Form 10-Q
period 1996-09-30
WATERS CORP /DE/
filed 1996-10-28
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         for the transition period from __________to__________.


                    Commission File Number:        01-14010
                                                   --------


                              Waters Corporation
                              ------------------
            (Exact name of registrant as specified in the charter)

             Delaware                              13-3668640
             --------                              ----------
    (State or other jurisdiction of      (I.R.S Employer Identification No.)
     incorporation or organization)

                                34 Maple Street
                          Milford, Massachusetts 01757
                          ----------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, include area code:  (508) 478-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                Yes  (X)                             No (  )


Number of shares outstanding of the Registrant's common stock as of October 24, 1996: 28,899,821

                      WATERS CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995                            3

        Consolidated Statements of Operations for the
          three months ended September 30, 1996 and 1995                      4

        Consolidated Statements of Operations for the
          nine months ended September 30, 1996 and 1995                       5

        Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995                       6

        Consolidated Statements of Stockholders' Equity                       7

        Notes to Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    15
Item 2. Changes in Securities                                                15
Item 3. Defaults Upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 5. Other Information                                                    15
Item 6. Exhibits and Reports on Form 8-K                                     15


SIGNATURES                                                                   16

                     WATERS CORPORATION  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           September 30,  1996        December 31, 1995
                                                                           -------------------        -----------------
                                                                                (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $       2,111            $       3,233
    Accounts receivable, less allowances for doubtful accounts and sales returns of $1,443 and $1,513 at September 30, 1996 and
       December 31, 1995, respectively                                              83,178                   76,087
    Inventories                                                                     51,484                   41,459
    Other current assets                                                             3,677                    2,847
    Net current assets - discontinued operations                                       -                      3,694
                                                                             -------------            -------------
       Total current assets                                                        140,450                  127,320
Property, plant, and equipment, net of accumulated depreciation of $16,873 and $10,154 at September 30, 1996 and December 31,
   1995, respectively                                                               74,177                   70,261
Other assets                                                                        34,910                   29,024
Goodwill, less accumulated amortization of $4,105 and $2,364 at
   September 30, 1996 and December 31, 1995, respectively                          114,243                   72,491
Net long term assets - discontinued operations                                         -                        720
                                                                             -------------            -------------
       Total assets                                                          $     363,780            $     299,816
                                                                             =============            =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long term debt                      $       1,300            $       1,933
    Accounts payable                                                                21,541                   16,757
    Deferred revenue                                                                10,447                    6,945
    Accrued retirement plan contributions                                            4,462                    5,362
    Accrued interest                                                                 2,109                    2,527
    Other current liabilities                                                       41,503                   36,763
                                                                             -------------            -------------
       Total current liabilities                                                    81,362                   70,287
Loans under Bank Credit Agreement                                                  226,252                   83,500
Senior Subordinated Notes                                                              -                     75,000
Redeemable preferred stock                                                           6,922                    6,232
Other liabilities                                                                    8,503                    6,679
                                                                             -------------            -------------
       Total liabilities                                                           323,039                  241,698
Commitments and contingent liabilities                                                 -                        -
Stockholders' Equity:
    Common stock (par value $.01 per share, 50,000 shares authorized,
      28,898 and 28,796 shares issued and outstanding at
      September 30, 1996 and December 31, 1995, respectively)                          289                      288
    Additional paid-in capital                                                     145,736                  145,318
    Deferred stock option compensation                                                (889)                  (1,076)
    Accumulated deficit                                                           (102,950)                 (85,403)
    Translation adjustments                                                         (1,041)                    (605)
    Minimum pension liability adjustment                                              (404)                    (404)
                                                                             -------------            -------------
       Total stockholders' equity                                                   40,741                   58,118
                                                                             -------------            -------------
Total liabilities and stockholders' equity                                   $     363,780            $     299,816
                                                                             =============            =============

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                For the Three Months Ended
                                                         -------------------------------------------
                                                          September 30, 1996      September 30, 1995
                                                          ------------------      ------------------
Net sales                                                           $98,414                  $80,634

Cost of sales                                                        36,631                   30,761

Revaluation of acquired inventory                                     3,660                      371
                                                                 ----------               ----------

  Gross profit                                                       58,123                   49,502

Selling, general and administrative expenses                         38,360                   32,344

Management fee                                                          ---                      389

Goodwill and purchased technology amortization                        1,615                      915

Research and development expenses                                     5,544                    4,346
                                                                  ---------                ---------

  Income from operations                                             12,604                   11,508

Interest expense, net                                                 3,706                    7,614

Unrealized (gains) on future cash flow hedges                           ---                   (7,219)

Realized losses on future cash flow hedges                              ---                      550
                                                                 ----------               ----------
  Income before income taxes                                          8,898                   10,563

Provision for income taxes                                            2,502                    1,993
                                                                 ----------               ----------
  Net income                                                          6,396                    8,570

Less:  accretion of and 6% dividend on preferred stock                  231                      228

                                                                 ----------               ----------
  Net income available to common stockholders                        $6,165                   $8,342
                                                                 ==========               ==========

  Net income per common share                                         $0.19                    $0.35
                                                                 ==========               ==========

Weighted average common shares outstanding                           31,888                   23,852


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)



                                                                                        For the Nine Months Ended
                                                                             ------------------------------------------------
                                                                               September 30, 1996          September 30, 1995
                                                                               ------------------          ------------------
Net sales                                                                                $279,692                  $242,516

Cost of sales                                                                             103,944                    92,318

Revaluation of acquired inventory                                                           6,100                       371
                                                                                     ------------              ------------
  Gross profit                                                                            169,648                   149,827

Selling, general and administrative expenses                                              107,752                    94,957

Management fee                                                                              --                        1,159

Goodwill and purchased technology amortization                                              3,977                     2,718

Expensed in-process research and development                                               19,300                      --

Research and development expenses                                                          15,286                    12,860
                                                                                     ------------              ------------
  Income from operations                                                                   23,333                    38,133

Interest expense, net                                                                      11,140                    23,688

Unrealized (gains) on future cash flow hedges                                               --                         (872)

Realized losses on future cash flow hedges                                                  --                          550
                                                                                     ------------              ------------
  Income before income taxes                                                               12,193                    14,767

Provision for income taxes                                                                  7,476                     2,670
                                                                                     ------------              ------------
  Net income before extraordinary item                                                      4,717                    12,097

Extraordinary item - (loss) on early retirement of debt                                   (22,264)                    --
                                                                                     ------------              ------------
  Net (loss) income                                                                       (17,547)                   12,097

Less:  accretion of and 6% dividend on preferred stock                                        689                       676

  Net (loss) income available to common stockholders                                     ($18,236)                  $11,421
                                                                                     ============              ============

(Loss) income per common share:

  Income per common share from operations                                                   $0.13                     $0.48
  Extraordinary (loss) per common share                                                    ($0.71)                    --
                                                                                     ------------              ------------
  Net (loss) income per common share                                                       ($0.58)                    $0.48
                                                                                     ============              ============

Weighted average common shares outstanding                                                 31,527                    23,852



                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)


                                                                          For the Nine Months Ended
                                                                     ---------------------------------------
                                                                     September 30, 1996   September 30, 1995
                                                                     ------------------   ------------------
Cash flows from operating activities:
 Net (loss) income                                                             ($17,547)             $12,097
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Unrealized (gain) on future cash flow hedges                                       -                 (872)
   Depreciation and amortization                                                  6,677                5,986
   Amortization of capitalized software and intangible assets                     5,383                4,508
   Amortization of debt issuance costs                                              795                2,155
   Extraordinary loss on retirement of debt                                      22,264                    -
   Compensatory stock option expense                                                187                  941
   Expensed in-process research and development                                  19,300                    -
 Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    (3,841)              12,497
   Decrease in inventories                                                        1,564                1,863
   (Increase) in other current assets                                              (344)                (347)
   (Increase) in other assets                                                      (474)              (1,296)
   Increase in accounts payable and accrued expenses                              2,050                3,627
   Increase in deferred revenue                                                   2,522                1,444
   (Decrease) increase in accrued retirement plan contributions                  (3,647)                 911
   Increase (decrease) in other liabilities                                       1,850               (4,928)
                                                                        ---------------         ------------
     Net cash provided by continuing operations                                  36,739               38,586
 Net cash provided by discontinued operations                                         -                  479
                                                                        ---------------         ------------
     Net cash provided by operating activities                                   36,739               39,065
Cash flows from investing activities:
 Additions to property, plant and equipment                                      (6,703)              (4,800)
 Software capitalization and other intangibles                                   (2,534)              (2,772)
 Loans to officers                                                                 (391)                   -
 Realized loss on contracts hedging net asset value                                   -               (1,103)
 Payment to acquire net assets of Phase Separations, Ltd.                             -               (7,469)
 Payment to acquire net assets of TA Instruments, Inc.                          (83,349)                   -
 Proceeds from sale of discontinued operations                                    4,497                6,477
                                                                        ---------------         ------------
     Net cash (used in) investing activities by continuing
       operations                                                               (88,480)              (9,667)
 Net cash used in discontinued operations                                             -                 (154)
                                                                        ---------------         ------------
     Net cash (used in) investing activities                                    (88,480)              (9,821)
Cash flows from financing activities:
 Payments for interest rate protection agreements                                (1,917)                   -
 Early retirement of Senior Subordinated Notes                                  (91,219)                   -
 Payment for issuance of notes and accrued interest                                (366)               5,309
 Net borrowings (repayments) of bank debt                                       142,030              (10,620)
 Stock options exercised                                                          1,108                    -
 Dividend paid                                                                        -              (16,195)
                                                                        ---------------         ------------
     Net cash provided by (used in) financing activities                         49,636              (21,506)
Effect of exchange rate changes on cash                                             983                  252
                                                                        ---------------         ------------
     Net change in cash and cash equivalents                                     (1,122)               7,990
Cash and cash equivalents at beginning of period                                  3,233               16,739
                                                                        ---------------         ------------
     Cash and cash equivalents at end of period                                  $2,111              $24,729
                                                                        ===============         ============


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (unaudited)



                                                                                                             Minimum
                                                   Additional      Deferred                    Cumulative    Pension
                                        Common       Paid-In      Stock Option   Accumulated   Translation   Liability
                                        Stock        Capital      Compensation     Deficit     Adjustments   Adjustment   Total
                                        -----        -------      ------------     -------     -----------   ----------   -----
Balance - December 31, 1995             $ 288      $ 145,318      $   (1,076)    $   (85,403)       ($605)       ($404)   $58,118

Net (loss) for the nine months
 ended September 30, 1996                   -              -               -         (17,547)           -            -    (17,547)

Stock options exercised                     1          1,107               -               -            -            -      1,108

Compensatory stock option expense           -              -             187               -            -            -        187

Accretion of and dividend on
 preferred stock                            -           (689)              -               -            -            -       (689)

Translation adjustment for the nine
 months ended September 30, 1996            -              -               -               -         (436)           -       (436)
                                        ------    -----------         -------     -----------     ---------     -------  ---------
Balance - September 30, 1996             $289      $ 145,736           ($889)      ($102,950)     ($1,041)       ($404)   $40,741
                                        ======    ===========         =======     ===========     =========     =======  =========

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company") is a holding company which owns all and only the common stock of Waters Technologies Corporation. Waters acquired ("Waters Acquisition") substantially all the assets of the Waters Chromatography Division (the "Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1995.

2.  Discontinued Operations

On December 31, 1994, the Company announced a plan to sell its process mass spectrometry business. The results of this business have been classified as discontinued operations in the consolidated statements of operations. The largest operation was sold in July 1995 for proceeds, net of associated costs, of approximately $6,500. Remaining operations were sold in January 1996 for proceeds, net of associated costs, of approximately $4,500.

3.  Inventories

Inventories are classified as follows:
                                          September 30,  December 31,
                                              1996          1995
                                              ----          ----
Raw materials                                $17,690        $10,719
Work in progress                               6,863          4,201
Finished goods                                26,931         26,539
                                             -------        -------

Total Inventories                            $51,484        $41,459
                                             =======        =======


4.  Material Transactions/Transition Agreement

In connection with the consummation of the Waters Acquisition, the Company and Millipore entered into a Transition Support and Service Agreement (the "Transition Agreement") whereby Millipore agreed to (i) lease office space, (ii)

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

transfer certain personnel, (iii) provide management information systems, administrative, distribution and facilities management support services, (iv) provide access to its telephone network, and (v) supply certain professional support services. The Company believes that the costs incurred under the Transition Agreement are representative of the charges that would be levied by independent third parties for similar services. The Company incurred net expenses pursuant to this agreement of $1,286 and $3,696 for the three month and nine month periods ended September 30, 1996, respectively. The net expenses for the corresponding periods in 1995 were $930 and $4,423, respectively. The Company had a net balance payable to Millipore of approximately $148 as of September 30, 1996 and $973 as of September 30, 1995. The Company sold product and services totaling $7 and $79 to Millipore during the three month and nine month periods ended September 30, 1996, respectively. During the three month and nine month periods ended September 30, 1995, the Company sold product and services to Millipore totaling $73 and $479, respectively.

5.  Income Taxes

The Company's effective tax rate for the three and nine month periods ended September 30, 1996 was 20%, after the revaluation of acquired inventory and expensed in-process research and development charges related to the TAI Acquisition (defined below), which are not tax deductible. The Company's effective tax rates for the corresponding periods in 1995 were 18.9% and 18.3%, respectively. The Company's 1996 U.S. taxable income will be offset by net operating loss carryforwards.

6.  Debt

In January 1996, the Company entered into a three-year debt swap agreement with the Bank of Boston. The Company swapped $22,000 in notional amount of floating rate LIBOR borrowings for 2,330,240 yen notional amount of borrowings at a fixed interest rate of 1.525% per annum. At representative interest rates and current exchange rates in effect at January 23, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $900 over the term of the swap agreement.

In June 1996, the Company entered into an additional three-year debt swap agreement with Bankers Trust Company. The Company swapped $7,500 in notional amount of floating rate LIBOR borrowings for 817,500 yen notional amount of borrowings at a fixed interest rate of 2.02% per annum. At representative interest rates and current exchange rates in effect at June 26, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $266 over the term of the swap agreement. The Company could also incur higher or lower principal repayments over the term of either swap agreement.

In March 1996, the Company increased the maximum availability under its senior credit facility (the "Bank Credit Agreement") to $300,000 in order to repurchase its 12 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes") and provide additional financial flexibility. The availability under the Bank Credit Agreement will decrease under certain circumstances, including upon certain asset sales, issuance of equity, and incurrence of debt. The line of credit will further decrease by $45,000 at November 22, 1998 and 1999, and will terminate on the earlier of the date on which a Change of Control Event (as defined in the Bank Credit Agreement) occurs and November 22, 2000.

In April 1996, the Company consummated a tender offer (the "Tender Offer") to repurchase $75,000 in principal amount of the Company's Senior Subordinated Notes. The aggregate purchase price paid by the Company in connection with the Tender Offer was $90,600. The Company funded this redemption through additional borrowings under the Bank Credit Agreement. In the second quarter of 1996, the Company recorded an extraordinary loss of $22,264 related to the early extinguishment of the Senior Subordinated Notes.

At October 24, 1996, the Company had aggregate borrowings outstanding under the Bank Credit Agreement of $226,445 and approximately $73,555 in additional borrowings available.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

In March and April 1996, the Company entered into several interest rate protection agreements. These agreements provide payments to the Company if the three month LIBOR rate, as defined, exceeds 8% in 1996, 6% in 1997, and 6.5% in 1998 and 1999 on aggregate borrowings of $183,000 in 1996 and 1997 and $70,000 and $30,000 in 1998 and 1999, respectively.

7.  TA Instruments, Inc. Acquisition

The Company entered into an Agreement and Plan of Merger on March 28, 1996 to acquire all of the capital stock of TA Instruments, Inc. ("TAI") for $83,349 in cash ("TAI Acquisition"). The TAI Acquisition was consummated on May 1, 1996 and was financed through borrowings under the revolving credit facility under the Bank Credit Agreement. TAI develops, manufactures, sells, and services thermal analysis and rheology instrumentation which is used for the physical characterization of polymers and related materials. Thermal analysis and rheology are among the most prevalent techniques employed in the analysis of polymers and other organic/inorganic materials. TAI is the global market leader in the field of thermal analysis. Net sales for TAI were approximately $47,000 in 1995.

In conjunction with the TAI Acquisition, the Company recorded non-recurring charges of $19,300 for the immediate write-off of acquired in-process research and development and $6,100 for the revaluation of acquired inventory which was amortized over a period of 5 months and charged to cost of sales during the second and third quarters of 1996. The Company also recorded goodwill in the transaction which will be amortized over a 40 year period using the straight line method of amortization. The TAI Acquisition was accounted for by the purchase method and the results of its operations have been consolidated with the Company's results from May 1, 1996, the date of the acquisition.

The following unaudited Pro Forma results of operations for the nine month periods ended September 30, 1996 and September 30, 1995 give effect to the TAI Acquisition as if the transaction had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company and TAI and the assumptions and adjustments made upon the TAI Acquisition. The Pro Forma results of operations do not (i) purport to represent what the Company's results of operations actually would have been if the TAI Acquisition had occurred as of the beginning of the periods, or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.



                                                    Pro Forma Results
                                                    -----------------

                                               For the Nine Months Ended
                                               -------------------------
                                          September 30, 1996  September 30, 1995
                                          ------------------  ------------------
Net sales                                      $ 293,887           $ 275,609
Income from continuing operations              $   4,269           $  13,085
Net (loss) income                              $ (17,995)          $  13,085

Income per common share from continuing
 operations                                      $   .11               $ .52
Net (loss) income per common share               $  (.59)              $ .52

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events
On October 24, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission, which has not yet become effective, for a secondary offering of approximately 2 million shares of common stock. Shares are being sold by certain selling shareholders of the Company. The Company will not receive any proceeds from the offering.

On May 1, 1996, the Company acquired all of the capital stock of TA Instruments, Inc. ("TAI"), a U.S. based company. TAI develops, manufactures, sells, and services thermal analysis and rheology instrumentation which is used for the physical characterization of polymers and related materials. The following discussion of the results of operations for the three and nine months ended September 30, 1996 include the results of TAI's operations since the acquisition date.

Results of Operations

Net Sales:
Net sales for the three month period ended September 30, 1996 (the "1996 Quarter") and nine month period ended September 30, 1996 (the "1996 Period"), which include TAI results from May 1, 1996, were $98.4 million and $279.7 million, respectively, compared to $80.6 million for the three month period ended September 30, 1995 (the "1995 Quarter") and $242.5 million for the nine month period ended September 30, 1995 (the "1995 Period"), an increase of 22% for the Quarter and 15% for the Period. Excluding unfavorable currency effects, consolidated net sales grew by 26% for the Quarter and 19% for the Period. Further excluding the effects of TAI, the Waters traditional HPLC business grew 11% for the Quarter and 10% for the Period as compared to the 1995 Quarter and Period. Growth was generally broad based across geographies and end-user markets. The U.S. business grew strongly during the 1996 Quarter and Period, improving over the past several years during which revenues were largely flat, and reflecting the success of the Company's general business initiatives and new product innovations. In March 1996, Waters introduced its new family of Alliance/TM/ HPLC systems which provide customers with more accurate and consistent results and increased sampler handling capacity, and are more compact and easier to maintain than conventional component systems.

Gross Profit:
Gross profit increased to $58.1 million in the 1996 Quarter and $169.6 million in the 1996 Period from $49.5 million in the 1995 Quarter and $149.8 million in the 1995 Period, an increase of $8.6 million or 17% for the Quarter and $19.8 million or 13% for the Period. In the 1996 Period, the Company recorded a $6.1 million charge for revaluation of acquired inventory resulting from the TAI acquisition. Of this amount, $3.7 million was amortized during the 1996 Quarter. In the 1995 Quarter and Period, the Company recorded a $.4 million charge for revaluation of acquired inventory resulting from the acquisition of Phase Separations Limited. Excluding the effects of these charges, gross profit increased $11.9 million or 24% for the 1996 Quarter and $25.6 million or 17% for the 1996 Period. Gross profit as a percentage of sales, excluding the inventory revaluation charges, improved to 62.8% during the 1996 Quarter and 1996 Period, from 61.9% during the 1995 Quarter and 1995 Period. During the 1996 Period, the Company continued to improve manufacturing productivity.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $38.4 million in the 1996 Quarter as compared to $32.3 million in the 1995 Quarter, an increase of $6.1 million or 18.9%. Selling, general and administrative expenses for the 1996 Period increased $12.8 million or 13.5% to $107.8 million, up from $95.0 million in the 1995 Period. Selling, general and administrative expenses, as a percentage of net sales, declined from the 1995 Quarter and Period.

Management Fee:
Until November 1995, the Company paid AEA Investors Inc. and Bain Capital, Inc. an annual fee of $1.5 million plus out of pocket expenses for general management, financial and other corporate advisory services. The agreement was terminated in conjunction with the Company's November 1995 initial public offering of stock (the "Offering").

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization increased by $.7 million or 77% in the 1996 Quarter as compared to the 1995 Quarter and $1.3 million or 46% in the 1996 Period as compared to the 1995 Period. The increase was primarily related to the acquisition of TA Instruments, Inc. on May 1, 1996.

Expensed In-Process Research and Development:
In the 1996 Period, the Company wrote off $19.3 million of the TAI purchase price related to acquired in-process research and development. Generally accepted accounting principles prohibit capitalization of acquired research and development expenditures.

Research and Development Expenses:
Research and development expenses increased to $5.5 million in the 1996 Quarter from $4.3 million in the 1995 Quarter, an increase of $1.2 million or 28%. Research and development expenses increased to $15.3 million in the 1996 Period from $12.9 million in the 1995 Period, an increase of $2.4 million or 19%. These increases reflect the Company's continued commitment to new product development. In March 1996, Waters introduced its new Alliance/TM/ HPLC systems. Alliance/TM/ systems are modular and allow scientists the flexibility to create tailored systems, which deliver more consistent and accurate results and are more compact and easier to maintain than conventional component systems.

Operating Income:
Income from continuing operations was $12.6 million for the 1996 Quarter as compared to $11.5 million for the 1995 Quarter, reflecting the impact of the revaluation of acquired inventory associated with the TAI acquisition. As a result of these charges and expensed in-process research and development charges, the Company experienced a corresponding decrease in income from operations for the Period from $38.1 million in the 1995 Period to $23.3 million in the 1996 Period. Excluding the effects of the nonrecurring charges related to the acquisition of TAI, a nonrecurring charge in 1995 for the revaluation of acquired inventory related to the acquisition of Phase Separations Limited, and 1995 management fees under the terminated management services agreement, operating income for the Quarter increased to $16.3 million, a 33% increase over the 1995 Quarter, and operating income for the Period increased to $48.7 million, a 23% increase over the 1995 Period. Improved 1996 results reflected HPLC sales growth, improved productivity, and the inclusion of TAI operating results from the date of acquisition.

Interest Expense:
Contemporaneously with the Company's November 1995 Offering, the Company retired $25 million of Senior Subordinated Notes and all outstanding indebtedness under the original bank credit agreement with proceeds from the Offering and its new bank agreement. In April 1996, the Company consummated a tender offer to repurchase and retire the remaining $75 million of Senior Subordinated Notes (the "Tender Offer"). The Company's average debt levels for the 1996 Quarter and Period were substantially lower than debt levels for the 1995 Quarter and Period due to the application of net proceeds from the Offering and strong operating cash flows generated during 1996. The reduced indebtedness and more favorable interest rates under the new bank credit agreement resulted in a 51% decrease in interest expense for the 1996 Quarter to $3.7 million as compared to $7.6 million in the 1995 Quarter. Interest expense for the 1996 Period decreased $12.6 million or 53%, from $23.7 million in 1995 to $11.1 million in 1996.

Unrealized/Realized (Gains) Losses on Future Cash Flow Hedges:
During 1995, the Company periodically entered into forward exchange contracts to economically hedge a significant portion of the U.S. dollar value of its anticipated future international cash flows. Generally accepted accounting principles required that those contracts outstanding at period end be valued at current market value with the resulting unrealized gain or loss reflected in the statements of operations even though they economically hedged anticipated future cash flows. During the 1995 Quarter and 1995 Period, the Company recorded $7.2 million and $.9 million, respectively, for unrealized gains on future cash flow hedges. During the 1995 Quarter and Period, the Company also recorded realized losses of $.6 million for contracts that had matured. In the fourth quarter of 1995, the Company ceased to hedge anticipated future international cash flows and therefore liquidated those particular forward currency contracts.

Provision for Income Taxes:
The Company's effective income tax rate for the 1996 Quarter and Period was 20%, after excluding the revaluation of acquired inventory and expensed in-process research and development charges related to the TAI acquisition, which are not tax deductible. The effective income tax rates for the 1995 Quarter and Period were 18.9% and 18.3%, respectively. The Company's 1996 U.S. taxable income will be offset by net operating loss carryforwards.

Net Income before Extraordinary Item:
The Company generated net income before extraordinary items of $6.4 million in the 1996 Quarter and $4.7 million in the 1996 Period which was lower than $8.6 million for the 1995 Quarter and $12.1 million for the 1995 Period, respectively. The lower 1996 net income was the result of the TAI Acquisition related charges totaling $3.7 million for the Quarter and $25.4 million for the Period ($6.1 million for revaluation of acquired inventory and $19.3 million for expensed in-process research and development). Excluding the effects of these charges, net income before extraordinary items was $10.1 million for the 1996 Quarter and $30.1 million for the 1996 Period. The improvement over the prior year was a result of sales growth, continued focus on cost reduction, and interest expense reduction.

Extraordinary Item:
During the 1996 Period, the Company repurchased $75 million in principal amount of its Senior Subordinated Notes. The Company recorded a $22.3 million charge associated with the early extinguishment of this debt.

Net Income (Loss):
The Company generated net income of $6.4 million in the 1996 Quarter compared to $8.6 million net income in the 1995 Quarter. Net loss for the Period was $17.5 million compared to net income of $12.1 million in the 1995 Period. The decline was the result of the aforementioned TAI acquisition charges and charges for the early extinguishment of debt. Income per share of $.19 for the 1996 Quarter and loss per share of $.58 for the 1996 Period was lower than $.35 income per share in the 1995 Quarter and $.48 income per share in the 1995 Period. Income per share, before the effect of the TAI acquisition and extraordinary charges was $.31 for the 1996 Quarter and $.93 for the 1996 Period.

Liquidity and Capital Resources:

The Company generated $36.7 million in operating cash flows during the 1996 Period primarily as a result of the $17.5 million net loss, more than offset by $12.1 million of depreciation and amortization, $22.3 million of extraordinary loss on the extinguishment of debt (see "Tender Offer" below), and the $25.4 million of noncash, nonrecurring charges related to the TAI acquisition.

Net cash used in investing activities of $88.5 million during the 1996 Period was the result of $83.3 million used to acquire TAI and $9.2 million used for additions to property, plant and equipment and software capitalization, offset by proceeds from the sale of remaining discontinued Extrel operations.

Net cash provided by financing activities of $49.6 million during the 1996 Period primarily reflected $83.3 million used to acquire TAI, net of other borrowings and repayments of bank debt and $1.9 million used to purchase interest rate protection agreements.

In April 1996, the Company consummated the Tender Offer for an aggregate repurchase price of $90.6 million. The Company funded this redemption through additional borrowings under the Bank Credit Agreement. Prior to the commencement of the Tender Offer, the Bank Credit Agreement was amended in March 1996 to provide for aggregate borrowings, as defined, totaling $300 million and to permit the expected completion of the acquisition of TA Instruments, Inc.

In January 1996, the Company entered into a three-year debt swap agreement with the Bank of Boston. The Company swapped $22 million in notional amount of floating rate LIBOR borrowings for 2,300 million yen notional amount of borrowings at a fixed interest rate of 1.525% per annum. At representative interest rates and current exchange rates in effect at January 23, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $.9 million over the term of the swap agreement.

In June 1996, the Company entered into an additional three-year debt swap agreement with Bankers Trust Company. The Company swapped $7.5 million in notional amount of floating rate LIBOR borrowings for 818 million yen notional amount of borrowings at a fixed interest rate of 2.02% per annum. At representative interest rates and current exchange rates in effect at June 26, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $.3 million over the term of the swap agreement. The Company could also incur higher or lower principal repayments over the term of either swap agreement.

In March and April 1996, the Company entered into several interest rate protection agreements. These agreements provide payments to the Company if the three month LIBOR rate, as defined, exceeds 8% in 1996, 6% in 1997, and 6.5% in 1998 and 1999 on aggregate borrowings of $183,000 in 1996 and 1997 and $70,000 and $30,000 in 1998 and 1999, respectively.

At October 24, 1996, the Company had aggregate borrowings outstanding under the Bank Credit Agreement of $226.4 million and approximately $73.6 million additional borrowings available.

The Company believes that existing cash balances and cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements and debt service requirements of the Company in the foreseeable future.

Cautionary Statement:
Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products by the HPLC industry, changes in the healthcare market and the pharmaceutical industry, changes in distribution of the Company's products, and interest rate and foreign exchange fluctuations.

Part II: Other information

Item 1. Legal Proceedings
         The Company is not party to any legal proceedings other than litigation incidental to normal business activities. The outcome of such litigation is not expected to have a material adverse effect on the Company.

Item 2. Changes in Securities
         Not Applicable.

Item 3. Defaults Upon Senior Securities
         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
         Not Applicable.

Item 5. Other Information
         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K
         (a) Exhibit 27 - Financial Data Schedule.
         (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                     WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 1996        Waters Corporation



                              /s/ Philip S. Taymor
                              --------------------
                              Philip S. Taymor
                              Senior Vice President and Chief Financial
                              Officer