Form 10-K405
period 1996-12-31
WATERS CORP /DE/
filed 1997-03-31
CIK 1000697

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

          ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM_________ TO _________.

                       Commission File Number:  01-14010

                               WATERS CORPORATION
                               ------------------
             (Exact name of registrant as specified in the charter)

              DELAWARE                             13-3668640
              --------                           ---------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                                34 MAPLE STREET
                         MILFORD, MASSACHUSETTS  01757
                         -----------------------------
         (Address, including zip code, of principal executive offices)


          Registrant's telephone number, including area code:   (508) 478-2000


 Securities of the Registrant registered pursuant to Section 12(b) of the Act:
                                      None
 Securities of the Registrant registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    ( X )                   No    (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 24, 1997: $756,197,606

Number of shares outstanding of the Registrant's common stock as of March 24, 1997: 28,929,595

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Stockholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                      WATERS CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10K
                                     INDEX


Index No.                                                       Page
---------                                                       ----

                                    PART I

1.      Business...............................................   3
2.      Properties.............................................   6
3.      Legal Proceedings......................................   7
4.      Submission of Matters to a Vote of Security Holders....   7


                                    PART II

5.      Market for Registrants Common Stock and
        Related Stockholder Matters............................   7
6.      Selected Financial Data................................   8
7.      Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........   8
8.      Financial Statements and Supplementary Data............   8
9.      Changes In and Disagreements With Accountants
        on Accounting and Financial Disclosure.................   8

                                   PART III

10.     Directors and Executive Officers of the Registrant.....   8
11.     Executive Compensation.................................   8
12.     Security Ownership of Certain Beneficial Owners
        and Management.........................................   9
13.     Certain Relationships and Related Transactions.........   9

                                    PART IV

14.     Exhibits, Financial Statement Schedules and
        Reports on Form 8-K....................................   9
        Signatures.............................................   11

                                    PART I

Item 1: BUSINESS

The Company

        Waters Corporation ("Waters" or the "Company") is a holding company which owns only and all of the outstanding common stock of Waters Technologies Corporation. Waters Corporation was established to acquire ("Acquisition") the predecessor Waters Chromatography Division ("Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994. Waters Corporation became a publicly traded company with its initial public offering ("IPO") in November 1995.
        Effective on December 31, 1994, the Board of Directors approved a plan to divest operations of the Company's Extrel FTMS and Extrel Pittsburgh business units. The description of Waters' business contained herein treats both business units as discontinued operations, and excludes these units from this description. For additional information, please see "Management's Discussion and Analysis of Financial Condition and the Results of Operations," and the Financial Statements and the accompanying notes found in the 1996 Annual Report which is incorporated herein by reference.

Business Segments

        The Company operates in only one business segment, but operates in several geographic segments. See Footnote 18 to the Financial Statements for detailed results by geographic segment found in the 1996 Annual Report which is incorporated herein by reference.

Business

        Waters is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. With its acquisition of TA Instruments, Inc. ("TAI") in May 1996, Waters is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

        Developed in the 1950's, HPLC today is the standard technique used to identify and analyze the constituent components of a variety of chemicals and materials. HPLC's unique performance capabilities enable it to separate and identify 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications. Within the pharmaceutical and life science industries, its most important end-use market, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is used to identify food content for nutritional labeling in the food and beverages industry and to test water and air purity within the environmental testing industry. HPLC is also used in a variety of applications in other industries, such as chemical and consumer products, as well as by universities and government agencies. In many instances, Food and Drug Administration ("FDA") and Environmental Protection Agency ("EPA") regulations, and those of their international counterparts, mandate testing that requires HPLC instrumentation.

        Waters manufactures over 100 HPLC instruments. A complete HPLC system consists of five basic components: the solvent delivery system, the sample injector, the separation column, the detector and the data acquisition unit. The solvent delivery system pumps the solvent through the HPLC system, while the sample injector injects the sample into the solvent flow. The separation column then separates the sample into its components for analysis by the detector which measures the presence and amount of the constituents. The data acquisition unit then records and stores the information from the detector. Instrument and system sales comprise approximately two thirds of the Company's annual revenues.

        Consumable products and service comprise the remaining one third of annual revenues. Consumable products primarily are columns packed with separation media used in the HPLC testing process and are replaced at regular intervals. The separation column contains one of several types of packing, typically stationary phase packing made from silica. As the sample flows through the column it is separated into its constituent components.

        The acquisition of TAI expands the Company's product offerings to include thermal analysis and rheology products. Thermal analysis measures the physical characteristics of materials as a function of temperature. Changes in temperature affect several characteristics of materials such as their physical state, weight, dimension and mechanical and electrical properties, which may be measured by one or more thermal analysis techniques. Consequently, thermal analysis techniques are widely used in the development, production and characterization of materials in various industries such as plastics, chemicals, automobiles, pharmaceuticals and electronics. Rheology instruments complement thermal analyzers in characterizing materials. Rheology characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of loading. The information obtained provides insight with regard to a material's behavior during manufacture, transport, usage and storage. Approximately 80% of TAI's annual revenues pertain to instrument sales.

Customers

        Waters has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company's largest sector and includes multinational pharmaceutical companies, generic drug manufacturers and biotechnology companies. The Company's other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. Expanding into the industrial customer segment is the primary business objective behind the acquisition of TAI. The instrumentation used to make physical measurements (based on thermal analysis) is found in almost all customer settings that also utilize the Company's gel permeation chromatography. Furthermore, there is an important relationship between the information obtained from gel permeation chromatography analysis and the properties that can be measured by thermal analysis.

        The Company also sells to various universities and government agencies worldwide and Waters' technical support staff work closely with these customers in developing and implementing applications that meet their full range of analytical requirements.

        The Company does not rely on any one customer or group of customers for a material portion of its sales. During fiscal 1996, no customer accounted for more than 2% of the Company's net sales.

Research and Development

        Waters maintains an active research and development program focused on the development and commercialization of products which both complement and update the existing product offering. The Company's research and development expenditures, including those of the Predecessor, for 1996, 1995 and 1994, were $20.9 million, $17.7 million and $20.2 million, respectively. Nearly all of the current HPLC core products of the Company have been developed at the main research and development center in Milford, Massachusetts, with input and feedback from Waters' extensive field organization. Nearly all of the current thermal analysis products have been developed at TAI's research and development center in New Castle, Delaware and nearly all of the current rheology products have been developed at the TAI facility in England. At December 31, 1996, there were approximately 190 employees involved in the Company's research and development efforts, with approximately 30 employees at TAI. Among its various accomplishments, the Company recently attained accreditation with strict International Standards Organization ("ISO") 9001 standards for software development.

Sales and Service

        Waters has the largest sales and service team focused exclusively on HPLC in the industry. The Company serves its customer base through over 615 field representatives in 59 sales offices throughout the world, excluding TAI. Many of Waters' field representatives are former Waters' customers. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop customized applications and procedures to expand the use of HPLC as a testing method. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog. TAI sells and services its own products through over 100 field representatives in 11 offices throughout the world.

Manufacturing

        Waters provides high quality HPLC products by controlling each stage of production of its instruments and columns. The Company assembles most of its instruments at its facility in Milford, Massachusetts, where it performs machining, wiring, assembly and testing. The Milford facility employs manufacturing techniques that meet the strict ISO 9002 quality manufacturing standards and FDA mandated Good Manufacturing Practices. The Company outsources manufacturing of certain electronic components such as computers and screens to outside vendors that can meet the Company's quality requirements.

        The Company manufactures its columns at its facility in Taunton, Massachusetts, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Taunton facility meets the same ISO and FDA standards met by the Milford, Massachusetts facility and is approved by the FDA to produce Class 1 medical devices.

        TAI manufactures its thermal analysis products at its New Castle, Delaware facility and its rheology products at its Leatherhead, England facility.

Competition

        The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers in both domestic and foreign markets, although only one other company focuses principally on the HPLC market. Waters competes in this market primarily on the basis of instrument performance, reliability and service and, to a lesser extent, price. Many competitors who are not solely focused on the HPLC market have instrument businesses that are much larger than the Company's business. Certain competitors have greater financial and other resources than the Company.

        The market for consumable products, including separation columns, is also highly competitive but is more fragmented than the instruments market. Waters encounters competition in the columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns, and distributes its own product. Waters competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price.

Patents, Trademarks and Licenses

        Waters owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software is licensed from third parties. Waters also owns a number of trademarks. While the patents, licenses and trademarks are viewed as valuable assets, the Company's patent position is not of material importance to its operations.

Employees

        At December 31, 1996, Waters had approximately 1,865 employees, excluding TAI. More than 60% of the Company's employees are located in the United States. Labor relations are considered to be excellent and no Waters employees have union affiliations. At December 31, 1996, TAI had approximately 225 employees worldwide and their geographic distribution was similar to the distribution of Waters employees.

Environmental Matters

        The Company is subject to Federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

        Millipore has been notified that the United States Environmental Protection Agency has determined that a release or a threat of a release of hazardous substances as defined by CERCLA has occurred at certain sites to which chemical wastes generated by the manufacturing operations of the Predecessor have been sent. In each instance, Millipore was only one of a large number of corporations and entities which received such notification, and anticipates that any ultimate liability for remedial costs will be shared by others. In any instances involving chemical wastes generated by the Predecessor, Millipore has entered into partial settlements, paid its proportionate financial obligation and received partial releases.

        In connection with the Acquisition, Millipore agreed to retain environmental liabilities resulting from pre-acquisition operations of the Company's facilities. Notwithstanding this contractual agreement, under CERCLA and similar environmental laws, the Company may remain primarily liable to certain persons for environmental cleanup costs.

Item 2: PROPERTIES

        Waters operates 16 United States facilities and 55 international facilities. The Company believes its facilities are adequate for its current production level and for reasonable growth over the next few years. The Company's primary facilities are summarized in the table below.

Primary Facility Locations

Location           Function (1)       Owned/Leased     Square Feet (000's)
--------------------------------------------------------------------------
Milford, MA                 M, R, S       Owned               408
Taunton, MA                 M             Owned               32
St. Quentin, France         S             Leased              18
Singapore                   S             Leased               5
Tokyo, Japan                R, S          Leased              12
New Castle, DE (2)          M, R, S       Leased              48
Leatherhead, England (2)    M, R, S       Leased              12
______________

(1) M =  Manufacturing; R = Research; S = Sales
(2) TAI facilities

        Waters operates and maintains 13 field offices in the United States and 55 field offices abroad in addition to sales offices in Milford, MA and New Castle, DE. The Company's primary field office locations are listed below.

Field Office Locations (3)

United States                                   International
-----------------------------------------------------------------------------------------
Tustin, CA                      Australia       Hungary                 Puerto Rico
Wood Dale, IL                   Austria         India                   Russia
Fairfax, VA                     Belgium         Italy                   Singapore
Cary, NC                        Brazil          Japan                   Spain
Morristown, NJ                  Canada          Malaysia                Sweden
Houston, TX                     Czech Republic  Mexico                  Switzerland
Pleasanton, CA                  Denmark         Netherlands             Taiwan
Ann Arbor, MI                   Finland         Norway                  United Kingdom
Rolling Meadows, IL             France          People's Republic
Lake Wylie, SC                  Germany             of China
Felton, CA                      Hong Kong       Poland
Valley View, OH

______________

(3) Waters operates more than one office within certain states and foreign countries.

Item 3: LEGAL PROCEEDINGS

        From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. None of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company or its subsidiaries.

        The Company is currently asserting a claim against Millipore under arbitration procedures specified in the purchase and sale agreement to the Predecessor. The Company contends that Millipore has undervalued the amount of assets it is obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Company believes it has meritorious arguments and should prevail although the outcome is not certain. The Company believes that any outcome of the arbitration proceeding will not be material to the Company.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.


                                    PART II

Item 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 24, 1997, the Company had approximately 314 common stockholders of record. The Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. On September 12, 1995 the Company declared and paid a special distribution of $16,195,169.

        The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

                                                              Price Range
                                                              -----------
For the quarter ended                                       High       Low
---------------------                                       ----       ---
December 31, 1995 (commencing November 17, 1995)        $ 18 1/8    $ 13 1/4
March 31, 1996                                             24 5/8     16 3/4
June 30, 1996                                              33         24 3/8
September 30, 1996                                         33         25 1/4
December 31, 1996                                          33 5/8     25 7/8

Item 6: SELECTED FINANCIAL DATA

        Reference is made to information contained in the section entitled "Selected Financial Data" on page 55 of the 1996 Annual Report, which information is incorporated herein by reference.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Reference is made to the information on pages 29 to 35 of the 1996 Annual Report, which information is incorporated herein by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Company's consolidated financial statements and notes thereto on pages 37 to 53 of the 1996 Annual Report together with the "Report of Independent Accountants" dated January 22, 1997 on page 36 and "Quarterly Results" on page 54, which information is incorporated herein by reference.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        a. Information concerning the Registrant's directors is set forth in the Proxy Statement under the headings "Election of Directors" and "Directors Meetings and Compensation." Such information is incorporated herein by reference.

        b. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Director and Officer and Ten Percent Stockholder Securities Reports." Such information is incorporated herein by reference.

Item 11:  EXECUTIVE COMPENSATION

        Information concerning compensation of the Registrant's executive officers is set forth in the Proxy Statement under the heading "Management Compensation." Such information is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners." Such information is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

                                    PART IV


Item 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

        (1) Reference is made to the Company's consolidated financial statements and notes thereto on pages 37 to 53 of the 1996 Annual Report, which information is incorporated herein by reference.

        (2)  Not Applicable.

        (3)  List of exhibits

        Exhibit
        Number  Description of Document
        ------- -----------------------
        3.1 Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended to date. (1)

        3.2 Amended and Restated Bylaws of Waters Corporation, as amended to date. (1)

        10.1 Credit Agreement, dated as of November 22, 1995, among Waters Corporation, Waters Technologies Corporation, Bankers Trust Company and other Lenders party thereto. (2)

        10.2 First Amendment to Credit Agreement, dated as of March 6, 1996 among Waters Corporation, Waters Technologies Corporation, Bankers Trust Company and other Lenders party thereto. (2)

        10.3 Waters Corporation Amended and Restated 1996 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit A of the Proxy Statement for the 1996 Annual Meeting of Stockholders ("1996 Proxy Statement").

        10.4 Waters Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B of the 1996 Proxy Statement.

        10.5 Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. Incorporated by reference to Exhibit C of the 1996 Proxy Statement.

        10.6 Waters Corporation Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit D of the 1996 Proxy Statement.

        10.7 Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996. Incorporated by reference to the Registrant's Report on Form 8-K dated March 29, 1996.

        10.8 Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation. Incorporated by reference to the Registrant's Report on Form 8-K dated March 11, 1996.

        10.9 WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan, as amended (including Form of Amended and Restated Stock Option Agreement). (2)

        10.10   Waters Corporation Retirement Plan. (2)

        10.11 Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation. (2)

        10.12 Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers. (2)

        10.13 Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management. (2)

        11.1    Statement of Computation of Per Share Earnings.

        13.1    1996 Annual Report to Stockholders.

        13.2    Report of the Independent Accountants

        13.3    Report of the Independent Accountants

        21.1    Subsidiaries of Waters Corporation. (1)

        22.1    Proxy Statement for the 1997 Annual Meeting of Stockholders.

        23.1    Consent of Coopers & Lybrand L.L.P.

        23.2    Consent of Coopers & Lybrand L.L.P.

        27.1    Financial Data Schedule.

        ______________
        (1) Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996.
        (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-3810).


(b) Reports on Form 8-K

                No reports on Form 8-K were filed during the three month period ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 24, 1997             Waters Corporation



                                   /s/ Philip S. Taymor
                                   -----------------------------
                                   Philip S. Taymor
                                   Senior Vice President, Finance and
                                   Administration and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1997.


                                   Chairman of the Board of Directors, Chief Executive
/s/ Douglas A. Berthiaume          Officer, and President (principal executive officer)
---------------------------
Douglas A. Berthiaume

                                   Senior Vice President, Finance and
                                   Administration, and Chief Financial Officer
                                   (principal financial officer and principal
/s/ Philip S. Taymor               accounting officer)
---------------------------
Philip S. Taymor


/s/ Joshua Bekenstein              Director
---------------------------
Joshua Bekenstein


/s/ Philip Caldwell                Director
---------------------------
Philip Caldwell


/s/ Edward Conard                  Director
---------------------------
Edward Conard


/s/ Thomas P. Salice               Director
---------------------------
Thomas P. Salice


/s/ Marc Wolpow                    Director
---------------------------
Marc Wolpow
