Form 10-Q
period 1997-03-31
WATERS CORP /DE/
filed 1997-05-07
CIK 1000697

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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


Number of shares outstanding of the Registrant's common stock as of May 2, 1997:  28,937,419

                WATERS CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q

                               INDEX



                                                               Page
                                                               ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997       3
          and December 31, 1996

          Consolidated Statements of Operations for the
          three months ended March 31, 1997 and 1996             4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996             5

          Consolidated Statement of Stockholders' Equity         6

          Notes to Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9


PART II   OTHER INFORMATION


Item 1.   Legal Proceedings                                     11
Item 2.   Changes in Securities                                 11
Item 3.   Defaults Upon Senior Securities                       11
Item 4.   Submission of Matters to a Vote of Security Holders   11
Item 5.   Other Information                                     11
Item 6.   Exhibits and Reports on From 8-K                      11

          SIGNATURES                                            12

                         WATERS CORPORATION  AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  March 31,  1997  December 31, 1996
                                                                  ---------------  -----------------
                                                                     (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                         $       2,819      $         639
  Accounts receivable, less allowances for doubtful accounts  of
   $1,984 and $1,712 at March 31, 1997 and December 31, 1996,
   respectively                                                            87,976             88,112
  Inventories                                                              48,858             47,351
  Other current assets                                                      8,096              7,930
                                                                    -------------      -------------
   Total current assets                                                   147,749            144,032
Property, plant, and equipment, net of accumulated depreciation of $22,028 and $19,729 at March 31, 1997 and December 31,
   1996, respectively                                                      74,097             74,777
Other assets                                                               35,420             36,058
Goodwill, less accumulated amortization of $5,210 and $4,818 at
  March 31, 1997 and December 31, 1996, respectively                      109,255            110,635
                                                                    -------------      -------------
   Total assets                                                     $     366,521      $     365,502
                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long term debt               $       2,045      $       1,736
  Accounts payable                                                         21,502             17,509
  Deferred revenue                                                         12,678             10,491
  Other current liabilities                                                54,807             53,069
                                                                    -------------      -------------
   Total current liabilities                                               91,032             82,805
Long term debt                                                            195,025            210,470
Redeemable preferred stock                                                  7,388              7,153
Other liabilities                                                           3,294              7,294
                                                                    -------------      -------------
   Total liabilities                                                      296,739            307,722
Commitments and contingent liabilities                                        -                  -
Stockholders' Equity:
  Common stock (par value $ .01, 50,000 shares authorized,
   28,930 and 28,923 shares issued and outstanding at March
   31, 1997 and December 31, 1996, respectively)                              289                289
  Additional paid-in capital                                              145,516            145,717
  Deferred stock option compensation                                         (771)              (826)
  Accumulated deficit                                                     (75,470)           (87,808)
  Translation adjustments                                                     218                408
                                                                    -------------      -------------
     Total stockholders' equity                                            69,782             57,780
                                                                    -------------      -------------
Total liabilities and stockholders' equity                          $     366,521      $     365,502
                                                                    =============      =============



The accompanying notes are an integral part of the consolidated financial statements.

                    WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (unaudited)


                                                               For the Three Months Ended
                                                         ------------------------------------
                                                         March 31, 1997        March 31, 1996
                                                         --------------        --------------

Net sales                                                      $102,431               $85,313

Cost of sales                                                    37,765                32,114
                                                          -------------        --------------
  Gross profit                                                   64,666                53,199

Selling, general and administrative expenses                     39,076                33,429

Research and development expenses                                 5,786                 4,668

Goodwill and purchased technology amortization                    1,357                   931
                                                          -------------        --------------
  Operating income                                               18,447                14,171

Interest expense, net                                             3,024                 3,954
                                                          -------------        --------------
  Income before income taxes                                     15,423                10,217

Provision for income taxes                                        3,085                 2,042
                                                          -------------        --------------
  Net income                                                     12,338                 8,175

Less: accretion of and 6% dividend on preferred stock               234                   229
                                                          -------------        --------------
Net income available to common stockholders                     $12,104                $7,946
                                                          =============        ==============
Net income per common share                                       $0.38                 $0.26

Weighted average common shares outstanding                       31,867                30,925




The accompanying notes are an integral part of the consolidated financial statements.

                    WATERS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (unaudited)


                                                                          For the Three Months Ended
                                                                       ------------------------------
                                                                       March 31, 1997  March 31, 1996
                                                                       --------------  --------------
Cash flows from operating activities:
 Net income                                                                   $12,338          $8,175
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                2,603           2,086
   Amortization of capitalized software and intangible assets                   1,928           1,553
   Amortization of debt issuance costs                                            256             277
   Compensatory stock option expense                                               55              83
 Change in operating assets and liabilities:
   (Increase) in accounts receivable                                           (3,910)           (131)
   (Increase) decrease in inventories                                          (2,707)          1,190
   (Increase) in other current assets                                            (289)           (332)
   (Increase) in other assets                                                    (254)         (2,211)
   Increase (decrease) in accounts payable and accrued expenses                 8,968             (83)
   Increase in deferred revenue                                                 2,402           1,953
   Increase in other liabilities                                                  209           2,152
                                                                        -------------   -------------
     Net cash provided by operating activities                                 21,599          14,712
Cash flows from investing activities:
 Additions to property, plant and equipment                                    (2,204)         (1,678)
 Software capitalization and other intangibles                                 (1,033)           (785)
 Loans to officers                                                                (34)           (322)
 Proceeds from sale of discontinued operations                                     -            4,497
                                                                        -------------   -------------
     Net cash (used in) provided by investing activities                       (3,271)          1,712
Cash flows from financing activities:
 Payments for interest protection agreements                                       -           (1,734)
 Stock options exercised                                                           33              -
 Net repayment of bank borrowings                                             (15,084)        (15,961)
                                                                        -------------   -------------
     Net cash (used in) financing activities                                  (15,051)        (17,695)
Effect of exchange rate changes on cash                                        (1,097)           (137)
                                                                        -------------   -------------
     Net change in cash and cash equivalents                                    2,180          (1,408)
Cash and cash equivalents at beginning of period                                  639           3,233
                                                                        -------------   -------------
     Cash and cash equivalents at end of period                                $2,819          $1,825
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

                              WATERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (IN THOUSANDS)
                                        (unaudited)




                                                 Additional     Deferred                 Cumulative
                                       Common      Paid-In    Stock Option Accumulated   Translation
                                       Stock       Capital    Compensation   Deficit     Adjustments       Total
                                      -------      -------    ------------   -------     -----------       -----
Balance - December 31, 1996           $   289    $ 145,717     $   (826)   $ (87,808)    $     408      $  57,780

Net income for the three months
 ended March 31, 1997                      -            -            -        12,338            -          12,338

Stock options exercised                    -            33           -            -             -              33

Compensatory stock option expense          -            -            55           -             -              55

Accretion of and dividend on
 preferred stock                           -          (234)          -            -             -            (234)

Translation adjustment for the three
 months ended March 31, 1997               -            -            -            -           (190)          (190)
                                      -------    ---------     ---------   ----------    ---------      ---------
Balance - March 31, 1997              $   289    $ 145,516     $   (771)   $ (75,470)    $     218      $  69,782
                                      =======    =========     =========   ==========    =========      =========





















The accompanying notes are an integral part of the consolidated financial statements.

                WATERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company") is a holding company which owns all and only the common stock of Waters Technologies Corporation. Waters is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related services. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. With its acquisition of TA Instruments, Inc. ("TAI") in May 1996, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect
(i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1996.


2.  Inventories

Inventories are classified as follows:
                                     March 31,       December 31,
                                       1997              1996
                                       ----              ----
Raw materials                         $15,040           $14,860
Work in progress                        6,520             6,180
Finished goods                         27,298            26,311
                                      -------           -------
Total Inventories                     $48,858           $47,351
                                      =======           =======

3.  Income Taxes

The Company's effective tax rate for the three month periods ended March 31, 1997 and March 31, 1996 was 20%. The three month periods ended March 31, 1997 and March 31, 1996 were benefited by net operating loss carryforwards.

                WATERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  Earnings Per Share

In February, 1997 the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the existing computational guidelines and revises the disclosure requirements for earnings per share. While management has not calculated the impact of the new standard, it is not expected to be material.


5.  TA Instruments, Inc. Acquisition

The Company acquired TA Instruments ("TAI") on May 1, 1996. The following unaudited Pro Forma results of operations for the three month periods ended March 31, 1997 and March 31, 1996 give effect to the TAI Acquisition as if the transaction had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company and TAI and the assumptions and adjustments made upon the TAI Acquisition. The Pro Forma results of operations do not (i) purport to represent what the Company's results of operations actually would have been if the TAI Acquisition had occurred as of the beginning of the periods, or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

                                 Pro Forma Results For the Three Months Ended
                                 --------------------------------------------
                                   March 31, 1997      March 31, 1996
                                   --------------      --------------
Net sales                              $102,431             $95,910
Net income                              $12,338              $7,861

Net income per common share               $0.38               $0.25

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Events

On May 1, 1996, the Company acquired all of the capital stock of TA Instruments, Inc. ("TAI"), a U.S. based company. TAI develops, manufactures, sells and services thermal analysis and rheology instrumentation which is used for the physical characterization of polymers and related materials.

In February, 1997 the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the existing computational guidelines and revises the disclosure requirements for earnings per share. While management has not calculated the impact of the new standard, it is not expected to be material.

Three Month Period Ended March 31, 1997 Compared to the Three
Month Period Ended March 31, 1996

Net Sales:
Net sales for the three month period ended March 31, 1997 (the "1997 Quarter"), were $102.4 million, compared to $85.3 million for the three month period ended March 31, 1996 (the "1996 Quarter"), an increase of 20%. Excluding the effect of TAI and the adverse effects of the stronger U.S. dollar, the Waters traditional HPLC business grew 9%. Growth was geographically broad based. Pharmaceutical sales, which account for over 40% of the Company's business, continued the strong growth experienced in 1996. Excluding the adverse effects of a stronger U.S. dollar, consolidated net sales for the 1997 Quarter increased by 25%.

Gross Profit:
Gross profit increased to $64.7 million in the 1997 Quarter from $53.2 million in the 1996 Quarter, an increase of $11.5 million or 22%, primarily due to the TAI acquisition and sales volume in the traditional HPLC business. Gross profit as a percentage of sales improved to 63.1% during the 1997 Quarter from 62.4% during the 1996 Quarter reflecting leverage from increased sales and improved manufacturing productivity.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $39.1 million in the 1997 Quarter as compared to $33.4 million the 1996 Quarter, an increase of $5.6 million or 17%, primarily due to the acquisition of TAI. Selling, general and administrative expenses improved as a percentage of net sales to 38.1% during the 1997 quarter as compared to 39.2% during the 1996 Quarter, reflecting general expense controls.

Goodwill and Purchased Technology Amortization:
Goodwill and Purchased Technology amortization increased by $0.4 million or 46% as compared to the 1996 Quarter. The increase is primarily related to the acquisition of TAI.

Research and Development Expenses:
Research and development expenses increased to $5.8 million in the 1997 Quarter from $4.7 million in the 1996 Quarter, an increase of $1.1 million or 24% primarily due to the acquisition of TAI and the Company's continued investment in the development of new and improved HPLC detection, consumable and data products.

Operating Income:
Operating income increased 30% to $18.4 million in the 1997
Quarter compared to $14.2 million in the 1996 Quarter due to HPLC sales growth, the inclusion of TAI, and improved manufacturing and selling, general and administrative productivity.

Interest Expense:
Interest expense decreased $0.9 million or 24% to $3.0 million in the 1997 Quarter compared to $4.0 million in the 1996 Quarter.
In April 1996, the Company completed a successful tender for its Senior Subordinated Notes, financing the repurchase with borrowings under a New Bank Credit Agreement with lower interest rates. The resulting interest expense reduction was partially offset by the higher average debt levels as a result of the TAI acquisition. Further, during 1996 the Company entered into various interest rate swap agreements to hedge investment in the net assets of its Japanese and European subsidiaries. These agreements have also allowed the Company to lower its interest expense during the 1997 Quarter compared to the 1996 Quarter.

Provision (Benefit) for Income Taxes:
The Company's effective tax rate for the three month periods ended March 31, 1997 and March 31, 1996 was 20%. The three month periods ended March 31, 1997 and March 31, 1996 were benefited by net operating loss carryforwards.

Net Income (Loss):
The Company generated net income of $12.3 million in the 1997 Quarter compared to $8.2 million in the 1996 Quarter, an increase of 51%. This improvement was a result of net sales growth, the TAI acquisition and a continuing focus on cost reductions and improved productivity in all operating areas.

Liquidity and Capital Resources:

During the 1997 period, the Company generated positive cash flow primarily as a result of net income for the period after adjusting for non-cash expenses, and a $4.5 million reduction in working capital. Primary uses during the Quarter were $15.1 million for net repayment of debt and $3.2 million invested in property, plant and equipment, software capitalization and other intangibles.

The Company believes that existing cash balances and cash flow from operating activities together with borrowing available under the Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements and debt service requirements of the Company in the foreseeable future.

Cautionary Statement:
Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products by the HPLC or thermal analysis industries, changes in the healthcare market and the pharmaceutical industry, changes in distribution of the Company's products, and interest rate and foreign exchange fluctuations.

Part II:  Other information

Item 1. Legal Proceedings
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. None of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company or it subsidiaries.

     The Company is currently asserting a claim contending that Millipore has undervalued the amount of assets it is obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Company believes it has meritorious arguments and should prevail although the outcome is not certain. The Company believes that any outcome of the proceeding will not be material to the Company.


Item 2. Changes in Securities
     Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable

Item 5. Other Information
     Not Applicable

Item 6. Exhibits and Reports on Form 8-K
     A.   Exhibit 11 - Statement Regarding Computation of Per Share Earnings
          Exhibit 27 - Financial Data Schedule
     B. No reports on Form 8-K were filed during the three month ended March 31, 1997.

                WATERS CORPORATION AND SUBSIDIARIES

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 6, 1997                 Waters Corporation



                              /s/ Philip S. Taymor
                              --------------------
                              Philip S. Taymor
                              Senior Vice President and Chief
                              Financial Officer