Form 10-Q
period 1997-06-30
WATERS CORP /DE/
filed 1997-08-14
CIK 1000697

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          for the transition period from __________to__________.


         Commission File Number:                 01-14010


                        Waters Corporation
                        ------------------
      (Exact name of registrant as specified in the charter)

             Delaware                             13-3668640
             --------                             ----------
(State or other jurisdiction of              (I.R.S Employe Identification No.)
 incorporation or organization)

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


Number of shares outstanding of the Registrant's common stock as of August 12, 1997:  29,022,544
                                1

                WATERS CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q

                               INDEX



                                                             Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997      3
         and December 31, 1996

         Consolidated Statements of Operations for the
         three months ended June 30, 1997 and 1996            4

         Consolidated Statements of Operations for the
         six months ended June 30, 1997 and 1996              5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996              6

         Consolidated Statement of Stockholders' Equity       7

         Notes to Consolidated Financial Statements           8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                    14
Item 2.  Changes in Securities                                14
Item 3.  Defaults Upon Senior Securities                      14
Item 4.  Submission of Matters to a Vote of Security          14
         Holders
Item 5.  Other Information                                    14
Item 6.  Exhibits and Reports on From 8-K                     14

         SIGNATURES                                           15

                      WATERS CORPORATION  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  June 30,  1997       December 31, 1996
                                                                  --------------       -----------------
                                                                   (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $     2,438          $       639
  Accounts receivable, less allowances for doubtful accounts  of
   $2,135 and $1,712 at June 30, 1997 and December 31, 1996,
   respectively                                                         84,786               88,112
  Inventories                                                           49,295               47,351
  Other current assets                                                   7,966                7,930
                                                                     ---------            ---------
   Total current assets                                                144,485              144,032
Property, plant, and equipment, net of accumulated depreciation of $24,480 and $19,729 at June 30, 1997 and December 31,
   1996, respectively                                                   75,004               74,777
Other assets                                                            36,866               36,058
Goodwill, less accumulated amortization of $5,815 and $4,818 at
  June 30, 1997 and December 31, 1996, respectively                    109,477              110,635
                                                                     ---------            ---------
   Total assets                                                      $ 365,832            $ 365,502
                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long term debt                $   2,453            $   1,736
  Accounts payable                                                      20,223               17,509
  Deferred revenue                                                      12,848               10,491
  Other current liabilities                                             53,110               53,069
                                                                     ---------            ---------
   Total current liabilities                                            88,634               82,805
Long term debt                                                         179,552              210,470
Redeemable preferred stock                                               7,623                7,153
Other liabilities                                                        6,790                7,294
                                                                     ---------            ---------
   Total liabilities                                                   282,599              307,722
Commitments and contingent liabilities                                     -                    -
Stockholders' Equity:
  Common stock (par value $ .01, 50,000 shares authorized,
   28,995 and 28,923 shares issued and outstanding at June
   30, 1997 and December 31, 1996, respectively)                           290                  289
  Additional paid-in capital                                           146,009              145,717
  Deferred stock option compensation                                      (716)                (826)
  Accumulated deficit                                                  (60,711)             (87,808)
  Translation adjustments                                               (1,639)                 408
                                                                     ---------            ---------
   Total stockholders' equity                                           83,233               57,780
                                                                     ---------            ---------
Total liabilities and stockholders' equity                           $ 365,832            $ 365,502
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

                    WATERS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (unaudited)


                                                    For the Three Months Ended
                                                    -----------------------------
                                                    June 30, 1997   June 30, 1996
                                                    -------------   -------------

Net sales                                              $106,240         $95,965

Cost of sales                                            38,703          35,199

Revaluation of acquired inventory                                         2,440
                                                       --------         -------
  Gross profit                                           67,537          58,326

Selling, general and administrative expenses             38,909          35,963

Research and development expenses                         5,806           5,074

Goodwill and purchased technology amortization            1,415           1,431

Expensed in-process research and development                             19,300
                                                        -------          ------
  Operating income (loss)                                21,407          (3,442)

Interest expense, net                                     2,959           3,480
                                                        -------          -------
  Income (loss) before income taxes                      18,448          (6,922)

Provision for income taxes                                3,689           2,932
                                                        -------          -------
  Income (loss) before extraordinary item                14,759          (9,854)

Extraordinary item - (loss) on early retirement of debt                 (22,264)
                                                        -------         --------
  Net income (loss)                                      14,759         (32,118)

Less: accretion of and 6% dividend on preferred stock       234             229
                                                        -------         --------
Net income (loss) available to common stockholders      $14,525        ($32,347)
                                                        =======         ========

Income (loss) before extraordinary item per common share  $0.46          ($0.32)
Extraordinary (loss) per common share                                    ($0.70)
                                                        -------         --------
Net income (loss) per common share                        $0.46          ($1.02)
                                                        =======         ========

Weighted average common shares outstanding               31,560          31,782









The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                         For the Six Months Ended
                                                         -------------------------------
                                                         June 30, 1997     June 30, 1996
                                                         -------------     -------------

Net sales                                                     $208,671        $181,278

Cost of sales                                                   76,468          67,313

Revaluation of acquired inventory                                        -       2,440
                                                              --------        ---------
  Gross profit                                                 132,203         111,525

Selling, general and administrative expenses                    77,985          69,392

Research and development expenses                               11,592           9,742

Goodwill and purchased technology amortization                   2,772           2,362

Expensed in-process research and development                         -          19,300
                                                               -------         --------
  Operating income                                              39,854          10,729

Interest expense, net                                            5,983           7,434
                                                               -------         --------
  Income before income taxes                                    33,871           3,295

Provision for income taxes                                       6,774           4,974
                                                               -------         --------
  Income (loss) before extraordinary item                       27,097          (1,679)

Extraordinary item - (loss) on early retirement of debt              -         (22,264)
                                                               -------         --------
  Net income (loss)                                             27,097         (23,943)

Less: accretion of and 6% dividend on preferred stock              468             458
                                                               -------         --------
Net income (loss) available to common stockholders             $26,629        ($24,401)
                                                               =======         ========

Income (loss) before extraordinary item per common share         $0.84          ($0.07)
Extraordinary (loss) per common share                                -          ($0.71)
                                                               -------         --------
Net income (loss) per common share                               $0.84          ($0.78)
                                                               =======         ========

Weighted average common shares outstanding                      31,714          31,354









The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)


                                                                         For the Six Months Ended
                                                                     ----------------------------------
                                                                     June 30, 1997        June 30, 1996
                                                                     -------------        -------------

Cash flows from operating activities:
 Net income (loss)                                                         $27,097              ($23,943)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                             5,085                 4,260
   Amortization of capitalized software and intangible assets                3,895                 3,474
   Amortization of debt issuance costs                                         517                   536
   Extraordinary loss on early retirement of debt                              -                  22,264
   Compensatory stock option expense                                           110                   125
   Expensed in-process research and development                                -                  19,300
 Change in operating assets and liabilities:
   (Increase) in accounts receivable                                          (375)                 (768)
   (Increase) in inventories                                                (2,809)                 (309)
   (Increase) in other current assets                                         (170)                 (766)
   (Increase) in other assets                                               (2,016)                 (300)
   Increase (decrease) in accounts payable and accrued expenses              4,189                (5,872)
   Increase in deferred revenue                                              2,623                 2,337
   Increase in other liabilities                                             1,364                 2,013
                                                                           --------              --------
     Net cash provided by operating activities                              39,510                22,351
Cash flows from investing activities:
 Additions to property, plant and equipment                                 (5,604)               (3,454)
 Software capitalization and other intangibles                              (2,328)               (1,763)
 Loans to officers                                                             (68)                 (356)
 Payment to acquire net assets of TA Instruments, Inc.                         -                 (83,349)
 Proceeds from sale of discontinued operations                                 -                   4,497
                                                                           --------              --------
     Net cash (used in) investing activities                                (8,000)              (84,425)
Cash flows from financing activities:
 Payments for interest protection agreements                                   -                  (2,282)
 Early retirement of Senior Subordinated Notes                                 -                 (91,219)
 Stock options exercised                                                       761                   338
 Net (repayment) borrowings of bank debt                                   (30,291)              152,255
                                                                           --------              --------
     Net cash (used in) provided by financing activities                   (29,530)               59,092
Effect of exchange rate changes on cash                                       (181)                  519
                                                                           --------
     Net change in cash and cash equivalents                                 1,799                (2,463)
Cash and cash equivalents at beginning of period                               639                 3,233
                                                                           --------              --------
     Cash and cash equivalents at end of period                             $2,438                  $770
                                                                           ========              ========








The accompanying notes are an integral part of the consolidated financial statements.

                     WATERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)
                                 (unaudited)




                                              Additional     Deferred                 Cumulative
                                   Common      Paid-In     Stock Option Accumulated  Translation
                                    Stock      Capital     Compensation    Deficit   Adjustments    Total
                                    -----      -------     ------------    -------   -----------    -----
Balance - December 31, 1996       $   289      $145,717      $  (826)    $ (87,808)     $   408   $ 57,780

Net income for the six months
 ended June 30, 1997                    -             -             -       27,097            -     27,097

Stock options exercised                 1           760             -            -            -        761

Compensatory stock option expense       -             -           110            -            -        110

Accretion of and dividend on
 preferred stock                        -          (468)            -            -            -       (468)

Translation adjustment for the six
 months ended June 30, 1997             -             -             -            -       (2,047)    (2,047)
                                  -------      --------         ------    ---------     --------   --------
Balance - June 30, 1997           $   290      $146,009         $(716)    $(60,711)     $(1,639)   $83,233
                                  =======      ========         ======    =========     ========   ========
























The accompanying notes are an integral part of the consolidated financial statements.

                WATERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company") is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related services. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. With its acquisition of TA Instruments, Inc. ("TAI") in May 1996, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

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


2.  Inventories

Inventories are classified as follows:

                                        June 30,       December 31,
                                           1997               1996

Raw materials                           $15,472            $14,860
Work in progress                          6,519              6,180
Finished goods                           27,304             26,311
                                        -------            -------
Total Inventories                       $49,295            $47,351

3.  Income Taxes

The Company's effective tax rate for the three and six month periods ended June 30, 1997 and June 30, 1996, excluding non-recurring TAI acquisition charges for the revaluation of acquired inventory and write-off of acquired in-process research and development, was 20%. The three and six month periods ended June 30, 1997 and June 30, 1996 were benefited by net operating loss carryforwards.

                WATERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, which is effective for periods ending after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. While management has not calculated the impact of the new standard, it is not expected to be material.


5.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the existing computational guidelines and revises the disclosure requirements for earnings per share. While management has not calculated the impact of the new standard, it is not expected to be material.


6.  TA Instruments, Inc. Acquisition

The Company acquired TA Instruments, Inc. on May 1, 1996. The following unaudited Pro Forma results of operations for the six month period ended June 30, 1996 gives effect to the TAI acquisition as if the transaction had occurred at the beginning of such period. The financial data are based on the historical consolidated financial statements for the Company and TAI and the assumptions and adjustments made upon the TAI acquisition. The Pro Forma results of operations do not (i) purport to represent what the Company's results of operations actually would have been if the TAI acquisition had occurred as of the beginning of the period, or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.


                                      Pro Forma Results For the
                                         Six Months Ended
                                           June 30, 1996
                                           -------------
Net sales                                      $195,473
Net income (loss)                              $(24,356)

Net income (loss) per common share               $(0.79)


7.  Debt

In May 1997, the Company entered into a one-year debt swap agreement with Bankers Trust Company to hedge the U.S. dollar value of its investment in the net assets of its Canadian subsidiary and certain European subsidiaries, effective in January 1998. The Company swapped $33,200 in notional amount of floating rate LIBOR borrowings for equivalent notional amounts in Canadian dollars and five European currencies of borrowings at fixed interest rates averaging approximately 2.4% per annum. At representative interest rates and currency exchange rates in effect at May 2, 1997, the transaction date of the agreement, the Company lowered its annual interest costs by approximately $1,134 over the term of the swap agreement. The Company could also incur higher or lower principal payments over the term of the swap agreement. At currency exchange rates in effect on June 30, 1997, the principal repayment amount would have been $33,329.

In June 1997, the Company amended its senior credit facility
("Bank Credit Agreement") reducing its LIBOR-based interest rates by 25 basis points and relaxing certain debt covenants.


8.  Subsequent Event

On July 31, 1997, the Company purchased YMC, Inc., a U.S. based company, for $8,530 in cash, subject to certain adjustments.
YMC, Inc. is a North American manufacturer and distributor of chromatography chemicals and supplies.

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

In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the existing computational guidelines and revises the disclosure requirements for earnings per share. While management has not calculated the impact of the new standard, it is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, which is effective for periods ending after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. While management has not calculated the impact of the new standard, it is not expected to be material.

On July 31, 1997, pursuant to the Company's previous public announcement, the Company consummated a purchase and sale agreement to acquire all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for $8.5 million in cash, subject to certain adjustments. YMC is a North American manufacturer and distributor of chromatography chemicals and supplies. YMC's 1996 revenues were approximately $6.5 million.

Results of Operations

Net Sales:
Net sales for the three month period ended June 30, 1997 (the "1997 Quarter") and the six month period ended June 30, 1997 (the "1997 Period"), were $106.2 million and $208.7 million, respectively, compared to $96.0 million for the three month period ended June 30, 1996 (the "1996 Quarter") and $181.3 for the six month period ended June 30, 1996 (the "1996 Period"), an increase of 11% for the quarter and 15% for the period.
Excluding the effect of TAI and the adverse effects of the stronger U.S. dollar, the Waters traditional HPLC business grew 11% over the 1996 Quarter and 10% over the 1996 Period. Growth was geographically broad based for the quarter and period. Pharmaceutical industry sales, which account for over 45% of the Company's business, continued the strong growth experienced in 1996. Product sales for TAI were strong and increased consolidated net sales by 5% as compared to the 1996 Quarter and 9% as compared to the 1996 Period. Excluding the adverse effects of a stronger U.S. dollar, consolidated net sales for the 1997 Quarter increased by 15% and consolidated net sales for the 1997 Period increased by 20%.

Gross Profit:
Gross profit increased to $67.5 million in the 1997 Quarter and $132.2 million in the 1997 Period from $58.3 million in the 1996 Quarter and $111.5 million in the 1996 Period, an increase of $9.2 million or 16% for the quarter and $20.7 million or 19% for the period, primarily due to the TAI acquisition and increased sales volume in the traditional HPLC business. In the 1996 Quarter, the Company recorded a $2.4 million charge for revaluation of acquired inventory resulting from the TAI acquisition. Excluding the effects of this charge, gross profit increased 11% for the 1997 Quarter and 16% for the 1997 Period. Gross profit as a percentage of sales, excluding the inventory revaluation charge, improved to 63.6% and 63.4% during the 1997 Quarter and Period, from 63.3% and 62.9% in the 1996 Quarter and Period, reflecting continued leverage from increased sales and benefits from improved manufacturing productivity.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $38.9 million in the 1997 Quarter and $78.0 million in the 1997 Period, as compared to $36.0 million in the 1996 Quarter and $69.4 million in the 1996 Period, an increase of $2.9 million or 8% for the quarter and $8.6 million or 12% for the period, primarily due to the acquisition of TAI. Selling, general and administrative expenses declined in 1997 as a percentage of net sales, reflecting general expense controls.

Goodwill and Purchased Technology Amortization:
Goodwill and Purchased Technology amortization remained flat in comparison with the 1996 Quarter. Goodwill and Purchased
Technology amortization increased $0.4 million or 17% as compared to the 1996 Period. The increase is primarily related to the acquisition of TAI.

Expensed In-Process Research and Development:
In the 1996 Quarter, the Company wrote off $19.3 million of the TAI purchase price related to in-process research and development acquired in the transaction. Generally accepted accounting principles prohibit capitalization of acquired research and development expenditures.

Research and Development Expenses:
Research and development expenses increased to $5.8 million in the 1997 Quarter from $5.1 million in the 1996 Quarter and $11.6 million in the 1997 Period from $9.7 million in the 1996 Period. Excluding the impact of the TAI acquisition in 1996, research and development expenses increased $.6 million or 14% over the 1996 Quarter and $1.1 million or 12% over the 1996 Period, primarily due to the Company's continued investment in the development of new and improved product offerings.

Operating Income:
Operating income was $21.4 million in the 1997 Quarter and $39.9 million in the 1997 Period. In comparison, the Company generated a net operating loss of $3.4 million in the 1996 Quarter and operating income of $10.7 million in the 1996 Period . The loss during the 1996 Quarter and resulting decrease in income for the 1996 Period was due to the impact of the revaluation of acquired inventory and write-off of in-process research and development charges associated with the TAI acquisition. Excluding the effects of the TAI acquisition related charges in 1996, operating income increased $3.1 million or 17% over the 1996 Quarter and $7.5 million or 23% over the 1996 Period due to HPLC sales growth, results from the TAI acquisition, and a continuing focus on cost containment and improved productivity in all operating areas.

Interest Expense:
Interest expense decreased $0.5 million or 14% to $3.0 million in the 1997 Quarter compared to $3.5 million in the 1996 Quarter. Interest expense decreased to $6.0 million in the 1997 Period, from $7.4 million in the 1996 Period. In April 1996, the Company completed a successful tender for its Senior Subordinated Notes, financing the repurchase with borrowings under a New Bank Credit Agreement with lower interest rates. The resulting interest expense reduction was partially offset by the higher average debt levels as a result of the TAI acquisition. The Company's average debt levels have since been reduced through the application of operating cash flows generated during 1996 and 1997, resulting in a decrease in interest expense during the 1997 Quarter and Period. Further, the Company entered into various debt swap agreements to hedge its investment in the net assets of its Japanese and European subsidiaries during 1996. These agreements have also allowed the Company to lower its interest expense during the 1997 Quarter and Period compared to the 1996 Quarter and Period.

Provision (Benefit) for Income Taxes:
The Company's effective tax rate for the three and six month periods ended June 30, 1997 and June 30, 1996, excluding non-recurring TAI acquisition charges for the revaluation of acquired inventory and write-off of in-process research and development, was 20%. The three and six month periods ended June 30, 1997 and June 30, 1996 were benefited by net operating loss carryforwards.

Net Income (Loss) before Extraordinary Item:
Net income before extraordinary items was $14.8 million in the 1997 Quarter and $27.1 million in the 1997 Period. The Company generated a net loss before extraordinary items of $9.9 million in the 1996 Quarter and $1.7 million in the 1996 Period as a result of the TAI acquisition charges totaling $21.7 million ($2.4 million for the revaluation of acquired inventory and $19.3 million for the write-off of acquired in-process research and development). Excluding the effects of these charges, net income before extraordinary items was $11.9 million in the 1996 Quarter and $20.1 million in the 1996 Period. The 1997 increases of $2.9 million or 24% as compared to the 1996 Quarter and $7.0 million or 35% as compared to the 1996 Period reflect HPLC sales growth, results from the TAI acquisition, a continuing focus on cost containment and improved productivity in all operating areas, and a reduction in interest expense.

Extraordinary Item:
During the 1996 Quarter, the Company repurchased $75 million in principal amount of its Senior Subordinated Notes. The Company recorded a $22.3 million charge associated with the early extinguishment of this debt.

Net Income (Loss):
The Company generated net income of $14.8 million in the 1997 Quarter and $27.1 million in the 1997 Period compared to a loss of $32.1 million in the 1996 Quarter and $23.9 million in the 1996 Period. The net loss in 1996 Quarter and Period was due to the aforementioned TAI acquisition charges and charges for the early extinguishment of debt. Excluding these charges, net income was $11.9 million for the 1996 Quarter and $20.1 million for the 1996 Period.

Liquidity and Capital Resources:

During the 1997 Period, the Company generated positive operating cash flow of $39.5 million primarily as a result of net income for the period after adjusting for non-cash expenses. Primary uses of cash flows during the Period were $30.3 million for net repayment of debt and $7.9 million invested in property, plant and equipment, software capitalization and other intangibles.

In May 1997, the Company entered into a one-year debt swap agreement with Bankers Trust Company to hedge the U.S. dollar value of its investment in the net assets of its Canadian subsidiary and certain European subsidiaries, effective in January 1998. The Company swapped $33.2 million in notional amount of floating rate LIBOR borrowings for equivalent notional amounts in Canadian dollars and 5 European currencies of borrowings at fixed interest rates averaging approximately 2.4% per annum. At representative interest rates and currency exchange rates in effect at May 2, 1997, the transaction date of the agreement, the Company lowered its annual interest costs by approximately $1.1 million over the term of the swap agreement. The Company could also incur higher or lower principal payments over the term of the swap agreement. At currency exchange rates in effect on June 30, 1997, the principal repayment amount would have been $33.3 million.

In June 1997, the Company amended its senior credit facility
("Bank Credit Agreement") reducing its LIBOR-based interest rates by 25 basis points and relaxing certain debt covenants.

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

     The Company has asserted a claim contending that Millipore Corporation has understated the amount of assets it is obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Federal court has recently ruled in favor of Millipore's position with respect to the claim. The Company, however, intends to appeal the decision. The Company believes it has meritorious arguments and should prevail although the outcome is not certain. Regardless, the outcome is not expected to have a material impact on the Company's financial position.

Item 2. Changes in Securities
     Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Waters Corporation annual meeting of stockholders was held on May 6, 1997, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission and the election of auditors for the Company.

     As of March 24, 1997, the record date for said meeting, there were 28,929,595 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 24,484,687 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

     Matter                            For          Withheld or Against
     ------                            ---          -------------------
     Election of Directors
          For All Nominees          17,552,987          6,931,700
     Election of Auditors           24,438,781             45,906

Item 5. Other Information
     Not Applicable

Item 6. Exhibits and Reports on Form 8-K
     A.   Exhibit 11 - Statement Regarding Computation of Per Share
          Earnings
          Exhibit 27 - Financial Data Schedule
     B. No reports on Form 8-K were filed during the three months ended June 30, 1997.

                WATERS CORPORATION AND SUBSIDIARIES

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 1997                  Waters Corporation



                              /s/ Philip S. Taymor
                              --------------------
                              Philip S. Taymor
                              Senior Vice President and Chief
                              Financial Officer