Form 10-Q
period 1997-09-30
WATERS CORP /DE/
filed 1997-11-14
CIK 1000697

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              Form 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                 OR

     (  ) TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          for the transition period from __________to__________.


          Commission File Number:                 01-14010


                         Waters Corporation
          (Exact name of registrant as specified in the charter)

               Delaware                           13-3668640
     (State or other jurisdiction of  (I.R.S Employer Identification No.)
      incorporation or organization)

                         34 Maple Street
                    Milford, Massachusetts 01757
               (Address of principal executive offices)

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


Number of shares outstanding of the Registrant's common stock as of November 13, 1997: 29,582,721.

               WATERS CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q

                            INDEX



                                                              Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1997    3
        and December 31, 1996

        Consolidated Statements of Operations for the three
        months ended September 30, 1997 and 1996                4

        Consolidated Statements of Operations for the nine
        months ended September 30, 1997 and 1996                5

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996                6

        Consolidated Statement of Stockholders' Equity          7

        Notes to Consolidated Financial Statements              8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     12


PART II OTHER INFORMATION


Item 1. Legal Proceedings                                       15
Item 2. Changes in Securities                                   15
Item 3. Defaults Upon Senior Securities                         15
Item 4. Submission of Matters to a Vote of Security Holders     15
Item 5. Other Information                                       15
Item 6. Exhibits and Reports on From 8-K                        15

        SIGNATURES                                              16

                    WATERS CORPORATION  AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             September 30, 1997       December 31, 1996
                                                             ------------------       -----------------
                                                               (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                   $    10,102               $        639
  Accounts receivable, less allowances for doubtful accounts
   $2,341 and $1,712 at September 30, 1997 and December 31, 1996,
   respectively                                                   109,181                     88,112
  Inventories                                                     105,602                     47,351
  Other current assets                                             10,607                      7,930
                                                               ----------                -----------
   Total current assets                                           235,492                    144,032
Property, plant, and equipment, net of accumulated depreciation of $27,453 and $19,729 at September 30, 1997 and December 31,
   1996, respectively                                              83,482                     74,777
Other assets                                                       38,661                     36,058
Goodwill, less accumulated amortization of $6,486 and $4,818 at
   September 30, 1997 and December 31, 1996, respectively         207,886                    110,635
                                                               ----------                -----------
   Total assets                                                $  565,521                $   365,502
                                                               ==========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long term debt          $    5,499                $     1,736
  Accounts payable                                                 34,125                     17,509
  Deferred revenue                                                 17,845                     10,491
  Other current liabilities                                       101,690                     53,069
                                                               ----------                -----------
   Total current liabilities                                      159,159                     82,805
Long term debt                                                    339,248                    210,470
Redeemable preferred stock                                          7,859                      7,153
Other liabilities                                                   4,666                      7,294
                                                               ----------                -----------
   Total liabilities                                              510,932                    307,722
Commitments and contingent liabilities                                  -                          -
Stockholders' Equity:
  Common stock (par value $ .01, 50,000 shares authorized, 29,477 and 28,923 shares issued and outstanding at September 30,
   1997 and December 31, 1996, respectively)                          295                        289
  Additional paid-in capital                                      158,170                    145,717
  Deferred stock option compensation                                 (661)                      (826)
  Accumulated deficit                                            (101,790)                   (87,808)
  Translation adjustments                                          (1,425)                       408
                                                               ----------                -----------
   Total stockholders' equity                                      54,589                     57,780
                                                               ----------                -----------
Total liabilities and stockholders' equity                     $  565,521                $   365,502
                                                               ==========                ===========




The accompanying notes are an integral part of the consolidated financial statements.

             WATERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (unaudited)


                                                              For the Three Months Ended
                                                          September 30, 1997     September 30, 1996
                                                          ------------------     ------------------

Net sales                                                       $105,044                $  98,414

Cost of sales                                                     38,598                   36,631

Revaluation of acquired inventory                                      -                    3,660
                                                               ---------                ---------
  Gross profit                                                    66,446                   58,123

Selling, general and administrative expenses                      39,008                   38,360

Research and development expenses                                  6,259                    5,544

Goodwill and purchased technology amortization                     1,444                    1,615

Expensed in-process research and development                      55,000                        -
                                                               ---------                ---------
  Operating (loss) income                                        (35,265)                  12,604

Interest expense, net                                              2,334                    3,706
                                                               ---------                ---------
  (Loss) income before income taxes                              (37,599)                   8,898

Provision for income taxes                                         3,480                    2,502
                                                               ---------                ---------
  Net (loss) income                                              (41,079)                   6,396

Less: accretion of and 6% dividend on preferred stock                237                      231
                                                               ---------                ---------
Net (loss) income available to common stockholders            ($  41,316)               $   6,165
                                                               =========                =========

Net (loss) income per common share                                ($1.28)                   $0.19
                                                               =========                =========

Weighted average common shares outstanding                        32,309                   31,888










The accompanying notes are an integral part of the consolidated financial statements.

               WATERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (unaudited)


                                                                    For the Nine Months Ended
                                                            September 30, 1997      September 30, 1996
                                                            ------------------      ------------------

Net sales                                                        $  313,715             $  279,692

Cost of sales                                                       115,066                103,944

Revaluation of acquired inventory                                         -                  6,100
                                                                 ----------             ----------
  Gross profit                                                      198,649                169,648

Selling, general and administrative expenses                        116,993                107,752

Research and development expenses                                    17,851                 15,286

Goodwill and purchased technology amortization                        4,216                  3,977

Expensed in-process research and development                         55,000                 19,300
                                                                 ----------             ----------
  Operating income                                                    4,589                 23,333

Interest expense, net                                                 8,317                 11,140
                                                                 ----------             ----------
  (Loss) income before income taxes                                  (3,728)                12,193

Provision for income taxes                                           10,254                  7,476
                                                                 ----------             ----------
  (Loss) income before extraordinary item                           (13,982)                 4,717

Extraordinary item - (loss) on early retirement of debt                   -                (22,264)
                                                                 ----------             ----------
  Net (loss)                                                        (13,982)               (17,547)

Less: accretion of and 6% dividend on preferred stock                   705                    689
                                                                 ----------             ----------
Net (loss) available to common stockholders                        ($14,687)              ($18,236)
                                                                 ==========             ==========

(Loss) income before extraordinary item per common share             ($0.46)                 $0.13
Extraordinary (loss) per common share                                     -                 ($0.71)
                                                                 ----------             ----------
Net (loss) per common share                                          ($0.46)                ($0.58)
                                                                 ==========             ==========

Weighted average common shares outstanding                           31,912                 31,527








The accompanying notes are an integral part of the consolidated financial statements.

                   WATERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (unaudited)



                                                                            For the Nine Months Ended
                                                                     September 30, 1997  September 30, 1996
                                                                     ------------------  ------------------
Cash flows from operating activities:
 Net (loss)                                                              ($13,982)           ($17,547)
 Adjustments to reconcile net (loss) to net cash provided by operating activities:
   Depreciation and amortization                                            7,841               6,677
   Amortization of capitalized software and intangible assets               5,940               5,383
   Amortization of debt issuance costs                                        788                 795
   Extraordinary loss on retirement of debt                                     -              22,264
   Compensatory stock option expense                                          165                 187
   Expensed in-process research and development                            55,000              19,300
 Change in operating assets and liabilities:
   (Increase) in accounts receivable                                       (4,534)             (3,841)
   (Increase) decrease in inventories                                      (3,735)              1,564
   (Increase) in other current assets                                        (432)               (344)
   (Increase) in other assets                                                (693)               (474)
   Increase in accounts payable and accrued expenses                       11,185               2,050
   Increase in deferred revenue                                             2,813               2,522
   Increase (decrease)  in accrued retirement plan contributions              108              (3,647)
   Increase in other liabilities                                            1,170               1,850
                                                                         --------           ---------
     Net cash provided by operating activities                             61,634              36,739
Cash flows from investing activities:
 Additions to property, plant and equipment                                (9,341)             (6,703)
 Software capitalization and other intangibles                             (3,494)             (2,534)
 Loans to officers                                                           (102)               (391)
 Micromass, net of cash acquired                                         (151,145)                  -
 YMC, net of cash acquired                                                 (8,223)                  -
 Investment in unaffiliated company                                        (1,147)                  -
 TA Instruments, Inc., net of cash acquired                                     -             (83,349)
 Proceeds from sale of discontinued operations                                  -               4,497
                                                                         --------           ---------
     Net cash (used in) investing activities                             (173,452)            (88,480)
Cash flows from financing activities:
 Payments for interest rate protection agreements                               -              (1,917)
 Early retirement of Senior Subordinated Notes                                  -             (91,219)
 Payment for issuance of notes and accrued interest                             -                (366)
 Net borrowings of bank debt                                              119,465             142,030
 Proceeds from Employee Stock Purchase Plan                                   178                   -
 Stock options exercised                                                    1,745               1,108
                                                                         --------           ---------
     Net cash provided by financing activities                            121,388              49,636
Effect of exchange rate changes on cash                                      (107)                983
                                                                         --------           ---------
     Net change in cash and cash equivalents                                9,463              (1,122)
Cash and cash equivalents at beginning of period                              639               3,233
                                                                         --------           ---------
     Cash and cash equivalents at end of period                          $ 10,102           $   2,111






The accompanying notes are an integral part of the consolidated financial statements.

                                                          WATERS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (IN THOUSANDS)
                                                                       (unaudited)




                                                          Additional     Deferred                   Cumulative
                                                Common     Paid-In     Stock Option   Accumulated   Translation
                                                Stock      Capital     Compensation    Deficit      Adjustments   Total
                                                ------    ----------   -------------  -----------  ------------  --------

Balance - December 31, 1996                     $  289    $ 145,717    $     (826)    $  (87,808)  $      408    $ 57,780

Net income for the nine months
 ended September 30, 1997                            -            -             -        (13,982)           -     (13,982)

Issuance of common stock for acquisition             3       11,238             -              -            -      11,241

Issuance of common stock for Employee
 Stock Purchase Plan                                 1          177             -              -            -         178

Stock options exercised                              2        1,743             -              -            -       1,745

Compensatory stock option expense                    -            -           165              -            -         165

Accretion of and dividend on
 preferred stock                                     -         (705)            -              -            -        (705)

Translation adjustment for the nine
months ended September 30, 1997                      -            -             -              -       (1,833)     (1,833)

                                             ---------   -----------     ---------     ----------    ---------  ---------
Balance - September 30, 1997                 $     295   $  158,170      $   (661)     $(101,790)    $ (1,425)  $  54,589
                                             =========  ============     =========     ==========    =========  =========



The accompanying notes are an integral part of the consolidated financial statements.

           WATERS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation (the "Company") is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related services. With its acquisition of TA Instruments, Inc. ("TAI") in May 1996, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. With its September 1997 acquisition of Micromass Limited ("Micromass"), the Company is also a market leader in the development, manufacture, and distribution of mass spectrometry ("MS") instruments, complementary products that can be integrated and used along with other analytical instruments, especially HPLC. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds.

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


2.  Acquisitions

Micromass Limited Acquisition

The Company entered into an agreement as of September 12, 1997, to acquire all of the capital stock of Micromass Limited, a company headquartered in Manchester, England, for approximately $175 million in cash, common stock, and promissory notes. The acquisition of Micromass and its subsidiaries was consummated on September 23, 1997 and was principally financed through borrowings under the Company's Bank Credit Agreement (See Footnote #5).

Micromass develops, manufactures, and distributes mass spectrometry instruments, products that are complementary to Waters' existing product offering. Micromass offers products ranging from high-end stand-alone instruments to smaller, easier-to-use detectors that can be integrated and used along with other analytical instruments, especially HPLC. Micromass is a global market leader in the field of mass spectrometry. Net sales for Micromass were approximately $91,000 in 1996.

The acquisition of Micromass was accounted for by the purchase method and the results of its operations have been consolidated with the Company's results from September 30, 1997, the effective accounting date of the acquisition. In conjunction with the acquisition, the Company recorded a non-recurring charge of $55,000 for the write-off of acquired in-process research and development and revalued acquired inventory by $33,000, which amount will be amortized within cost of sales over a period of approximately 6 months commencing in the fourth quarter of 1997. The Company also recorded other intangible assets and goodwill of approximately $90,000 (subject to final adjustment) in the transaction which will be amortized up to a period of 40 years using the straight line method of amortization.

          WATERS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE DATA)


YMC, Inc. Acquisition

The Company consummated a purchase and sale agreement on July 31, 1997, to acquire all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for approximately $8 million in cash, subject to certain adjustments. The acquisition of YMC was accounted for by the purchase method. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Waters consumables business. YMC's 1996 revenues were approximately $6,500.

TA Instruments, Inc. Acquisition

The Company entered into an agreement on March 28, 1996, to acquire all of the capital stock of TA Instruments, Inc. ("TAI"), a U.S. based company, for approximately $83 million in cash. The acquisition was consummated on May 1, 1996 and was financed through borrowings under the revolving credit facility under the Bank Credit Agreement.

Pro Forma Results of Operations

The following unaudited Pro Forma results of operations for the nine month periods ended September 30, 1997 and 1996 give effect to the Company's acquisitions as if the transactions had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company, Micromass, YMC and TAI and the assumptions and adjustments made upon the acquisitions. The Pro Forma results of operations exclude the non-recurring charges that were recorded in conjunction with the acquisitions in 1997 and 1996 and do not (i) purport to represent what the Company's results of operations actually would have been if the acquisitions had occurred as of the beginning of the periods, or
(ii)
what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

                               Pro Forma Results For the Nine Months Ended
                               -------------------------------------------
                                September 30, 1997       September 30, 1996
                                ------------------       ------------------
Net sales                           $390,290                  $349,570
Income before extraordinary item    $ 44,304                  $ 25,561
Net income                          $ 44,304                  $  3,297


Income before extraordinary item
   per common share                   $1.37                   $ 0.80
Net income per common share           $1.37                   $ 0.10

          WATERS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE DATA)


3.  Inventories

Inventories are classified as follows:

                                         September 30,     December 31,
                                             1997              1996
                                         -------------     ------------
Raw materials                              $ 21,225           $14,860
Work in progress                             15,554             6,180
Finished goods                               68,823            26,311
                                         -------------     ------------
Total Inventories                          $105,602           $47,351
                                         =============     ============

4.  Income Taxes

The Company's effective tax rate for the three and nine month periods ended September 30, 1997 and September 30, 1996, excluding non-recurring acquisition related charges, was 20%. The three and nine month periods ended September 30, 1997 and September 30, 1996 were benefited by net operating loss carryforwards.


5.  Debt

In September 1997, the Company amended its Bank Credit Agreement increasing the maximum availability to $450,000 and securing the approval of the Company's acquisition of Micromass and subsequent issuance of promissory notes and Company stock.

In September 1997, the Company entered into an interest rate swap agreement with Bankers Trust Company effective September 30, 1997 and expiring December 31, 2001. The Company swapped $82,000 in 1997 ($135,000 in 1998, $151,000 in 1999, $143,000 in
2000 and $93,000 in 2001) in notional amount of floating rate LIBOR borrowings for an equivalent notional amount of borrowings at a fixed interest rate of 6.3%. At September 30, 1997, the fair value of this agreement was $510.

In June 1997, the Company amended its Bank Credit Agreement reducing its LIBOR-based interest rates by 25 basis points and relaxing certain debt covenants.

In May 1997, the Company entered into a one-year debt swap agreement with Bankers Trust Company to hedge the U.S. dollar value of its investment in the net assets of its Canadian subsidiary and certain European subsidiaries, effective in January 1998. The Company swapped $33,200 in notional amount of floating rate LIBOR borrowings for equivalent notional amounts in Canadian dollars and five European currencies of borrowings at fixed interest rates averaging approximately 2.4% per annum. At representative interest rates and currency exchange rates in effect at May 2, 1997, the transaction date of the agreement, the Company lowered its annual interest costs by approximately $1,134 over the term of the swap agreement. The Company could also incur higher or lower principal payments over the term of the swap agreement. At currency exchange rates in effect on September 30, 1997, the principal repayment amount would have been $29,248.


6.  New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related information, which is effective for periods beginning after December 15, 1997. The statement establishes standards

          WATERS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE DATA)


for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the existing computational guidelines and revises the disclosure requirements for earnings per share.

While management has not calculated the impact of these new standards, they are not expected to be material to the Company.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Events

On September 12, 1997, the Company entered into an agreement to acquire all of the capital stock of Micromass Limited, a company headquartered in Manchester, England, for approximately $175 million in cash, common stock, and promissory notes. Micromass develops, manufactures, and distributes mass spectrometry instruments, products that are complementary to Waters' existing product offering. Micromass offers products ranging from high-end stand-alone instruments to smaller, easier-to-use detectors that can be integrated and used along with other analytical instruments, especially HPLC. Micromass is a global market leader in the field of mass spectrometry. Net sales for Micromass were approximately $91 million in 1996.

On July 31, 1997, pursuant to the Company's previous public announcement, the Company consummated a purchase and sale agreement to acquire all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for approximately $8 million in cash, subject to certain adjustments. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Waters consumables business. YMC's 1996 revenues were approximately $6.5 million.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related information, which is effective for periods beginning after December 15, 1997. The statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the existing computational guidelines and revises the disclosure requirements for earnings per share.

While management has not calculated the impact of the new above-mentioned standards, they are not expected to be material to the Company.

Results of Operations

Net Sales:
Net sales for the three month period ended September 30, 1997 (the "1997 Quarter") and the nine month period ended September 30, 1997 (the "1997 Period"), were $105.0 million and $313.7 million, respectively, compared to $98.4 million for the three month period ended September 30, 1996 (the "1996 Quarter") and $279.7 million for the nine month period ended September 30, 1996 (the "1996 Period"), an increase of 7% for the quarter and 12% for the period. Excluding the adverse effects of the stronger U.S. dollar, the consolidated Waters business grew 12% over the 1996 Quarter and 17% over the 1996 Period. Growth in the Company's HPLC business was geographically broad based for the quarter and period. Pharmaceutical industry sales, which account for over 45% of the HPLC business, continued the strong growth experienced in 1996. Sales of the Company's thermal analysis products were also strong and contributed to the Company's overall sales growth in the 1997 Quarter and Period.

Gross Profit:
Gross profit increased to $66.4 million in the 1997 Quarter and $198.6 million in the 1997 Period from $58.1 million in the 1996 Quarter and $169.6 million in the 1996 Period, an increase of $8.3 million or 14% for the quarter and $29.0 million or 17% for the period, primarily due to increased sales volumes in the traditional HPLC business and the TAI acquisition. During the 1996 Period, the Company recorded a $6.1 million charge for revaluation of acquired inventory resulting from the TAI acquisition. Excluding the effects of this charge, gross profit increased 7% for the 1997 Quarter and 12% for the 1997 Period. Gross profit as a percentage of sales, excluding the inventory revaluation charge, was 63.3% during the 1997 Quarter and Period as compared to 62.8% during the 1996 Quarter and Period, reflecting continued leverage from increased sales and improved manufacturing productivity.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $39.0 million in the 1997 Quarter and $117.0 million in the 1997 Period, as compared to $38.4 million in the 1996 Quarter and $107.8 million in the 1996 Period. Selling, general and administrative expenses increased $0.6 million or 2% for the 1997 quarter. For the 1997 period, selling, general and administrative expenses increased $9.2 million or 9% primarily due to the acquisition of TAI. Selling, general and administrative expenses declined in the 1997 Period as a percentage of net sales from 38.5% to 37.3%, reflecting general expense controls.

Research and Development Expenses:
Research and development expenses increased $0.7 million or 13%
over the 1996 Quarter and $2.6 million or 17% over the 1996
Period, primarily due to the Company's continued investment in the development of new and improved products.

Expensed In-Process Research and Development:
In the 1997 Quarter, the Company wrote off $55.0 million of acquired in-process research and development expenses related to the Micromass acquisition. In the second quarter of 1996, the Company wrote off $19.3 million of the TAI purchase price related to in-process research and development acquired in the transaction. Generally accepted accounting principles prohibit capitalization of acquired research and development.

Operating Income:
The Company generated a net operating loss of $35.3 million in the 1997 Quarter and net operating income of $4.6 million in the 1997 Period. In comparison, the Company generated net operating income of $12.6 million in the 1996 Quarter and $23.3 million in the 1996 Period. The loss during the 1997 Quarter and Period was due to the impact of the write-off of in-process research and development expenses associated with the Micromass acquisition. Excluding the effects of acquisition charges for Micromass in 1997 and TAI in 1996, operating income increased $3.5 million or 21% over the 1996 Quarter and $10.9 million or 22% over the 1996 Period due to HPLC sales growth, results of TAI operations, and a continuing focus on cost containment and improved productivity in operating areas.

Interest Expense:
Interest expense decreased $1.4 million or 37% to $2.3 million in the 1997 Quarter compared to $3.7 million in the 1996 Quarter. Interest expense decreased to $8.3 million in the 1997 Period, from $11.1 million in the 1996 Period. In April 1996, the Company completed a successful tender for its Senior Subordinated Notes, financing the repurchase with borrowings under a New Bank Credit Agreement with lower interest rates. The resulting interest expense reduction was partially offset by the higher average debt levels as a result of the TAI acquisition. The Company's average debt levels have since been reduced through the application of operating cash flows generated during 1996 and 1997, resulting in a decrease in interest expense during the 1997 Quarter and Period. Further, the Company entered into various debt swap agreements to hedge its investment in the net assets of its Japanese and European subsidiaries during 1996. These agreements have also allowed the Company to lower its interest expense during the 1997 Quarter and Period compared to the 1996 Quarter and Period.

Provision (Benefit) for Income Taxes:
The Company's effective tax rate for the three and nine month periods ended September 30, 1997 and September 30, 1996, excluding non-recurring acquisition related charges, was 20%. The three and nine month periods ended September 30, 1997 and September 30, 1996 were benefited by net operating loss carryforwards.

Net Income (Loss) before Extraordinary Item:
The net loss before extraordinary items was $41.1 million in the 1997 Quarter and $14.0 million in the 1997 Period. The Company generated net income before extraordinary items of $6.4 million in the 1996 Quarter and $4.7 million in the 1996 Period. These results reflect Micromass and TAI non-recurring acquisition charges. Excluding the effects of these charges, net income before extraordinary items was $13.9 million in the 1997 Quarter and $41.0 million in the 1997 Period, $10.1 million in the 1996 Quarter and $30.1 million in the 1996 Period. The 1997 increases of $3.9 million or 38% compared to the 1996 Quarter, and $10.9 million or 36% compared to the 1996 Period, reflect HPLC sales growth, results of TAI operations, a continuing focus on cost containment and improved productivity in operating areas, and a reduction in interest expense.

Extraordinary Item:
During the 1996 Period, the Company repurchased $75 million in principal amount of its Senior Subordinated Notes. The Company recorded a $22.3 million charge associated with the early extinguishment of this debt.

Net Income (Loss):
The Company generated a net loss of $41.1 million in the 1997 Quarter and $14.0 million in the 1997 Period compared to income of $6.4 million in the 1996 Quarter and a loss of $17.5 million in the 1996 Period. The net loss in the 1997 Quarter and Period was due to the aforementioned Micromass acquisition charges.
The net loss in the 1996 Period was due to the TAI acquisition charges and charges for the early extinguishment of debt.

Liquidity and Capital Resources:

During the 1997 Period, the Company generated operating cash flow of $61.6 million primarily as a result of net income for the period after adjusting for non-cash expenses. Primary uses of cash flows during the Period were $151.1 million used to acquire Micromass (including acquired debt repayment), $8.2 million used to acquire YMC and $12.8 million invested in property, plant and equipment, software capitalization and other intangibles.

In September 1997, the Company amended its Bank Credit Agreement increasing the maximum availability under the Bank Credit
Agreement to $450 million and securing the approval of the Company's acquisition of Micromass and subsequent issuance of promissory notes and Company stock.

In September 1997, the Company entered into an interest rate swap agreement with Bankers Trust Company effective September 30, 1997 and expiring December 31, 2001. The Company swapped $82 million in 1997 ($135 million in 1998, $151 million in 1999, $143 million in 2000 and $93 million in 2001) in notional amount of floating rate LIBOR borrowings for an equivalent notional amount of borrowings at a fixed interest rate of 6.3%. At September 30, 1997, the fair value of this agreement was $0.5 million.

In June 1997, the Company amended its Bank Credit Agreement reducing its LIBOR-based interest rates by 25 basis points and relaxing certain debt covenants.

In May 1997, the Company entered into a one-year debt swap agreement with Bankers Trust Company to hedge the U.S. dollar value of its investment in the net assets of its Canadian subsidiary and certain European subsidiaries, effective in January 1998. The Company swapped $33.2 million in notional amount of floating rate LIBOR borrowings for equivalent notional amounts in Canadian dollars and 5 European currencies of borrowings at fixed interest rates averaging approximately 2.4% per annum. At representative interest rates and currency exchange rates in effect at May 2, 1997, the transaction date of the agreement, the Company lowered its annual interest costs by approximately $1.1 million over the term of the swap agreement. The Company could also incur higher or lower principal payments over the term of the swap agreement. At currency exchange rates in effect on September 30, 1997, the principal repayment amount would have been $29.2 million.

The Company believes that existing cash balances and current cash flow from operating activities together with borrowing available under the Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements and debt service requirements of the Company in the foreseeable future.


Cautionary Statement:

Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the healthcare market and the pharmaceutical industry, changes in distribution of the Company's products, and interest rate and foreign exchange fluctuations.

Part II:  Other information

Item 1. Legal Proceedings
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. None of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company or it subsidiaries.

     The Company has asserted a claim contending that Millipore Corporation has understated the amount of assets it is obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Federal court has recently ruled in favor of Millipore's position with respect to the claim. The Company appealed the decision in October, 1997. The Company believes it has meritorious arguments and should prevail although the outcome is not certain. Regardless, the outcome is not expected to have a material impact on the Company's financial position.

Item 2. Changes in Securities
     Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable

Item 5. Other Information
     Not Applicable

Item 6. Exhibits and Reports on Form 8-K
     A.   Exhibit 11 - Statement Regarding Computation of Per Share
       Earnings
       Exhibit 27 - Financial Data Schedule
     B. No reports on Form 8-K were filed during the three months ended September 30, 1997.

                    WATERS CORPORATION AND SUBSIDIARIES

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 1997                Waters Corporation



                                       /s/ Philip S. Taymor
                                       Philip S. Taymor
                                       Senior Vice President and Chief
                                       Financial Officer