Form 10-K405
period 1997-12-31
WATERS CORP /DE/
filed 1998-03-31
CIK 1000697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

     ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM_________ TO _________.

                       Commission File Number:  01-14010

                               Waters Corporation
                               ------------------
             (Exact name of registrant as specified in the charter)

                  DELAWARE                           13-3668640
                  --------                           ----------
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

                                34 MAPLE STREET
                         Milford, Massachusetts  01757
                         -----------------------------
         (Address, including zip code, of principal executive offices)

     Registrant's telephone number, including area code:   (508) 478-2000

      Securities registered pursuant to Section 12(b) of the Act:    NONE
 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    ( X )             No    (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998: $1,532,334,801.

Indicate the number of shares outstanding of the registrant's common stock as of March 23, 1998: 29,790,227.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Stockholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

                      WATERS CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10K
                                     INDEX

Index No.                                                                                PAGE
---------                                                                                ----

                                     PART I
1.    Business............................................................................ 3
2.    Properties.......................................................................... 6
3.    Legal Proceedings................................................................... 7
4.    Submission of Matters to a Vote of Security Holders................................. 8

                                    PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...............  8
6.    Selected Financial Data.............................................................  8
7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operations.......................................................................  9
8.    Financial Statements and Supplementary Data.........................................  9
9.    Changes In and Disagreements With Accountants on Accounting and
      Financial Disclosure................................................................  9

                                    PART III

10.  Directors and Executive Officers of the Registrant...................................  9
11.  Executive Compensation...............................................................  9
12.  Security Ownership of Certain Beneficial Owners and Management.......................  9
13.  Certain Relationships and Related Transactions.......................................  9

                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 10
     Signatures........................................................................... 12

                                     PART I

Item 1:  BUSINESS

THE COMPANY

  Waters Corporation ("Waters" or the "Company") is a holding company which owns only and all of the outstanding common stock of Waters Technologies Corporation, the operating subsidiary. Waters Corporation was established to acquire ("Acquisition") the predecessor Waters Chromatography Division ("Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994. Waters Corporation became a publicly traded company with its initial public offering ("IPO") in November 1995. The Company has made two significant acquisitions since its inception: TA Instruments, Inc. in May 1996 and Micromass Limited in October 1997.

BUSINESS SEGMENTS

  The Company operates in only one business segment, but operates in several geographic segments. See Footnote 18 to the Financial Statements for detailed results by geographic segment found in the 1997 Annual Report which is incorporated herein by reference.

BUSINESS

  Waters is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. With its acquisition of TA Instruments, Inc. ("TAI") in May 1996, Waters is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. Also, with its acquisition of Micromass Limited ("Micromass") in September 1997, Waters is a market leader in mass spectrometry, which can be integrated and used along with other analytical instruments, especially HPLC.

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

  Waters manufactures over 100 HPLC instrument types. A complete HPLC system consists of five basic components: the solvent delivery system, the sample injector, the separation column, the detector and the data acquisition unit.
The solvent delivery system pumps the solvent through the HPLC system, while the sample injector injects the sample into the solvent flow. The separation column then separates the sample into its components for analysis by the detector which measures the presence and amount of the constituents. The data acquisition unit then records and stores the information from the detector. Instrument and system sales comprise approximately two thirds of the Company's annual HPLC revenues.

  Consumable products and service comprise the remaining one third of annual HPLC revenues. Consumable products primarily are columns packed with separation media used in the HPLC testing process and are replaced at regular intervals. The separation column contains one of several types of packing, typically stationary phase packing made from silica. As the sample flows through the column, it is separated into its constituent components.

  The acquisition of TAI expanded the Company's product offerings to include thermal analysis and rheology products. TAI develops, manufactures, sells and services thermal analysis and rheology instruments which are used for the physical characterization of polymers and related materials. Thermal analysis measures the physical characteristics of materials as a function of temperature. Changes in temperature affect several characteristics of materials such as their physical state, weight, dimension and mechanical and electrical properties, which may be measured by one or more thermal analysis techniques. Consequently, thermal analysis techniques are widely used in the development, production and characterization of materials in various industries such as plastics, chemicals, automobiles, pharmaceuticals and electronics. Rheology instruments complement thermal analyzers in characterizing materials. Rheology characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of loading. The information obtained provides insight with regard to a material's behavior during manufacture, transport, usage and storage. Approximately 80% of TAI's annual revenues pertain to instrument sales.

  The acquisition of Micromass expands the Company's product offerings in mass spectrometry instruments. Micromass is a world leader in the development, manufacture, sale and support of organic, inorganic, stable isotope and ICP mass spectrometers typically coupled with HPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography or elemental analysis systems. Its products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, environmental and geochemistry markets worldwide. With the acquisition of Micromass, Waters became one of the leading worldwide manufacturers of HPLC-MS systems, "hyphenated" analytical systems that bring together HPLC and mass spectrometry detection. Design innovations in HPLC-MS interfacing technology have drastically improved the operating efficiencies of these systems, greatly simplifying their operation, driving down their overall cost and making them much more affordable for the average analytical laboratory. These laboratories previously relied on expert mass spectrometrists to provide them the information they now get in minutes. The largest market for HPLC-MS is the pharmaceutical market where new drug development technologies are placing greater demands on laboratories to screen and analyze new drug compounds. Approximately 88% of Micromass' annual revenues pertain to instrument sales.

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

  The Company does not rely on any one customer or group of customers for a material portion of its sales. During fiscal 1997, no customer accounted for more than 2% of the Company's net sales.

RESEARCH AND DEVELOPMENT

  Waters maintains an active research and development program focused on the development and commercialization of products which both complement and update
the existing product offering.   The Company's research and development
expenditures for 1997, 1996 and 1995, were $25.8 million, $20.9 million, and $17.7 million, respectively. Nearly all of the current HPLC core products of the Company have been developed at the main research and development center in Milford, Massachusetts, with input and feedback from Waters' extensive field organization. Nearly all of the current thermal analysis products have been developed at TAI's research and development center in New Castle, Delaware and nearly all of the current rheology products have been developed at the TAI facility in England. The majority of the mass spectrometry products have been developed at Micromass' facilities in England. At December 31, 1997, there were approximately 305 employees involved in the Company's research and development efforts.

SALES AND SERVICE

  Waters has the largest sales and service team focused exclusively on HPLC in the industry. Along with TAI and Micromass, the Company serves its customer base through over 865 field representatives in 73 sales offices throughout the world. Many of Waters' field representatives are former Waters' customers. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop customized applications and procedures. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog. TAI and Micromass maintain their own dedicated, specialized and highly experienced sales and service forces.

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

  The Company manufactures its HPLC columns at its facility in Taunton, Massachusetts, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Taunton facility meets the same ISO and FDA standards met by the Milford, Massachusetts facility and is approved by the FDA to produce Class 1 medical devices.

  TAI manufactures its thermal analysis products at its New Castle, Delaware facility and its rheology products at its Leatherhead, England facility. Micromass manufactures its mass spectrometry products at its Manchester, England facilities.

COMPETITION

  The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers
in both domestic and foreign markets.   Waters competes in its markets primarily
on the basis of instrument performance, reliability and service and, to a lesser extent, price. Some competitors have instrument businesses that are much larger than the Company's business, but are typically less focused on Waters' chosen markets. Certain competitors have greater financial and other resources than the Company.

  The market for consumable HPLC products, including separation columns, is also highly competitive but is more fragmented than the analytical instruments market. Waters encounters competition in the columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns, and distributes its own product. Waters competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price.

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

EMPLOYEES

  At December 31, 1997, Waters had approximately 2,640 employees. 56% of the Company's employees are located in the United States. Labor relations are considered to be excellent and no Waters employees have union affiliations.

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

  With respect to the Predecessor operations of the Company's HPLC business, Millipore has been notified that the United States Environmental Protection Agency has determined that a release or a threat of a release of hazardous substances as defined by CERCLA has occurred at certain sites to which chemical wastes generated by its manufacturing operations have been sent. In each instance, Millipore was only one of a large number of corporations and entities which received such notification, and anticipates that any ultimate liability for remedial costs will be shared by others. In any instances involving chemical wastes generated by the Predecessor, Millipore has entered into partial settlements, paid its proportionate financial obligation and received partial releases.

  In connection with the Acquisition, Millipore agreed to retain environmental liabilities resulting from pre-acquisition operations of the Company's facilities. Notwithstanding this contractual agreement, under CERCLA and similar environmental laws, the Company may remain primarily liable to certain persons for environmental cleanup costs.

Item 2:  PROPERTIES

  Waters operates 19 United States facilities and 68 international facilities. The Company believes its facilities are adequate for its current production level and for reasonable growth over the next few years. The Company's primary facilities are summarized in the table below.

PRIMARY FACILITY LOCATIONS

LOCATION                  FUNCTION (1)       OWNED/LEASED  SQUARE FEET(000'S)
--------------------------------------------------------------------------------

Etten-Leur, Netherlands        D                Leased            42
Franklin, MA                   D                Leased            30
Milford, MA                 M, R, S             Owned            408
Taunton, MA                    M                Owned             32
St. Quentin, France            S                Leased            18
Singapore                      S                Leased             5
Tokyo, Japan                 R, S               Leased            12
Wexford, Ireland               M                Leased            20
Deeside Flintshire, UK    M, R, S, D            Leased            25
Wilmington, NC            M, R, S, D            Leased             5
New Castle, DE            M, R, S, D            Leased            49
Leatherhead, England      M, R, S, D            Leased            10
Manchester, England       M, R, S, D            Leased            54
Cheshire, England           M, R, S             Leased            28
--------------

(1) M =  Manufacturing; R = Research; S = Sales; D = Distribution

   Waters operates and maintains 14 field offices in the United States and 59 field offices abroad in addition to sales offices in the primary facilities listed above. The Company's primary field office locations are listed below.


FIELD OFFICE LOCATIONS (2)


UNITED STATES                             INTERNATIONAL
------------------------------------------------------------------------
Tustin, CA                    Australia       Hungary      Russia
Wood Dale, IL                 Austria         India        Spain
Fairfax, VA                   Belgium         Italy        Sweden
Cary, NC                      Brazil          Japan        Switzerland
Morristown, NJ                Canada          Malaysia     Taiwan
Houston, TX                   Czech Republic  Mexico       United Kingdom
Pleasanton, CA                Denmark         Netherlands
Ann Arbor, MI                 Finland         Norway
Charlotte, NC                 France          People's Republic of China
Felton, CA                    Germany         Poland
Rolling Meadows, IL           Hong Kong       Puerto Rico
Beverly, MA

______________

(2) Waters operates more than one office within certain states and foreign countries.

Item 3:   LEGAL PROCEEDINGS

   From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. None of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company or its subsidiaries.

   The Company has asserted a claim contending that Millipore has understated the amount of assets it is obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Federal court has recently ruled in favor of Millipore's position with respect to the claim. The Company appealed the decision in October, 1997. The Company believes it has meritorious arguments and should prevail although the outcome is not certain.

Regardless, the outcome is not expected to have a material impact on the Company's financial position.

   The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. A jury returned a verdict finding that no valid claims of the TAI patents were infringed by PE. TAI has appealed the verdict with the U.S. District Court for the District of Delaware and believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

   The Company has filed suit against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). Similar actions seeking revocation or nullification of foreign HP patents have been filed in Europe. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 23, 1998, the Company had approximately 296 common stockholders of record. The Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future.

     The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

                                                Price Range
                                                -----------
          For the quarter ended               High       Low
          ---------------------               ----       ---

          March 31, 1996                      24 5/8     16 3/4
          June 30, 1996                       33         24 3/8
          September 30, 1996                  33         25 1/4
          December 31, 1996                   33 5/8     25 7/8
          March 31, 1997                      31 3/8     26
          June 30, 1997                       37 3/4     23 1/8
          September 30, 1997                  45 1/4     31 7/16
          December 31, 1997                   48 7/16    36

Item 6:  SELECTED FINANCIAL DATA

     Reference is made to information contained in the section entitled "Selected Financial Data" on page 42 of the 1997 Annual Report, which information is incorporated herein by reference.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information on pages 19 to 23 of the 1997 Annual Report, which information is incorporated herein by reference.

Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Company's consolidated financial statements and notes thereto on pages 25 to 40 of the 1997 Annual Report together with the "Report of Independent Accountants" dated January 23, 1998 on page 24 and "Quarterly Results" on page 41, which information is incorporated herein by reference.

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

                                    PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

   (1) Reference is made to the Company's consolidated financial statements and notes thereto on pages 25 to 40 of the 1997 Annual Report, which information is incorporated herein by reference.

   (2)  Not Applicable.

   (3)  List of exhibits:

 Exhibit
 Number   Description of Document
 ------   -----------------------

   2.1 Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation. (Incorporated by reference to the Registrant's Report on Form 8-K, filed on October 8, 1997 as amended on December 5, 1997.)

   3.1 Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended to date. (1)

   3.2    Amended and Restated Bylaws of Waters Corporation, as amended to date.
          (1)

   10.1 Credit Agreement, dated as of November 22, 1995, among Waters Corporation, Waters Technologies Corporation, Bankers Trust Company and other Lenders party thereto. (2)

   10.2 First Amendment to Credit Agreement, dated as of March 6, 1996 among Waters Corporation, Waters Technologies Corporation, Bankers Trust Company and other Lenders party thereto. (2)

   10.3 Waters Corporation Amended and Restated 1996 Long-Term Performance Incentive Plan. (Incorporated by reference to Exhibit A of the Proxy Statement for the 1996 Annual Meeting of Stockholders ("1996 Proxy Statement")).

   10.4 Waters Corporation 1996 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit B of the 1996 Proxy Statement.)

   10.5 Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. Incorporated by reference to Exhibit C of the 1996 Proxy Statement.

   10.6 Waters Corporation Amended and Restated 1996 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit D of the 1996 Proxy Statement.)

   10.7 Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996. (Incorporated by reference to the Registrant's Report on Form 8-K dated March 29, 1996.)

   10.8 Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation. (Incorporated by reference to the Registrant's Report on Form 8-K dated March 11, 1996.)

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

   13.1   1997 Annual Report to Stockholders.

   21.1   Subsidiaries of Waters Corporation. (1)

   22.1   Proxy Statement for the 1997 Annual Meeting of Stockholders.

   23.1   Consent of Coopers & Lybrand L.L.P.

   27.1   Financial Data Schedule for December 31, 1997.

   27.2   Restated Financial Data Schedule for September 30, 1997 and June 30,
          1997.

   27.3   Restated Financial Data Schedule for March 31, 1997 and December 31,
          1996.

   27.4   Restated Financial Data Schedule for September 30, 1996 and June 30,
          1996.

   27.5   Restated Financial Data Schedule for March 31, 1996 and December 31,
          1995.

   27.6   Restated Financial Data Schedule for December 31, 1994.

______________
   (1) Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 1998.
   (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-3810).


(b)  Reports on Form 8-K.

   Form 8-K was filed on October 8, 1997 and amended Form 8-K was filed on December 5, 1997, both relating to the acquisition of Micromass Limited.

(c)   See (3) above.

(d)   Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1998                   Waters Corporation



                                        /s/ Philip S. Taymor
                                        -------------------------------
                                        Philip S. Taymor
                                        Senior Vice President, Finance
                                        and Administration and Chief Financial
                                        Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.


                                        Chairman of the Board of Directors,
                                        Chief Executive Officer, and President
/s/ Douglas A. Berthiaume               (principal executive officer)
----------------------------------
Douglas A. Berthiaume

                                        Senior Vice President, Finance and
                                        Administration, and Chief Financial
                                        Officer (principal financial officer and
/s/ Philip S. Taymor                    principal accounting officer)
----------------------------------
Philip S. Taymor


/s/ Joshua Bekenstein                   Director
----------------------------------
Joshua Bekenstein


/s/ Michael J. Berendt                  Director
----------------------------------
Michael J. Berendt, PhD


/s/ Philip Caldwell                     Director
----------------------------------
Philip Caldwell


/s/ Edward Conard                       Director
----------------------------------
Edward Conard


/s/ Laurie H. Glimcher                  Director
----------------------------------
Dr. Laurie H. Glimcher


/s/ William J. Miller                   Director
----------------------------------
William J. Miller


/s/ Thomas P. Salice                    Director
----------------------------------
Thomas P. Salice