Form 10-Q
period 1998-03-31
WATERS CORP /DE/
filed 1998-05-13
CIK 1000697

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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


Number of shares outstanding of the Registrant's common stock as of May 12, 1998:  29,850,188
                  ----------

               WATERS CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q

                              INDEX



                                                                Page
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1998 and
        December 31, 1997                                        3

        Consolidated Statements of Operations for the three
        months ended March 31, 1998 and 1997                     4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1998 and 1997                     5

        Notes to Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      11


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                        13
Item 2. Changes in Securities                                    13
Item 3. Defaults Upon Senior Securities                          13
Item 4. Submission of Matters to a Vote of Security Holders      13
Item 5. Other Information                                        13
Item 6. Exhibits and Reports on Form 8-K                         13

        SIGNATURES                                               14

                         WATERS CORPORATION  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------
                                            (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                 $     2,591       $     3,113
  Accounts receivable, less allowances
    for doubtful accounts of $2,756 and
    $2,785 at March 31, 1998 and
    December 31, 1997, respectively             114,369           111,022
  Inventories                                    79,516            87,375
  Other current assets                           16,425            11,614
                                            -----------       -----------
    Total current assets                        212,901           213,124
Property, plant, and equipment, net of
  accumulated depreciation of $33,499
  and $30,074 at March 31, 1998 and
  December 31, 1997, respectively                89,621            88,668
Other assets                                     68,432            70,089
Goodwill, less accumulated amortization
  of $8,861 and $7,543 at March 31, 1998
  and December 31, 1997, respectively           178,860           180,178
                                            -----------       -----------
    Total assets                            $   549,814       $   552,059
                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of
    long term debt                          $     8,924       $     7,394
  Accounts payable                               40,808            33,061
  Deferred revenue and customer advances         26,240            25,289
  Other current liabilities                     102,987           104,912
                                            -----------       -----------
    Total current liabilities                   178,959           170,656
Long term debt                                  292,955           305,340
Redeemable preferred stock                        8,335             8,096
Other liabilities                                 5,653             5,670
                                            -----------       -----------
    Total liabilities                           485,902           489,762
Commitments and contingent liabilities                -                 -
Stockholders' Equity:
  Common stock (par value $0.01, 50,000
    shares authorized, 29,795 and 29,583
    shares issued and outstanding at
    March 31, 1998 and December 31, 1997,
    respectively)                                   298               296
  Additional paid-in capital                    162,733           161,476
  Deferred stock option compensation               (551)             (606)
  Accumulated deficit                           (95,852)          (96,096)
  Translation adjustments                        (2,716)           (2,773)
                                            -----------       -----------
    Total stockholders' equity                   63,912            62,297
                                            -----------       -----------
Total liabilities and stockholders' equity  $   549,814       $   552,059
                                            ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                    WATERS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (unaudited)




                                               For the Three Months Ended
                                               --------------------------
                                             March 31, 1998  March 31, 1997
                                             --------------  --------------

Net sales                                       $138,725        $102,431

Cost of sales                                     51,920          37,765

Revaluation of acquired inventory                 16,500               -
                                                --------        --------
  Gross profit                                    70,305          64,666

Selling, general and administrative expenses      49,988          39,076

Research and development expenses                  8,372           5,786

Goodwill and purchased technology amortization     2,275           1,357
                                                --------        --------
  Operating income                                 9,670          18,447

Interest expense, net                              5,063           3,024
                                                --------        --------
  Income from operations before income taxes       4,607          15,423

Provision for income taxes                         4,363           3,085
                                                --------        --------
  Net income                                         244          12,338

Less: accretion of and 6% dividend
 on preferred stock                                  239             234
                                                --------        --------
Net income available to common stockholders     $      5        $ 12,104
                                                ========        ========

                                                --------        --------
Net income per basic common share                  $0.00           $0.42
                                                ========        ========
Weighted average number of basic common shares    29,708          28,927

                                                --------        --------
Net income per diluted common share                $0.00           $0.38
                                                ========        ========
Weighted average number of diluted common shares
 and equivalents                                  33,161          31,867


The accompanying notes are an integral part of the consolidated financial statements.

                   WATERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (unaudited)



                                                For the Three Months Ended
                                                --------------------------
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------

Cash flows from operating activities:
 Net income                                      $    244         $ 12,338
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                    6,250            4,531
   Amortization of debt issuance costs                308              256
   Compensatory stock option expense                   55               55
   Revaluation of acquired inventory               16,500                -
 Change in operating assets and liabilities:
   (Increase) in accounts receivable               (3,982)          (3,910)
   (Increase) in inventories                       (8,662)          (2,707)
   Increase in accounts payable and
     accrued expenses                               3,166            8,968
   Increase in deferred revenue                     2,945            2,402
   Other, net                                      (1,411)            (334)
                                                 --------         --------
     Net cash provided by operating activities     15,413           21,599
Cash flows from investing activities:
 Additions to property, plant and equipment        (4,995)          (2,204)
 Software capitalization and other intangibles     (1,734)          (1,033)
 Loans to officers                                    (34)             (34)
                                                 --------         --------
     Net cash (used in) investing activities       (6,763)          (3,271)
Cash flows from financing activities:
 Net (repayments) of bank debt                    (10,855)         (15,084)
 Payments for debt issuance costs                     (18)               -
 Stock options exercised                            1,476               33
                                                 --------         --------
     Net cash (used in) financing activities       (9,397)         (15,051)
Effect of exchange rate changes on cash               225           (1,097)
                                                 --------         --------
     Net change in cash and cash equivalents         (522)           2,180
Cash and cash equivalents at beginning of period    3,113              639
                                                 --------         --------
     Cash and cash equivalents at end of period  $  2,591         $  2,819
                                                 ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation (the "Company") is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related services. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. With its acquisition of TA Instruments, Inc. ("TAI") in May 1996, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. With its September 1997 acquisition of Micromass Limited ("Micromass"), the Company is also a market leader in the development, manufacture, and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC.

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

   It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1997.

2.  Acquisitions

Micromass Limited Acquisition

On September 23, 1997, the Company acquired 100% of the capital stock of Micromass Limited, a company headquartered in Manchester, England, for approximately $175,000 in cash, common stock (375 shares) and promissory notes. The acquisition principally was financed through borrowings under the Company's Bank Credit Agreement.
Micromass develops, manufactures, and distributes mass spectrometry instruments, products that are complementary to Waters' existing product offering. Micromass offers products ranging from high-end stand-alone instruments to smaller, easier-to-use detectors that can be integrated and used along with other analytical instruments, especially HPLC. Micromass is a global market leader in the field of mass spectrometry.

YMC, Inc. Acquisition

On July 31, 1997, the Company acquired all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company for approximately
$9,000 in cash. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Waters consumables business.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


Pro Forma Results of Operations

The following unaudited Pro Forma results of operations for the three months ended March 31, 1998 and 1997 give effect to the Company's Micromass acquisition as if the transaction had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company, Micromass and YMC and include related adjustments. The Pro Forma results of operations exclude the non-recurring charges that were recorded in conjunction with the Micromass acquisition in 1998 and 1997 and do not purport to represent (i) what the Company's results of operations actually would have been if the Micromass acquisition had occurred as of the beginning of the periods or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.


                                   Unaudited Pro Forma Results
                                   ---------------------------
                                   For the Three Months Ended
                                   --------------------------
                                   March 31, 1998    March 31, 1997
                                   --------------    --------------

Net sales                           $     138,725     $     123,547
Net income                          $      16,505     $      12,375
Net income per basic common share   $        0.56     $        0.42
Net income per diluted common share $        0.50     $        0.38



3.  Inventories

Inventories are classified as follows:

                                     March 31,     December 31,
                                         1998             1997
                                     --------      -----------

Raw materials                         $25,672         $22,092
Work in progress                       15,471          15,315
Finished goods                         38,373          33,468
Revaluation of acquired inventory           -          16,500
                                      -------         -------
Total Inventories                     $79,516         $87,375
                                      =======         =======



4.  Income Taxes

The Company's effective tax rate for the three month periods ended March 31, 1998 and March 31,1997, was 21% and 20%, respectively, before the nondeductible acquisition related expenses.

               WATERS CORPRATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.  Earnings Per Share

SFAS 128, which now governs earnings per share computation, requires the following reconciliation of the basic and diluted
EPS calculations:


                                    Three Months Ended March 31, 1998
                                    ---------------------------------
                                    Income        Shares      Per Share
                                  (Numerator)  (Denominator)   Amount
                                  -----------  -------------  ---------

Net income                        $       244
Less: Accretion of and 6%
dividend on preferred stock               239
Income per basic common           -----------
share from operations             $         5         29,708  $    0.00
                                  ===========  =============  =========

Effect of dilutive securities:
     Options outstanding                               3,384
     Options exercised                                    69
Income per diluted common         -----------  -------------  ---------
share from operations             $         5         33,161  $    0.00
                                  ===========  =============  =========



                                    Three Months Ended March 31, 1997
                                    ---------------------------------
                                    Income        Shares      Per Share
                                  (Numerator)  (Denominator)   Amount
                                  -----------  -------------  ---------

Net income                        $    12,338
Less: Accretion of and 6%
dividend on preferred stock               234
Income per basic common           -----------
share from operations             $    12,104         28,927  $    0.42
                                  ===========  =============  =========

Effect of dilutive securities:
     Options outstanding                               2,938
     Options exercised                                     2
Income per diluted common         -----------  -------------  ---------
share from operations             $    12,104         31,867  $    0.38
                                  ===========  =============  =========


   As of March 31, 1998 and March 31, 1997, the Company had one thousand and three hundred and fifty-nine thousand stock option securities that were antidilutive, respectively. These securities could potentially dilute basic EPS in the future, and were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.


6.  Comprehensive Income

SFAS 130, which establishes standards for reporting and display of comprehensive income and its components, requires the following calculation of the tax effects allocated to each component of other comprehensive income and rollforward of accumulated other comprehensive income:

              WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                       March 31,       March 31,
                                         1998            1997
                                       --------        --------

Net income                             $    244        $ 12,338

Foreign currency translation
 adjustments before income taxes             57            (190)
Provision\(benefit) for income taxes         12             (38)
                                       --------        --------
Other comprehensive income\(loss)      $     45        $   (152)
                                       --------        --------
Comprehensive income                   $    289        $ 12,186
                                       ========        ========




                                                      Accumulated
                                       Foreign           Other
                                      Currency       Comprehensive
                                        Items           Income
                                      --------       -------------

Balance, December 31, 1997            $(2,773)         $(2,773)
Change during 1st Quarter                  57               57
                                      --------         --------
Balance, March 31, 1998               $(2,716)         $(2,716)
                                      ========         ========

Balance, December 31, 1996            $   408          $   408
Change during 1st Quarter                (190)            (190)
                                      --------         --------
Balance, March 31, 1997               $   218          $   218
                                      ========         ========



7.  New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for periods beginning after December 15, 1997, but excludes interim periods during 1998. The statement standardizes employers' disclosure requirements about pension and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures that are no longer useful. It does not change the measurement or recognition of those plans.

   In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related information, which is effective for periods ending after December 15, 1998, but excludes interim periods during 1998. The statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

   While management has not determined the impact of the new above-mentioned standards, they are not expected to be material to the Company.

   In June 1997, the Financial Accounting Standards Board issued
SFAS 130, Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. The statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted
SFAS 130 in the accompanying financial statements. Footnote disclosure has been provided for interim periods.

   In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement changes computational guidelines and disclosure requirements for earnings per share. The Company has adopted SFAS 128 in the accompanying financial statements and has restated all prior period earnings per share data.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Events

On September 23, 1997 the Company acquired all of the capital stock of Micromass, a company headquartered in Manchester, England, for approximately $175 million in cash, common stock and promissory notes. The acquisition principally was financed through borrowings under the Company's Bank Credit Agreement. Micromass develops, manufactures, and distributes mass spectrometry instruments, products that are complementary to the Company's existing product offering. Micromass offers products ranging from high-end stand-alone instruments to smaller, easier-to-use detectors that can be integrated and used along with other analytical instruments, especially HPLC. Micromass is a global market leader in the field of mass spectrometry.

   On September 4, 1997, the Company increased the maximum availability under its Bank Credit Agreement to $450 million in order to finance the acquisition of Micromass.

   On July 31, 1997, the Company acquired all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for approximately $9 million in cash. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Company's consumables business.

Results of Operations

Net Sales:
Net sales for the three month period ended March 31, 1998 (the "1998 Quarter") were $138.7 million, compared with $102.4 million for the three month period ended March 31, 1997 (the "1997 Quarter"), an increase of 35%. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 39% over the 1997 Quarter. The Company's core HPLC and thermal analysis business grew by 11%, while the impact of the Micromass acquisition resulted in the remaining 28% points of growth. HPLC growth was generally broad-based across all geographies, except Japan and the Pacific Rim. Customer demand was strong in the U.S. and Europe, offsetting Asia's weakness. Pharmaceutical customer demand was especially strong across all geographies. The Company's sales of mass spectrometry products grew strongly as well.

Gross Profit:
Gross profit increased to $70.3 million in the 1998 Quarter from $64.7 million in the 1997 Quarter, an increase of $5.6 million or 9% over the 1997 Quarter. Excluding the $16.5 million non-recurring charge in the 1998 Quarter for revaluation of acquired inventory related to purchase accounting for the Micromass acquisition, gross profit increased by 34% over the 1997 Quarter. Gross profit as a percentage of sales excluding the inventory revaluation charges decreased to 62.6% in the 1998 Quarter from 63.1% in the 1997 Quarter, reflecting the inclusion of Micromass' results after its September 1997 acquisition. (Micromass' gross margins are lower than Waters' historical gross margins, but its operating expenses are commensurately lower, and its operating margins are comparable to those of Waters.) Excluding the impact of Micromass' results, gross profit as a percentage of sales increased to 63.5% in the 1998 Quarter, primarily as a result of increased efficiencies in the Company's manufacturing operations.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $50.0 million in the 1998 Quarter as compared to $39.1 million in the 1997 Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 36% for the 1998 Quarter from 38% for the 1997 Quarter. Excluding the impact of Micromass' results, the decrease in expenses as a percentage of net sales was a result of revenue growth as expenses remained flat. The $10.9 million or 28% increase in total selling, general, and administrative expenditures is primarily the result of including the expenses of acquired companies.

Research and Development Expenses:
Research and development expenses were $8.4 million for the 1998 Quarter compared to $5.8 million for the 1997 Quarter, a $2.6 million or 45% increase from prior year levels. Current year spending increased with the addition of acquired company spending. The Company continues to invest significantly in the development of new and improved HPLC detection, consumable and data products, thermal analysis and rheology products, and newly acquired mass spectrometry products.

Goodwill and Purchased Technology Amortization:   Goodwill and
purchased technology amortization for the 1998 Quarter was $2.3 million, an increase of $0.9 million from the 1997 Quarter. This increase was primarily related to the acquisition of Micromass.

Operating Income:
Operating income for the 1998 Quarter was $9.7 million, a decrease of $8.7 million from the 1997 Quarter. This decrease reflected a final $16.5 million non-recurring charge related to the revaluation of acquired inventory in connection with the Micromass acquisition. Excluding this non-recurring charge, operating income was $26.2 million for the 1998 Quarter and represented a $7.7 million or 42% increase over the 1997 Quarter. Waters improved operating income levels in 1998 on the strength of sales growth, volume leverage, continued focus on cost reduction in all operating areas and the accretive impact of acquisitions.

Interest Expense, Net:
Net interest expense increased by $2.0 million or 67%, from $3.0 million in the 1997 Quarter to $5.0 million in the 1998 Quarter.
The current period increase reflected increased debt levels due to the Micromass acquisition.

Provision for Income Taxes:
The Company's effective income tax rate for the three month periods ended March 31, 1998 and March 31, 1997, excluding the non-recurring, nondeductible charge related to the revaluation of acquired inventory, was 21% and 20%, respectively.

Net Income:
Income from operations for the 1998 Quarter was $0.2 million, compared to $12.3 million in income for the 1997 Quarter. Excluding the $16.5 million non-recurring charge in 1998 for the revaluation of acquired inventory, the Company generated $16.7 million of income in the 1998 Quarter compared to $12.3 million in the 1997 Quarter. The improvement over the prior year was a result of sales growth, continued focus on cost reductions in all operating areas and the accretive impact of acquisitions.

Liquidity and Capital Resources:

During the 1998 Quarter, net cash provided by the Company's operating activities was $15.4 million, primarily as a result of net income for the period after adding back non-recurring non-cash charges, and depreciation and amortization and after an $8.7 million investment in inventory. Primary uses of cash flows during the period were $6.7 million invested in property, plant and equipment and software capitalization and $10.9 million of bank debt repayments.

  The Company has evaluated the impact of Year 2000 issues on its existing systems. The Company expects that the impact will not be material.

  The Company believes that existing cash balances and current cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital, capital spending and debt service requirements of the Company in the foreseeable future.

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

     The Company has asserted a claim contending that Millipore has understated the amount of assets it is obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Federal court has recently ruled in favor of Millipore's position with respect to the claim. This decision was affirmed on appeal. The Company believes it has meritorious arguments; however, it is unlikely that further appellate review will be pursued.

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

     The Company has filed revocation and nullification actions against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking revocation or nullification of foreign HP patents in Europe. The patents relate to the Alliance product. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

Item 2. Changes in Securities
     Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable

Item 5. Other Information
     Not Applicable

Item 6. Exhibits and Reports on Form 8-K
     A.   Exhibit 27 - Financial Data Schedule
     B. No reports on Form 8-K were filed during the three months ended March 31, 1998.

               WATERS CORPORATION AND SUBSIDIARIES

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 1998           Waters Corporation



                              /s/ Philip S. Taymor
                              -------------------------------
                              Philip S. Taymor
                              Senior Vice President and Chief
                              Financial Officer