Form 10-Q
period 1998-06-30
WATERS CORP /DE/
filed 1998-08-11
CIK 1000697

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                         OR

(  ) TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     for the transition period from __________to__________.


        Commission File Number:                 01-14010


                        Waters Corporation
                        ------------------
     (Exact name of registrant as specified in the charter)

            Delaware                      13-3668640
            --------                      ----------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                             No.)

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

Number of shares outstanding of the Registrant's common stock as of August 7, 1998:  29,951,223
                    ----------

               WATERS CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q

                               INDEX



                                                              Page
                                                              ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1998
        and December 31, 1997                                   3

        Consolidated Statements of Earnings for the three
        months ended June 30, 1998 and 1997                     4

        Consolidated Statements of Earnings for the six months
        ended June 30, 1998 and 1997                            5

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 1998 and 1997                     6

        Notes to Consolidated Financial Statements              7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    12


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                      14
Item 2. Changes in Securities                                  14
Item 3. Defaults Upon Senior Securities                        14
Item 4. Submission of Matters to a Vote of Security Holders    14
Item 5. Other Information                                      15
Item 6. Exhibits and Reports on Form 8-K                       15

        SIGNATURES                                             16

                    WATERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          June 30, 1998    December 31, 1997
                                          -------------    -----------------
                                           (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                $     1,598        $     3,113
  Accounts receivable, less allowances
    for doubtful accounts of $2,851 and
    $2,785 at June 30, 1998 and December
    31, 1997, respectively                     112,373            111,022
  Inventories                                   81,510             87,375
  Other current assets                          16,807             11,614
                                           -----------        -----------
   Total current assets                        212,288            213,124
Property, plant and equipment, net of
  accumulated depreciation of $37,319
  and $30,074 at June 30, 1998 and
  December 31, 1997, respectively               89,597             88,668
Other assets                                    68,038             70,089
Goodwill, less accumulated amortization
  of $10,001 and $7,543 at June 30, 1998
  and December 31, 1997, respectively          180,676            180,178
                                           -----------        -----------
   Total assets                            $   550,599        $   552,059
                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of
    long term debt                         $     7,269        $     7,394
  Accounts payable                              33,430             33,061
  Deferred revenue and customer advances        25,627             25,289
  Other current liabilities                    105,699            104,912
                                           -----------        -----------
   Total current liabilities                   172,025            170,656
Long term debt                                 279,375            305,340
Redeemable preferred stock                       8,575              8,096
Other liabilities                                5,637              5,670
                                           -----------        -----------
   Total liabilities                           465,612            489,762
Commitments and contingent liabilities               -                  -
Stockholders' Equity:
  Common stock (par value $0.01, 50,000
    shares authorized, 29,945 and 29,583
    shares issued and outstanding at
    June 30, 1998 and December 31, 1997,
    respectively)                                  299                296
  Additional paid-in capital                   164,005            161,476
  Deferred stock option compensation              (496)              (606)
  Accumulated deficit                          (75,739)           (96,096)
  Translation adjustments                       (3,082)            (2,773)
                                           -----------        -----------
   Total stockholders' equity                   84,987             62,297
                                           -----------        -----------
Total liabilities and stockholders' equity $   550,599        $   552,059
                                           ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   WATERS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (unaudited)



                                    For the Three          For the Three
                                     Months Ended           Months Ended
                                    June 30, 1998          June 30, 1997
                                    -------------          -------------

Net sales                              $149,311               $106,240

Cost of sales                            55,848                 38,703
                                       --------               --------

  Gross profit                           93,463                 67,537

Selling, general and
  administrative expenses                51,952                 38,909

Research and development expenses         8,246                  5,806

Goodwill and purchased technology
  amortization                            2,231                  1,415
                                       --------               --------

  Operating income                       31,034                 21,407

Interest expense, net                     4,888                  2,959
                                       --------               --------

  Income from operations before
    income taxes                         26,146                 18,448

Provision for income taxes                6,033                  3,689
                                       --------               --------

  Net income                             20,113                 14,759

Less: accretion of and 6% dividend
  on preferred stock                        240                    234
                                       --------               --------

Net income available to common
  stockholders                         $ 19,873               $ 14,525
                                       ========               ========

                                       --------               --------
Net income per basic common share         $0.67                  $0.50
                                       ========               ========

Weighted average number of basic
  common shares                          29,877                 28,957

                                       --------               --------
Net income per diluted common share       $0.59                  $0.46
                                       ========               ========
Weighted average number of diluted
  common shares and equivalents          33,519                 31,560



The accompanying notes are an integral part of the consolidated financial statements.

                   WATERS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (unaudited)



                                        For the Six        For the Six
                                       Months Ended       Months Ended
                                      June 30, 1998      June 30, 1997
                                      -------------      -------------

Net sales                                $288,036           $208,671

Cost of sales                             107,768             76,468

Revaluation of acquired inventory          16,500                  -
                                         --------           --------

  Gross profit                            163,768            132,203

Selling, general and administrative
  expenses                                101,940             77,985

Research and development expenses          16,618             11,592

Goodwill and purchased technology
  amortization                              4,506              2,772
                                         --------           --------

  Operating income                         40,704             39,854

Interest expense, net                       9,951              5,983
                                         --------           --------

  Income from operations before
    income taxes                           30,753             33,871

Provision for income taxes                 10,396              6,774
                                         --------           --------

  Net income                               20,357             27,097

Less: accretion of and 6% dividend
  on preferred stock                          479                468
                                         --------           --------

Net income available to common
  stockholders                           $ 19,878           $ 26,629
                                         ========           ========

                                         --------           --------
Net income per basic common share           $0.67              $0.92
                                         ========           ========

Weighted average number of basic
  common shares                            29,793             28,942

                                         --------           --------
Net income per diluted common share         $0.60              $0.84
                                         ========           ========

Weighted average number of diluted
  common shares and equivalents            33,340             31,714


The accompanying notes are an integral part of the consolidated financial statements.

                  WATERS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                            (unaudited)






                                                 For the Six Months Ended
                                                 ------------------------
                                                June 30, 1998    June 30, 1997
                                                -------------    -------------

Cash flows from operating activities:
 Net income                                        $20,357          $27,097
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                    13,138            8,980
   Amortization of debt issuance costs                 618              517
   Compensatory stock option expense                   110              110
   Revaluation of acquired inventory                16,500                -
 Change in operating assets and liabilities:
   (Increase) in accounts receivable                (2,748)            (375)
   (Increase) in inventories                       (11,200)          (2,809)
   (Decrease) increase in accounts payable
     and accrued expenses                             (142)           4,189
   Increase in deferred revenue                        327            2,623
   Other, net                                       (1,118)            (822)
                                                   -------          -------
     Net cash provided by operating activities      35,842           39,510
Cash flows from investing activities:
 Additions to property, plant and equipment         (8,490)          (5,604)
 Software capitalization and other intangibles      (3,112)          (2,328)
 Business acquisition, net of cash acquired         (3,157)               -
 Loans to officers                                     255              (68)
                                                   -------          -------
     Net cash (used in) investing activities       (14,504)          (8,000)
Cash flows from financing activities:
 Net (repayments) of bank debt                     (26,090)         (30,291)
 Stock options exercised                             2,989              761
                                                   -------          -------
     Net cash (used in) financing activities       (23,101)         (29,530)
Effect of exchange rate changes on cash                248             (181)
                                                   -------          -------
     Net change in cash and cash equivalents        (1,515)           1,799
Cash and cash equivalents at beginning of period     3,113              639
                                                   -------          -------
     Cash and cash equivalents at end of period    $ 1,598          $ 2,438
                                                   =======          =======



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

YMC, Inc. Acquisition

On July 31, 1997, the Company acquired all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for approximately
$9,000 in cash. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Waters consumables business.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


Pro Forma Results of Operations

The following unaudited Pro Forma results of operations for the six months ended June 30, 1998 and 1997 give effect to the Company's acquisitions as if the transactions had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company, Micromass and YMC and include related adjustments. The Pro Forma results of operations exclude the non-recurring charges that were recorded in conjunction with the Micromass acquisition in 1998 and 1997 and do not purport to represent (i) what the Company's results of operations actually would have been if the Micromass acquisition had occurred as of the beginning of the periods or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

                                       Unaudited Pro Forma Results
                                       ---------------------------
                                        For the Six Months Ended
                                        ------------------------
                                      June 30, 1998   June 30, 1997
                                      -------------   -------------

Net sales                               $288,036        $259,420
Net income                              $ 36,378        $ 30,394
Net income per basic common share       $   1.22        $   1.04
Net income per diluted common share     $   1.09        $   0.95


3.  Inventories

Inventories are classified as follows:

                                         June 30,     December 31,
                                           1998           1997
                                         --------     ------------

Raw materials                            $25,477        $22,092
Work in progress                          10,459         15,315
Finished goods                            45,574         33,468
Revaluation of acquired inventory              -         16,500
                                         -------        -------

Total Inventories                        $81,510        $87,375
                                         =======        =======


4.  Income Taxes

The Company's effective tax rate for the three months ended June
30, 1998 and 1997, was 23% and 20%, respectively. The Company's effective tax rate for the six months ended June 30, 1998 and 1997, was 22% and 20%, respectively, before nondeductible acquisition related expenses.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.  Earnings Per Share

SFAS 128, which now governs earnings per share computations, requires the following reconciliation of the basic and diluted
EPS calculations:

                                      Six Months Ended June 30, 1998
                                      ------------------------------
                                    Income        Shares       Per Share
                                  (Numerator)  (Denominator)    Amount
                                  -----------  -------------   ---------

Net income                        $    20,357
Less:  Accretion  of  and  6%
dividend on preferred stock               479
Income per basic common           -----------  -------------   ---------
share from operations             $    19,878         29,793   $    0.67
                                  ===========  =============   =========
Effect of dilutive securities:
     Options outstanding                               3,487
     Options exercised                                    60
Income per diluted common         -----------  -------------   ---------
share from operations             $    19,878         33,340   $    0.60
                                  ===========  =============   =========

                                      Six Months Ended June 30, 1997
                                      ------------------------------
                                    Income        Shares       Per Share
                                  (Numerator)  (Denominator)    Amount
                                  -----------  -------------   ---------

Net income                        $    27,097
Less: Accretion of and 6%
dividend on preferred stock               468
Income per basic common           -----------  -------------   ---------
share from operations             $    26,629         28,942   $    0.92
                                  ===========  =============   =========
Effect of dilutive securities:
     Options outstanding                               2,761
     Options exercised                                    11
Income per diluted common         -----------  -------------   ---------
share from operations             $    26,629         31,714   $    0.84
                                  ===========  =============   =========

                                      Three Months Ended June 30, 1998
                                      --------------------------------
                                    Income          Shares       Per Share
                                  (Numerator)    (Denominator)    Amount
                                  -----------    -------------   ---------

Net income                        $    20,113
Less: Accretion of and 6%
dividend on preferred stock               240
Income per basic common           -----------    -------------   ---------
share from operations             $    19,873           29,877   $    0.67
                                  ===========    =============   =========
Effect of dilutive securities:
     Options outstanding                                 3,590
     Options exercised                                      52
Income per diluted common         -----------    -------------   ---------
share from operations             $    19,873           33,519   $    0.59
                                  ===========    =============   =========


               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                      Three Months Ended June 30, 1997
                                      --------------------------------
                                    Income          Shares       Per Share
                                  (Numerator)    (Denominator)    Amount
                                  -----------    -------------   ---------

Net income                        $    14,759
Less: Accretion of and 6%
dividend on preferred stock               234
Income per basic common           -----------    ------------    ---------
share from operations             $    14,525          28,957    $    0.50
                                  ===========    ============    =========
Effect of dilutive securities:
     Options outstanding                                2,583
     Options exercised                                     20
Income per diluted common         -----------    ------------    ---------
share from operations             $    14,525          31,560    $    0.46
                                  ===========    ============    =========


For both the three month and six month periods ended June 30, 1998, the Company had no stock option securities that were antidilutive.
For both the three month and six month periods ended June 30, 1997, the Company had three hundred and fifty-nine thousand stock option securities that were antidilutive. These securities could potentially dilute basic EPS in the future, and were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.


6.  Comprehensive Income

SFAS 130, which establishes standards for reporting and display of comprehensive income and its components, requires the following calculation of the tax effects allocated to each component of other comprehensive income and rollforward of accumulated other comprehensive income:


                         Six Months  Six Months  Three Months  Three Months
                           Ended       Ended        Ended         Ended
                          June 30,    June 30,     June 30,      June 30,
                            1998        1997         1998          1997
                         ----------  ----------  ------------  ------------

Net income               $   20,357  $   27,097  $   20,113    $   14,759

Foreign currency
 translation adjustments
 before income taxes           (309)     (2,047)       (366)       (1,857)
(Benefit) for income
 taxes                          (68)       (409)        (84)         (371)
Other comprehensive      ----------  ----------  ----------    ----------
 (loss)                        (241)     (1,638)       (282)       (1,486)
                         ----------  ----------  ----------    ----------
Comprehensive income     $   20,116  $   25,459  $   19,831    $   13,273
                         ==========  ==========  ==========    ==========


                                                    Accumulated
                                         Foreign       Other
                                        Currency   Comprehensive
                                          Items        Income
                                        --------   -------------

Balance, December 31, 1997              $(2,773)     $(2,773)
Change during 1st Quarter                    57           57
Change during 2nd Quarter                  (366)        (366)
                                        -------      -------
Balance, June 30, 1998                  $(3,082)     $(3,082)
                                        =======      =======


               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Accumulated
                                         Foreign       Other
                                        Currency   Comprehensive
                                          Items        Income
                                        --------   -------------

Balance, December 31, 1996              $   408      $   408
Change during 1st Quarter                  (190)        (190)
Change during 2nd Quarter                (1,857)      (1,857)
                                        -------      -------
Balance, June 30, 1997                  $(1,639)     $(1,639)
                                        =======      =======


7.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

   In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for periods beginning after December 15, 1997, but excludes interim periods during 1998. The statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Events

On September 23, 1997, the Company acquired all of the capital stock of Micromass, a company headquartered in Manchester, England, for approximately $175 million in cash, common stock and promissory notes. The acquisition principally was financed through borrowings under the Company's Bank Credit Agreement. Micromass develops, manufactures, and distributes mass spectrometry instruments, products that are complementary to the Company's existing product offering. Micromass offers products ranging from high-end stand-alone instruments to smaller, easier-to-use detectors that can be integrated and used along with other analytical instruments, especially HPLC. Micromass is a global market leader in the field of mass spectrometry.

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

Results of Operations

Net Sales:
Net sales for the three month period ended June 30, 1998 (the "1998 Quarter") and the six month period ended June 30, 1998 (the "1998 Period") were $149.3 million and $288.0 million, respectively, compared to $106.2 million for the three month period ended June 30, 1997 (the "1997 Quarter") and $208.7 million for the six month period ended June 30, 1997 (the "1997 Period"), an increase of 41% for the quarter and 38% for the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 45% over the 1997 Quarter and 41% over the 1997 Period. The Company's core HPLC and thermal analysis businesses grew by 11% as compared to the 1997 Quarter and the 1997 Period, while the impact of the Micromass acquisition resulted in the remaining 34% and 30% points of growth, respectively. HPLC growth was generally broad-based across all geographies, except Japan and the Pacific Rim. Customer demand was strong in the U.S. and Europe, offsetting Asia's weakness. Pharmaceutical customer demand was especially strong across all geographies. The Company's sales of mass spectrometry products grew strongly as well.

Gross Profit:
Gross profit increased to $93.5 million in the 1998 Quarter and $163.8 million in the 1998 Period from $67.5 million in the 1997 Quarter and $132.2 million in the 1997 Period, an increase of $26.0 million or 39% for the quarter and $31.6 million or 24% for the period. Excluding the $16.5 million non-recurring charge in the 1998 Period for revaluation of acquired inventory related to purchase accounting for the Micromass acquisition, gross profit increased by 36% over the 1997 Period. Gross profit as a percentage of sales excluding the inventory revaluation charge decreased to 62.6% in both the 1998 Quarter and Period, from 63.6% and 63.4% in the 1997 Quarter and Period, reflecting the inclusion of Micromass' results after its September 1997 acquisition. (Micromass' gross margins are lower than Waters' historical gross margins, but its operating expenses are commensurately lower, and its operating margins are comparable to those of Waters.) Excluding the impact of Micromass' results, gross profit as a percentage of sales increased in the 1998
Period, primarily as a result of increased efficiencies in the Company's manufacturing operations and lower raw material costs.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $52.0 million in the 1998 Quarter and $101.9 million in the 1998 Period, as compared to $38.9 million in the 1997 Quarter and $78.0 million in the 1997 Period, primarily due to inclusion of expenses of acquired companies. As a percentage of net sales, selling, general and administrative expenses decreased to 35% for both the 1998 Quarter and Period, from 37% for both the 1997 Quarter and Period as a result of higher sales volume and expense controls.

Research and Development Expenses:
Research and development expenses were $8.2 million for the 1998 Quarter and $16.6 million for the 1998 Period, compared to $5.8 million for the 1997 Quarter and $11.6 million for the 1997 Period, a $2.4 million or 42% increase for the quarter and a $5.0 million or 43% increase for the period. Current year spending increased due to the inclusion of expenses of acquired companies. The Company continues to invest significantly in the development of new and improved HPLC, thermal analysis, rheology, and mass spectrometry products.

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization was $2.2 million for the 1998 Quarter and $4.5 million for the 1998 Period, an increase of $0.8 million from the 1997 Quarter and $1.7 million from the 1997 Period. This increase was primarily related to the acquisition of Micromass.

Operating Income:
Operating income was $31.0 million for the 1998 Quarter and $40.7 million for the 1998 Period, an increase of $9.6 million from the 1997 Quarter and $0.9 million from the 1997 Period. This smaller increase over the period reflected a final $16.5 million non-recurring charge in the first quarter of 1998 related to the revaluation of acquired inventory in connection with the Micromass acquisition. Excluding this non-recurring charge, operating income was $57.2 million for the 1998 Period and represented a $17.4 million or 44% increase over the 1997 Period. The increased operating income levels for the 1998 Period were the result of strong sales growth, volume leverage, and continued focus on cost reduction in all operating areas and the accretive impact of acquisitions.

Interest Expense, Net:
Net interest expense increased by $1.9 million or 65% for the 1998 Quarter and by $4.0 million or 66% for the 1998 Period, from $3.0 million in the 1997 Quarter and $6.0 million in the 1997 Period to $4.9 million in the 1998 Quarter and $10.0 million in the 1998 Period. The current period increase reflected increased debt levels incurred to finance the Micromass acquisition.

Provision for Income Taxes:
The Company's effective tax rate for the three months ended June 30, 1998 and 1997, was 23% and 20%, respectively. The Company's effective tax rate for the six months ended June 30, 1998 and 1997, was 22% and 20%, respectively, before nondeductible acquisition related expenses.

Net Income:
Income from operations was $20.1 million for the 1998 Quarter and $20.4 million for the 1998 Period, compared to $14.8 million for the 1997 Quarter and $27.1 million for the 1997 Period. Excluding the $16.5 million non-recurring charge in 1998 for the revaluation of acquired inventory, the Company generated $36.9 million of income in the 1998 Period compared to $27.1 million in the 1997 Period.
The improvement over the prior year was a result of sales growth, continued focus on cost reductions in all operating areas and the accretive impact of acquisitions.

Liquidity and Capital Resources:

During the 1998 Period, net cash provided by the Company's operating activities was $35.8 million, primarily as a result of net income for the period after adding back non-recurring non-cash charges, depreciation and amortization, and after an $11.2 million investment in inventory. Primary uses of cash flows during the period were $11.6 million invested in property, plant and equipment and software capitalization; $3.2 million used for a business acquisition; and $26.1 million of bank debt repayments.

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

     The Company and its wholly owned subsidiary, Micromass
     Limited, are aware that a patent infringement action has been filed in the U.S. District Court for the District of Connecticut but has not been served. As a matter of convenience, settlement discussions are taking place. The patents relate to electrospray mass spectrometer products.

     The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. A jury returned a verdict finding that no valid claims of the TAI patents were infringed by PE. TAI has appealed the verdict with the U.S. District Court for the District of Delaware.

     The Company has filed revocation and nullification actions against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking revocation or nullification of certain foreign HP patents in Europe. The patents relate to the Company's Alliance product.

     The Company believes it has meritorious arguments and should prevail in the above legal proceedings, although the outcomes are not certain. The Company believes that any outcomes of the proceedings will not be material to the Company.

     The Company had asserted a claim contending that Millipore had understated the amount of assets it was obligated to transfer from the Millipore Retirement Plan to the Waters successor plan. The Federal court had subsequently ruled in favor of Millipore's position with respect to the claim. On appeal, the May 19, 1997 Federal court ruling in favor of Millipore's position with respect to the claim was upheld, and $2,439,561 was transferred to the Waters Retirement Plan on June 2, 1998.

Item 2. Changes in Securities
     Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
     The Waters Corporation annual meeting of stockholders was held on May 12, 1998, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission, the ratification of auditors for the Company, and the reservation of an additional two million shares of the Company's common stock for issuance upon the exercise of stock options granted under the Company's Long-Term Performance Incentive Plan for senior executives of the Company.

     As of March 23, 1998, the record date for said meeting, there were 29,790,227 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 25,932,568 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:


     Matter                              For      Withheld or Against
     ------                              ---      -------------------
     Election of Directors
      For Joshua Bekenstein          25,891,784            40,784
      For Michael J. Berendt, Ph.D.  25,895,578            36,990
      For Douglas A. Berthiaume      25,896,550            36,018





      For Philip Caldwell            25,889,026            43,542
      For Edward Conard              25,897,406            35,162
      For Thomas P. Salice           25,896,956            35,612
      For Laurie H. Glimcher, M.D.   25,890,521            42,047
      For William J. Miller          25,890,642            41,926
     Ratification of Auditors        25,911,136            21,432
     Reservation of Additional
       Shares                        14,503,599          11,428,969


Item 5. Other Information
     Not Applicable

Item 6. Exhibits and Reports on Form 8-K
     A.   Exhibit 27 - Financial Data Schedule
     B. No reports on Form 8-K were filed during the three months ended June 30, 1998.

               WATERS CORPORATION AND SUBSIDIARIES

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 11, 1998             Waters Corporation



                                   /s/ Philip S. Taymor
                                   --------------------------
                                   Philip S. Taymor
                                   Senior Vice President and
                                   Chief Financial Officer