Form 10-Q/A
period 1998-06-30
WATERS CORP /DE/
filed 1998-08-17
CIK 1000697

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q/A


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

Date:  August 17, 1998             Waters Corporation



                                   /s/ Philip S. Taymor
                                   --------------------------
                                   Philip S. Taymor
                                   Senior Vice President and
                                   Chief Financial Officer