Form 10-Q
period 1998-09-30
WATERS CORP /DE/
filed 1998-11-10
CIK 1000697

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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


Number of shares outstanding of the Registrant's common stock as of November 9, 1998: 30,113,716.
                     ----------

               WATERS CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q

                              INDEX



                                                              Page
                                                              ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1998     3
        and December 31, 1997

        Consolidated Statements of Operations for the three
        months ended September 30, 1998 and 1997                 4

        Consolidated Statements of Operations for the nine
        months ended September 30, 1998 and 1997                 5

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1998 and 1997                 6

        Notes to Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      12


PART II OTHER INFORMATION


Item 1. Legal Proceedings                                        15

Item 2. Changes in Securities                                    15

Item 3. Defaults Upon Senior Securities                          15

Item 4. Submission of Matters to a Vote of Security Holders      15

Item 5. Other Information                                        15

Item 6. Exhibits and Reports on Form 8-K                         15


        SIGNATURES                                               16

                    WATERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                        September 30, 1998  December 31, 1997
                                        ------------------  -----------------
                                            (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                  $   3,558         $   3,113
  Accounts receivable, less allowances
   for doubtful accounts of $3,063 and
   $2,785 at September 30, 1998 and
   December 31, 1997, respectively             119,784           111,022
  Inventories                                   82,904            87,375
  Other current assets                          17,683            11,614
                                             ---------         ---------
   Total current assets                        223,929           213,124
Property, plant and equipment, net of
 accumulated depreciation of $41,569 and
 $30,074 at September 30, 1998 and
 December 31, 1997, respectively                88,579            88,668
Other assets                                    62,782            70,089
Goodwill, less accumulated amortization
 of $11,141 and $7,543 at September 30,
 1998 and December 31, 1997, respectively      178,972           180,178
                                             ---------         ---------
   Total assets                              $ 554,262         $ 552,059
                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of
   long term debt                            $   7,106         $   7,394
  Accounts payable                              34,914            33,061
  Deferred revenue and customer advances        27,218            25,289
  Other current liabilities                    108,689           104,912
                                             ---------         ---------
   Total current liabilities                   177,927           170,656
Long term debt                                 252,205           305,340
Redeemable preferred stock                       8,816             8,096
Other liabilities                                7,378             5,670
                                             ---------         ---------
   Total liabilities                           446,326           489,762
Commitments and contingent liabilities               -                 -
Stockholders' Equity:
  Common stock (par value $0.01, 50,000
   shares authorized, 30,066 and 29,583
   shares issued and outstanding at
   September 30, 1998 and December 31,
   1997, respectively)                             301               296
  Additional paid-in capital                   165,183           161,476
  Deferred stock option compensation              (441)             (606)
  Accumulated deficit                          (53,783)          (96,096)
  Translation adjustments                       (3,324)           (2,773)
                                             ---------         ---------
   Total stockholders' equity                  107,936            62,297
                                             ---------         ---------
Total liabilities and stockholders' equity   $ 554,262         $ 552,059
                                             =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                   WATERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (unaudited)




                                           For the Three Months Ended
                                           --------------------------
                                     September 30, 1998   September 30, 1997
                                     ------------------   ------------------

Net sales                                 $151,793             $105,044

Cost of sales                               57,832               38,598
                                          --------             --------

  Gross profit                              93,961               66,446

Selling, general and administrative
 expenses                                   49,276               39,008

Research and development expenses            8,512                6,259

Expensed in-process research and
 development                                     -               55,000

Goodwill and purchased technology
 amortization                                2,537                1,444
                                          --------             --------

  Operating income (loss)                   33,636              (35,265)

Interest expense, net                        4,416                2,334
                                          --------             --------

  Income (loss) from operations before
   income taxes                             29,220              (37,599)

Provision for income taxes                   7,264                3,480
                                          --------             --------

  Net income (loss)                         21,956              (41,079)

Less: accretion of and 6% dividend
 on preferred stock                            241                  237
                                          --------             --------

Net income (loss) available to
 common stockholders                      $ 21,715            ($ 41,316)
                                          ========             ========

                                          --------             --------
Net income (loss) per basic common share     $0.72               ($1.42)
                                          ========             ========

Weighted average number of basic
 common shares                              30,014               29,074

                                          --------             --------
Net income (loss) per diluted common share   $0.67               ($1.42)
                                          ========             ========
Weighted average number of diluted
 common shares and equivalents              32,411               29,074


The accompanying notes are an integral part of the consolidated financial statements.

                   WATERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (unaudited)



                                             For the Nine Months Ended
                                             -------------------------
                                      September 30, 1998    September 30, 1997
                                      ------------------    ------------------

Net sales                                  $439,829              $313,715

Cost of sales                               165,600               115,066

Revaluation of acquired inventory            16,500                     -
                                           --------              --------

  Gross profit                              257,729               198,649

Selling, general and administrative
 expenses                                   151,216               116,993

Research and development expenses            25,130                17,851

Expensed in-process research and
 development                                      -                55,000

Goodwill and purchased technology
 amortization                                 7,043                 4,216
                                           --------              --------

  Operating income                           74,340                 4,589

Interest expense, net                        14,367                 8,317
                                           --------              --------

  Income (loss) from operations
   before income taxes                       59,973                (3,728)

Provision for income taxes                   17,660                10,254
                                           --------              --------

  Net income (loss)                          42,313               (13,982)

Less: accretion of and 6% dividend on
 preferred stock                                720                   705

Net income (loss) available to common      --------              --------
 stockholders                              $ 41,593             ($ 14,687)
                                           ========              ========

                                           --------              --------
Net income (loss) per basic common share      $1.39                ($0.51)
                                           ========              ========

Weighted average number of basic
 common shares                               29,859                28,986

                                           --------              --------
Net income (loss) per diluted common share    $1.29                ($0.51)
                                           ========              ========

Weighted average number of diluted
 common shares and equivalents               32,206                28,986


The accompanying notes are an integral part of the consolidated financial statements.

                     WATERS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (unaudited)





                                              For the Nine Months Ended
                                              -------------------------
                                        September 30, 1998  September 30, 1997
                                        ------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                           $ 42,313           ($ 13,982)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization               20,167              13,781
   Amortization of debt issuance costs            929                 788
   Compensatory stock option expense              165                 165
   Revaluation of acquired inventory           16,500                   -
   Expensed in-process research and
    development                                     -              55,000
Change in operating assets and liabilities:
   (Increase) in accounts receivable           (7,322)             (4,534)
   (Increase) in inventories                  (11,197)             (3,735)
   Increase in accounts payable and other
    current liabilities                         4,250              11,185
   Increase in deferred revenue and
    customer advances                           1,507               2,813
   Other, net                                   1,041                 153
                                             --------            --------
     Net cash provided by operating
      activities                               68,353              61,634
Cash flows from investing activities:
 Additions to property, plant and equipment   (10,760)             (9,341)
 Software capitalization and other
  intangibles                                  (4,414)             (3,494)
 Investment in unaffiliated company                 -              (1,147)
 Business acquisitions, net of cash acquired   (3,157)           (159,368)
 Loans to officers                                221                (102)
                                             --------            --------
     Net cash (used in) investing activities  (18,110)           (173,452)
Cash flows from financing activities:
 Net (repayments) borrowings of bank debt     (53,422)            119,465
 Proceeds from employee stock purchase plan       607                 178
 Stock options exercised                        3,803               1,745
                                             --------            --------
     Net cash (used in) provided by
      financing activities                    (49,012)            121,388
Effect of exchange rate changes on cash          (786)               (107)
                                             --------            --------
     Net change in cash and cash equivalents      445               9,463
Cash and cash equivalents at beginning of
 period                                         3,113                 639
     Cash and cash equivalents at end of     --------            --------
      period                                 $  3,558            $ 10,102
                                             ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation (the "Company"), an analytic instrument manufacturer, is the world's largest manufacturer, distributor and provider of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related services. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. Through its Micromass Limited ("Micromass") subsidiary, the Company is also a market leader in the development, manufacture, and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC.

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

YMC, Inc. Acquisition

On July 31, 1997, the Company acquired all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for approximately
$9,000 in cash. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Waters consumables product line.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


Pro Forma Results of Operations

The following unaudited Pro Forma results of operations for the nine months ended September 30, 1998 and 1997 give effect to the Company's acquisitions as if the transactions had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company, Micromass and YMC, and include related adjustments.
The Pro Forma results of operations exclude the non-recurring charges that were recorded in conjunction with the Micromass acquisition in 1998 and 1997 and do not purport to represent (i) what the Company's results of operations actually would have been if the Micromass acquisition had occurred as of the beginning of the periods or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.


                     Unaudited Pro Forma Results For the Nine Months Ended
                     -----------------------------------------------------
                         September 30, 1998        September 30, 1997
                         ------------------        ------------------

Net sales                   $  439,829                $  390,290
Net income                  $   58,093                $   44,304
Net income per basic
 common share               $     1.95                $     1.51
Net income per diluted
 common share               $     1.80                $     1.37



3.  Inventories

Inventories are classified as follows:


                                   September 30,  December 31,
                                       1998           1997
                                       ----           ----

Raw materials                         $26,231        $22,092
Work in progress                       13,322         15,315
Finished goods                         43,351         33,468
Revaluation of acquired inventory           -         16,500
                                      -------        -------

Total Inventories                     $82,904        $87,375
                                      =======        =======



4.  Income Taxes

The Company's effective tax rate for the three months ended
September 30, 1998 and 1997, was 25% and 20%, respectively before nondeductible, acquisition-related expenses. The
Company's effective tax rate for the nine months ended September
30, 1998 and 1997, was 23% and 20%, respectively, before nondeductible acquisition-related expenses.

               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.  Earnings Per Share

SFAS 128, which now governs earnings per share computations, requires the following reconciliation of the basic and diluted
EPS calculations:


                                       Nine Months Ended September 30, 1998
                                       ------------------------------------
                                         Income        Shares     Per Share
                                       (Numerator) (Denominator)    Amount
                                       ----------- -------------  ---------

Net income                              $42,313
Less: Accretion of and 6%
 dividend on preferred stock                720
Income per basic common                 -------       ------      --------
 share from operations                  $41,593       29,859      $   1.39
                                        =======       ======      ========
Effect of dilutive securities:
     Options outstanding                               2,246
     Options exercised                                   101
Income per diluted common               -------       ------      --------
 share from operations                  $41,593       32,206      $   1.29
                                        =======       ======      ========


                                       Nine Months Ended September 30, 1997
                                       ------------------------------------
                                         Income        Shares     Per Share
                                       (Numerator) (Denominator)    Amount
                                       ----------- -------------  ---------

Net (loss)                              $(13,982)
Less: Accretion of and 6%
 dividend on preferred stock                 705
(Loss) per basic common                 --------      ------       -------
 share from operations                  $(14,687)     28,986       $(0.51)
                                        ========      ======       =======

Effect of dilutive securities:
(Loss) per diluted common               --------      ------       -------
 share from operations                  $(14,687)     28,986       $(0.51)
                                        ========      ======       =======


                                       Three Months Ended September 30, 1998
                                       -------------------------------------
                                         Income         Shares     Per Share
                                       (Numerator)  (Denominator)    Amount
                                       -----------  -------------  ---------

Net income                              $21,956
Less: Accretion of and 6%
 dividend on preferred stock                241
Income per basic common                 -------        ------        -----
 share from operations                  $21,715        30,014        $0.72
                                        =======        ======        =====

Effect of dilutive securities:
     Options outstanding                                2,371
     Options exercised                                     26
Income per diluted common               -------        ------        -----
 share from operations                  $21,715        32,411        $0.67
                                        =======        ======        =====


               WATERS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                       Three Months Ended September 30, 1997
                                       -------------------------------------
                                         Income         Shares     Per Share
                                       (Numerator)  (Denominator)    Amount
                                       -----------  -------------  ---------

Net (loss)                              $(41,079)
Less: Accretion of and 6%
 dividend on preferred stock                 237
(Loss) per basic common                 --------       ------       -------
 share from operations                  $(41,316)      29,074       $(1.42)
                                        ========       ======       =======

Effect of dilutive securities:
(Loss) per diluted common               --------       ------       -------
 share from operations                  $(41,316)      29,074       $(1.42)
                                        ========       ======       =======


   For both the three month and nine month periods ended September 30, 1998, the Company had no stock option securities that were antidilutive. For both the three month and nine month periods ended September 30, 1997, the Company had 5,080 stock option securities that were antidilutive. These securities could potentially dilute basic EPS in the future, and were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.


6.  Comprehensive Income

SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The components of other comprehensive income for the Company include primarily foreign currency translation adjustments. The computation of comprehensive income follows:


                      Nine Months   Nine Months   Three Months   Three Months
                         Ended         Ended         Ended          Ended
                     September 30, September 30,  September 30,  September 30,
                         1998          1997          1998           1997
                         ----          ----          ----           ----

Net income (loss)    $   42,313    $  (13,982)    $   21,956     $  (41,079)
Other comprehensive
 (loss) income             (551)       (1,833)          (242)           214
                     ----------    ----------     ----------     ----------
Comprehensive
 income (loss)       $   41,762    $  (15,815)    $   21,714     $  (40,865)
                     ==========    ==========     ===========    ==========



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

   On July 31, 1997, the Company acquired all of the capital stock of YMC, Inc. ("YMC"), a U.S. based company, for approximately $9 million in cash. YMC is a manufacturer and distributor of chromatography chemicals and supplies which augment the Company's consumables product line.

Results of Operations

Net Sales:
Net sales for the three month period ended September 30, 1998 (the "1998 Quarter") and the nine month period ended September 30, 1998 (the "1998 Period") were $151.8 million and $439.8 million, respectively, compared to $105.0 million for the three month period ended September 30, 1997 (the "1997 Quarter") and $313.7 million for the nine month period ended September 30, 1997 (the "1997 Period"), an increase of 45% for the quarter and 40% for the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 46% over the 1997 Quarter and 43% over the 1997 Period. The Company's core HPLC and thermal analysis products grew by 13% as compared to the 1997 Quarter and 12% as compared to the 1997 Period, while the impact of the Micromass acquisition resulted in the remaining 33% and 31% points of growth, respectively. HPLC growth was generally broad-based across all geographies, except the Pacific Rim. Customer demand was particularly strong in the U.S. and Europe, offsetting Pacific Rim weakness. Japan had moderate sales growth for the 1998 Quarter. Pharmaceutical customer demand was especially strong across all geographies. The Company's sales of mass spectrometry products grew strongly as well.

Gross Profit:
Gross profit increased to $94.0 million in the 1998 Quarter and $257.7 million in the 1998 Period from $66.4 million in the 1997 Quarter and $198.6 million in the 1997 Period, an increase of $27.6 million or 42% for the quarter and $59.1 million or 30% for the period. Excluding the $16.5 million non-recurring charge in the 1998 Period for revaluation of acquired inventory related to purchase accounting for the Micromass acquisition, gross profit increased by 38% over the 1997 Period. Gross profit as a percentage of sales excluding the inventory revaluation charge decreased to 61.9% in the 1998 Quarter and to 62.3% in the 1998 Period, from 63.3% in both the 1997 Quarter and Period, reflecting the inclusion of Micromass' results after its September 1997 acquisition. (Micromass' mass spectrometry gross margins are lower than Waters' HPLC historical gross margins, but its operating expenses are commensurately lower, and its operating margins are comparable to those of Waters.) Excluding the impact of Micromass' results, gross profit as a percentage of sales increased in the 1998 Period, primarily as a result of increased efficiencies in the Company's manufacturing operations and lower raw material costs.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses increased to $49.3 million in the 1998 Quarter and $151.2 million in the 1998 Period, as compared to $39.0 million in the 1997 Quarter and $117.0 million in the 1997 Period, primarily due to inclusion of expenses of acquired companies. As a percentage of net sales, selling, general and administrative expenses decreased to 32% for the 1998 Quarter and to 34% for the 1998 Period, from 37% for both the 1997 Quarter and Period as a result of higher sales volume and expense controls.

Research and Development Expenses:
Research and development expenses were $8.5 million for the 1998 Quarter and $25.1 million for the 1998 Period, compared to $6.3 million for the 1997 Quarter and $17.9 million for the 1997 Period, a $2.2 million or 35% increase for the quarter and a $7.2 million or 40% increase for the period. Current year spending increased due to the inclusion of expenses of acquired companies. The Company continues to invest significantly in the development of new and improved HPLC, thermal analysis, rheology, and mass spectrometry products.

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization was $2.5 million for the 1998 Quarter and $7.0 million for the 1998 Period, an increase of $1.1 million from the 1997 Quarter and $2.8 million from the 1997 Period. This increase was primarily related to the acquisition of Micromass.

Operating Income:
Operating income was $33.6 million for the 1998 Quarter and $19.7 million for the 1997 Quarter, after excluding the expensed in-process research and development charge, an increase of $13.9 million from the 1997 Quarter. Excluding the revaluation of acquired inventory in the 1998 Period and expensed in-process research and development in the 1997 Period, both in connection with the Micromass acquisition, operating income was $90.8 million for the 1998 Period and $59.6 million for the 1997 Period, representing a $31.2 million or 52% increase over the 1997 Period. The increased operating income levels for the 1998 Quarter and Period were the result of strong sales growth, volume leverage, continued focus on cost reduction in all operating areas and the accretive impact of acquisitions.

Interest Expense, Net:
Net interest expense increased by $2.1 million or 91% for the 1998 Quarter and by $6.1 million or 73% for the 1998 Period. The current quarter and period increases reflected increased debt levels incurred to finance the Micromass acquisition.

Provision for Income Taxes:
The Company's effective tax rate for the three months ended
September 30, 1998 and 1997, was 25% and 20%, respectively before nondeductible, acquisition-related expenses. The
Company's effective tax rate for the nine months ended September
30, 1998 and 1997, was 23% and 20%, respectively, before nondeductible acquisition-related expenses.

Net Income (Loss):
Income from operations was $22.0 million for the 1998 Quarter and $42.3 million for the 1998 Period, compared to a $41.1 million loss for the 1997 Quarter and a $14.0 million loss for the 1997 Period. Excluding the $16.5 million non-recurring charge in 1998 for the revaluation of acquired inventory and the $55.0 million non-recurring charge in 1997 for the expensed in-process research and development, the Company generated $58.8 million of income in the 1998 Period compared to $41.0 million in the 1997 Period.
The improvement over the prior year was a result of sales growth, continued focus on cost reductions in all operating areas and the accretive impact of acquisitions.

Year 2000

Year 2000 ("Y2K") issues concern the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

     The Company has been engaged in a concerted effort to ready its business systems and products in anticipation of Y2K. A special internal project team led by senior management was organized in 1997 in an attempt to ensure that all material business systems, instrument products and applications software are compliant by January 1, 2000. Currently, the companywide planning and inventory phases have been completed. The assessment phase is planned to be substantially completed by December 31, 1998, and includes the examination of products, worldwide operations, manufacturing systems, business computer systems, manufacturing, warehousing and servicing equipment, network hardware and software, telephone systems, desktop application software, mainframe operating systems, and environmental operations. Currently, the Company believes that most of its internal systems and related software are likely to be Y2K compliant. The Company is continuing to identify material software and systems which may be noncompliant and bring such software and systems into compliance in time to minimize any significant detrimental effects on operations.

     The remediation and testing phases of the Company's systems are scheduled to be completed by the middle of 1999. Based on the results of the testing phase, a contingency plan will be established. The Company has no plans to engage in third party validation of its Y2K efforts. To date, approximately $8.0 million has been spent in connection with bringing the Company's internal systems into compliance, primarily capital expenditures for entirely new business systems which replaced predecessor systems. The remaining costs to fix Y2K problems are estimated at less than $3.0 million, including capital expenditures to replace certain predecessor capital items. The Company does not expect the costs relating to the Y2K remediation phase to have a material effect on the Company.

     The Company has made public statements to customers regarding its state of compliance for its products; however, the possibility of product liability claims still exists. The Company also recognizes that Y2K disruptions in customer operations could result in reduced sales and cash flow and increased inventory or receivables. While these events are possible, the Company believes that its customer base is broad enough to minimize the effects of a single occurrence. However, the Company is in the process of surveying the status of its major customers.

     The Company is in the process of obtaining certificates of compliance from its major systems vendors. Additionally, the Company is in the process of surveying its financial services, utilities, and communication providers, as well as its critical suppliers to ensure that they are compliant. Despite these efforts, however, interruption of supplier operations due to Y2K issues could potentially affect Company operations. The Company uses multiple suppliers which may reduce the risks of interruption, but cannot eliminate the potential for disruption due to third party failure.

     While the Company believes its efforts will provide reasonable assurance that material disruptions are not likely to occur due to internal failure, the potential for interruption still exists. Specifically, the Company and its subsidiaries could be materially adversely affected if utilities, private businesses and governmental entities with which they do business or that provide essential services are not Y2K compliant. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. Such interruptions could cause, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Recovery under existing insurance policies may be available depending upon the circumstances of a Y2K related event.

     The estimates and conclusions herein are based on management's best estimates of future events. Risks that could cause results to differ from these estimates and conclusions include the uncertainties involved in discovering and correcting the potential Y2K sensitive problems which could have a serious impact on specific facilities and the ability of suppliers and customers to bring their systems into Y2K compliance.

Liquidity and Capital Resources

During the 1998 Period, net cash provided by the Company's operating activities was $68.4 million, primarily as a result of net income for the period after adding back non-recurring non-cash charges, depreciation and amortization, and after an $11.2 million investment in inventory. Primary uses of cash flows during the period were $15.2 million invested in property, plant and equipment and software capitalization; $3.2 million used for a business acquisition; and $53.4 million of bank debt repayments.

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

        The Company has filed revocation and nullification actions against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking revocation or nullification of certain foreign HP patents in Europe. HP has filed a counterclaim in the United Kingdom alleging that the Company's products infringe one or more claims of one United Kingdom patent. The patents relate to the Company's Alliance product.

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

Item 2. Changes in Securities
        Not Applicable

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Information
        Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        A.   Exhibit 27 - Financial Data Schedule
        B. No reports on Form 8-K were filed during the three months ended September 30, 1998.

               WATERS CORPORATION AND SUBSIDIARIES

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 10, 1998                Waters Corporation



                                        /s/ Philip S. Taymor
                                        --------------------
                                        Philip S. Taymor
                                        Senior Vice President and Chief
                                        Financial Officer