Form 10-K
period 1998-12-31
WATERS CORP /DE/
filed 1999-03-31
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 01-14010

                               WATERS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                         13-3668640
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                 34 MAPLE STREET
                          MILFORD, MASSACHUSETTS 01757
          (Address, including zip code, of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 478-2000

Securities registered pursuant to Section    Common Stock, par value $.01 per
12(b) of the Act:                            share New York Stock Exchange, Inc.

Securities registered pursuant to Section
12(g) of the Act:                            None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
(    )

State the aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 23, 1999: $3,028,097,556.

Indicate the number of shares outstanding of the registrant's common stock as of March 23, 1999: 30,586,844.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders are incorporated by reference in Parts I and II.

Portions of the proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                       WATERS CORPORATION AND SUBSIDIARIES
                            ANNUAL REPORT ON FORM 10K
                                      INDEX


Index No.                                                                            Page
---------                                                                            ----


                                     PART I

1.  Business .....................................................................    3
2.  Properties ...................................................................    9
3.  Legal Proceedings ............................................................   10
4.  Submission of Matters to a Vote of Security Holders ..........................   11
    Executive Officers ...........................................................   11

                                     PART II

5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....   12
6.  Selected Financial Data ......................................................   12
7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations ................................................................   12
7a. Quantitative and Qualitative Disclosures About Market Risk ...................   13
8.  Financial Statements and Supplementary Data ..................................   13
9.  Changes In and Disagreements With Accountants on Accounting and
    Financial Disclosure .........................................................   13

                                     PART III

10. Directors and Executive Officers of the Registrant ...........................   13
11. Executive Compensation .......................................................   13
12. Security Ownership of Certain Beneficial Owners and Management ...............   13
13. Certain Relationships and Related Transactions ...............................   13

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............   14

    Signatures ...................................................................   16


                                     PART I

ITEM 1:  BUSINESS

GENERAL

         Waters Corporation ("Waters" or the "Company") is a holding company which owns only and all of the outstanding common stock of Waters Technologies Corporation, the operating subsidiary. Waters Corporation was established to acquire ("Acquisition") the predecessor Waters Chromatography Division ("Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994. Waters Corporation became a publicly traded company with its initial public offering ("IPO") in November 1995. The Company has made two significant acquisitions since its inception: TA Instruments, Inc. ("TAI") in May 1996 and Micromass Limited ("Micromass") in September 1997.

BUSINESS SEGMENTS

         The Company operates in the analytical instrument industry, with manufacturing and distribution expertise in three complementary technologies:
HPLC instruments, columns and other consumables, and related service; thermal analysis and rheology instruments; and mass spectrometry instruments that can be integrated and used along with other analytical instruments, particularly HPLC. The Company also operates in several geographic segments. See Footnote 15 to the Financial Statements for detailed results by geographic segment and products and service revenue found in the 1998 Annual Report which is incorporated herein by reference.

BUSINESS

         Waters, an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its TAI subsidiary, Waters is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. Also, through its Micromass subsidiary, Waters is a market leader in mass spectrometry, which can be integrated and used along with other analytical instruments, especially HPLC.

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

         The acquisition of Micromass expanded the Company's product offerings in mass spectrometry instruments. Micromass is a world leader in the development, manufacture, sale and support of organic, inorganic, stable isotope and ICP mass spectrometers typically coupled with HPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography or elemental analysis systems. Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, environmental and geochemistry markets worldwide. With the acquisition of Micromass, Waters became one of the leading worldwide manufacturers of HPLC-MS systems, "hyphenated" analytical systems that bring together HPLC and mass spectrometry detection. Design innovations in HPLC-MS interfacing technology have drastically improved the operating efficiencies of these systems, greatly simplifying their operation, driving down their overall cost and making them much more affordable for the average analytical laboratory. These laboratories previously relied on expert mass spectrometrists to provide them the information they now get in minutes. The largest market for HPLC-MS is the pharmaceutical market where new drug development technologies are placing greater demands on laboratories to screen and analyze new drug compounds.

         Instruments comprise about two thirds of the Company's total revenue. Consumable products and service comprise the remaining one third.

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

         The Company does not rely on any one customer or group of customers for a material portion of its sales. During fiscal 1998, no customer accounted for more than 2% of the Company's net sales.

RESEARCH AND DEVELOPMENT

         Waters maintains an active research and development program focused on the development and commercialization of products which both complement and update the existing product offering. The Company's research and development expenditures for 1998, 1997 and 1996, were $34.4 million, $25.8 million, and $20.9 million, respectively. Nearly all of the current HPLC products of the Company have been developed at the main research and development center in Milford, Massachusetts, with input and feedback from Waters' extensive field organization. Nearly all of the current thermal analysis products have been developed at the Company's research and development center in New Castle, Delaware and the majority of the mass spectrometry products have been developed at facilities in England. There are approximately 320 employees involved in the Company's research and development efforts.

SALES AND SERVICE

         Waters has the largest sales and service team focused exclusively on HPLC in the industry. Across all technologies, using respective specialized sales and service forces, the Company serves its customer base through over 944 field representatives in 75 sales offices throughout the world. Many field representatives are former customers. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop customized applications and procedures. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

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

         The Company manufactures its HPLC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA to produce Class 1 medical devices.

         The Company manufactures its thermal analysis products at its New Castle, Delaware facility and its rheology products at its Leatherhead, England facility. Mass spectrometry products are manufactured at the Company's Manchester, England facilities.

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

EMPLOYEES

         Waters employs approximately 2,800 employees. 57% of the Company's employees are located in the United States. Labor relations are considered to be excellent and no Waters employees have union affiliations.

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

RISK FACTORS

         COMPETITION AND THE ANALYTICAL INSTRUMENT MARKET

         The analytical instrument market; in particular, the portion related to the Company's HPLC, thermal analysis and mass spectrometry product lines; is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Certain competitors are divisions of significantly larger companies which have greater financial and other resources than the Company. There can be no assurances that the Company's competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. Additionally, the market may, from time to time, experience low sales growth. Approximately 60% of the Company's net sales in 1998 were to the worldwide pharmaceutical industry, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company's results of operations.

         RISK OF DISRUPTION

         The Company manufactures HPLC instruments at its facility in Milford, Massachusetts, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, thermal analysis products at its facility in New Castle, Delaware, and mass spectrometry products at its facilities in Manchester, England and Cheshire, England. Any prolonged disruption to the operations at these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company's results of operations and financial condition.

         FOREIGN EXCHANGE RATES

         Approximately 58% of Waters' 1998 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

         Additionally, the U.S. dollar value of the Company's net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on Waters' result of operations.

         SUBSTANTIAL INDEBTEDNESS

         The Company has substantial indebtedness. Subject to the terms and conditions of the Bank Credit Agreement, Waters may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes. The level of the Company's indebtedness could have important consequences to holders of the Common Stock, given that: (i) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and (ii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions. Certain of the Company's competitors currently operate on a less leveraged basis and, as a result, have significantly greater financing flexibility than the Company.

         The Bank Credit Agreement imposes operating and financial restrictions on the Company. The Bank Credit Agreement contains covenants which limit (subject to certain exceptions): (i) the incurrence of additional indebtedness;
(ii) the payment of dividends; (iii) transactions with affiliates; (iv) asset sales, acquisitions, mergers and consolidations; (v) prepayments of other indebtedness; (vi) the creation of liens and encumbrances; and (vii) other matters customarily restricted in such agreements. In addition, substantially all of the Company's assets, including the stock of its subsidiaries, are pledged to secure indebtedness under the Bank Credit Agreement. There can be no assurance that the Company's existing cash balances and cash flow from operations together with borrowings under the Bank Credit Agreement will be sufficient to meet all of its debt service requirements and to fund its capital expenditure requirements for the foreseeable future.

         FORWARD LOOKING STATEMENTS

         Certain of the statements in this Form 10-K and the Annual Report are forward-looking statements, including statements regarding, among other items,
(i) the impact of the Company's new
products, (ii) the Company's growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company's business and (iv) the Company's ability to continue to control costs and maintain quality. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including
(i) changes in the HPLC, thermal analysis and mass spectrometry portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors and (iii) the ability of the Company to generate increased sales and profitability from new product introductions. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document and the Annual Report will transpire.

         RELIANCE ON KEY MANAGEMENT

         The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in management, the Company's operations could be adversely affected.

         YEAR 2000

         Year 2000 ("Y2K") issues concern the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999.

         The Company has been engaged in a concerted effort to ready its business systems and products in anticipation of Y2K. A special internal project team led by senior management was organized in 1997 in an attempt to ensure that all material business systems, instrument products and applications software are compliant by January 1, 2000. Currently, the companywide planning and inventory phases have been completed. The assessment phase was substantially completed by December 31, 1998, and included the examination of products, worldwide operations, manufacturing systems, business computer systems, manufacturing, warehousing and servicing equipment, network hardware and software, telephone systems, desktop application software, mainframe operating systems, and environmental operations. Currently, the Company believes that most of its internal systems and related software are likely to be Y2K compliant. The Company is continuing to examine its material software and systems for Y2K compliance and take corrective action to minimize any significant detrimental effects on operations.

         The remediation and testing phases of the Company's systems are scheduled to be completed by the middle of 1999. Based on the results of the testing phase, a contingency plan will be completed. The Company has no plans to engage in third party validation of its Y2K efforts. To date, approximately $10.0 million has been spent over the past four years in connection with bringing the Company's internal systems into compliance, primarily capital expenditures for entirely new business and communications systems which replaced predecessor systems. The remaining costs to fix Y2K problems are estimated at less than $1.0 million, including capital expenditures to replace certain predecessor capital items. These costs do not include any allocation for the time devoted by regular employees of the Company to addressing Y2K problems, as the Company does not separately track such time. The Company does not expect the costs relating to the Y2K remediation phase to have a material effect on the Company.

         The Company has made public statements to customers regarding its state of Year 2000 readiness for its products; however, the possibility of product liability claims still exists. The Company also recognizes that Y2K disruptions in customer operations could result in reduced sales and cash flow and increased inventory or receivables. While these events are possible, the Company believes that its customer base is broad enough to minimize the effects of a single occurrence. To date, the Company has received communications from many of its major customers which indicate an awareness of Y2K issues.

         The Company is in the process of obtaining certificates of compliance from its major systems vendors. Additionally, the Company is in the process of surveying its financial services, utilities, and communication providers, as well as its critical suppliers to ensure that they are compliant. Despite these efforts, however, interruption of supplier operations due to Y2K issues could potentially affect Company operations. The Company uses multiple suppliers, and, in some instances, maintains an inventory of parts and supplies, which may reduce the risks of interruption, but cannot eliminate the potential for disruption due to third party failure.

         The Company currently has identified contingency alternatives for certain elements of Year 2000 risk. The contingency plan is intended to be completed during fiscal 1999. The plan will address customer problems as well as temporary remedies in the event of failure of Company or third party systems. The Company will continue to review its business interruption contingency plans as it completes its testing and remediation phases during the year. However, there can be no assurance that any contingency plans will prevent Y2K problems from occurring.

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

         EURO CURRENCY CONVERSION

         Several countries of the European Union will adopt the euro as their legal currency effective July 1, 2002. A transition period has been established from January 1, 1999 to July 1, 2002 during which companies conducting business in these countries may use the euro or their local currency. The Company has considered the potential impact of the euro conversion on pricing competition, its information technology systems, and currency risk and risk management. Currently, the Company does not expect that the euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition.

ITEM 2:  PROPERTIES

         Waters operates 17 United States facilities and 70 international facilities. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next few years. The Company's primary facilities are summarized in the table below.

PRIMARY FACILITY LOCATIONS

LOCATION                       FUNCTION (1)  OWNED/LEASED    SQUARE FEET (000'S)
--------------------------------------------------------------------------------
Etten-Leur, Netherlands            D             Leased               26
Franklin, MA                       D             Leased               30
Milford, MA                     M, R, S          Owned               408
Taunton, MA                        M             Owned                32
Singapore                          S             Leased                5
Tokyo, Japan                      R, S           Leased               12
Wexford, Ireland                   M             Leased               20
New Castle, DE                 M, R, S, D        Leased               53
Leatherhead, England           M, R, S, D        Leased               10
Manchester, England            M, R, S, D        Leased               54
Cheshire, England               M, R, S          Leased               28

---------------------

(1) M = Manufacturing; R = Research; S = Sales; D = Distribution

         Waters operates and maintains 13 field offices in the United States and 62 field offices abroad in addition to sales offices in the primary facilities listed above. The Company's primary field office locations are listed below.

FIELD OFFICE LOCATIONS (2)

UNITED STATES                                INTERNATIONAL
-------------------------------------------------------------------------------------
Tustin, CA                 Australia            India                  Switzerland
Wood Dale, IL              Austria              Italy                  Taiwan
Fairfax, VA                Belgium              Japan                  United Kingdom
Cary, NC                   Brazil               Mexico
Morristown, NJ             Canada               Netherlands
Houston, TX                Czech Republic       Norway
Pleasanton, CA             Denmark              People's Republic of China
Ann Arbor, MI              Finland              Poland
Capitola, CA               France               Puerto Rico
Rolling Meadows, IL        Germany              Russia
Beverly, MA                Hong Kong            Spain
Spring, TX                 Hungary              Sweden


--------------

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

         The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE has indicated its intention to appeal. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

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

         Cohesive Technologies, Inc. ("Cohesive") has filed an infringement action against the Company alleging that one product, in a large product line, infringes an issued Cohesive patent. The Company has denied infringement. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         EXECUTIVE OFFICERS

         Douglas A. Berthiaume, 50, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as President, Chief Executive Officer and a Director of the Company since August 1994. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is a Director of Genzyme Corporation.

         Arthur G. Caputo, 47, has been Senior Vice President, Sales and Marketing of the Company since August 1994. He joined the Predecessor in October 1977 and has held a number of positions in sales within the Predecessor and Millipore. Prior to his current position, he was Senior Vice President and General Manager of Millipore's North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and also served as the General Manager of Waters' North American field sales, support and marketing functions.

         Thomas W. Feller, 58, has been Senior Vice President, Operations of the Company since August 1994. He joined Millipore in 1977 and moved to the Predecessor as Vice President of Operations in 1980. Mr. Feller returned to Millipore Operations in 1985 before becoming Senior Vice President of Manufacturing Operations for the Predecessor in January 1991. Prior to joining Millipore, Mr. Feller held various production and manufacturing positions at Johnson and Johnson, Jensen Speaker and Baxter Travenol.

         John R. Nelson, 55, has been Senior Vice President, Research and Development of the Company since August 1994. He joined the Predecessor in August 1976 and has held a variety of positions in marketing as well as research and development, including Vice President Waters Research Development and Engineering, Senior Vice President Worldwide Marketing Operations and Senior Vice President of Product Development. Mr. Nelson is also responsible for the Company's TA Instruments, Inc. and Micromass Limited operations.

         Philip S. Taymor, 43, has been Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since August 1994. He joined

Millipore in May 1981 and held several positions in the Millipore organization, including Corporate Controller, Director of Finance of Millipore's Membrane Division and Manager of Corporate Accounting. Mr. Taymor joined the Predecessor in early 1992. His current responsibilities include business and financial planning, accounting and financial reporting, treasury operations, legal, tax and information systems. Mr. Taymor joined Millipore from Grant Thornton & Company, Certified Public Accountants.

         Brian K. Mazar, 41, has been Vice President, Human Resources of the Company since August 1994. He joined the Predecessor in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning Glass Works.

         Devette W. Russo, 46, has been Vice President, Chromatography Consumables Division of the Company, since 1990. She joined the Predecessor in 1975 as a Marketing Communications Account Manager, and has held a variety of positions within the Predecessor and Millipore in marketing before assuming her current responsibilities as Vice President, Chromatography Consumables Division. Prior positions include Director of Corporate Communications for Millipore and Vice President of Marketing for the Chemistry Division. Ms. Russo held various marketing and application support roles before joining the Millipore organization.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 23, 1999, the Company had approximately 279 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in the past two years and does not plan to pay dividends in the foreseeable future.

         The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

                                                       PRICE RANGE
                                                       -----------
             FOR THE QUARTER ENDED                  HIGH            LOW
             ---------------------                  ----            ---

             March 31, 1997                       31 3/8           26
             June 30, 1997                        37 3/4           23 1/8
             September 30, 1997                   45 1/4           31 7/16
             December 31, 1997                    48 7/16          36
             March 31, 1998                       52               36 1/2
             June 30, 1998                        62 14/16         49 5/16
             September 30, 1998                   68 5/16          52 6/16
             December 31, 1998                    87 1/2           53 2/16

ITEM 6:  SELECTED FINANCIAL DATA

         Reference is made to information contained in the section entitled "Selected Financial Data" on page 42 of the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information on pages 19 to 23 of the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to the information on page 23 of the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Company's consolidated financial statements and notes thereto on pages 25 to 40 of the 1998 Annual Report together with the "Report of Independent Accountants" dated January 22, 1999 on page 24 and "Quarterly Results" on page 41, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

      (1) Financial Statements: Reference is made to the Company's consolidated financial statements and notes thereto on pages 25 to 40 of the 1998 Annual Report, which information is incorporated herein by reference.

      (2) Financial Statement Schedules:

                       WATERS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                for the years ended December 1998, 1997 and 1996


                                    Balance at
                                   Beginning of                                  Balance at End
                                      Period          Additions     Deductions     of Period
                                  -------------------------------------------------------------
         Allowance for Doubtful
                Accounts:

                  1998             $  2,785             $   617       $ (436)       $ 2,966

                  1997             $  1,712             $ 1,471       $ (398)       $ 2,785

                  1996             $  1,513             $   779       $ (580)       $ 1,712



      (3) Exhibits:

           Exhibit
           Number    Description of Document
           -------   -----------------------

             2.1 Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass
                     Limited, Schroder UK Buy-Out Fund III Trust I and
                     Others, Waters Corporation and Waters Technologies
                     Corporation. (Incorporated by reference to the Registrant's Report on Form 8-K, filed on October 8,
                     1997 and amended on December 5, 1997.)

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

            10.31    May 1998 Amendment to the Waters Corporation Amended and
                     Restated 1996 Long-Term Performance Incentive Plan.


            10.32    November 1998 Amendment to the Waters Corporation
                     Amended and Restated 1996 Long-Term Performance
                     Incentive Plan.

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

            10.12    Form of Indemnification Agreement, dated as of August
                     18, 1994, between WCD Investors, Inc. and its directors and executive officers. (2)

            10.13    Form of Management Subscription Agreement, dated as of
                     August 18, 1994, between WCD Investors, Inc. and certain members of management. (2)

            13.1     1998 Annual Report to Stockholders.

            21.1     Subsidiaries of Waters Corporation. (1)

            23.1     Consent of PricewaterhouseCoopers LLP

            27.1     Financial Data Schedule.

          --------------

      (1) Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996.

      (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-3810).

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the three month period ended December 31, 1998.

(c) See (3) above.

(d) Not Applicable.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 1999           Waters Corporation


                                  /s/ Philip S. Taymor
                                  ----------------------------------------------
                                  Philip S. Taymor
                                  Senior Vice President, Finance
                                  and Administration and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


                            Chairman of the Board of Directors, Chief Executive
/s/Douglas A. Berthiaume    Officer, and President (principal executive officer)
------------------------
Douglas A. Berthiaume

                             Senior Vice President, Finance and
                             Administration, and Chief Financial Officer
                             (principal financial officer and principal
/s/ Philip S. Taymor         accounting officer)
------------------------
Philip S. Taymor


/s/ Joshua Bekenstein       Director
------------------------
Joshua Bekenstein


/s/ Michael J. Berendt      Director
------------------------
Michael J. Berendt, PhD


/s/ Philip Caldwell         Director
------------------------
Philip Caldwell


/s/ Edward Conard           Director
------------------------
Edward Conard


/s/ Laurie H. Glimcher      Director
------------------------
Dr. Laurie H. Glimcher


/s/ William J. Miller       Director
------------------------
William J. Miller


/s/ Thomas P. Salice        Director
------------------------
Thomas P. Salice