Form 10-Q
period 1999-03-31
WATERS CORP /DE/
filed 1999-05-11
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.


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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 478-2000




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




Number of shares outstanding of the Registrant's common stock as of May 11, 1999: 30,616,843

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                                     Page
                                                                                                                     ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                                3

                 Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998              4

                 Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998              5

                 Notes to Consolidated Financial Statements                                                            6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                 9


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                   12
Item 2.          Changes in Securities                                                                               12
Item 3.          Defaults Upon Senior Securities                                                                     12
Item 4.          Submission of Matters to a Vote of Security Holders                                                 12
Item 5.          Other Information                                                                                   12
Item 6.          Exhibits and Reports on Form 8-K                                                                    12

                 SIGNATURES                                                                                          13



                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                          MARCH 31, 1999   DECEMBER 31, 1998
                                                                                          --------------   -----------------
                                                                                           (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                                              $   1,757      $   5,497
      Accounts receivable, less allowances for doubtful accounts of
         $2,849 and $2,966 at March 31, 1999 and December 31, 1998,
         respectively                                                                          123,716        136,806
      Inventories                                                                               77,492         80,281
      Other current assets                                                                      29,424         29,040
                                                                                             ---------      ---------
         Total current assets                                                                  232,389        251,624
Property, plant and equipment, net of accumulated depreciation of $48,456 and $45,421 at March 31, 1999 and December 31,
         1998, respectively                                                                     88,596         89,029
Other assets                                                                                    59,637         59,554
Goodwill, less accumulated amortization of $12,935 and $12,281 at
         March 31, 1999 and December 31, 1998, respectively                                    175,312        177,494
                                                                                             ---------      ---------
         Total assets                                                                        $ 555,934      $ 577,701
                                                                                             ---------      ---------
                                                                                             ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long term debt                                    $   6,014      $   4,259
      Accounts payable                                                                          36,301         36,510
      Deferred revenue and customer advances                                                    30,407         29,706
      Other current liabilities                                                                106,809        115,098
                                                                                             ---------      ---------
         Total current liabilities                                                             179,531        185,573
Long term debt                                                                                 180,580        218,250
Redeemable preferred stock                                                                       9,302          9,058
Other liabilities                                                                                9,097         14,701
                                                                                             ---------      ---------
         Total liabilities                                                                     378,510        427,582
Stockholders' Equity:
      Common stock (par value $0.01, 50,000 shares authorized, 30,592 and 30,297 shares issued and outstanding at March 31,
         1999 and December 31, 1998, respectively)                                                 306            303
      Additional paid-in capital                                                               177,859        174,717
      Deferred stock option compensation                                                          (331)          (386)
      Accumulated earnings (deficit)                                                             1,277        (21,697)
      Accumulated other comprehensive (loss)                                                    (1,687)        (2,818)
                                                                                             ---------      ---------
         Total stockholders' equity                                                            177,424        150,119
                                                                                             ---------      ---------
Total liabilities and stockholders' equity                                                   $ 555,934      $ 577,701
                                                                                             ---------      ---------
                                                                                             ---------      ---------





         The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      FOR THE THREE MONTHS ENDED
                                                                   ---------------------------------
                                                                   MARCH 31, 1999     MARCH 31, 1998
                                                                   --------------     --------------
Net sales                                                           $160,362              $138,725

Cost of sales                                                         60,622                51,920

Revaluation of acquired inventory                                          -                16,500

                                                                   ----------            ----------
  Gross profit                                                        99,740                70,305

Selling, general and administrative expenses                          54,504                49,988

Research and development expenses                                      8,686                 8,372

Goodwill and purchased technology amortization                         2,045                 2,275

                                                                   ----------            ----------
  Operating income                                                    34,505                 9,670

Interest expense, net                                                  3,033                 5,063

                                                                   ----------            ----------
  Income from operations before income taxes                          31,472                 4,607

Provision for income taxes                                             8,498                 4,363

                                                                   ----------            ----------
  Net income                                                          22,974                   244

Less: accretion of and 6% dividend on preferred stock                    244                   239
                                                                   ----------            ----------

Net income available to common stockholders                          $22,730                    $5
                                                                   ----------            ----------
                                                                   ----------            ----------

                                                                   ----------            ----------
Net income per basic common share                                      $0.75                 $0.00
                                                                   ----------            ----------
                                                                   ----------            ----------

Weighted average number of basic common shares                        30,447                29,708

                                                                   ----------            ----------
Net income per diluted common share                                    $0.69                 $0.00
                                                                   ----------            ----------
                                                                   ----------            ----------

Weighted average number of diluted common shares and equivalents      32,920                33,161






         The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         FOR THE THREE MONTHS ENDED
                                                                  ---------------------------------------
                                                                  MARCH 31, 1999           MARCH 31, 1998
                                                                  --------------           --------------
Cash flows from operating activities:
    Net income                                                            $22,974                     $244
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        6,769                    6,250
       Amortization of debt issuance costs                                    184                      308
       Compensatory stock option expense                                       55                       55
       Revaluation of acquired inventory                                        -                   16,500
    Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable                           8,996                   (3,982)
       Decrease (increase) in inventories                                     894                   (8,662)
       (Decrease) increase in accounts payable and other current
        liabilities                                                        (6,635)                   3,166
       Increase in deferred revenue and customer advances                   1,398                    2,945
       Other, net                                                             437                   (1,411)
                                                                  ----------------         ----------------
          Net cash provided by operating activities                        35,072                   15,413
Cash flows from investing activities:
    Additions to property, plant and equipment                             (4,610)                  (4,995)
    Software capitalization and other intangibles                          (1,165)                  (1,734)
    Loans to officers                                                         (34)                     (34)
                                                                  ----------------         ----------------
          Net cash (used in) investing activities                          (5,809)                  (6,763)
Cash flows from financing activities:
    Net (repayment) of bank debt                                          (35,915)                 (10,873)
    Proceeds from stock plans                                               3,387                    1,476
                                                                  ----------------         ----------------
          Net cash (used in) financing activities                         (32,528)                  (9,397)
Effect of exchange rate changes on cash                                      (475)                     225
                                                                  ----------------         ----------------
          Net change in cash and cash equivalents                          (3,740)                    (522)
Cash and cash equivalents at beginning of period                            5,497                    3,113
                                                                  ----------------         ----------------
          Cash and cash equivalents at end of period                       $1,757                   $2,591
                                                                  ----------------         ----------------
                                                                  ----------------         ----------------







         The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. Through its Micromass Limited ("Micromass") subsidiary, the Company is also a market leader in the development, manufacture, and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC.

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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1998.

2.  INVENTORIES

Inventories are classified as follows:

                                            March 31,       December 31,
                                               1999             1998
                                               ----             ----
Raw materials                               $28,213           $27,327
Work in progress                             11,517             9,572
Finished goods                               37,762            43,382
                                           --------          --------
Total Inventories                           $77,492           $80,281
                                           --------          --------
                                           --------          --------



3.  INCOME TAXES

The Company's effective tax rate for the three months ended March 31, 1999 and 1998, was 27% and 21%, respectively before nondeductible, acquisition-related expenses.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:

                                                                          ------------------------------------------------
                                                                                 Three Months Ended March 31, 1999
                                                                          ------------------------------------------------
                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                  $22,974
Less: Accretion of and 6% dividend on preferred stock                           244
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                               $22,730                30,447          $0.75
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------
Effect of dilutive securities:
     Options outstanding                                                                            2,388
     Options exercised                                                                                 85
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                             $22,730                32,920          $0.69
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------



                                                                          ------------------------------------------------
                                                                                 Three Months Ended March 31, 1998
                                                                          ------------------------------------------------
                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                        $244
Less: Accretion of and 6% dividend on preferred stock                              239
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                                     $  5             29,708           $0.00
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------
Effect of dilutive securities:
     Options outstanding                                                                            3,384
     Options exercised                                                                                 69
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                                   $  5             33,161           $0.00
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------



     As of March 31, 1998, the Company had one thousand stock option securities that were antidilutive. These securities were not included in the computation of diluted EPS. As of March 31, 1999, the Company had no stock option securities that were antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income details follow:


                                                      Three Months               Three Months
                                                         Ended                      Ended
                                                        March 31,                  March 31,
                                                          1999                        1998
                                                          ----                        ----
Net income                                             $   22,974                 $       244
Other comprehensive income                                  1,131                          57
                                                       ----------                 -----------
Comprehensive income                                   $   24,105                 $       301
                                                       ----------                 -----------
                                                       ----------                 -----------


                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


6.  BUSINESS SEGMENT INFORMATION

SFAS 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: Waters, TAI and Micromass.

     Waters is in the business of manufacturing and distributing HPLC instruments, columns and other consumables, and related service; TAI is in the business of manufacturing and distributing thermal analysis and rheology instruments; and Micromass is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, particularly HPLC. For all three of these operating segments within the analytical instrument industry; economic characteristics, production processes, products and services, types and classes of customers, methods of distribution, and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

7.  STOCK SPLIT

On February 25, 1999, the Board of Directors approved a two-for-one common stock split, in the form of a 100% stock dividend, contingent upon shareholder approval of a charter amendment increasing authorized common stock. At the Company's Annual Meeting on May 4, 1999, shareholders approved the charter amendment. Shareholders of record on May 27, 1999 will receive the stock dividend on or about June 10, 1999. Because the effective date of the stock split is June 10, 1999, financial information contained on this Form 10-Q has not been adjusted to reflect the impact of the stock split.

     Earnings per share amounts, after giving retroactive effect to the two-for-one stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements.


                                                                                March 31, 1999            March 31, 1998
                                                                                --------------            --------------
      Net income per basic common share                                             $0.37                       $0.00
      Weighted average number of basic common shares                               60,894                      59,416
      Net income per diluted common share                                           $0.35                       $0.00
      Weighted average number of diluted common shares                             65,840                      66,322



8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES:
Net sales for the three month period ended March 31, 1999 (the "1999 Quarter") were $160.4 million, compared to $138.7 million for the three month period ended March 31, 1998 (the "1998 Quarter"), an increase of 16%. Excluding the favorable effects of a weaker U.S. dollar, net sales increased by 15% over the 1998 Quarter. HPLC growth and pharmaceutical customer demand were generally broad-based across all geographies. Sales of the Company's mass spectrometry products grew strongly with increased use of mass spectrometry as an analytical tool within the pharmaceutical industry, especially in conjunction with HPLC.

GROSS PROFIT:
Gross profit for the 1999 Quarter was $99.7 million, compared to $70.3 million for the 1998 Quarter, an increase of $29.4 million or 42%. Excluding the $16.5 million nonrecurring charge for revaluation of acquired inventory in 1998 related to purchase accounting for the acquisition of Micromass, gross profit increased by 15% in the 1999 Quarter. Gross profit as a percentage of sales excluding the inventory revaluation charge decreased to 62.2% in the 1999 Quarter from 62.6% in the 1998 Quarter. This decrease resulted in part from the impact of one large sale in Japan.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses for the 1999 Quarter were $54.5 million, compared to $50.0 million for the 1998 Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 34.0% for the 1999 Quarter from 36.0% for the 1998 Quarter as a result of higher sales volume and expense controls. The $4.5 million or 9% increase in total expenditures primarily resulted from increased headcount required to support increased sales levels.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses were $8.7 million for the 1999 Quarter compared to $8.4 million for the 1998 Quarter, a $0.3 million or 4% increase from the 1998 Quarter. The Company continued to invest significantly in the development of new and improved HPLC, thermal analysis, rheology, and mass spectrometry products.

GOODWILL AND PURCHASED TECHNOLOGY AMORTIZATION:
Goodwill and purchased technology amortization for the 1999 Quarter was $2.0 million, compared to $2.3 million for the 1998 Quarter, a decrease of $0.3 million or 13%.

OPERATING INCOME:
Operating income for the 1999 Quarter was $34.5 million, compared to $9.7 million for the 1998 Quarter, an increase of $24.8 million or 256%. Operating income for the 1998 Quarter included a $16.5 million nonrecurring acquisition related charge. Excluding the revaluation of acquired inventory charge in 1998 in connection with the Micromass acquisition, operating income was $26.2 million for the 1998 Quarter, resulting in an $8.3 million or 32% increase for the 1999 Quarter. As in prior periods, Waters continued to improve operating income levels on the strength of sales growth, volume leverage and continued focus on cost reduction in all operating areas.

INTEREST EXPENSE, NET:
Net interest expense decreased by $2.0 million, or 40%, from $5.0 million in the 1998 Quarter to $3.0 million in the 1999 Quarter. The current quarter decrease primarily reflected lower average debt levels as a result of repayments from the Company's cash flow.

PROVISION FOR INCOME TAXES:
The Company's effective income tax rate, excluding the nonrecurring, nondeductible charge related to the revaluation of acquired inventory in the 1998 Quarter, was 27% in the 1999 Quarter and 21% in the 1998 Quarter. The primary reason for this increase was the utilization of remaining net operating loss carryforwards in 1998.

NET INCOME:
Income for the 1999 Quarter was $23.0 million, compared to $0.2 million for the 1998 Quarter. Excluding the nonrecurring acquisition related charge in the 1998 Quarter, the Company generated $16.7 million of income in the 1998 Quarter. The improvement over the 1998 Quarter was a result of sales growth and continued focus on cost reductions in all operating areas.

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

     The remediation and testing phases of the Company's systems are scheduled to be substantially completed by the middle of 1999. Based on the results of the testing phase, a contingency plan will be completed. The Company has no plans to engage in third party validation of its Y2K efforts. To date, approximately $10.1 million has been spent over the past four years in connection with bringing the Company's internal systems into compliance, primarily capital expenditures for entirely new business and communications systems which replaced predecessor systems. The remaining costs to fix Y2K problems are estimated at less than $0.9 million, including capital expenditures to replace certain predecessor capital items. These costs do not include any allocation for the time devoted by regular employees of the Company to addressing Y2K problems, as the Company does not separately track such time. The Company does not expect the costs relating to the Y2K remediation phase to have a material effect on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 1999 Quarter, net cash provided by the Company's operating activities was $35.1 million, primarily as a result of net income for the period after adding back depreciation and amortization as well as seasonally high proceeds received from collection efforts on fourth quarter 1998 sales. Primary uses of this cash flow during the quarter were $35.9 million of net bank debt repayment and $5.8 million of property, plant and equipment and software capitalization investment.

     The Company believes that existing cash balances and current cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital, capital spending and debt service requirements of the Company in the foreseeable future.

CAUTIONARY STATEMENT

Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including, but not limited to, obsolescence resulting from the introduction of technologically advanced products by other companies, pressure on prices from competitors with significantly greater financial resources, regulatory obstacles to new product introductions, reduction in capital spending of pharmaceutical customers, and market risk. Please refer also to the Company's Form 10-K for additional risk factors.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. The Company does not believe that the matters in which it or its subsidiaries are currently involved, either individually or in the aggregate, are material to the Company or its subsidiaries.

         The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE has appealed the District Court judgment in favor of TAI. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

         The Company has filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents have been filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company intends to pursue an appeal of the German decision. In England, HP has brought an action alleging certain features of the Alliance pump may infringe the HP patent. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

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

Item 2. Changes in Securities
         On February 25, 1999, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from fifty million to one hundred million shares. The Board of Directors also approved a two-for-one common stock split through the payment of a stock dividend in an amount equal to one share of common stock for each share of common stock issued and outstanding, contingent upon shareholder approval of the amendment to the Certificate of Incorporation at the Company's Annual Meeting. On May 4, 1999, shareholders approved the amendment. Shareholders of record on May 27, 1999 will receive the stock dividend on or about June 10, 1999.

Item 3. Defaults Upon Senior Securities
         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K
         A.       Exhibit 27 - Financial Data Schedule
                  Exhibit 99.1 - 1999 Management Incentive Plan
         B. No reports on Form 8-K were filed during the three months ended March 31, 1999.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 1999                   Waters Corporation



                                      /s/ Philip S. Taymor
                                      --------------------
                                      Philip S. Taymor
                                      Senior Vice President and Chief Financial
                                      Officer