Form 10-Q
period 1999-06-30
WATERS CORP /DE/
filed 1999-08-11
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                        OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_______.


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




Number of shares outstanding of the Registrant's common stock as of August 11, 1999: 61,358,175.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                              Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                   3

         Consolidated Statements of Operations for the three months ended June 30, 1999
         and 1998                                                                                4

         Consolidated Statements of Operations for the six months ended June 30, 1999
         and 1998                                                                                5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999
         and 1998                                                                                6

         Notes to Consolidated Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      14
Item 2.  Changes in Securities                                                                  14
Item 3.  Defaults Upon Senior Securities                                                        14
Item 4.  Submission of Matters to a Vote of Security Holders                                    14
Item 5.  Other Information                                                                      15
Item 6.  Exhibits and Reports on Form 8-K                                                       15

         SIGNATURES                                                                             16


                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                       June 30, 1999             December 31, 1998
                                                                                       -------------             -----------------
                                                                                        (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                           $   2,032              $   5,497
      Accounts receivable, less allowances for doubtful accounts of
         $3,273 and $2,966 at June 30, 1999 and December 31, 1998,
         respectively                                                                       122,502                136,806
      Inventories                                                                            80,179                 80,281
      Other current assets                                                                   29,824                 29,040
                                                                                          ---------              ---------
         Total current assets                                                               234,537                251,624
Property, plant and equipment, net of accumulated depreciation of $49,925 and $45,421 at June 30, 1999 and December 31,
         1998, respectively                                                                  89,074                 89,029
Other assets                                                                                 60,088                 59,554
Goodwill, less accumulated amortization of $13,798 and $12,281 at
         June 30, 1999 and December 31, 1998, respectively                                  173,603                177,494
                                                                                          ---------              ---------
         Total assets                                                                     $ 557,302              $ 577,701
                                                                                          ---------              ---------
                                                                                          ---------              ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long term debt                                 $   5,628              $   4,259
      Accounts payable                                                                       37,696                 36,510
      Deferred revenue and customer advances                                                 28,518                 29,706
      Other current liabilities                                                             108,679                115,098
                                                                                          ---------              ---------
         Total current liabilities                                                          180,521                185,573
Long term debt                                                                              144,391                218,250
Redeemable preferred stock                                                                    9,548                  9,058
Other liabilities                                                                             6,391                 14,701
                                                                                          ---------              ---------
         Total liabilities                                                                  340,851                427,582
Stockholders' Equity:
      Common stock (par value $0.01, 100,000 shares authorized, 61,312 and
         60,594 shares issued and outstanding at June 30,
         1999 and December 31, 1998, respectively)                                              613                    606
      Additional paid-in capital                                                            188,174                174,414
      Deferred stock option compensation                                                       (276)                  (386)
      Accumulated earnings (deficit)                                                         30,183                (21,697)
      Accumulated other comprehensive (loss)                                                 (2,243)                (2,818)
                                                                                          ---------              ---------
         Total stockholders' equity                                                         216,451                150,119
                                                                                          ---------              ---------
Total liabilities and stockholders' equity                                                $ 557,302              $ 577,701
                                                                                          ---------              ---------
                                                                                          ---------              ---------



    The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                      FOR THE THREE MONTHS ENDED
                                                                   --------------------------------
                                                                   JUNE 30, 1999      JUNE 30, 1998
                                                                   -------------      -------------
Net sales                                                           $172,280              $149,311

Cost of sales                                                         63,712                55,848

                                                                   ----------            ----------
  Gross profit                                                       108,568                93,463

Selling, general and administrative expenses                          55,537                51,952

Research and development expenses                                      9,021                 8,246

Goodwill and purchased technology amortization                         2,034                 2,231

                                                                   ----------            ----------
  Operating income                                                    41,976                31,034

Interest expense, net                                                  2,379                 4,888

                                                                   ----------            ----------
  Income from operations before income taxes                          39,597                26,146

Provision for income taxes                                            10,691                 6,033

                                                                   ----------            ----------
  Net income                                                          28,906                20,113

Less: accretion of and 6% dividend on preferred stock                    245                   240

                                                                   ----------            ----------
Net income available to common stockholders                         $ 28,661              $ 19,873
                                                                   ----------            ----------
                                                                   ----------            ----------

                                                                   ----------            ----------
Net income per basic common share                                   $   0.47              $   0.33
                                                                   ----------            ----------
                                                                   ----------            ----------

Weighted average number of basic common shares                        61,222                59,754

                                                                   ----------            ----------
Net income per diluted common share                                 $   0.43              $   0.30
                                                                   ----------            ----------
                                                                   ----------            ----------

Weighted average number of diluted common shares and equivalents      66,167                67,038



    The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     FOR THE SIX MONTHS ENDED
                                                                   --------------------------------
                                                                   JUNE 30, 1999     JUNE 30, 1998
                                                                   -------------     -------------

Net sales                                                          $332,642              $288,036

Cost of sales                                                       124,334               107,768

Revaluation of acquired inventory                                         -                16,500

                                                                  ----------            ----------
  Gross profit                                                      208,308               163,768

Selling, general and administrative expenses                        110,041               101,940

Research and development expenses                                    17,707                16,618

Goodwill and purchased technology amortization                        4,079                 4,506

                                                                  ----------            ----------
  Operating income                                                   76,481                40,704

Interest expense, net                                                 5,412                 9,951

                                                                  ----------            ----------
  Income from operations before income taxes                         71,069                30,753

Provision for income taxes                                           19,189                10,396

                                                                  ----------            ----------
  Net income                                                         51,880                20,357

Less: accretion of and 6% dividend on preferred stock                   489                   479

                                                                  ----------            ----------
Net income available to common stockholders                        $ 51,391              $ 19,878
                                                                  ----------            ----------
                                                                  ----------            ----------

                                                                  ----------            ----------
Net income per basic common share                                  $   0.84              $   0.33
                                                                  ----------            ----------
                                                                  ----------            ----------

Weighted average number of basic common shares                       61,060                59,586

                                                                  ----------            ----------
Net income per diluted common share                                $   0.78              $   0.30
                                                                  ----------            ----------
                                                                  ----------            ----------

Weighted average number of diluted common shares and equivalents     66,014                66,680




    The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                          FOR THE SIX MONTHS ENDED
                                                                  -----------------------------------------
                                                                   JUNE 30, 1999            JUNE 30, 1998
                                                                   -------------            -------------
Cash flows from operating activities:
    Net income                                                            $51,880                  $20,357
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                       12,938                   13,138
       Amortization of debt issuance costs                                    368                      618
       Compensatory stock option expense                                      110                      110
       Tax benefit related to stock option plans                            9,353                    4,927
       Revaluation of acquired inventory                                        -                   16,500
    Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable                           8,148                   (2,748)
       (Increase) in inventories                                           (2,823)                 (11,200)
       (Decrease) in accounts payable and other current liabilities        (1,914)                  (5,069)
       (Decrease) increase in deferred revenue and customer advances         (216)                     327
       Other, net                                                          (1,960)                  (1,118)
                                                                          -------                  -------
          Net cash provided by operating activities                        75,884                   35,842
Cash flows from investing activities:
    Additions to property, plant and equipment                             (8,817)                  (8,490)
    Software capitalization and other intangibles                          (2,518)                  (3,112)
    Business acquisition, net of cash acquired                                  -                   (3,157)
    Loans to officers                                                         218                      255
                                                                          -------                  -------
          Net cash (used in) investing activities                         (11,117)                 (14,504)
Cash flows from financing activities:
    Net (repayment) of bank debt                                          (72,490)                 (26,090)
    Proceeds from stock plans                                               4,905                    2,989
                                                                          -------                  -------
          Net cash (used in) financing activities                         (67,585)                 (23,101)
Effect of exchange rate changes on cash                                      (647)                     248
                                                                          -------                  -------
          Net change in cash and cash equivalents                          (3,465)                  (1,515)
Cash and cash equivalents at beginning of period                            5,497                    3,113
                                                                          -------                  -------
          Cash and cash equivalents at end of period                      $ 2,032                  $ 1,598
                                                                          -------                  -------
                                                                          -------                  -------




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

2.  INVENTORIES

Inventories are classified as follows:

                                                  June 30,      December 31,
                                                    1999           1998
                                                    ----           ----

Raw materials                                     $28,636          $27,327
Work in progress                                   13,487            9,572
Finished goods                                     38,056           43,382
                                                  -------          -------

Total Inventories                                 $80,179          $80,281
                                                  -------          -------
                                                  -------          -------

3.  INCOME TAXES

The Company's effective tax rate for the three months ended June 30, 1999 and 1998, was 27% and 23%, respectively. The Company's effective tax rate for the six months ended June 30, 1999 and 1998, was 27% and 22%, respectively, before nondeductible, acquisition-related expenses.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:


                                                                          ------------------------------------------------
                                                                                  Six Months Ended June 30, 1999
                                                                          ------------------------------------------------


                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                $51,880
Less: Accretion of and 6% dividend on preferred stock                         489
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                             $51,391                  61,060      $   0.84
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------


Effect of dilutive securities:
     Options outstanding                                                                            4,819
     Options exercised                                                                                135
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                           $51,391                  66,014      $   0.78
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------


                                                                          ------------------------------------------------
                                                                                   Six Months Ended June 30, 1998
                                                                          ------------------------------------------------

                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------

Net income                                                                $20,357
Less: Accretion of and 6% dividend on preferred stock                         479
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                             $19,878                  59,586      $   0.33
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------

Effect of dilutive securities:
     Options outstanding                                                                            6,974
     Options exercised                                                                                120
                                                                         -------------    ---------------     -----------
Income per diluted common share from operations                           $19,878                  66,680      $   0.30
                                                                         -------------    ---------------     -----------
                                                                         -------------    ---------------     -----------

                                                                          ------------------------------------------------
                                                                                 Three Months Ended June 30, 1999
                                                                          ------------------------------------------------

                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------

Net income                                                                $28,906
Less: Accretion of and 6% dividend on preferred stock                         245
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                             $28,661                  61,222      $   0.47
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------

Effect of dilutive securities:
     Options outstanding                                                                            4,908
     Options exercised                                                                                 37
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                           $28,661                  66,167      $   0.43
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------


                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          ------------------------------------------------
                                                                                 Three Months Ended June 30, 1998
                                                                          ------------------------------------------------

                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                $20,113
Less: Accretion of and 6% dividend on preferred stock                         240
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                             $19,873                  59,754      $   0.33
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------

Effect of dilutive securities:
     Options outstanding                                                                            7,180
     Options exercised                                                                                104
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                           $19,873                  67,038      $   0.30
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------

     For both the three month and six month periods ended June 30, 1999 and June 30, 1998, the Company had no stock option securities that were antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income details follow:


                                                   Six Months        Six Months      Three Months   Three Months
                                                      Ended             Ended            Ended          Ended
                                                  June 30, 1999     June 30, 1998    June 30, 1999  June 30, 1998
                                                  -------------     -------------    -------------  -------------

Net income                                        $ 51,880          $ 20,357        $ 28,906        $ 20,113
Other comprehensive income (loss)                      575              (241)           (556)          (282)
                                                  -------------     -------------   --------------  -------------
Comprehensive income                              $ 52,455          $ 20,116        $ 28,350        $ 19,831
                                                  -------------     -------------   --------------  -------------
                                                  -------------     -------------   --------------  -------------


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

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


7. STOCK SPLIT

On February 25, 1999, the Board of Directors approved a two-for-one common stock split, in the form of a 100% stock dividend, contingent upon shareholder approval of a charter amendment increasing authorized common stock. At the Company's Annual Meeting on May 4, 1999, shareholders approved the charter amendment. Shareholders of record on May 27, 1999 received the stock dividend on or about June 10, 1999. Earnings per share amounts, after giving retroactive effect to the two-for-one stock split, are disclosed in the financial statements and the notes to the financial statements.

8. NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES:
Net sales for the three month period ended June 30, 1999 (the "1999 Quarter") and the six month period ended June 30, 1999 (the "1999 Period") were $172.3 million and $332.6 million, respectively, compared to $149.3 million for the three month period ended June 30, 1998 (the "1998 Quarter") and $288.0 million for the six month period ended June 30, 1998 (the "1998 Period"), an increase of 15% for the quarter and 15% for the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 16% over the 1998 Quarter; however, there was no impact over the 1998 Period. Pharmaceutical customer demand was particularly strong and was generally broad-based across all geographies.

GROSS PROFIT: Gross profit for the 1999 Quarter and the 1999 Period was $108.6 million and $208.3 million, respectively, compared to $93.5 million for the 1998 Quarter and $163.8 million for the 1998 Period, an increase of $15.1 million or 16% for the quarter and $44.5 million or 27% for the period. Excluding the $16.5 million nonrecurring charge for revaluation of acquired inventory in the 1998 Period related to purchase accounting for the acquisition of Micromass, gross profit increased by 16% in the 1999 Period. Gross profit as a percentage of sales increased to 63.0% in the 1999 Quarter from 62.6% in the 1998 Quarter, primarily as a result of increased efficiencies in the Company's manufacturing operations and lower raw material costs. Gross profit as a percentage of sales remained 62.6% for the 1999 and 1998 Periods.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses for the 1999 Quarter and the 1999 Period were $55.5 million and $110.0 million, respectively, compared to $52.0 million for the 1998 Quarter and $101.9 million for the 1998 Period. As a percentage of net sales, selling, general and administrative expenses decreased to 32% for the 1999 Quarter from 35% for the 1998 Quarter and 33% for the 1999 Period from 35% for the 1998 Period as a result of higher sales volume and expense controls. The $3.7 million or 7% increase for the quarter and $8.1 million or 8% increase for the period in total expenditures primarily resulted from increased headcount required to support increased sales levels.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses were $9.0 million for the 1999 Quarter and $17.7 million for the 1999 Period, compared to $8.2 million for the 1998 Quarter and $16.6 million for the 1998 Period, an increase of $0.8 million or 10% from the 1998 Quarter and $1.1 million or 7% from the 1998 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, thermal analysis, rheology, and mass spectrometry products.

GOODWILL AND PURCHASED TECHNOLOGY AMORTIZATION:
Goodwill and purchased technology amortization for the 1999 Quarter and the 1999 Period was $2.0 million and $4.1 million, respectively, compared to $2.2 million for the 1998 Quarter and $4.5 million for the 1998 Period, a decrease of $0.2 million or 9% for the quarter and $0.4 million or 9% for the period.

OPERATING INCOME:
Operating income for the 1999 Quarter and the 1999 Period was $42.0 million and $76.5 million, respectively, compared to $31.0 million for the 1998 Quarter and $40.7 million for the 1998 Period, an increase of $11.0 million or 35% for the quarter and $35.8 million or 88% for the period. Operating income for the 1998 Period included a $16.5 million nonrecurring acquisition related charge. Excluding the revaluation of acquired inventory charge in 1998 in connection with the Micromass acquisition, operating income was $57.2 million for the 1998 Period, resulting in a comparative $19.3 million or 34% increase for the 1999 Period. Waters improved operating income levels on the strength of sales growth, volume leverage and continued focus on cost reduction in all operating areas.

INTEREST EXPENSE, NET:
Net interest expense decreased by $2.5 million or 51% for the quarter and $4.6 million or 46% for the period, from $4.9 million and $10.0 million in the 1998 Quarter and 1998 Period, respectively, to $2.4 million and $5.4 million in the 1999 Quarter and 1999 Period, respectively. The current quarter and period decrease primarily reflected lower average debt levels as a result of repayments from the Company's cash flow.

PROVISION FOR INCOME TAXES:
The Company's effective income tax rate, excluding the nonrecurring, nondeductible charge related to the revaluation of acquired inventory in the 1998 Period, was 27% in the 1999 Period and 22% in the 1998 Period. The Company's effective income tax rate was 27% in the 1999 Quarter and 23% in the 1998 Quarter. The 1999 tax rate primarily increased because remaining net operating loss carryforwards were utilized in the 1998 Period.

NET INCOME:
Income for the 1999 Quarter and the 1999 Period was $28.9 million and $51.9 million, respectively, compared to $20.1 million for the 1998 Quarter and $20.4 million for the 1998 Period. Excluding the nonrecurring acquisition related charge, the Company generated $36.9 million of income in the 1998 Period. The improvement over the 1998 Period was a result of sales growth, productivity improvement in all operating areas, and a decline in interest expense.

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

     The remediation and testing phases of the Company's systems and associated contingency planning have been substantially completed. Based on the results of remaining testing, the contingency planning will be completed prior to year end. The Company has no plans to engage in third party validation of its Y2K efforts. To date, approximately $10.75 million has been spent over the past four years in connection with bringing the Company's internal systems into compliance, primarily capital expenditures for entirely new business and communications systems which replaced predecessor systems. The remaining costs to fix Y2K problems are estimated at less than $0.25 million, including capital expenditures to replace certain predecessor capital items. These costs do not include any allocation for the time devoted by regular employees of the Company to addressing Y2K problems, as the Company does not separately track such time. The Company does not expect the costs relating to the Y2K remediation phase to have a material effect on the Company.

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

     The Company is in the process of obtaining certificates of compliance from its major systems vendors. Additionally, the Company is in the process of surveying its financial services, utilities, and communication providers, as well as its critical suppliers to ensure that they are compliant. Results so far have indicated that the majority of the Company's critical suppliers are actively addressing and resolving Y2K issues. Despite these efforts, however, interruption of supplier operations due to Y2K issues could potentially affect Company operations. The Company uses multiple suppliers, and, in some instances, maintains an inventory of parts and supplies, which may reduce the risks of interruption, but cannot eliminate the potential for disruption due to third party failure.

     The Company currently has identified contingency alternatives for many elements of Year 2000 risk. The contingency planning is intended to be completed prior to year end. The plan will address customer problems as well as temporary remedies in the event of failure of Company or third party systems. The Company will continue to review its business interruption contingency plans as it completes its testing and remediation phases during the year. However, there can be no assurance that any contingency plans will prevent Y2K problems from occurring.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 1999 Period, net cash provided by the Company's operating activities was $75.9 million, primarily as a result of net income for the period after adding back depreciation and amortization. In addition, the Company received $4.9 million of proceeds from the exercise of stock options. Primary uses of this cash flow during the period were $72.5 million of net bank debt repayment and $11.3 million of property, plant and equipment and software capitalization investment.

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

         The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE has appealed the District Court judgment in favor of TAI. PE has also filed a motion for post-judgment relief. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

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

         Cohesive Technologies, Inc. ("Cohesive") has filed an infringement action against the Company alleging that one product, in a large product line, infringes one or more issued Cohesive patents. The Company has denied infringement. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

Item 2. Changes in Securities
         On February 25, 1999, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from fifty million to one hundred million shares. The Board of Directors also approved a two-for-one common stock split through the payment of a stock dividend in an amount equal to one share of common stock for each share of common stock issued and outstanding, contingent upon shareholder approval of the amendment to the Certificate of Incorporation at the Company's Annual Meeting. On May 4, 1999, shareholders approved the amendment. Shareholders of record on May 27, 1999 received the stock dividend on or about June 10, 1999.

Item 3. Defaults Upon Senior Securities
         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
         The Waters Corporation annual meeting of stockholders was held on May 4, 1999, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission, the ratification of auditors for the Company, the amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 50,000,000 to 100,000,000 shares, and the Company's Management Incentive Plan.

         As of March 25, 1999, the record date for said meeting, there were 30,592,284 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 26,532,741 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:


      Matter                                          For            Withheld or Against
      ------                                          ---            -------------------
      Election of Directors
      For Joshua Bekenstein                        26,502,020              30,721
      For Michael J. Berendt, Ph.D.                26,501,724              31,017
      For Douglas A. Berthiaume                    26,502,874              29,867
      For Philip Caldwell                          26,493,871              38,870
      For Edward Conard                            26,501,475              31,266
      For Thomas P. Salice                         26,501,935              30,806
      For Laurie H. Glimcher, M.D.                 26,502,469              30,272
      For William J. Miller                        26,501,705              31,036
      Ratification of Auditors                     26,524,100               8,641
      Amendment to Increase Authorized Shares      25,961,417             571,324
      Approval of Management Incentive Plan        25,932,503             600,238



Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K
         A. Exhibit 3.11 - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.
            Exhibit 10.14 - 1999 Management Incentive Plan.
            Exhibit 27 - Financial Data Schedule
         B. No reports on Form 8-K were filed during the three months ended June 30, 1999.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 11, 1999             Waters Corporation



                                   /s/ PHILIP S. TAYMOR
                                   ---------------------------------------------
                                   Philip S. Taymor
                                   Senior Vice President and Chief Financial
                                   Officer