Form 10-Q
period 1999-09-30
WATERS CORP /DE/
filed 1999-11-08
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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




Number of shares outstanding of the Registrant's common stock as of November 8, 1999: 62,190,341.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                                     PAGE
                                                                                                                     ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                            3

                 Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998          4

                 Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998           5

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998           6

                 Notes to Consolidated Financial Statements                                                            7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                11


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                   14
Item 2.          Changes in Securities                                                                               14
Item 3.          Defaults Upon Senior Securities                                                                     14
Item 4.          Submission of Matters to a Vote of Security Holders                                                 14
Item 5.          Other Information                                                                                   14
Item 6.          Exhibits and Reports on Form 8-K                                                                    14

                 SIGNATURES                                                                                          15

                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                                                ------------------            -----------------
                                                                                   (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                                     $   4,310                  $   5,497
      Accounts receivable, less allowances for doubtful accounts of
          $3,425 and $2,966 at September 30, 1999 and December 31, 1998,
          respectively                                                                131,188                    136,806
      Inventories                                                                      86,677                     80,281
      Other current assets                                                             31,467                     29,040
                                                                                ------------------            -----------------
          Total current assets                                                        253,642                    251,624
Property, plant and equipment, net of accumulated depreciation of $54,164 and $45,421 at September 30, 1999 and December 31,
          1998, respectively                                                           90,190                     89,029
Other assets                                                                           58,686                     59,554
Goodwill, less accumulated amortization of $15,337 and $12,281 at
          September 30, 1999 and December 31, 1998, respectively                      173,374                    177,494
                                                                                ------------------            -----------------
          Total assets                                                              $ 575,892                  $ 577,701
                                                                                ------------------            -----------------
                                                                                ------------------            -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long term debt                           $   3,840                  $   4,259
      Accounts payable                                                                 37,801                     36,510
      Deferred revenue and customer advances                                           28,782                     29,706
      Other current liabilities                                                       108,083                    115,098
                                                                                ------------------            -----------------
          Total current liabilities                                                   178,506                    185,573
Long term debt                                                                        112,975                    218,250
Redeemable preferred stock                                                              9,794                      9,058
Other liabilities                                                                      13,570                     14,701
                                                                                ------------------            -----------------
          Total liabilities                                                           314,845                    427,582
Stockholders' Equity:
      Common stock (par value $0.01, 100,000 shares authorized, 62,159 and
          60,594 shares issued and outstanding at September 30,
          1999 and December 31, 1998, respectively)                                       622                        606
      Additional paid-in capital                                                      203,776                    174,414
      Deferred stock option compensation                                                 (220)                      (386)
      Accumulated earnings (deficit)                                                   58,665                    (21,697)
      Accumulated other comprehensive (loss)                                           (1,796)                    (2,818)
                                                                                ------------------            -----------------
          Total stockholders' equity                                                  261,047                    150,119
                                                                                ------------------            -----------------
Total liabilities and stockholders' equity                                          $ 575,892                  $ 577,701
                                                                                ------------------            -----------------
                                                                                ------------------            -----------------






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                       FOR THE THREE MONTHS ENDED
                                                                   --------------------------------------
                                                                   SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                                   ------------------  ------------------
Net sales                                                              $171,090              $151,793

Cost of sales                                                            61,903                57,832
                                                                   -------------         -------------
  Gross profit                                                          109,187                93,961

Selling, general and administrative expenses                             57,075                49,276

Research and development expenses                                         8,634                 8,512

Goodwill and purchased technology amortization                            1,999                 2,537
                                                                   -------------         -------------
  Operating income                                                       41,479                33,636

Interest expense, net                                                     1,794                 4,416
                                                                   -------------         -------------
  Income from operations before income taxes                             39,685                29,220

Provision for income taxes                                               10,715                 7,264
                                                                   -------------         -------------
  Net income                                                             28,970                21,956

Less: Accretion of and 6% dividend on preferred stock                       247                   241
                                                                   -------------         -------------
Net income available to common stockholders                             $28,723               $21,715
                                                                   =============         =============

                                                                   -------------         -------------
Net income per basic common share                                         $0.47                 $0.36
                                                                   =============         =============

Weighted average number of basic common shares                           61,754                60,028

                                                                   -------------         -------------
Net income per diluted common share                                       $0.43                 $0.33
                                                                   =============         =============

Weighted average number of diluted common shares and equivalents         66,611                64,822






                   The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          FOR THE NINE MONTHS ENDED
                                                                   ---------------------------------------
                                                                   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                   ------------------   ------------------
Net sales                                                                $503,732                 $439,829

Cost of sales                                                             186,237                  165,600

Revaluation of acquired inventory                                               -                   16,500
                                                                   ---------------       ------------------
  Gross profit                                                            317,495                  257,729

Selling, general and administrative expenses                              167,116                  151,216

Research and development expenses                                          26,341                   25,130

Goodwill and purchased technology amortization                              6,078                    7,043
                                                                   ---------------       ------------------
  Operating income                                                        117,960                   74,340

Interest expense, net                                                       7,206                   14,367
                                                                   ---------------       ------------------
  Income from operations before income taxes                              110,754                   59,973

Provision for income taxes                                                 29,904                   17,660
                                                                   ---------------       ------------------
  Net income                                                               80,850                   42,313

Less: Accretion of and 6% dividend on preferred stock                         736                      720
                                                                   ---------------       ------------------
Net income available to common stockholders                               $80,114                  $41,593
                                                                   ===============       ==================
Net income per basic common share                                           $1.31                    $0.70
                                                                   ===============       ==================

Weighted average number of basic common shares                             61,286                   59,718
                                                                   ---------------       ------------------
Net income per diluted common share                                         $1.21                    $0.65
                                                                   ===============       ==================

Weighted average number of diluted common shares and equivalents           66,223                   64,412






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                           FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------------
                                                                    SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                                  -----------------------   -------------------
Cash flows from operating activities:
    Net income                                                                    $80,850              $42,313
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               19,686               20,167
       Amortization of debt issuance costs                                            552                  929
       Compensatory stock option expense                                              165                  165
       Tax benefit related to stock option plans                                   19,472                7,279
       Revaluation of acquired inventory                                                -               16,500
    Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                   4,759               (7,322)
       (Increase) in inventories                                                   (6,589)             (11,197)
       (Decrease) in accounts payable and other current liabilities                (3,741)              (3,029)
       (Decrease) increase in deferred revenue and customer advances                 (533)               1,507
       Other, net                                                                  (4,123)               1,041
                                                                  ------------------------ --------------------
          Net cash provided by operating activities                               110,498               68,353
Cash flows from investing activities:
    Additions to property, plant and equipment                                    (12,947)             (10,760)
    Software capitalization and other intangibles                                  (3,800)              (4,414)
    Business acquisition, net of cash acquired                                          -               (3,157)
    Loans to officers                                                               1,114                  221
                                                                  ------------------------ --------------------
          Net cash (used in) investing activities                                 (15,633)             (18,110)
Cash flows from financing activities:
    Net (repayment) of bank debt                                                 (105,694)             (53,422)
    Proceeds from stock plans                                                      10,149                4,410
                                                                  ------------------------ --------------------
          Net cash (used in) financing activities                                 (95,545)             (49,012)
Effect of exchange rate changes on cash                                              (507)                (786)
                                                                  ------------------------ --------------------
          Net change in cash and cash equivalents                                  (1,187)                 445
Cash and cash equivalents at beginning of period                                    5,497                3,113
                                                                  ------------------------ --------------------
          Cash and cash equivalents at end of period                               $4,310               $3,558
                                                                  ======================== ====================



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

2.  INVENTORIES

Inventories are classified as follows:

                                             September 30,    December 31,
                                                 1999             1998
                                               --------         --------
Raw materials                                   $30,281          $27,327
Work in progress                                 15,685            9,572
Finished goods                                   40,711           43,382
                                               --------         --------

Total Inventories                               $86,677          $80,281
                                                =======          =======

3.  INCOME TAXES

The Company's effective tax rate for the three months ended September 30, 1999 and 1998, was 27% and 25%, respectively. The Company's effective tax rate for the nine months ended September 30, 1999 and 1998, was 27% and 23%, respectively, before nondeductible, acquisition-related expenses.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:

                                                                          ------------------------------------------------
                                                                               Nine Months Ended September 30, 1999
                                                                          ------------------------------------------------
                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                   $80,850
Less: Accretion of and 6% dividend on preferred stock                            736
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                                $80,114             61,286           $   1.31
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------
Effect of dilutive securities:
     Options outstanding                                                                          4,449
     Options exercised                                                                              488
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                              $80,114             66,223           $   1.21
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------



                                                                          ------------------------------------------------
                                                                               Nine Months Ended September 30, 1998
                                                                          ------------------------------------------------
                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                  $42,313
Less: Accretion of and 6% dividend on preferred stock                           720
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                               $41,593                59,718          $0.70
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------
Effect of dilutive securities:
     Options outstanding                                                                            4,492
     Options exercised                                                                                202
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                             $41,593                64,412          $0.65
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------



                                                                          ------------------------------------------------
                                                                               Three Months Ended September 30, 1999
                                                                          ------------------------------------------------
                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                  $28,970
Less: Accretion of and 6% dividend on preferred stock                           247
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                               $28,723               61,754          $0.47
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------
Effect of dilutive securities:
     Options outstanding                                                                           4,626
     Options exercised                                                                               231
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                             $28,723               66,611           $0.43
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------


                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          ------------------------------------------------
                                                                               Three Months Ended September 30, 1998
                                                                          ------------------------------------------------
                                                                             Income            Shares          Per Share
                                                                          (Numerator)      (Denominator)         Amount
                                                                          -------------    ---------------     -----------
Net income                                                                    $21,956
Less: Accretion of and 6% dividend on preferred stock                             241
                                                                          -------------    ---------------     -----------
Income per basic common share from operations                                  $21,715          60,028            $0.36
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------
Effect of dilutive securities:
     Options outstanding                                                                         4,742
     Options exercised                                                                              52
                                                                          -------------    ---------------     -----------
Income per diluted common share from operations                                $21,715           64,822           $0.33
                                                                          -------------    ---------------     -----------
                                                                          -------------    ---------------     -----------



     For both the three month and nine month periods ended September 30, 1999 and September 30, 1998, the Company had no stock option securities that were antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income details follow:


                                                      Nine Months       Nine Months      Three Months         Three Months
                                                         Ended             Ended            Ended                Ended
                                                      September 30,     September 30,    September 30,       September 30,
                                                          1999             1998              1999                1998
                                                          ----             ----              ----                ----
Net income                                           $   80,850        $   42,313         $   28,970          $   21,956
Other comprehensive income (loss)                         1,022              (551)               447                (242)
                                                     ------------      -------------      -------------       -------------
Comprehensive income                                 $   81,872        $   41,762         $   29,417          $   21,714
                                                     ==========        ==========         ==========          ==========

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

9.  SUBSEQUENT EVENT

On November 2, 1999, the Company repurchased all outstanding shares of Redeemable Preferred Stock ("Preferred Stock") for $9,500 in cash including cumulative unpaid dividends. The carrying value of the one hundred shares of Preferred Stock and cumulative dividends payable was approximately $9,876 on this date resulting in a gain on redemption of approximately $376 which has been credited to additional paid-in capital in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES:
Net sales for the three month period ended September 30, 1999 (the "1999 Quarter") and the nine month period ended September 30, 1999 (the "1999 Period") were $171.1 million and $503.7 million, respectively, compared to $151.8 million for the three month period ended September 30, 1998 (the "1998 Quarter") and $439.8 million for the nine month period ended September 30, 1998 (the "1998 Period"), an increase of 13% for the quarter and 15% for the period. The impact of currency on net sales was negligible for the 1999 Quarter and the 1999 Period over the 1998 Quarter and 1998 Period, respectively. Sales growth was generally broad based across all geographies.

GROSS PROFIT:
Gross profit for the 1999 Quarter and the 1999 Period was $109.2 million and $317.5 million, respectively, compared to $94.0 million for the 1998 Quarter and $257.7 million for the 1998 Period, an increase of $15.2 million or 16% for the quarter and $59.8 million or 23% for the period. Excluding the $16.5 million nonrecurring charge for revaluation of acquired inventory in the 1998 Period related to purchase accounting for the acquisition of Micromass, gross profit increased by 16% in the 1999 Period. Gross profit as a percentage of sales for the 1999 Quarter and 1999 Period increased to 63.8% and 63.0% respectively, from 61.9% in the 1998 Quarter and 62.3% in the 1998 Period. The improvement was primarily as a result of increased efficiencies in the Company's manufacturing operations and lower raw material costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses for the 1999 Quarter and the 1999 Period were $57.1 million and $167.1 million, respectively, compared to $49.3 million for the 1998 Quarter and $151.2 million for the 1998 Period. As a percentage of net sales, selling, general and administrative expenses increased to 33% for the 1999 Quarter from 32% for the 1998 Quarter and decreased to 33% for the 1999 Period from 34% for the 1998 Period. The $7.8 million or 16% increase for the quarter and $15.9 million or 11% increase for the period in total expenditures primarily resulted from increased headcount required to support increased sales levels and inflation.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses were $8.6 million for the 1999 Quarter and $26.3 million for the 1999 Period, compared to $8.5 million for the 1998 Quarter and $25.1 million for the 1998 Period, an increase of $.1 million or 1% from the 1998 Quarter and $1.2 million or 5% from the 1998 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, thermal analysis, rheology, and mass spectrometry products.

GOODWILL AND PURCHASED TECHNOLOGY AMORTIZATION:
Goodwill and purchased technology amortization for the 1999 Quarter and the 1999 Period was $2.0 million and $6.1 million, respectively, compared to $2.5 million for the 1998 Quarter and $7.0 million for the 1998 Period, a decrease of $.5 million or 21% for the quarter and $.9 million or 14% for the period. This decrease was primarily a result of a portion of purchased technology becoming fully amortized during the 1999 Period.

OPERATING INCOME:
Operating income for the 1999 Quarter and the 1999 Period was $41.5 million and $117.9 million, respectively, compared to $33.6 million for the 1998 Quarter and $74.3 million for the 1998 Period, an increase of $7.8 million or 23% for the quarter and $43.6 million or 59% for the period. Operating income for the 1998 Period included a $16.5 million nonrecurring acquisition related charge. Excluding the revaluation of acquired inventory charge in 1998 in connection with the Micromass acquisition, operating income was $90.8 million for the 1998 Period, resulting in a comparative $27.1 million or 30% increase for the 1999 Period. Waters improved operating income levels on the strength of sales growth, volume leverage and continued focus on cost reduction in all operating areas.

INTEREST EXPENSE, NET:
Net interest expense decreased by $2.6 million or 59% for the quarter and $7.2 million or 50% for the period, from $4.4 million and $14.4 million in the 1998 Quarter and 1998 Period, respectively, to $1.8 million and $7.2 million in the 1999 Quarter and 1999 Period, respectively. The current quarter and period decrease primarily reflected lower average debt levels as a result of repayments from the Company's cash flow.

PROVISION FOR INCOME TAXES:
The Company's effective income tax rate, excluding the nonrecurring, nondeductible charge related to the revaluation of acquired inventory in 1998, was 27% in the 1999 Period and 23% in the 1998 Period. The Company's effective income tax rate was 27% in the 1999 Quarter and 25% in the 1998 Quarter. The 1999 tax rate primarily increased because remaining net operating loss carryforwards were utilized in the 1998 Period.

NET INCOME:
Income for the 1999 Quarter and the 1999 Period was $29.0 million and $80.9 million, respectively, compared to $22.0 million for the 1998 Quarter and $42.3 million for the 1998 Period. Excluding the nonrecurring acquisition related charge, the Company generated $58.8 million of income in the 1998 Period. The improvement over the 1998 Period was a result of sales growth, productivity improvement in all operating areas, and a decline in interest expense.

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

     The remediation and testing phases of the Company's systems and associated contingency planning have been substantially completed. Based on the results of remaining testing, the contingency planning will be updated through year end. The Company has no plans to engage in third party validation of its Y2K efforts. To date, approximately $10.8 million has been spent over the past four years in connection with bringing the Company's internal systems into compliance, primarily capital expenditures for entirely new business and communications systems which replaced predecessor systems. The remaining costs to fix Y2K problems are estimated at less than $0.2 million, including capital expenditures to replace certain predecessor capital items. These costs do not include any allocation for the time devoted by regular employees of the Company to addressing Y2K problems, as the Company does not separately track such time. The Company does not expect the costs relating to the Y2K remediation phase to have a material effect on the Company.

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

     The Company has obtained certificates of compliance from its major systems vendors. Additionally, the Company has surveyed its financial services, utilities, and communication providers, as well as its critical suppliers to attempt to determine that they are compliant. Results so far have indicated that the majority of the Company's critical suppliers are actively addressing and resolving Y2K issues. Despite these efforts, however, interruption of supplier operations due to Y2K issues could potentially affect Company operations. The Company uses multiple suppliers, and, in some instances, maintains an inventory of parts and supplies, which may reduce the risks of interruption, but cannot eliminate the potential for disruption due to third party failure.

     The Company currently has identified contingency alternatives for many elements of Year 2000 risk. The contingency planning will be updated through year end. The updated plan will address customer problems as well as temporary remedies in the event of failure of Company or third party systems. The Company will continue to review its business interruption contingency plans through the balance of the year. However, there can be no assurance that any contingency plans will prevent Y2K problems from occurring.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 1999 Period, net cash provided by the Company's operating activities was $110.5 million, primarily as a result of net income for the period after adding back depreciation and amortization. In addition, the Company received $10.1 million of proceeds from the exercise of stock options. Primary uses of this cash flow during the period were $105.7 million of net bank debt repayment and $16.7 million of property, plant and equipment and software capitalization investment.

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

Item 2. Changes in Securities
         Not Applicable

Item 3. Defaults Upon Senior Securities
         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K
          A. Exhibit 27 - Financial Data Schedule
          B. No reports on Form 8-K were filed during the three months ended September 30, 1999.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 1999                  Waters Corporation



                                         /s/ PHILIP S. TAYMOR
                                         --------------------------------------
                                         Philip S. Taymor
                                         Senior Vice President and Chief
                                         Financial Officer