Form 10-K405
period 1999-12-31
WATERS CORP /DE/
filed 2000-03-30
CIK 1000697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 01-14010
                            ------------------------

                               WATERS CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3668640
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

                                34 MAPLE STREET
                          MILFORD, MASSACHUSETTS 01757
         (Address, including zip code, of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 478-2000

Securities registered pursuant to Section 12(b) of the  Common Stock, par value $.01 per share
Act:                                                    New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the  None
Act:

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 22, 2000: $6,026,575,227.

    Indicate the number of shares outstanding of the registrant's common stock as of March 22, 2000: 63,271,131.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1999 Annual Report to Stockholders are incorporated by reference in Parts I and II.

    Portions of the proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WATERS CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10K
                                     INDEX

INDEX NO.                                                                               PAGE
---------                                                                             --------
                                            PART I
 1.                     Business....................................................      3
 2.                     Properties..................................................      8
 3.                     Legal Proceedings...........................................      9
 4.                     Submission of Matters to a Vote of Security Holders.........     10
                        Executive Officers..........................................     10

                                           PART II
 5.                     Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     11
 6.                     Selected Financial Data.....................................     12
 7.                     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     12
 7a.                    Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     12
 8.                     Financial Statements and Supplementary Data.................     12
 9.                     Changes In and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     12

                                           PART III
10.                     Directors and Executive Officers of the Registrant..........     12
11.                     Executive Compensation......................................     13
12.                     Security Ownership of Certain Beneficial Owners and
                          Management................................................     13
13.                     Certain Relationships and Related Transactions..............     13

                                           PART IV
14.                     Exhibits, Financial Statement Schedules and Reports on Form
                          8-K                                                            13
                        Signatures..................................................     16

                                     PART I

ITEM 1: BUSINESS

GENERAL

    Waters Corporation ("Waters" or the "Company") is a holding company which owns only and all of the outstanding common stock of Waters Technologies Corporation, the operating subsidiary. Waters Corporation was established to acquire ("Acquisition") the predecessor Waters Chromatography Division ("Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994. Waters Corporation became a publicly traded company with its initial public offering ("IPO") in November 1995. The Company has made two significant acquisitions since its inception: Micromass Limited ("Micromass") in September 1997 and TA Instruments, Inc. ("TAI") in May 1996.

BUSINESS SEGMENTS

    The Company operates in the analytical instrument industry, with manufacturing and distribution expertise in three complementary technologies: high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service; mass spectrometry instruments that can be integrated and used along with other analytical instruments, especially HPLC; and thermal analysis and rheology instruments. The Company also operates in several geographic segments. See Footnote 15 to the Financial Statements for detailed results by geographic segment and products and service revenue found in the 1999 Annual Report which is incorporated herein by reference.

BUSINESS

    Waters, an analytical instrument manufacturer, is the world's largest manufacturer and distributor of HPLC instruments, chromatography columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass subsidiary, Waters is a market leader in the development, manufacture, and distribution of mass spectrometry instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TAI subsidiary, Waters is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

    Developed in the 1950's, HPLC today is the standard technique used to identify and analyze the constituent components of a variety of chemicals and materials. HPLC's unique performance capabilities enable it to separate and identify 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications. Within the pharmaceutical and life science industries, its most significant end-use market, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is used to identify food content for nutritional labeling in the food and beverages industry and to test water and air purity within the environmental testing industry. HPLC is also used in a variety of applications in other industries, such as chemical and consumer products, as well as by universities and government agencies. In many instances, Food and Drug Administration ("FDA") and Environmental Protection Agency ("EPA") regulations, and those of their international counterparts, mandate testing that requires HPLC instrumentation.

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

    The acquisition of Micromass expanded the Company's product offerings in mass spectrometry instruments. Micromass is a world leader in the development, manufacture, sale and support of organic, inorganic, stable isotope and inductively-coupled plasma ("ICP") mass spectrometers typically combined with HPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography or elemental analysis systems. Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, environmental and geochemistry markets worldwide. With the acquisition of Micromass, Waters became one of the leading worldwide manufacturers of HPLC-MS systems; "hyphenated" analytical systems that bring together HPLC and mass spectrometry detection. Design innovations in HPLC-MS interfacing technology have drastically improved the operating efficiencies of these systems, greatly simplifying their operation, driving down their overall cost and making them much more affordable for the average analytical laboratory. These laboratories previously relied on expert mass spectrometrists to provide them the information they now get in minutes. The largest market for HPLC-MS is the pharmaceutical market where new drug development technologies are placing greater demands on laboratories to screen and analyze new drug compounds.

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

    The Company does not rely on any one customer or group of customers for a material portion of its sales. During fiscal 1999, no customer accounted for more than 2% of the Company's net sales.

RESEARCH AND DEVELOPMENT

    Waters maintains an active research and development program focused on the development and commercialization of products which both complement and update the existing product offering. The Company's research and development expenditures for 1999, 1998 and 1997, were $36.1 million, $34.4 million and $25.8 million, respectively. Nearly all of the current HPLC products of the Company have been developed at the main research and development center in Milford, Massachusetts, with input and feedback from Waters' extensive field organization. The majority of the mass spectrometry products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company's research and development center in New Castle, Delaware. There are approximately 350 employees involved in the Company's research and development efforts.

SALES AND SERVICE

    Waters has the largest sales and service team focused exclusively on HPLC in the industry. Across all technologies, using respective specialized sales and service forces, the Company serves its customer base through over 1,000 field representatives in 83 sales offices throughout the world. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop customized applications and procedures. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

MANUFACTURING

    Waters provides high quality HPLC products by controlling each stage of production of its instruments and columns. The Company assembles most of its instruments at its facility in Milford, Massachusetts, where it performs machining, wiring, assembly and testing. The Milford facility employs manufacturing techniques that meet the strict ISO 9002 quality manufacturing standards and FDA mandated Good Manufacturing Practices. The Company outsources manufacturing of certain electronic components such as computers, monitors and circuit boards to outside vendors that can meet the Company's quality requirements.

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

    The Company manufactures its Mass spectrometry products at its facilities in Manchester, England and Cheshire, England. Thermal analysis products are manufactured at the Company's New Castle, Delaware facility and rheology products are manufactured at the Company's Leatherhead, England facility.

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

EMPLOYEES

    Waters employs approximately 3,000 employees. 55% of the Company's employees are located in the United States. Labor relations are considered to be excellent, and Waters employees are not represented by any union.

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

RISK FACTORS

    FORWARD-LOOKING STATEMENTS

    Certain of the statements in this Form 10-K and the documents incorporated in this Form (including portions of our Annual Report) are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company's new products, (ii) the Company's growth strategies, including its intention to make acquisitions and introduce new products,
(iii) anticipated trends in the Company's business and (iv) the Company's ability to continue to control costs and maintain quality. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors and (iii) the ability of the Company to generate increased sales and profitability from new product introductions, as well as additional risk factors set forth below. Factual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

    COMPETITION AND THE ANALYTICAL INSTRUMENT MARKET

    The analytical instrument market; in particular, the portion related to the Company's HPLC, mass spectrometry and thermal analysis product lines; is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Certain competitors are divisions of significantly larger companies which have greater financial and other resources than the Company. There can be no assurances that the Company's competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. Additionally, the market may, from time to time, experience low sales growth. Approximately 61% of the Company's net sales in 1999 were to the worldwide pharmaceutical industry, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company's results of operations.

    RISK OF DISRUPTION

    The Company manufactures HPLC instruments at its facility in Milford, Massachusetts, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, mass spectrometry products at its facilities in Manchester, England and Cheshire, England, thermal analysis products at its facility in New Castle, Delaware and rheology products at its facility in Leatherhead, England. Any prolonged disruption to the operations at these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company's results of operations and financial condition.

    FOREIGN OPERATIONS AND EXCHANGE RATES

    Approximately 59% of Waters' 1999 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

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

    EURO CURRENCY CONVERSION

    Several countries of the European Union will adopt the euro as their legal currency effective July 1, 2002. A transition period has been established from January 1, 1999 to July 1, 2002 during which companies conducting business in these countries may use the euro or their local currency. The Company has considered the potential impact of the euro conversion on pricing competition, information technology systems, currency risk and risk management. Currently, the Company does not expect that the euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition.

ITEM 2: PROPERTIES

    Waters operates 16 United States facilities and 70 international facilities. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next few years. The Company's primary facilities are summarized in the table below.

PRIMARY FACILITY LOCATIONS

LOCATION                                          FUNCTION (1)    OWNED/LEASED   SQUARE FEET (000'S)
--------                                          -------------   ------------   -------------------
Franklin, MA....................................        D         Leased                  30
Milford, MA.....................................   M, R, S, A     Owned                  408(2)
Taunton, MA.....................................        M         Owned                   32
Etten-Leur, Netherland..........................        D         Leased                  26
St. Quentin, France.............................      S, A        Leased                  18
Singapore.......................................      S, A        Leased                   5
Tokyo, Japan....................................     R, S, A      Leased                  17
Wexford, Ireland................................     M, R, S      Leased                  28
New Castle, DE..................................  M, R, S, D, A   Leased                  53
Leatherhead, England............................   M, R, S, D     Leased                  10
Beverly, MA.....................................     S, D, A      Leased                  50
Cheshire, England...............................     M, R, S      Leased                  28
Manchester, England.............................  M, R, S, D, A   Leased                  54

------------------------

(1) M = Manufacturing; R = Research; S = Sales; D = Distribution; A = Administration

(2) Excludes 57 thousand square feet of additional space for administration purposes presently under construction and scheduled for occupancy in the fall of 2000.

    Waters operates and maintains 11 field offices in the United States and 62 field offices abroad in addition to sales offices in the primary facilities listed above. The Company's field office locations are listed below.

FIELD OFFICE LOCATIONS (3)

UNITED STATES                                             INTERNATIONAL
-------------                     -------------------------------------------------------------
Tustin, CA                        Australia        India                        Switzerland
Wood Dale, IL                     Austria          Italy                        Taiwan
Fairfax, V                        Belgium          Japan                        United Kingdom
Cary, NC                          Brazil           Mexico
Morristown, NJ                    Canada           Netherlands
Houston, TX                       Czech Republic   Norway
Dublin, CA                        Denmark          People's Republic of China
Ann Arbor, MI                     Finland          Poland
Capitola, CA                      France           Puerto Rico
Rolling Meadows, IL               Germany          Russia
Spring, TX                        Hong Kong        Spain
                                  Hungary          Sweden

------------------------

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

    The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE has appealed the District Court judgment in favor of TAI. PE has also filed a motion for post-judgment relief which motion has been denied. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

    The Company has filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents have been filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company is appealing the German decision. In England and Germany, HP has brought an action alleging certain features of the Alliance pump may infringe the HP patent. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

    Cohesive Technologies, Inc. ("Cohesive") has filed infringement actions against the Company alleging that one product, out of many in a large product line, infringes one or more Cohesive patents. The Company has denied infringement. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

    Viscotek Corporation ("Viscotek") has filed a civil action against the Company alleging one option offered with a high temperature gel permeation chromatography instrument is an infringement of two patents. These patents are owned by E. I. Du Pont de Nemours and Company ("Du Pont") and claimed to be exclusively licensed to Viscotek. Du Pont is not a party to the suit. The Company has answered the complaint and believes it does not infringe the patents. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

    PE Corporation, MDS Inc. and Perkin-Elmer Sciex Instruments have filed a civil action against the Micromass UK Limited and Micromass, Inc. wholly owned subsidiaries of the Company alleging one or more mass spectroscopy instrument products infringes upon a patent. The Company has not yet been served with the complaint. The Company believes that it does not infringe the patent. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

    EXECUTIVE OFFICERS

    Douglas A. Berthiaume, 51, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as President, Chief Executive Officer and a Director of the Company since August 1994. From 1990 to 1994,
Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is a Director of Genzyme Corporation.

    Arthur G. Caputo, 48, has been Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined the Predecessor in October 1977 and has held a number of positions in sales within the Predecessor and Millipore. Prior to his current position, he was Senior Vice President and General Manager of Millipore's North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and also served as the General Manager of Waters' North American field sales, support and marketing functions.

    Thomas W. Feller, 59, has been Senior Vice President, E-Business Initiative of the Company since January 2000. Prior to his current position, he was Senior Vice President, Operations of the Company from August 1994 to December 1999. He joined Millipore in 1977 and moved to the Predecessor as Vice President of Operations in 1980. Mr. Feller returned to Millipore Operations in 1985 before becoming Senior Vice President of Manufacturing Operations for the Predecessor in January 1991. Prior to joining Millipore, Mr. Feller held various production and manufacturing positions at Johnson and Johnson, Jensen Speaker and Baxter Travenol.

    John R. Nelson, 56, has been Senior Vice President, Research, Development and Engineering of the Company since August 1994. He joined the Predecessor in August 1976 and has held a variety of positions in marketing as well as research and development, including Vice President Waters Research Development and Engineering, Senior Vice President Worldwide Marketing Operations and Senior Vice President of Product Development. Mr. Nelson is also responsible for the Company's Micromass Limited and TA Instruments, Inc. operations.

    Philip S. Taymor, 44, has been Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since August 1994. He joined Millipore in May 1981 and held several positions in the Millipore organization, including Corporate Controller, Director of Finance of Millipore's Membrane Division and Manager of Corporate Accounting. Mr. Taymor joined the Predecessor in early 1992. His current responsibilities include business and financial planning, accounting and financial reporting, treasury operations, legal, tax and information systems. Mr. Taymor joined Millipore from Grant Thornton & Company, Certified Public Accountants.

    Brian K. Mazar, 42, Senior Vice President, Human Resources and Investor Relations, has directed Human Resources and Investor Relations since
August 1994. He joined the Predecessor in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning Glass Works.

    Devette W. Russo, 47, Senior Vice President, Chromatography Consumables Division, has directed the Chromatography Consumables Division since 1990. She joined the Predecessor in 1975 as a Marketing Communications Account Manager, and has held a variety of positions within the Predecessor and Millipore in marketing before assuming her current responsibilities as Senior Vice President, Chromatography Consumables Division. Prior positions include Director of Corporate Communications for Millipore and Vice President of Marketing for the Chemistry Division. Ms. Russo held various marketing and application support roles before joining the Millipore organization.

    John A. Ornell, 42, has been Vice President, Operations of the Company since January 2000. He joined Waters in 1990 and most recently was Vice President of Manufacturing and Engineering. During his years at Waters, he has had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company's worldwide business systems.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 22, 2000, the Company had approximately 286 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in the past two years and does not plan to pay dividends in the foreseeable future.

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

    The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange (adjusted to reflect the two-for-one stock split discussed above) is as follows:

                                                                     PRICE RANGE
                                                              --------------------------
FOR THE QUARTER ENDED                                            HIGH           LOW
---------------------                                         -----------   ------------
March 31, 1998..............................................  26            18 1/4
June 30, 1998...............................................  31 7/16       24 21/32
September 30, 1998..........................................  34 5/32       26 3/16
December 31, 1998...........................................  43 3/4        26 9/16
March 31, 1999..............................................  54 1/8        36 1/4
June 30, 1999...............................................  56 1/2        46 1/2
September 30, 1999..........................................  67 5/8        48 3/4
December 31, 1999...........................................  66 1/8        37

ITEM 6: SELECTED FINANCIAL DATA

    Reference is made to information contained in the section entitled "Selected Financial Data" on page 52 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the information on pages 19 to 25 of the 1999 Annual Report, which information is incorporated herein by reference.

RECENT ACCOUNTING STANDARDS CHANGES

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. In March 2000, the SEC issued SAB 101A, Amendment Revenue Recognition in Financial Statements which delays implementation of SAB 101 until the Company's second fiscal quarter of 2000. The Company will adopt SAB 101 and is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to the information on page 24 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Company's consolidated financial statements and notes thereto on pages 27 to 51 of the 1999 Annual Report together with the "Report of Independent Accountants" dated January 21, 2000 on page 26 and including "Quarterly Results" on page 50, which information is incorporated herein by reference.

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

    b. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(A) Beneficial Ownership Reporting Compliance". Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

    (1) Financial Statements: Reference is made to the Company's consolidated financial statements and notes thereto on pages 27 to 51 of the 1999 Annual Report, which information is incorporated herein by reference.

    (2) Financial Statement Schedules:

                      WATERS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
               for the years ended December 1999, 1998, and 1997

                                                  BALANCE AT                                  BALANCE AT
                                              BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS   END OF PERIOD
                                              -------------------   ---------   ----------   -------------
Allowance for Doubtful Accounts:
    1999....................................        $2,966           $1,197        $(422)       $3,741
    1998....................................        $2,785           $  617        $(436)       $2,966
    1997....................................        $1,712           $1,471        $(398)       $2,785

    (3) Exhibits:

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
         2.1            Agreement for the Sale and Purchase of Micromass Limited
                        dated as of September 12, 1997, between Micromass Limited,
                        Schroder UK Buy-Out Fund III Trust I and Others, Waters
                        Corporation and Waters Technologies Corporation.
                        Incorporated by reference to the Registrant's Report on Form
                        8-K, filed on October 8, 1997 and amended on December 5,
                        1997.

         3.1            Second Amended and Restated Certificate of Incorporation of
                        Waters Corporation, as amended to date. (1)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
         3.11           Certificate of Amendment of Second Amended and Restated
                        Certificate of Incorporation of Waters Corporation, as
                        amended May 12, 1999. (4)

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

        10.3            Waters Corporation 1996 Long-Term Performance Incentive
                        Plan. Incorporated by reference to Exhibit A of the Proxy
                        Statement for the 1996 Annual Meeting of Stockholders ("1996
                        Proxy Statement").

        10.31           May 1998 Amendment to the Waters Corporation 1996 Long-Term
                        Performance Incentive Plan. (3)

        10.32           November 1998 Amendment to the Waters Corporation 1996
                        Long-Term Performance Incentive Plan. (3)

        10.4            Waters Corporation 1996 Employee Stock Purchase Plan.
                        Incorporated by reference to Exhibit B of the 1996 Proxy
                        Statement.

        10.41           December 1999 Amendment to the Waters Corporation 1996
                        Employee Stock Purchase Plan.

        10.42           March 2000 Amendment to the Waters Corporation 1996 Employee
                        Stock Purchase Plan.

        10.5            Waters Corporation 1996 Non-Employee Director Deferred
                        Compensation Plan. Incorporated by reference to Exhibit C of the 1996 Proxy Statement.

        10.6            Waters Corporation 1996 Non-Employee Director Stock Option
                        Plan. Incorporated by reference to Exhibit D of the 1996
                        Proxy Statement.

        10.61           March 2000 Amendment to the Waters Corporation 1996
                        Non-Employee Director Stock Option Plan.

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

        10.12           Form of Indemnification Agreement, dated as of August 18,
                        1994, between WCD Investors, Inc. and its directors and executive officers. (2)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        10.13           Form of Management Subscription Agreement, dated as of
                        August 18, 1994, between WCD Investors, Inc. and certain
                        members of management. (2)

        10.14           1999 Management Incentive Plan. (4)

        13.1            1999 Annual Report to Stockholders.

        21.1            Subsidiaries of Waters Corporation. (1)

        23.1            Consent of PricewaterhouseCoopers LLP

        27.1            Financial Data Schedule.
 --------------------

                        (1)  Incorporated by reference to the Registrant's Report on
                        Form 10-K dated March 29, 1996.

                        (2)  Incorporated by reference to the Registrant's
                        Registration Statement on Form S-1 (File No. 333-3810).

                        (3)  Incorporated by reference to the Registrant's Report on
                        Form 10-K dated March 31, 1999.

                        (4)  Incorporated by reference to the Registrant's Report on
                        Form 10-Q dated August 11, 1999.

                        (b)  Reports on Form 8-K.
                            No reports on Form 8-K were filed during the three month
                        period ended December 31, 1999.

                        (c)  See (3) above.

                        (d)  Not Applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 2000
                                                       WATERS CORPORATION

                                                       By:  /s/ PHILIP S. TAYMOR
                                                            -----------------------------------------
                                                            Philip S. Taymor
                                                            SENIOR VICE PRESIDENT, FINANCE AND
                                                            ADMINISTRATION AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
/s/ DOUGLAS A. BERTHIAUME                              Chairman of the Board of Directors, Chief
-------------------------------------------            Executive Officer, and President (principal
Douglas A. Berthiaume                                  executive officer)

                                                       Senior Vice President, Finance and
/s/ PHILIP S. TAYMOR                                   Administration, and Chief Financial Officer
-------------------------------------------            (principal financial officer and principal
Philip S. Taymor                                       accounting officer)

/s/ JOSHUA BEKENSTEIN
-------------------------------------------            Director
Joshua Bekenstein

/s/ MICHAEL J. BERENDT
-------------------------------------------            Director
Michael J. Berendt, PhD

/s/ PHILIP CALDWELL
-------------------------------------------            Director
Philip Caldwell

/s/ EDWARD CONARD
-------------------------------------------            Director
Edward Conard

/s/ LAURIE H. GLIMCHER
-------------------------------------------            Director
Dr. Laurie H. Glimcher

/s/ WILLIAM J. MILLER
-------------------------------------------            Director
William J. Miller

/s/ THOMAS P. SALICE
-------------------------------------------            Director
Thomas P. Salice