Form 10-Q
period 2000-03-31
WATERS CORP /DE/
filed 2000-05-15
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO________.

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




Number of shares outstanding of the Registrant's common stock as of May 8, 2000:
63,294,203.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                3

                 Consolidated Statements of Operations for the three months ended March 31,
                 2000 and 1999                                                                                         4

                 Consolidated Statements of Cash Flows for the three months ended March 31,
                 2000 and 1999                                                                                         5

                 Notes to Consolidated Financial Statements                                                            6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                            9


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                   11
Item 2.          Changes in Securities                                                                               11
Item 3.          Defaults Upon Senior Securities                                                                     12
Item 4.          Submission of Matters to a Vote of Security Holders                                                 12
Item 5.          Other Information                                                                                   12
Item 6.          Exhibits and Reports on Form 8-K                                                                    12

                 SIGNATURES                                                                                          13

                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  MARCH 31, 2000      DECEMBER 31, 1999
                                                                                  --------------      -----------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                                        $   2,226          $   3,803
      Accounts receivable, less allowances for doubtful accounts of
         $4,075 and $3,741 at March 31, 2000 and December 31, 1999,
         respectively                                                                    148,016            149,271
      Inventories                                                                         87,305             80,363
      Other current assets                                                                16,890             13,893
                                                                                     ------------       ------------
         Total current assets                                                            254,437            247,330
Property, plant and equipment, net of accumulated depreciation of $59,664 and $56,412 at March 31, 2000 and December 31,
         1999, respectively                                                               93,516             91,841
Other assets                                                                              75,310             74,530
Goodwill, less accumulated amortization of $16,860 and $16,068 at
         March 31, 2000 and December 31, 1999, respectively                              169,112            170,736
                                                                                     ------------       ------------
         Total assets                                                                  $ 592,375          $ 584,437
                                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Notes payable and current portion of long term debt                              $  14,954          $  14,164
      Accounts payable                                                                    41,364             34,771
      Deferred revenue and customer advances                                              37,219             31,406
      Accrued retirement plan contributions                                                5,262              5,181
      Accrued income taxes                                                                22,602             16,350
      Accrued other taxes                                                                  4,317              4,026
      Other current liabilities                                                           82,266             91,943
                                                                                     ------------       ------------
         Total current liabilities                                                       207,984            197,841
Long term debt                                                                            42,300             81,105
Other liabilities                                                                         11,038             13,329
                                                                                     ------------       ------------
         Total liabilities                                                               261,322            292,275
Stockholders' Equity:
      Common stock, par value $0.01 per share, 100,000 shares authorized, 63,280 and 62,259 shares issued and outstanding at March 31,
         2000 and December 31, 1999, respectively                                            633                623
      Additional paid-in capital                                                         204,278            195,455
      Deferred stock option compensation                                                    (111)              (166)
      Retained earnings                                                                  130,360            100,041
      Accumulated other comprehensive (loss)                                              (4,107)            (3,791)
                                                                                     ------------       ------------
         Total stockholders' equity                                                      331,053            292,162
                                                                                     ------------       ------------
Total liabilities and stockholders' equity                                             $ 592,375          $ 584,437
                                                                                     ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                 ---------------------------------
                                                                 MARCH 31, 2000     MARCH 31, 1999

Net sales                                                          $180,641              $160,362

Cost of sales                                                        66,413                60,622
                                                                 -----------            ----------
  Gross profit                                                      114,228                99,740

Selling, general and administrative expenses                         60,395                54,504

Research and development expenses                                    10,362                 8,686

Goodwill and purchased technology amortization                        1,811                 2,045
                                                                 -----------            ----------
  Operating income                                                   41,660                34,505

Interest expense, net                                                   701                 3,033
                                                                 -----------            ----------
  Income before income taxes                                         40,959                31,472

Provision for income taxes                                           10,640                 8,498
                                                                 -----------            ----------
  Net income                                                         30,319                22,974

Less: accretion of and 6% dividend on preferred stock                     -                   244
                                                                 -----------            ----------
Net income available to common stockholders                         $30,319               $22,730
                                                                 ===========            ==========


                                                                 -----------            ----------
Net income per basic common share                                     $0.48                 $0.37
                                                                 ===========            ==========

Weighted average number of basic common shares                       62,801                60,894
                                                                 -----------            ----------
Net income per diluted common share                                   $0.45                 $0.35
                                                                 ===========            ==========

Weighted average number of diluted common shares and equivalents     67,592                65,840




The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                  -----------------------------------------
                                                                  MARCH 31, 2000           MARCH 31, 1999
                                                                  --------------           --------------
Cash flows from operating activities:
    Net income                                                            $30,319                  $22,974
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        7,532                    6,769
       Amortization of debt issuance costs                                    184                      184
       Compensatory stock option expense                                       55                       55
    Change in operating assets and liabilities:
       (Increase) decrease  in accounts receivable                         (1,404)                   8,996
       (Increase) decrease  in inventories                                 (8,133)                     894
       Increase (decrease) in accounts payable and other current
         liabilities                                                        4,392                   (6,635)
       Increase in deferred revenue and customer advances                   6,242                    1,398
       Other, net                                                          (3,951)                     437
                                                                  ----------------         ----------------
          Net cash provided by operating activities                        35,236                   35,072
Cash flows from investing activities:
    Additions to property, plant and equipment                             (6,456)                  (4,610)
    Software capitalization and other intangibles                          (1,344)                  (1,165)
    Loans to officers                                                         343                      (34)
                                                                  ----------------         ----------------
          Net cash (used in) investing activities                          (7,457)                  (5,809)
Cash flows from financing activities:
    Net (repayment) of bank debt                                          (38,015)                 (35,915)
    Proceeds from stock plans                                               8,833                    3,387
                                                                  ----------------         ----------------
          Net cash (used in) financing activities                         (29,182)                 (32,528)
Effect of exchange rate changes on cash and cash equivalents                 (174)                    (475)
                                                                  ----------------         ----------------
          (Decrease) in cash and cash equivalents                          (1,577)                  (3,740)
Cash and cash equivalents at beginning of period                            3,803                    5,497
                                                                  ----------------         ----------------
          Cash and cash equivalents at end of period                       $2,226                   $1,757
                                                                  ================         ================



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

      It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1999.

2.  INVENTORIES

Inventories are classified as follows:

                                                                          MARCH 31,     DECEMBER 31,
                                                                           2000             1999
                                                                          -------          -------
Raw materials                                                             $31,821          $27,155
Work in progress                                                           18,019           14,446
Finished goods                                                             37,465           38,762
                                                                          -------          -------
Total Inventories                                                         $87,305          $80,363
                                                                          =======          =======


3.  INCOME TAXES

The Company's effective tax rate for the three months ended March 31, 2000 and 1999, was 26% and 27%, respectively.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:

                                                                     -----------------------------------------------------
                                                                              THREE MONTHS ENDED MARCH 31, 2000
                                                                     -----------------------------------------------------
                                                                          INCOME               SHARES          PER SHARE
                                                                        (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                                        -----------        -------------         ------
Net income                                                             $ 30,319
Income per basic common share from operations                          $ 30,319                62,801           $ 0.48

Effect of dilutive securities:
     Options outstanding                                                                        4,524
     Options exercised                                                                            267
                                                                       --------                ------           ------
Income per diluted common share from operations                        $ 30,319                67,592           $ 0.45
                                                                       ========                ======           ======

                                                                     -----------------------------------------------------
                                                                              THREE MONTHS ENDED MARCH 31, 1999
                                                                     -----------------------------------------------------
                                                                          INCOME               SHARES          PER SHARE
                                                                        (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                                        -----------        -------------         ------
Net income                                                             $ 22,974
Less: Accretion of and 6% dividend on preferred
stock                                                                       244
                                                                       --------                ------           ------
Income per basic common share from operations                          $ 22,730                60,894           $ 0.37

Effect of dilutive securities:
     Options outstanding                                                                        4,776
     Options exercised                                                                            170
                                                                       --------                ------           ------
Income per diluted common share from operations                        $ 22,730                65,840           $ 0.35
                                                                       ========                ======           ======

     As of March 31, 2000, the Company had two thousand stock option securities that were antidilutive. These securities were not included in the computation of diluted EPS. As of March 31, 1999, the Company had no stock option securities that were antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income details follow:

                                              THREE MONTHS             THREE MONTHS
                                                  ENDED                    ENDED
                                                MARCH 31,                 MARCH 31,
                                                  2000                      1999
                                                  ----                      ----
Net income                                    $   30,319                 $  22,974
Other comprehensive income                          (316)                    1,131
                                              ----------                 ---------
Comprehensive income                          $   30,003                 $  24,105
                                              ==========                 =========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  BUSINESS SEGMENT INFORMATION

SFAS 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: Waters, Micromass and TAI.

     Waters is in the business of manufacturing and distributing HPLC instruments, columns and other consumables, and related service; Micromass is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, particularly HPLC; and TAI is in the business of manufacturing and distributing thermal analysis and rheology instruments. For all three of these operating segments within the analytical instrument industry; economic characteristics, production processes, products and services, types and classes of customers, methods of distribution, and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

7.  STOCKHOLDERS' EQUITY

On February 29, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from one hundred million to two hundred million shares, contingent upon shareholder approval at the Company's Annual Meeting. On May 4, 2000, shareholders approved the amendment.

         In 1999, the Board of Directors approved a two-for-one common stock split, in the form of a 100% stock dividend. All share and per share amounts have been retroactively restated to reflect the stock split.

8.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion
25. FIN 44 clarifies the application of APB Opinion 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices promulgated by the SEC. Before modification by SAB 101A, SAB 101 was to be effective with the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. In March 2000, the SEC issued SAB 101A, Amendment:
Revenue Recognition in Financial Statements, which delays implementation of SAB 101 until the Company's second fiscal quarter of 2000. The Company is currently determining the effect, if any, it will have on the financial statements.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and previously was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES:
Net sales for the three month period ended March 31, 2000 (the "2000 Quarter") were $180.6 million, compared to $160.4 million for the three month period ended March 31, 1999 (the "1999 Quarter"), an increase of 13%. Excluding the unfavorable effects of a stronger U.S. dollar, net sales increased by 15% over the 1999 Quarter. The 2000 Quarter reflected continued strong demand, particularly from life science customers. Mass spectrometry and HPLC product lines led the growth. Time-of-flight mass spectrometry products continued to perform well and sales grew in excess of 50% in the 2000 quarter with accelerating demand from customers in both high throughput drug discovery and proteomics applications. Growth was broad-based with double-digit increases across all geographies except Europe which grew in the single digits.

GROSS PROFIT:
Gross profit for the 2000 Quarter was $114.2 million, compared to $99.7 million for the 1999 Quarter, an increase of $14.5 million or 15%. Gross profit as a percentage of sales increased to 63.2% in the 2000 Quarter from 62.2% in the 1999 Quarter, primarily as a result of increased efficiencies in the Company's manufacturing operations and lower raw material costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses for the 2000 Quarter were $60.4 million, compared to $54.5 million for the 1999 Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 33.4% for the 2000 Quarter from 34.0% for the 1999 Quarter as a result of higher sales volume and expense controls. The $5.9 million or 11% increase in total expenditures primarily resulted from increased headcount required to support increased sales levels.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses were $10.4 million for the 2000 Quarter compared to $8.7 million for the 1999 Quarter, a $1.7 million or 19% increase from the 1999 Quarter. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

GOODWILL AND PURCHASED TECHNOLOGY AMORTIZATION:
Goodwill and purchased technology amortization for the 2000 Quarter was $1.8 million, compared to $2.0 million for the 1999 Quarter, a decrease of $0.2 million or 11%. The expense decreased as a portion of purchased technology reached full amortization in 1999.

OPERATING INCOME:
Operating income for the 2000 Quarter was $41.7 million, compared to $34.5 million for the 1999 Quarter, an increase of $7.2 million or 21%. Waters improved operating income levels on the strength of sales growth, volume leverage and continued focus on cost controls in all operating areas.

INTEREST EXPENSE, NET:
Net interest expense decreased by $2.3 million, or 77%, from $3.0 million in the 1999 Quarter to $0.7 million in the 2000 Quarter. The current quarter decrease primarily reflected lower average debt levels as a result of repayments from the Company's cash flow.

PROVISION FOR INCOME TAXES:
The Company's effective income tax rate was 26% in the 2000 Quarter and 27% in the 1999 Quarter. The 2000 Quarter rate decreased primarily due to a favorable shift in the mix of taxable income to lower tax rate jurisdictions.

NET INCOME:
Income for the 2000 Quarter was $30.3 million, compared to $23.0 million for the 1999 Quarter, an increase of $7.3 million or 32%. The improvement over the 1999 Quarter was a result of sales growth, productivity improvement in all operating areas, a decline in interest expense and the impact of a decrease in the Company's effective income tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 2000 Quarter, net cash provided by the Company's operating activities was $35.2 million, primarily as a result of net income for the period after adding back depreciation and amortization. Within operating activities, $8.1 million of cash was used for inventory growth to support future sales, which was offset by cash provided from an increase in current liabilities, including a $6.2 million increase in deferred revenue and customer advances. Cash was also provided to the Company from $8.8 million of combined proceeds from the exercise of stock options and the purchase of stock by its employees. Primary uses of cash flow during the quarter were $38.0 million of net bank debt repayment and $7.8 million of property, plant and equipment and software capitalization investments.

     The Company believes that existing cash balances and current cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital, capital spending and debt service requirements of the Company in the foreseeable future.

     As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Certain statements contained herein are forward looking. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors and (iii) the ability of the Company to generate increased sales and profitability from new product introductions, as well as additional risk factors set forth in the Company's Form 10-K. Factual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

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

Item 2. Changes in Securities

         On February 29, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from one hundred million to two hundred million shares, contingent upon shareholder approval at the Company's Annual Meeting. On May 4, 2000, shareholders approved the amendment.

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        A.    Exhibit 10.1   Amended and Restated Credit Agreement, dated as of
                             June 16, 1997 among Waters Corporation, Waters
                             Technologies Corporation, Bankers Trust Company and other Lenders party thereto

              Exhibit 10.2 First Amendment to Amended and Restated Credit Agreement, dated as of September 4, 1997

              Exhibit 10.21 Second Amendment to Amended and Restated Credit Agreement, dated as of February 7, 2000

              Exhibit 10.3 Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan

              Exhibit 10.51 First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan

              Exhibit 10.6 Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan

              Exhibit 10.91 Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan

              Exhibit 27.1   Financial Data Schedule

        B. No reports on Form 8-K were filed during the three months ended March 31, 2000.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 8, 2000              Waters Corporation

                                /S/ PHILIP S. TAYMOR
                                -----------------------------------------
                                Philip S. Taymor
                                Senior Vice President and Chief Financial
                                Officer