Form 10-Q
period 2000-06-30
WATERS CORP /DE/
filed 2000-08-08
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________.

                        COMMISSION FILE NUMBER: 01-14010

                               WATERS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THE CHARTER)

             DELAWARE                                   13-3668640
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Number of shares outstanding of the Registrant's common stock as of August 4, 2000: 63,925,073.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                                  PAGE
                                                                                                                 ------

PART I FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                3

                 Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999
                                                                                                                      4

                 Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999
                                                                                                                      5

                 Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999
                                                                                                                      6

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


                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                          JUNE 30, 2000          DECEMBER 31, 1999
                                                                                          -------------          -----------------
                                                                                           (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                                            $       2,461             $      3,803
      Accounts receivable, less allowances for doubtful accounts of
         $2,719 and $3,741 at June 30, 2000 and December 31, 1999,
         respectively                                                                            150,227                  149,271
      Inventories                                                                                 82,978                   80,363
      Other current assets                                                                        17,607                   13,893
                                                                                           -------------            -------------
         Total current assets                                                                    253,273                  247,330

Property, plant and equipment, net of accumulated depreciation of $62,527 and
         $56,412 at June 30, 2000 and December 31, 1999, respectively                             95,249                   91,841
Other assets                                                                                      75,154                   74,530
Goodwill, less accumulated amortization of $17,635 and $16,068 at
         June 30, 2000 and December 31, 1999, respectively                                       167,314                  170,736
                                                                                           -------------            -------------
         Total assets                                                                      $     590,990            $     584,437
                                                                                           =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long term debt                                  $      10,527            $      14,164
      Accounts payable                                                                            38,485                   34,771
      Deferred revenue and customer advances                                                      36,964                   31,406
      Accrued retirement plan contributions                                                        5,285                    5,181
      Accrued income taxes                                                                        17,151                   16,350
      Accrued other taxes                                                                          4,098                    4,026
      Other current liabilities                                                                   86,936                   91,943
                                                                                           -------------            -------------
         Total current liabilities                                                               199,446                  197,841
Long term debt                                                                                     2,915                   81,105
Other liabilities                                                                                 10,601                   13,329
                                                                                           -------------            -------------
         Total liabilities                                                                       212,962                  292,275
Stockholders' equity:

      Common stock, par value $0.01 per share, 200,000 shares authorized,
       63,913 and 62,259 shares issued and outstanding at June 30,
       2000 and December 31, 1999, respectively                                                      639                      623
      Additional paid-in capital                                                                 218,068                  195,455
      Deferred stock option compensation                                                             (56)                    (166)
      Retained earnings                                                                          167,615                  100,041
      Accumulated other comprehensive (loss)                                                      (8,238)                  (3,791)
                                                                                           -------------            -------------
         Total stockholders' equity                                                              378,028                  292,162
                                                                                           -------------            -------------
Total liabilities and stockholders' equity                                                 $     590,990            $     584,437
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

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)



                                                                   FOR THE THREE MONTHS ENDED
                                                              -----------------------------------
                                                              JUNE 30, 2000         JUNE 30, 1999
                                                              -------------         -------------
Net sales                                                          $195,276              $172,280

Cost of sales                                                        71,199                63,712
                                                              -------------         -------------
  Gross profit                                                      124,077               108,568

Selling, general and administrative expenses                         61,060                55,537

Research and development expenses                                    10,557                 9,021

Goodwill and purchased technology amortization                        1,760                 2,034
                                                              -------------         -------------

  Operating income                                                   50,700                41,976

Interest expense, net                                                   343                 2,379
                                                              -------------         -------------

  Income before income taxes                                         50,357                39,597

Provision for income taxes                                           13,102                10,691
                                                              -------------         -------------
  Net income                                                         37,255                28,906

Less: accretion of and 6% dividend on preferred stock                     -                   245
                                                              -------------         -------------
Net income available to common stockholders                         $37,255               $28,661
                                                              =============         =============

                                                              -------------         -------------
Net income per basic common share                                     $0.59                 $0.47
                                                              =============         =============

Weighted average number of basic common shares                       63,457                61,222

                                                              -------------         -------------
Net income per diluted common share                                   $0.55                 $0.43
                                                              =============         =============


Weighted average number of diluted common shares and equivalents     68,111                66,167


         The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                       FOR THE SIX MONTHS ENDED
                                                                  ----------------------------------
                                                                   JUNE 30, 2000      JUNE 30, 1999
                                                                  ---------------    ---------------

Net sales                                                           $375,917               $332,642

Cost of sales                                                        137,612                124,334
                                                                  -----------            -----------
  Gross profit                                                       238,305                208,308

Selling, general and administrative expenses                         121,455                110,041

Research and development expenses                                     20,919                 17,707

Goodwill and purchased technology amortization                         3,571                  4,079
                                                                  -----------            -----------
  Operating income                                                    92,360                 76,481

Interest expense, net                                                  1,044                  5,412
                                                                  -----------            -----------
  Income before income taxes                                          91,316                 71,069

Provision for income taxes                                            23,742                 19,189
                                                                  -----------            -----------
  Net income                                                          67,574                 51,880

Less: accretion of and 6% dividend on preferred stock                      -                    489
                                                                  ===========            ===========
Net income available to common stockholders                          $67,574                $51,391
                                                                  ===========            ===========


                                                                  ===========            ===========
Net income per basic common share                                      $1.07                  $0.84
                                                                  ===========            ===========

Weighted average number of basic common shares                        63,123                 61,060

                                                                  ===========            ===========
Net income per diluted common share                                    $1.00                  $0.78
                                                                  ===========            ===========

Weighted average number of diluted common shares and equivalents      67,860                 66,014



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         FOR THE SIX MONTHS ENDED
                                                                    --------------------------------------
                                                                    JUNE 30, 2000            JUNE 30, 1999
                                                                    -------------            -------------
Cash flows from operating activities:
    Net income                                                           $67,574                  $51,880
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                      13,943                   12,938
       Amortization of debt issuance costs                                   368                      368
       Compensatory stock option expense                                     110                      110
       Tax benefit related to stock option activity                        9,887                    9,353
    Change in operating assets and liabilities:
       (Increase) decrease  in accounts receivable                        (5,858)                   8,148
       (Increase) in inventories                                          (5,115)                  (2,823)
       Increase (decrease) in accounts payable and other current
       liabilities                                                         3,001                   (1,914)
       Increase (decrease) in deferred revenue and customer
       advances                                                            6,537                     (216)
       Other, net                                                         (6,473)                  (1,960)
                                                                    -------------            -------------
          Net cash provided by operating activities                       83,974                   75,884
Cash flows from investing activities:
    Additions to property, plant and equipment                           (13,145)                  (8,817)
    Software capitalization                                               (2,686)                  (2,518)
    Loans to officers                                                        328                      218
                                                                    -------------            -------------
          Net cash (used in) investing activities                        (15,503)                 (11,117)
Cash flows from financing activities:
    Net (repayment) of bank debt                                         (81,827)                 (72,490)
    Proceeds from stock option and stock purchase plan activity           12,741                    4,905
                                                                    -------------            -------------
          Net cash (used in) financing activities                        (69,086)                 (67,585)
Effect of exchange rate changes on cash and cash equivalents                (727)                    (647)
                                                                    -------------            -------------
          (Decrease) in cash and cash equivalents                         (1,342)                  (3,465)
Cash and cash equivalents at beginning of period                           3,803                    5,497
                                                                    -------------            -------------
          Cash and cash equivalents at end of period                      $2,461                   $2,032
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

2.  INVENTORIES

Inventories are classified as follows:



                                         June 30,       December 31,
                                          2000              1999
                                         --------       ------------
Raw materials                            $31,071           $27,155
Work in progress                          17,339            14,446
Finished goods                            34,568            38,762
                                         -------          --------

Total Inventories                        $82,978          $80,363
                                         =======          =======


3.  INCOME TAXES

The Company's effective tax rate for the three months ended June 30, 2000 and 1999, was 26% and 27%, respectively. The Company's effective tax rate for the six months ended June 30, 2000 and 1999, was 26% and 27%, respectively.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:



                                                       ------------------------------------------------
                                                               Six Months Ended June 30, 2000
                                                       ------------------------------------------------

                                                          Income            Shares          Per Share
                                                       (Numerator)      (Denominator)         Amount
                                                       -------------    ---------------     -----------
Net income                                             $      67,574
                                                       -------------    ---------------     -----------
Income per basic common share                          $      67,574             63,123     $      1.07
                                                       =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                          4,275
     Options exercised                                                              462
                                                       -------------    ---------------     -----------
Income per diluted common share                        $      67,574             67,860     $      1.00
                                                       =============    ===============     ===========

                                                       ------------------------------------------------
                                                               Six Months Ended June 30, 1999
                                                       ------------------------------------------------

                                                          Income            Shares          Per Share
                                                       (Numerator)      (Denominator)         Amount
                                                       -------------    ---------------     -----------

Net income                                             $      51,880
Less: Accretion of and 6% dividend on preferred stock            489
                                                       -------------    ---------------     -----------
Income per basic common share                          $      51,391             61,060     $      0.84
                                                       =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                          4,819
     Options exercised                                                              135
                                                       -------------    ---------------     -----------
Income per diluted common share                        $      51,391             66,014     $      0.78
                                                       =============    ===============     ===========

                                                       ------------------------------------------------
                                                              Three Months Ended June 30, 2000
                                                       ------------------------------------------------
                                                          Income            Shares          Per Share
                                                       (Numerator)      (Denominator)         Amount
                                                       -------------    ---------------     -----------

Net income                                             $      37,255
Income per basic common share                          -------------    ---------------     -----------
                                                       $      37,255             63,457     $      0.59
                                                       =============    ===============     ===========
Effect of dilutive securities:
     Options outstanding                                                          4,379
     Options exercised                                                              275
                                                       -------------    ---------------     -----------
Income per diluted common share                        $      37,255             68,111     $      0.55
                                                       =============    ===============     ===========

                                                       ------------------------------------------------
                                                              Three Months Ended June 30, 1999
                                                       ------------------------------------------------
                                                          Income            Shares          Per Share
                                                       (Numerator)      (Denominator)         Amount
                                                       -------------    ---------------     -----------

Net income                                             $      28,906
Less: Accretion of and 6% dividend on preferred stock            245
                                                       -------------    ---------------     -----------
Income per basic common share                          $      28,661             61,222     $      0.47
                                                       =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                         4,908
     Options exercised                                                              37
                                                       -------------    ---------------     -----------
Income per diluted common share                        $      28,661             66,167     $      0.43
                                                       =============    ===============     ===========


                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the three months and six months ended June 30, 2000, the Company had 0 and 22 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. For the three months and six months ended June 30, 1999, the Company had no stock option securities that were antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income details follow:



                                                        SIX MONTHS         SIX MONTHS       THREE MONTHS          THREE MONTHS
                                                            ENDED             ENDED             ENDED                 ENDED
                                                       JUNE 30, 2000      JUNE 30, 1999     JUNE 30, 2000         JUNE 30, 1999
                                                       -------------     --------------     -------------         -------------
Net income                                             $   67,574        $   51,880         $   37,255          $   28,906
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax       (4,447)              575             (4,131)               (556)
                                                       ----------        ----------         ----------          ----------
Comprehensive income                                   $   63,127        $   52,455         $   33,124          $   28,350
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

     On July 13, 2000, the Board of Directors approved a two-for-one common stock split, in the form of a 100% stock dividend. Shareholders of record on August 4, 2000 will receive the stock dividend on or about August 25, 2000. Because the effective date of the stock split is August 25, 2000, financial information contained on this Form 10-Q has not been adjusted to reflect the impact of the stock split.

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



                                                         Six Months         Six Months       Three Months      Three Months
                                                           Ended              Ended             Ended              Ended
                                                        JUNE 30, 2000      JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999
                                                        -------------      -------------     -------------    -------------
Net income per basic common share                               $0.54              $0.42             $0.29            $0.23
Weighted average number of basic common shares                126,246            122,120           126,914          122,444
Net income per diluted common share                             $0.50              $0.39             $0.27            $0.22
Weighted average number of diluted common shares              135,720            132,028           136,222          132,334


8.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion
25. FIN 44 clarifies the application of APB Opinion 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices promulgated by the SEC. Before modification by SAB 101A, SAB 101 was to be effective with the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. In March 2000, the SEC issued SAB 101A, Amendment:
Revenue Recognition in Financial Statements, which delayed implementation of SAB 101 until the Company's second fiscal quarter of 2000. SAB 101B, Second
Amendment: Revenue Recognition in Financial Statements, was issued in June 2000 which further delays implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. The Company is currently determining the effect implementation will have on the financial statements.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and previously was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not fully determined the impact of the new standards, they are not expected to be material to the Company.

9.  VARIAGENICS ALLIANCE

In June 2000, the Company formed a strategic alliance with Variagenics, Inc. ("Variagenics") to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics is a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $10.5 million for a minority equity ownership and a license to manufacture and sell reagents. The Company could pay up to $4 million in future milestone payments and is obligated to pay royalties on net sales of the reagent kits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES:
Net sales for the three month period ended June 30, 2000 (the "2000 Quarter") and the six month period ended June 30, 2000 (the "2000 Period") were $195.3 million and $375.9 million, respectively, compared to $172.3 million for the three month period ended June 30, 1999 (the "1999 Quarter") and $332.6 million for the six month period ended June 30, 1999 (the "1999 Period"), an increase of 13% for both the quarter and the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 15% over the 1999 Quarter and the 1999 Period. The 2000 Quarter and 2000 Period reflected continued strong demand, particularly from life science customers and particularly for mass spectrometry products. Time-of-flight mass spectrometry products continued to perform well and sales grew in excess of 50% in the 2000 Quarter with high demand from customers in both high throughput drug discovery and proteomics applications. Growth in the 2000 Quarter was broad-based with double-digit increases across all major geographies, excluding currency effects, except Europe which grew in the mid-single digits consistent with the first quarter of the year.

GROSS PROFIT:
Gross profit for the 2000 Quarter and the 2000 Period was $124.1 million and $238.3 million, respectively, compared to $108.6 million for the 1999 Quarter and $208.3 million for the 1999 Period, an increase of $15.5 million or 14% for the quarter and $30.0 million or 14% for the period. Gross profit as a percentage of sales increased to 63.5% in the 2000 Quarter from 63.0% in the 1999 Quarter, primarily as a result of increased efficiencies in the Company's manufacturing operations. Gross profit as a percentage of sales increased to 63.4% in the 2000 Period from 62.6% in the 1999 Period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses for the 2000 Quarter and the 2000 Period were $61.1 million and $121.5 million, respectively, compared to $55.5 million for the 1999 Quarter and $110.0 million for the 1999 Period. As a percentage of net sales, selling, general and administrative expenses decreased to 31.3% for the 2000 Quarter from 32.2% for the 1999 Quarter and 32.3% for the 2000 Period from 33.1% for the 1999 Period as a result of higher sales volume and expense controls. The $5.5 million or 10% increase for the quarter and $11.4 million or 10% increase for the period in total expenditures primarily resulted from increased headcount required to support increased sales levels.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses were $10.6 million for the 2000 Quarter and $20.9 million for the 2000 Period, compared to $9.0 million for the 1999 Quarter and $17.7 million for the 1999 Period, an increase of $1.6 million or 17% from the 1999 Quarter and $3.2 million or 18% from the 1999 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

GOODWILL AND PURCHASED TECHNOLOGY AMORTIZATION:
Goodwill and purchased technology amortization for the 2000 Quarter and the 2000 Period was $1.8 million and $3.6 million, respectively, compared to $2.0 million for the 1999 Quarter and $4.1 million for the 1999 Period, a decrease of $.2 million or 13% for the quarter and $.5 million or 12% for the period. The expense decreased primarily because a portion of purchased technology reached full amortization in 1999.

OPERATING INCOME:
Operating income for the 2000 Quarter and the 2000 Period was $50.7 million and $92.4 million, respectively, compared to $42.0 million for the 1999 Quarter and $76.5 million for the 1999 Period, an increase of $8.7 million or 21% for the quarter and $15.9 million or 21% for the period. Waters improved operating income levels on the strength of sales growth, volume leverage and continued focus on cost control in all operating areas.

INTEREST EXPENSE, NET:
Net interest expense decreased by $2.1 million or 86% for the quarter and $4.4 million or 81% for the period, from $2.4 million and $5.4 million in the 1999 Quarter and 1999 Period, respectively, to $.3 million and $1.0 million in the 2000 Quarter and 2000 Period, respectively. The current quarter and period decrease primarily reflected lower average debt levels as a result of debt repayments from the Company's cash flow.

PROVISION FOR INCOME TAXES:
The Company's effective income tax rate was 26% in the 2000 Quarter and 2000 Period and 27% in the 1999 Quarter and 1999 Period. The 2000 tax rate decreased primarily due to a favorable shift in the mix of taxable income to lower tax rate jurisdictions.

NET INCOME:
Income for the 2000 Quarter and the 2000 Period was $37.3 million and $67.6 million, respectively, compared to $28.9 million for the 1999 Quarter and $51.9 million for the 1999 Period, an increase of $8.4 million or 29% from the 1999 Quarter and $15.7 million or 30% from the 1999 Period, respectively. The improvement over 1999 was a result of sales growth, productivity improvement in all operating areas, a decline in interest expense and the impact of a decrease in the Company's effective income tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 2000 Period, net cash provided by the Company's operating activities was $84.0 million, primarily as a result of net income for the period after adding back depreciation and amortization. Within operating activities, $11.0 million of cash was used for accounts receivable and inventory growth to support current and future sales, which was offset by cash provided from an increase in current liabilities, including a $6.5 million increase in deferred revenue and customer advances. Cash was also provided to the Company from $12.7 million of combined proceeds from the exercise of stock options and the purchase of stock by its employees. Primary uses of cash flow during the period were $81.8 million of net bank debt repayment and $15.8 million of property, plant and equipment and software capitalization investments.

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

         The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE has appealed the District Court judgment in favor of TAI. PE has also filed a motion for post-judgment relief which motion has been denied. The District Court's judgment, with respect to PE's infringement of the TAI patents, has been affirmed. The District Court's judgment with respect to TAI's non-infringement of the PE patent has been reversed and remanded to the District Court for further proceedings. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

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

         Cohesive Technologies, Inc. ("Cohesive") has filed infringement actions against the Company alleging that several products in a large product line infringe one or more Cohesive patents. The Company has denied infringement. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

         Viscotek Corporation ("Viscotek") has filed a civil action against the Company alleging one option offered by the Company with a high temperature gel permeation chromatography instrument is an infringement of two of its patents. These patents are owned by E. I. Du Pont de Nemours and Company ("Du Pont") and claimed to be exclusively licensed to Viscotek. Du Pont is not a party to the suit. The Company has answered the complaint and believes it does not infringe the patents. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

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

Item 2. Changes in Securities

         On July 13, 2000, the Board of Directors approved a two-for-one common stock split through the payment of a stock dividend in an amount equal to one share of common stock for each share of common stock issued and outstanding. Shareholders of record on August 4, 2000 will receive the stock dividend on or about August 25, 2000.

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The Waters Corporation annual meeting of stockholders was held on May 4, 2000, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission and the approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 200,000,000 shares.

         As of March 15, 2000, the record date for said meeting, there were 63,270,131 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 54,988,563 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:



         MATTER                                              FOR           WITHHELD OR AGAINST
         ------                                           ----------       -------------------
         Election of Directors
         For Joshua Bekenstein                            54,696,675            291,888
         For Michael J. Berendt, Ph.D.                    54,693,374            295,189
         For Douglas A. Berthiaume                        54,699,335            289,228
         For Philip Caldwell                              54,689,614            298,949
         For Edward Conard                                54,303,755            684,808
         For Laurie H. Glimcher, M.D.                     46,209,718          8,778,845
         For William J. Miller                            54,695,856            292,207
         For Thomas P. Salice                             54,305,337            683,226
         Amendment to Increase Authorized Shares          52,621,099          2,367,464


Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        A.      Exhibit 3.12          Certificate of Amendment of Second Amended
                                      and Restated Certificate of Incorporation
                                      of Waters Corporation, as amended July 27,
                                      2000

                Exhibit 27.1          Financial Data Schedule

        B. No reports on Form 8-K were filed during the three months ended June 30, 2000.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 2000             Waters Corporation

                                  /s/ PHILIP S. TAYMOR
                                  -----------------------------------------
                                  Philip S. Taymor
                                  Senior Vice President and Chief Financial
                                  Officer