Form 10-Q
period 2000-09-30
WATERS CORP /DE/
filed 2000-11-14
CIK 1000697

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
      For the quarterly period ended September 30, 2000

OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________to__________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                Yes   |X|                           No |_|

Number of shares outstanding of the Registrant's common stock as of November 13, 2000: 129,278,852.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999                                                   3

           Consolidated Statements of Operations for the three months ended
           September 30, 2000 and 1999                                         4

           Consolidated Statements of Operations for the nine months ended
           September 30, 2000 and 1999                                         5

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999                                         6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14
Item 2.    Changes in Securities                                              14
Item 3.    Defaults Upon Senior Securities                                    15
Item 4.    Submission of Matters to a Vote of Security Holders                15
Item 5.    Other Information                                                  15
Item 6.    Exhibits and Reports on Form 8-K                                   15

           SIGNATURE                                                          16

                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   September 30, 2000     December 31, 1999
                                                                                   ------------------     -----------------
                                                                                      (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                         $  23,196              $   3,803
     Accounts receivable, less allowances for doubtful accounts of
        $3,199 and $3,741 at September 30, 2000 and December 31, 1999,
        respectively                                                                     164,889                149,271
     Inventories                                                                          86,093                 80,363
     Other current assets                                                                 18,013                 13,893
                                                                                       ---------              ---------
        Total current assets                                                             292,191                247,330
Property, plant and equipment, net of accumulated depreciation of $64,346 and $56,412 at September 30, 2000 and December 31,
        1999, respectively                                                                99,004                 91,841
Other assets                                                                              90,762                 74,530
Goodwill, less accumulated amortization of $18,112 and $16,068 at
        September 30, 2000 and December 31, 1999, respectively                           167,455                170,736
                                                                                       ---------              ---------
        Total assets                                                                   $ 649,412              $ 584,437
                                                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long term debt                               $   3,910              $  14,164
     Accounts payable                                                                     42,080                 34,771
     Deferred revenue and customer advances                                               35,469                 31,406
     Accrued retirement plan contributions                                                 3,913                  5,181
     Accrued income taxes                                                                 19,908                 16,350
     Accrued other taxes                                                                   5,968                  4,026
     Other current liabilities                                                            91,613                 91,943
                                                                                       ---------              ---------
        Total current liabilities                                                        202,861                197,841
Long term debt                                                                            13,510                 81,105
Other liabilities                                                                          5,771                 13,329
                                                                                       ---------              ---------
        Total liabilities                                                                222,142                292,275
Stockholders' equity:
     Common stock, par value $0.01 per share, 200,000 shares authorized,
        129,137 and 124,519 shares issued and outstanding at September 30,
        2000 and December 31, 1999, respectively                                           1,291                  1,245
     Additional paid-in capital                                                          228,188                194,833
     Deferred stock option compensation                                                       --                   (166)
     Retained earnings                                                                   205,857                100,041
     Accumulated other comprehensive (loss)                                               (8,066)                (3,791)
                                                                                       ---------              ---------
        Total stockholders' equity                                                       427,270                292,162
                                                                                       ---------              ---------
        Total liabilities and stockholders' equity                                     $ 649,412              $ 584,437
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

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                               For the Three Months Ended
                                                                       -----------------------------------------
                                                                       September 30, 2000     September 30, 1999
                                                                       ------------------     ------------------
Net sales                                                                   $ 194,073             $ 171,090

Cost of sales                                                                  70,857                61,903

                                                                            ---------             ---------
  Gross profit                                                                123,216               109,187

Selling, general and administrative expenses                                   59,712                57,075

Research and development expenses                                              10,394                 8,634

Goodwill and purchased technology amortization                                  1,755                 1,999

                                                                            ---------             ---------
  Operating income                                                             51,355                41,479

Interest (income) expense, net                                                   (322)                1,794

                                                                            ---------             ---------
  Income before income taxes                                                   51,677                39,685

Provision for income taxes                                                     13,435                10,715

                                                                            ---------             ---------
  Net income                                                                   38,242                28,970

Less: accretion of and 6% dividend on preferred stock                              --                   247

                                                                            ---------             ---------
  Net income available to common stockholders                               $  38,242             $  28,723
                                                                            =========             =========

                                                                            ---------             ---------
Net income per basic common share                                           $    0.30             $    0.23
                                                                            =========             =========

Weighted average number of basic common shares                                128,485               123,509

                                                                            ---------             ---------
Net income per diluted common share                                         $    0.28             $    0.22
                                                                            =========             =========

Weighted average number of diluted common shares and equivalents              137,430               133,222

The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                              For the Nine Months Ended
                                                                       --------------------------------------
                                                                       September 30, 2000  September 30, 1999
                                                                       ------------------  ------------------
Net sales                                                                   $569,990            $503,732

Cost of sales                                                                208,469             186,237

                                                                            --------            --------
  Gross profit                                                               361,521             317,495

Selling, general and administrative expenses                                 181,167             167,116

Research and development expenses                                             31,313              26,341

Goodwill and purchased technology amortization                                 5,326               6,078

                                                                            --------            --------
  Operating income                                                           143,715             117,960

Interest expense, net                                                            722               7,206

                                                                            --------            --------
  Income before income taxes                                                 142,993             110,754

Provision for income taxes                                                    37,177              29,904

                                                                            --------            --------
  Net income                                                                 105,816              80,850

Less: accretion of and 6% dividend on preferred stock                             --                 736

                                                                            --------            --------
  Net income available to common stockholders                               $105,816            $ 80,114
                                                                            ========            ========

                                                                            --------            --------
Net income per basic common share                                           $   0.83            $   0.65
                                                                            ========            ========

Weighted average number of basic common shares                               126,984             122,572

                                                                            --------            --------
Net income per diluted common share                                         $   0.78            $   0.60
                                                                            ========            ========

Weighted average number of diluted common shares and equivalents             136,369             132,446

The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                   For the Nine Months Ended
                                                                           -----------------------------------------
                                                                           September 30, 2000     September 30, 1999
                                                                           ------------------     ------------------
Cash flows from operating activities:
    Net income                                                                  $ 105,816             $  80,850
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               21,914                19,686
       Amortization of debt issuance costs                                            552                   552
       Compensatory stock option expense                                              166                   165
       Tax benefit related to stock option activity                                15,100                 9,350
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                 (27,041)                4,759
       (Increase) in inventories                                                  (11,024)               (6,589)
       (Increase) in other current assets                                          (4,945)               (2,253)
       (Increase) in other assets                                                  (5,315)                 (526)
       Increase in accounts payable and other current liabilities                  17,290                 6,381
       Increase (decrease) in deferred revenue and customer advances                5,945                  (533)
       (Decrease) in other liabilities                                             (2,912)               (1,344)
                                                                                ---------             ---------
          Net cash provided by operating activities                               115,546               110,498
Cash flows from investing activities:
    Additions to property, plant and equipment                                    (22,970)              (12,947)
    Software capitalization                                                        (4,029)               (3,800)
    Loans to officers                                                                 312                 1,114
    Investment in unaffiliated company                                             (7,595)                    -
    Business acquisitions, net of cash acquired                                    (1,709)                   --
                                                                                ---------             ---------
          Net cash (used in) investing activities                                 (35,991)              (15,633)
Cash flows from financing activities:
    Net (repayment) of bank debt                                                  (77,849)             (105,694)
    Proceeds from stock option and stock purchase plan activity                    18,300                10,149
                                                                                ---------             ---------
          Net cash (used in) financing activities                                 (59,549)              (95,545)
Effect of exchange rate changes on cash and cash equivalents                         (613)                 (507)
                                                                                ---------             ---------
          Increase (decrease) in cash and cash equivalents                         19,393                (1,187)
Cash and cash equivalents at beginning of period                                    3,803                 5,497
                                                                                ---------             ---------
          Cash and cash equivalents at end of period                            $  23,196             $   4,310
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

2. Investment Policy

The Company's investment policy guidelines for marketable securities have been established to ensure the safety and preservation of principal, meet the Company's liquidity needs and optimize after-tax yields subject to the constraints of the policy. The Company's policy permits the investment in marketable securities such as U.S. Treasury instruments, commercial paper or money market funds with AAA or equivalent investment ratings with weighted average maturities not to exceed 6 months. These securities are intended to be available-for-sale and, in accordance with Statement of Financial Accounting Standard ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, any unrealized gains or losses deemed temporary in nature are classified as a separate component of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. As of September 30, 2000 and December 31, 1999 there were no investments and related unrealized gains or losses from these marketable securities.

3. Inventories

Inventories are classified as follows:

                                           September 30,            December 31,
                                                    2000                    1999
                                           -------------            ------------

Raw materials                                    $32,238                 $27,155
Work in progress                                  19,181                  14,446
Finished goods                                    34,674                  38,762
                                                 -------                 -------

Total inventories                                $86,093                 $80,363
                                                 =======                 =======

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

4. Variagenics Alliance

In June 2000, the Company formed a strategic alliance with Variagenics, Inc. ("Variagenics") to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics is a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority equity ownership and $3.0 million for a license to manufacture and sell reagents. The Company could pay up to $4 million in future milestone payments and is obligated to pay royalties on net sales of the reagent kits.

      The investment in Variagenics is included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income. The license is being amortized on a straight-line basis over its useful life of 15 years.

5. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2000 and 1999, was 26% and 27%, respectively. The Company's effective tax rate for the nine months ended September 30, 2000 and 1999, was 26% and 27%, respectively.

6. Earnings Per Share

Basic and diluted EPS calculations are detailed as follows:

                                                                -------------------------------------------------
                                                                       Nine Months Ended September 30, 2000
                                                                -------------------------------------------------

                                                                  Income              Shares            Per Share
                                                                (Numerator)        (Denominator)          Amount
                                                                -----------        -------------        ---------
Net income                                                       $105,816
                                                                 --------            --------            --------
Income per basic common share                                    $105,816             126,984            $   0.83
                                                                 ========            ========            ========

Effect of dilutive securities:
     Options outstanding                                                                8,114
     Options exercised                                                                  1,271
                                                                 --------            --------            --------
Income per diluted common share                                  $105,816             136,369            $   0.78
                                                                 ========            ========            ========

                                                                -------------------------------------------------
                                                                       Nine Months Ended September 30, 1999
                                                                -------------------------------------------------

                                                                  Income              Shares            Per Share
                                                                (Numerator)        (Denominator)          Amount
                                                                -----------        -------------        ---------
Net income                                                       $ 80,850
Less: Accretion of and 6% dividend on preferred stock                 736
                                                                 --------            --------            --------
Income per basic common share                                    $ 80,114             122,572            $   0.65
                                                                 ========            ========            ========

Effect of dilutive securities:
     Options outstanding                                                                8,898
     Options exercised                                                                    976
                                                                 --------            --------            --------
Income per diluted common share                                  $ 80,114             132,446            $   0.60
                                                                 ========            ========            ========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               ------------------------------------------------
                                                                      Three Months Ended September 30, 2000
                                                               ------------------------------------------------

                                                                  Income             Shares           Per Share
                                                               (Numerator)       (Denominator)          Amount
                                                               -----------       -------------        ---------
Net income                                                       $38,242
                                                                 -------            -------            -------
Income per basic common share                                    $38,242            128,485            $  0.30
                                                                 =======            =======            =======

Effect of dilutive securities:
     Options outstanding                                                              8,555
     Options exercised                                                                  390
                                                                 -------            -------            -------
Income per diluted common share                                  $38,242            137,430            $  0.28
                                                                 =======            =======            =======

                                                               ------------------------------------------------
                                                                      Three Months Ended September 30, 1999
                                                               ------------------------------------------------

                                                                  Income             Shares           Per Share
                                                               (Numerator)       (Denominator)          Amount
                                                               -----------       -------------        ---------
Net income                                                       $28,970
Less: Accretion of and 6% dividend on preferred stock                247
                                                                 -------            -------            -------
Income per basic common share                                    $28,723            123,509            $  0.23
                                                                 =======            =======            =======

Effect of dilutive securities:
     Options outstanding                                                              9,251
     Options exercised                                                                  462
                                                                 -------            -------            -------
Income per diluted common share                                  $28,723            133,222            $  0.22
                                                                 =======            =======            =======

      For the three months and nine months ended September 30, 2000, the Company had 0 and 2 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. For the three months and nine months ended September 30, 1999, the Company had no stock option securities that were antidilutive.

7. Comprehensive Income

Comprehensive income details follow:

                                                        Nine Months           Nine Months         Three Months          Three Months
                                                              Ended                 Ended                Ended                 Ended
                                                      September 30,         September 30,        September 30,         September 30,
                                                               2000                  1999                 2000                  1999
                                                          ----------        -------------        -------------         -------------
Net income                                                $ 105,816             $  80,850            $  38,242             $  28,970
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax         (7,191)                1,022               (2,744)                  447
Unrealized gain on investment, net of tax                     2,916                    --                2,916                    --
                                                          ---------             ---------            ---------             ---------
Comprehensive income                                      $ 101,541                81,872               38,414                29,417
                                                          =========             =========            =========             =========

8. Business Segment Information

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

9. Stockholders' Equity

On February 29, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from one hundred million to two hundred million shares, contingent upon shareholder approval at the Company's Annual Meeting. On May 4, 2000, shareholders approved the amendment.

      On July 13, 2000, the Board of Directors approved a two-for-one common stock split, in the form of a 100% stock dividend. Shareholders of record on August 4, 2000 received the stock dividend on or about August 25, 2000. All share and per share amounts have been retroactively restated to reflect the stock split.

10. New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a replacement of FASB Statement No. 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect tha application of SFAS 140 to have a material impact on its financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion 25. FIN 44 clarifies the application of APB Opinion 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 as required with no significant effect on the Company's financial position or results of operations.

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

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and previously was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management is currently determining the impact of the new standards, they are not expected to be material to the Company.
                                         11

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:

Net sales for the three month period ended September 30, 2000 (the "2000 Quarter") and the nine month period ended September 30, 2000 (the "2000 Period") were $194.1 million and $570.0 million, respectively, compared to $171.1 million for the three month period ended September 30, 1999 (the "1999 Quarter") and $503.7 million for the nine month period ended September 30, 1999 (the "1999 Period"), an increase of 13% for both the quarter and the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 18% over the 1999 Quarter and 16% over the 1999 Period. The 2000 Quarter and 2000 Period reflected continued strong demand across all major geographies. Sales were particularly strong to life science customers and for mass spectrometry products in general. Sales of time-of-flight mass spectrometry products continued to perform well with sales growing in excess of 50% in the 2000 Quarter as a result of expanding customers needs in proteomics, drug discovery and drug development application areas. Currency translation reduced sales growth rates by five percentage points in the 2000 Quarter primarily due to weakening of the Euro and British pound, which was partially offset by appreciation of the Japanese yen. If unchanged from today's levels, currency rates will continue to present a translation challenge in the fourth quarter of 2000 and in 2001.

Gross Profit:

Gross profit for the 2000 Quarter and the 2000 Period was $123.2 million and $361.5 million, respectively, compared to $109.2 million for the 1999 Quarter and $317.5 million for the 1999 Period, an increase of $14.0 million or 13% for the quarter and $44.0 million or 14% for the period. Gross profit as a percentage of sales decreased to 63.5% in the 2000 Quarter from 63.8% in the 1999 Quarter as translation effects on sales were partially offset by productivity improvements. Gross profit as a percentage of sales increased to 63.4% in the 2000 Period from 63.0% in the 1999 Period as the Company continues to benefit from productivity improvements which were offset, to a certain extent, by the effects of currency translation.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2000 Quarter and the 2000 Period were $59.7 million and $181.2 million, respectively, compared to $57.1 million for the 1999 Quarter and $167.1 million for the 1999 Period. As a percentage of net sales, selling, general and administrative expenses decreased to 30.8% for the 2000 Quarter from 33.4% for the 1999 Quarter and 31.8% for the 2000 Period from 33.2% for the 1999 Period as a result of higher sales volume and expense controls. The $2.6 million or 5% increase for the quarter and $14.1 million or 8% increase for the period in total expenditures primarily resulted from increased headcount and related costs required to support increased sales levels, both of which were reduced by the effects of currency translation.

Research and Development Expenses:

Research and development expenses were $10.4 million for the 2000 Quarter and $31.3 million for the 2000 Period, compared to $8.6 million for the 1999 Quarter and $26.3 million for the 1999 Period, an increase of $1.8 million or 20% from the 1999 Quarter and $5.0 million or 19% from the 1999 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization for the 2000 Quarter and the 2000 Period was $1.8 million and $5.3 million, respectively, compared to $2.0 million for the 1999 Quarter and $6.1 million for the 1999 Period, a decrease of $.2 million or 12% for the quarter and $.8 million or 12% for the period. The expense decreased primarily because a portion of purchased technology reached full amortization in 1999.

Operating Income:

Operating income for the 2000 Quarter and the 2000 Period was $51.4 million and $143.7 million, respectively, compared to $41.5 million for the 1999 Quarter and $118.0 million for the 1999 Period, an increase of $9.9 million or 24% for the quarter and $25.7 million or 22% for the period. Waters improved operating income levels on the strength of sales growth, volume leverage and continued focus on cost controls.

Interest (Income) Expense, Net:

Net interest income was ($.3) million for the 2000 Quarter compared to net interest expense of $1.8 million for the 1999 Quarter, a decrease of $2.1 million. Net interest expense was $.7 million for the 2000 Period compared to $7.2 million for the 1999 Period, a decrease of $6.5 million. The current quarter and period decrease primarily reflected lower average debt levels as a result of debt repayments from the Company's cash flow.

Provision for Income Taxes:

The Company's effective income tax rate was 26% in the 2000 Quarter and 2000 Period and 27% in the 1999 Quarter and 1999 Period. The 2000 tax rate decreased primarily due to a favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Net Income:

Income for the 2000 Quarter and the 2000 Period was $38.2 million and $105.8 million, respectively, compared to $29.0 million for the 1999 Quarter and $80.9 million for the 1999 Period. The improvement over 1999 was a result of sales growth, productivity improvement in all operating areas, a decline in interest expense and the impact of a decrease in the Company's effective income tax rate.

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

Liquidity and Capital Resources

During the 2000 Period, net cash provided by the Company's operating activities was $115.5 million, primarily as a result of net income for the period after adding back depreciation and amortization and the tax benefit related to stock option activity, less net working capital needs. In terms of working capital, $38.1 million of cash was used for accounts receivable and inventory growth related to current and future sales, and $23.2 million of cash was provided from an increase in accounts payable, deferred revenue and customer advances, and other current liabilities. The Company also received $18.3 million of combined proceeds from the exercise of stock options and the purchase of stock. Primary uses of cash flow during the period were $77.8 million of net bank debt repayment, $27.0 million of property, plant and equipment and software capitalization investments, and $9.3 million of business investments.

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

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the health care market and the pharmaceutical industry, changes in distribution of the Company's products, and foreign exchange fluctuations. Please refer to the Company's Form 10-K for a more detailed discussion on risk factors.

Part II: Other Information

Item 1. Legal Proceedings

      From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. The Company does not believe that the matters in which it or its subsidiaries are currently involved, either individually or in the aggregate, are material to the Company or its subsidiaries.

      The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). PE withdrew its claim for infringement preserving its right to appeal rulings interpreting the claims of the PE patent. The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE has appealed the District Court judgment in favor of TAI to a federal appellate court. PE has also filed a motion for post-judgment relief which motion has been denied. The District Court's judgment, with respect to PE's infringement of the TAI patents, has been affirmed. The District Court's judgment with respect to TAI's non-infringement of the PE patent has been reversed and remanded to the District Court for further proceedings. PE has appealed the appellate court decision, that PE failed to preserve certain arguments on appeal, to the U.S. Supreme Court. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

      The Company has filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents have been filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company is appealing the German decision. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, has brought an action alleging certain features of the Alliance pump may infringe the HP patent. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

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

Item 2. Changes in Securities

      On July 13, 2000, the Board of Directors approved a two-for-one common stock split through the payment of a stock dividend in an amount equal to one share of common stock for each share of common stock issued and outstanding. Shareholders of record on August 4, 2000 received the stock dividend on or about August 25, 2000.

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      A.    Exhibit 10.22      Third Amendment to Amended and Restated Credit
                               Agreement, dated as of September 14, 2000

            Exhibit 27.1       Financial Data Schedule

      B. No reports on Form 8-K were filed during the three months ended September 30, 2000.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000               Waters Corporation


                                      /s/ Philip S. Taymor
                                      ------------------------------
                                      Philip S. Taymor
                                      Senior Vice President and Chief Financial
                                      Officer