Form 10-K
period 2000-12-31
WATERS CORP /DE/
filed 2001-03-27
CIK 1000697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                        Commission File Number: 01-14010

                               ----------------

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

                     Common Stock, par value $.01 per share
                         New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   State the aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 19, 2001: $6,195,863,995.

   Indicate the number of shares outstanding of the registrant's common stock as of March 19, 2001: 130,439,242

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 2000 Annual Report to Stockholders are incorporated by reference in Parts I and II.

   Portions of the proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WATERS CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10K

                                     INDEX

 Index
  No.                                                                      Page
 -----                                                                     ----
                                     PART I

  1.   Business.........................................................     1
  2.   Properties.......................................................     6
  3.   Legal Proceedings................................................     7
  4.   Submission of Matters to a Vote of Security Holders..............     7
       Executive Officers...............................................     8

                                    PART II

           Market for Registrant's Common Equity and Related Stockholder
  5.   Matters..........................................................     9
  6.   Selected Financial Data..........................................     9
         Management's Discussion and Analysis of Financial Condition and
  7.   Results of Operations............................................    10
  7a.  Quantitative and Qualitative Disclosures About Market Risk.......    10
  8.   Financial Statements and Supplementary Data......................    10
         Changes In and Disagreements With Accountants on Accounting and
  9.   Financial Disclosure.............................................    10

                                    PART III

 10.   Directors and Executive Officers of the Registrant...............    11
 11.   Executive Compensation...........................................    11
 12.   Security Ownership of Certain Beneficial Owners and Management...    11
 13.   Certain Relationships and Related Transactions...................    11

                                    PART IV

 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..    11
       Signatures.......................................................    14

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

 Business Segments

   The Company operates in the analytical instrument industry, with manufacturing and distribution expertise in three complementary technologies: high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service; mass spectrometry instruments that can be integrated and used along with other analytical instruments, especially HPLC; and thermal analysis and rheology instruments. The Company also operates in several geographic segments. See Footnote 15 to the Financial Statements for detailed results by geographic segment and products and service revenue found in the 2000 Annual Report, which is incorporated herein by reference.

 Business

   Waters, an analytical instrument manufacturer, is the world's largest manufacturer and distributor of HPLC instruments, chromatography columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through Micromass, Waters is a market leader in the development, manufacture, and distribution of mass spectrometry instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through TAI, Waters is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

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

   Waters manufactures over 100 HPLC instrument types. A complete HPLC system consists of five basic components: the solvent delivery system, the sample injector, the separation column, the detector and the data acquisition unit. The solvent delivery system pumps the solvent through the HPLC system, while the sample injector injects the sample into the solvent flow. The separation column then separates the sample into its components for analysis by the detector, which measures the presence and amount of the constituents. The data acquisition unit then records and stores the information from the detector. Consumable products primarily are columns packed with separation media used in the HPLC testing process and are replaced at regular intervals. The separation column contains one of several types of packing, typically stationary phase packing made from silica. As the sample flows through the column, it is separated into its constituent components.

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

   Instruments and data products comprise about two thirds of the Company's total revenue. Consumable products and service comprise the remaining one third.

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

   The Company does not rely on any one customer or group of customers for a material portion of its sales. During fiscal 2000, no customer accounted for more than 2% of the Company's net sales.

 Research and Development

   Waters maintains an active research and development program focused on the development and commercialization of products which both complement and updates the existing product offering. The Company's research and development expenditures for 2000, 1999 and 1998, were $42.5 million, $36.1 million and $34.4 million, respectively. Nearly all of the current HPLC products of the Company have been developed at the main research and development center in Milford, Massachusetts, with input and feedback from Waters' extensive field organization. The majority of the mass spectrometry products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company's research and development center in New Castle, Delaware. There are approximately 400 employees involved in the Company's research and development efforts.

 Sales and Service

   Waters has the largest sales and service team focused exclusively on HPLC in the industry. Across all technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 1,100 field representatives in 86 sales offices throughout the world. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

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

   The Company manufactures its HPLC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data and software components for the Company's HPLC and mass spectrometry product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA to produce Class 1 medical devices.

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

   The market for consumable HPLC products, including separation columns, is also highly competitive but is more fragmented than the analytical instruments market. Waters encounters competition in the columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns, and distributes its own product. Waters competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price.

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

 Employees

   Waters employs approximately 3,200 employees, 54% of whom are located in the United States. Labor relations are considered to be excellent, and Waters' employees are not represented by any union.

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

 Risk Factors

   Forward-Looking Statements

   Certain of the statements in this Form 10-K and the documents incorporated in this Form (including portions of our Annual Report) are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company's new products, (ii) the Company's growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company's business and (iv) the Company's ability to continue to control costs and maintain quality. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the

Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) general changes in the economy or marketplace including currency fluctuations, in particular with regard to the Eurocurrency, (iii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors and (iv) the ability of the Company to generate increased sales and profitability from new product introductions, as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

   Competition and the Analytical Instrument Market

   The analytical instrument market; in particular, the portion related to the Company's HPLC, mass spectrometry and thermal analysis product lines; is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Certain competitors are divisions of significantly larger companies which have greater financial and other resources than the Company. There can be no assurances that the Company's competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. Additionally, the market may, from time to time, experience low sales growth. Approximately 64% of the Company's net sales in 2000 were to the worldwide pharmaceutical industry, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company's results of operations.

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

   Foreign Operations and Exchange Rates

   Approximately 57% of Waters' 2000 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

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

ITEM 2: PROPERTIES

   Waters operates 17 United States facilities and 71 international facilities. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next few years. The Company's primary facilities are summarized in the table below.

                           Primary Facility Locations

                                                                     Square Feet
                  Location                Function (1)  Owned/Leased   (000's)
                  --------                ------------- ------------ -----------
   Franklin, MA.......................... D                Leased         30
   Milford, MA........................... M, R, S, A        Owned        465
   Taunton, MA........................... M                 Owned         32
   Etten-Leur, Netherlands............... S, D, A          Leased         37
   St. Quentin, France................... S, A             Leased         30
   Singapore............................. S, A             Leased          6
   Tokyo, Japan.......................... R, S, A          Leased         28
   Wexford, Ireland...................... M, R, S          Leased         28
   New Castle, DE........................ M, R, S, D, A    Leased         71
   Leatherhead, England.................. M, R, S, D       Leased         10
   Beverly, MA........................... S, D, A          Leased         66
   Cheshire, England..................... M, R, S          Leased         28
   Manchester, England................... M, R, S, D, A    Leased         54(2)

--------
(1) M = Manufacturing; R = Research; S = Sales; D = Distribution; A = Administration
(2) Excludes 35 thousand square feet of additional space for research, sales and administration purposes presently under construction and scheduled for occupancy in the spring of 2001.

   Waters operates and maintains 12 field offices in the United States and 64 field offices abroad in addition to sales offices in the primary facilities listed above. The Company's field office locations are listed below.

                           Field Office Locations (3)

      United States                          International
   -------------------  --------------------------------------------------------
   Tustin, CA           Australia      India                      Sweden
   Wood Dale, IL        Austria        Italy                      Switzerland
   Fairfax, VA          Belgium        Japan                      Taiwan
   Cary, NC             Brazil         Korea                      United Kingdom
   Morristown, NJ       Canada         Mexico
   Houston, TX          Czech Republic Netherlands
   Dublin, CA           Denmark        Norway
   Ann Arbor, MI        Finland        People's Republic of China
   Capitola, CA         France         Poland
   Rolling Meadows, IL  Germany        Puerto Rico
   Spring, TX           Hong Kong      Russia
                        Hungary        Spain

--------
(3) Waters operates more than one office within certain states and foreign countries.

ITEM 3: LEGAL PROCEEDINGS

   From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. The Company does not believe that the matters in which it or its subsidiaries are currently involved, either individually or in the aggregate, are material to the Company or its subsidiaries.

   The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court's judgment, with respect to PE's infringement of the TAI patents, was affirmed. The District Court's judgment with respect to TAI's non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings. PE appealed the appellate court decision, that PE failed to preserve certain arguments on appeal, to the U.S. Supreme Court and that appeal was denied. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

   The Company has filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents have been filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company is appealing the German decision. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patent. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

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

   PE Corporation, MDS Inc. and Perkin-Elmer Sciex Instruments have filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, alleging one or more mass spectroscopy instrument products infringes upon a patent. The Company believes that it does not infringe the patent. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                               EXECUTIVE OFFICERS

   Douglas A. Berthiaume, 52, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as President, Chief Executive Officer and a Director of the Company since August 1994. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is a Director of Genzyme Corporation.

   Arthur G. Caputo, 49, has been Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined the Predecessor in October 1977 and has held a number of positions in sales within the Predecessor and Millipore. Prior to his current position, he was Senior Vice President and General Manager of Millipore's North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and also served as the General Manager of Waters' North American field sales, support and marketing functions.

   Thomas W. Feller, 60, has been Senior Vice President, E-Business Initiative of the Company since January 2000. Prior to his current position, he was Senior Vice President, Operations of the Company from August 1994 to December 1999. He joined Millipore in 1977 and moved to the Predecessor as Vice President of Operations in 1980. Mr. Feller returned to Millipore Operations in 1985 before becoming Senior Vice President of Manufacturing Operations for the Predecessor in January 1991. Prior to joining Millipore, Mr. Feller held various production and manufacturing positions at Johnson and Johnson, Jensen Speaker and Baxter Travenol. Mr. Feller is scheduled to retire in fiscal 2001.

   John R. Nelson, 57, has been Senior Vice President, Research, Development and Engineering of the Company since August 1994. He joined the Predecessor in August 1976 and has held a variety of positions in marketing as well as research and development, including Vice President Waters Research Development and Engineering, Senior Vice President Worldwide Marketing Operations and Senior Vice President of Product Development. Mr. Nelson is also responsible for the Company's Micromass Limited and TA Instruments, Inc. operations.

   Philip S. Taymor, 45, has been Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since August 1994. He joined Millipore in May 1981 and held several positions in the Millipore organization, including Corporate Controller, Director of Finance of Millipore's Membrane Division and Manager of Corporate Accounting. Mr. Taymor joined the Predecessor in early 1992. His current responsibilities include business and financial planning, accounting and financial reporting, treasury operations, legal, tax and information systems. Mr. Taymor joined Millipore from Grant Thornton & Company, Certified Public Accountants.

   Brian K. Mazar, 43, Senior Vice President, Human Resources and Investor Relations, has directed Human Resources and Investor Relations since August 1994. He joined the Predecessor in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning Inc.

   Devette W. Russo, 48, Senior Vice President, Chromatography Consumables Division, has directed the Chromatography Consumables Division since 1990. She joined the Predecessor in 1975 as a Marketing Communications Account Manager, and has held a variety of positions within the Predecessor and Millipore in marketing before assuming her current responsibilities as Senior Vice President, Chromatography Consumables Division. Prior positions include Director of Corporate Communications for Millipore and Vice President of Marketing for the Chemistry Division. Ms. Russo held various marketing and application support roles before joining the Millipore organization.

   John A. Ornell, 43, has been Vice President, Operations of the Company since January 2000. He joined Waters in 1990 and most recently was Vice President of Manufacturing and Engineering. During his years at

Waters, he has had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company's worldwide business systems.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 19, 2001, the Company had approximately 259 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in the past two years and does not plan to pay dividends in the foreseeable future.

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

   The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange (adjusted to reflect the two-for-one stock split discussed above) is as follows:

                                                                Price
                                                                Range
                                                               -------------
     For the quarter ended                                     High      Low
     ---------------------                                     ----      ---
     March 31, 1999........................................... 27 1/16   18 1/8
     June 30, 1999............................................ 28 1/4    23 1/4
     September 30, 1999....................................... 33 13/16  24 3/8
     December 31, 1999........................................ 33 1/16   18 1/2
     March 31, 2000........................................... 53 3/8     22
     June 30, 2000............................................ 64 3/4    38 23/32
     September 30, 2000....................................... 90 3/8    59 5/16
     December 31, 2000........................................ 88 1/2    62 11/16

ITEM 6: SELECTED FINANCIAL DATA

   Reference is made to information contained in the section entitled "Selected Financial Data" on page 44 of the 2000 Annual Report, which information is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Reference is made to the information on pages 19 to 23 of the 2000 Annual Report, which information is incorporated herein by reference.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Reference is made to the information on page 22 of the 2000 Annual Report, which information is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the Company's consolidated financial statements and notes thereto on pages 25 to 45 of the 2000 Annual Report together with the "Report of Independent Accountants" dated January 23, 2001 on page 24 and including "Quarterly Results" on pages 42 and 43, which information is incorporated herein by reference.

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

   b. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(A) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report:

    (1) Financial Statements: Reference is made to the Company's consolidated financial statements and notes thereto on pages 25 to 45 of the 2000 Annual Report, which information is incorporated herein by reference.

    (2) Financial Statement Schedules:

                      WATERS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                for the years ended December 2000, 1999 and 1998

                                 Balance at
                                 Beginning                        Balance at
                                 of Period  Additions Deductions End of Period
                                 ---------- --------- ---------- -------------
   Allowance for Doubtful
    Accounts and Sales Returns:
     2000......................    $3,741    $1,263    $(2,189)     $2,815
     1999......................    $2,966    $1,197      $(422)     $3,741
     1998......................    $2,785    $  617      $(436)     $2,966

    (3) Exhibits:

     Exhibit
     Number                        Description of Document
     -------                       -----------------------

       2.1 Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK
              Buy-Out Fund III Trust I and Others, Waters Corporation and
              Waters Technologies Corporation. Incorporated by reference to the Registrant's Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.

       3.1   Second Amended and Restated Certificate of Incorporation of Waters
              Corporation. (1)

       3.11  Certificate of Amendment of Second Amended and Restated
              Certificate of Incorporation of Waters Corporation, as amended
              May 12, 1999. (3)

       3.12  Certificate of Amendment of Second Amended and Restated
              Certificate of Incorporation of Waters Corporation, as amended
              July 27, 2000. (6)

       3.2 Amended and Restated Bylaws of Waters Corporation, as amended to date. (1)

      10.1 Amended and Restated Credit Agreement, dated as of June 16, 1997 among Waters Corporation, Waters Technologies Corporation,
              Bankers Trust Company and other Lenders party thereto. (5)

      10.2 First Amendment to Amended and Restated Credit Agreement dated as of September 4, 1997. (5)

      10.21 Second Amendment to Amended and Restated Credit Agreement, dated as of February 7, 2000. (5)

      10.22 Third Amendment to Amended and Restated Credit Agreement dated as of September 14, 2000. (7)

      10.23 Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2001.

      10.3   Waters Corporation Second Amended and Restated 1996 Long-Term
              Performance Incentive Plan. (5)

      10.4 Waters Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B of the 1996 Proxy Statement.

      10.41  December 1999 Amendment to the Waters Corporation 1996 Employee
              Stock Purchase Plan. (4)

      10.42  March 2000 Amendment to the Waters Corporation 1996 Employee Stock
              Purchase Plan. (4)

      10.43  June 1999 Amendment to the Waters Corporation 1996 Employee Stock
              Purchase Plan.

      10.44  July 2000 Amendment to the Waters Corporation 1996 Employee Stock
              Purchase Plan.

     Exhibit
     Number                        Description of Document
     -------                       -----------------------

      10.5   Waters Corporation 1996 Non-Employee Director Deferred
              Compensation Plan. Incorporated by reference to Exhibit C of the 1996 Proxy Statement.

      10.51  First Amendment to the Waters Corporation 1996 Non-Employee
              Director Deferred Compensation Plan. (5)

      10.6   Waters Corporation Amended and Restated 1996 Non-Employee Director
              Stock Option Plan. (5)

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

      10.9   WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan
              (including Form of Amended and Restated Stock Option Agreement).
              (2)

      10.91  Amendment to the WCD Investors, Inc. Amended and Restated 1994
              Stock Option Plan. (5)

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

      10.13  Form of Management Subscription Agreement, dated as of August 18,
              1994, between WCD Investors, Inc. and certain members of management. (2)

      10.14  1999 Management Incentive Plan. (3)

      13.1   2000 Annual Report to Stockholders.

      21.1   Subsidiaries of Waters Corporation. (1)

      23.1   Consent of PricewaterhouseCoopers LLP

--------
(1) Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-3810).
(3) Incorporated by reference to the Registrant's Report on Form 10-Q dated August 11, 1999.
(4) Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 2000.
(5) Incorporated by reference to the Registrant's Report on Form 10-Q dated May 8, 2000.
(6) Incorporated by reference to the Registrant's Report on Form 10-Q dated August 8, 2000.
(7) Incorporated by reference to the Registrant's Report on Form 10-Q dated November 14, 2000.

    (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three-month period ended December 31, 2000, except those for informational purposes only.

    (c) See (3) above.

    (d) Not Applicable.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Waters Corporation

                                                  /s/ Philip S. Taymor
                                          By: _________________________________
                                                      Philip S. Taymor
                                               Senior Vice President, Finance
                                                and Administration and Chief
                                                     Financial Officer

Date: March 27, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2001.

              Signature                          Title
              ---------                          -----

    /s/ Douglas A. Berthiaume          Chairman of the Board of
______________________________________  Directors, Chief
        Douglas A. Berthiaume           Executive Officer and
                                        President (principal
                                        executive officer)

       /s/ Philip S. Taymor            Senior Vice President,
______________________________________  Finance and
           Philip S. Taymor             Administration and Chief
                                        Financial Officer
                                        (principal financial
                                        officer and principal
                                        accounting officer)

      /s/ Joshua Bekenstein            Director
______________________________________
          Joshua Bekenstein

    /s/ Dr. Michael J. Berendt         Director
______________________________________
        Dr. Michael J. Berendt

       /s/ Philip Caldwell             Director
______________________________________
           Philip Caldwell

        /s/ Edward Conard              Director
______________________________________
            Edward Conard

   /s/ Dr. Laurie H. Glimcher          Director
______________________________________
        Dr. Laurie H. Glimcher

      /s/ William J. Miller            Director
______________________________________
          William J. Miller

       /s/ Thomas P. Salice            Director
______________________________________
           Thomas P. Salice