Form 10-Q
period 2001-03-31
WATERS CORP /DE/
filed 2001-05-14
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________.


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     Yes  [X]          No [ ]



Number of shares outstanding of the Registrant's common stock as of May 11, 2001: 130,460,073.

                      WATERS CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



                                                                 Page
                                                                 ----
PART I                   FINANCIAL INFORMATION

Item 1.                   Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 and       3
         December 31, 2000

         Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2000                       4


         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000                       5


         Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10


Item 3.  Quantitative and Qualitative Disclosures About Market     11
         Risk

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                         12
Item 2.  Changes in Securities                                     12
Item 3.  Defaults Upon Senior Securities                           13
Item 4.  Submission of Matters to a Vote of Security Holders       13
Item 5.  Other Information                                         13
Item 6.  Exhibits and Reports on Form 8-K                          13

         SIGNATURES                                                14

                      WATERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            MARCH 31, 2001                   December 31, 2000
                                                                          ------------------                 ------------------
                                                                              (UNAUDITED)

ASSETS

Current assets:
     Cash and cash equivalents                                                 $ 89,192                           $ 75,509
     Accounts receivable, less allowances for doubtful accounts of
         $3,156 and $2,815 at March 31, 2001 and December 31, 2000,
         respectively                                                           166,226                            167,713
     Inventories                                                                 96,210                             87,275
     Other current assets                                                        20,363                             13,299
                                                                          ------------------                 ------------------
         Total current assets                                                   371,991                            343,796

Property, plant and equipment, net of accumulated depreciation of $72,347 and $68,357 at March 31, 2001 and December 31,
     2000, respectively                                                         104,700                            102,608
Other assets                                                                     78,116                             80,486
Goodwill, less accumulated amortization of $20,265 and $19,464 at
     March 31, 2001 and December 31, 2000, respectively                         163,243                            165,455
                                                                          ------------------                 ------------------
     Total assets                                                              $718,050                           $692,345
                                                                          ===================                ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                2,277                              4,879
     Accounts payable                                                            37,079                             43,310
     Accrued compensation                                                         7,119                             18,299
     Deferred revenue and customer advances                                      45,913                             40,044
     Accrued retirement plan contributions                                        4,901                              4,405
     Accrued income taxes                                                        46,931                             45,653
     Accrued other taxes                                                          3,570                              3,590
     Other current liabilities                                                   59,104                             60,353
                                                                          ------------------                 ------------------
        Total current liabilities                                               206,894                            220,533
     Other liabilities                                                           19,015                             20,031
                                                                          ------------------                 ------------------
        Total liabilities                                                       225,909                            240,564

Stockholders' equity:
     Common stock, par value $0.01 per share, 200,000 shares authorized,
         130,443 and 129,811 shares issued and outstanding at March 31,
         2001 and December 31, 2000, respectively                                 1,304                              1,298
     Additional paid-in capital                                                 221,921                            213,261
     Retained earnings                                                          283,783                            245,383
     Accumulated other comprehensive (loss)                                     (14,867)                            (8,161)
                                                                          ------------------                 ------------------
         Total stockholders' equity                                             492,141                            451,781
                                                                          ------------------                 ------------------
         Total liabilities and stockholders' equity                            $718,050                           $692,345
                                                                          ===================                ===================

The accompanying notes are an integral part of the consolidated financial statements.



                        WATERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)




                                                                                        FOR THE THREE MONTHS ENDED
                                                                               --------------------------------------------
                                                                                 MARCH 31, 2001               MARCH 31, 2000
                                                                                ----------------              ---------------
Net sales                                                                            $201,032                     $180,202

Cost of sales                                                                          73,298                       66,340
                                                                                 ---------------               --------------

    Gross profit                                                                      127,734                      113,862

Selling, general and administrative expenses                                           65,907                       60,395

Research and development expenses                                                      11,038                       10,362

Goodwill and purchased technology amortization                                          1,748                        1,811
                                                                                 ---------------               --------------

     Operating income                                                                  49,041                       41,294

Interest income (expense), net                                                          1,486                         (701)
                                                                                 ---------------               --------------
     Income before income taxes                                                        50,527                       40,593

Provision for income taxes                                                             12,127                       10,545
                                                                                 ---------------               --------------
     Income before cumulative effect of change in accounting principle                 38,400                       30,048

Cumulative effect of change in accounting principle                                         -                      (10,771)

                                                                                 ---------------               --------------
    Net income                                                                       $ 38,400                     $ 19,277
                                                                                ===============               ==============


Income per basic common share:
    Net income per basic common share before cumulative effect
        of change in accounting principle                                            $   0.30                     $   0.24
    Cumulative effect of change in accounting principle                                     -                        (0.09)
                                                                                ---------------               --------------
    Net income per basic common share                                                $   0.30                     $   0.15
                                                                                ===============               ==============
Weighted average number of basic common shares                                        130,166                      125,602

Income per diluted common share:
    Net income per diluted common share before cumulative effect
    of change in accounting principle                                                $   0.28                     $   0.22
    Cumulative effect of change in accounting principle                                     -                        (0.08)
                                                                                ---------------               --------------
    Net income per diluted common share                                              $   0.28                     $   0.14
                                                                                ===============               ==============

Weighted average number of diluted common shares and equivalents                      137,933                      135,184


    The accompanying notes are an integral part of the consolidated financial statements.


                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                   ----------------------------------------------------------------
                                                                         MARCH 31, 2001                        March 31, 2000
                                                                     -----------------------              ------------------------
Cash flows from operating activities:
    Net income                                                              $ 38,400                              $ 19,277
    Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred income taxes                                                (1,225)                               (3,880)
         Depreciation                                                          4,901                                 4,292
         Amortization of intangibles                                           2,970                                 3,424
         Compensatory stock option expense                                         -                                    55
         Tax benefit related to stock option plans                             4,717                                     -
    Change in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                           (4,309)                               16,596
         (Increase) in inventories                                           (11,021)                               (8,977)
         (Increase) in other current assets                                   (2,850)                               (3,164)
         (Increase) in other assets                                           (1,231)                               (1,059)
         (Decrease) increase in accounts payable and other current
              liabilities                                                    (11,621)                                4,392
         Increase in deferred revenue and customer advances                    6,404                                 4,008
         (Decrease) increase in other liabilities                               (565)                                  272
                                                                   --------------------------            --------------------------
              Net cash provided by operating activities                       24,570                                35,236
Cash flows from investing activities:
    Additions to property, plant, equipment, software
         capitalization and other intangibles                                 (9,554)                               (7,800)
    Investments in unaffiliated companies                                     (2,000)                                    -
    Loan repayments from officers                                                723                                   343
                                                                     -----------------------              ------------------------
         Net cash (used in) investing activities                             (10,831)                               (7,457)
Cash flows from financing activities:
    Net (repayment) of bank debt                                              (2,602)                              (38,015)
    Proceeds from stock plans                                                  3,949                                 8,833
                                                                     -----------------------              ------------------------
         Net cash provided by (used in) financing activities                   1,347                               (29,182)
Effect of exchange rate changes on cash and cash equivalents                  (1,403)                                 (174)
                                                                   --------------------------            --------------------------
         Increase (decrease) in cash and cash equivalents                     13,683                                (1,577)
Cash and cash equivalents at beginning of period                              75,509                                 3,803
                                                                     -----------------------              ------------------------
         Cash and cash equivalents at end of period                         $ 89,192                              $  2,226
                                                                  ==========================            ==========================


                                     The accompanying notes are an integral part of the
                                             consolidated financial statements.



                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company is a market leader in the development, manufacture, and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 7 to the financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

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

  It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2000.

2.  ACCOUNTING CHANGES

Revenue Recognition

Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The larger of the contractual cash holdback or the fair value of the installation service is now deferred when the product is shipped and recognized as a multiple element arrangement in accordance with SAB 101 when installation is complete. The cumulative effect of the change on prior years resulted in a charge to income of $10,771 (net of an income tax benefit of $3,785), which is included in income for the three months ended March 31, 2000 (the "2000 quarter"). The adoption of SAB 101 had virtually no effect on the Company's results of operations for the 2000 quarter, excluding the cumulative effect.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Accounting for Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. The impact of adopting SFAS 133 on January 1, 2001 was not material to the Company.

  The Company currently uses derivative instruments to manage exposures to foreign currency risks. The Company's objectives for holding derivatives are to minimize foreign currency risk using the most effective methods to eliminate or reduce the impact of foreign currency exposure. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also assesses and documents, both at the hedges' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

  The Company has operations in various countries and currencies throughout the world. As a result, the Company's financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements to mitigate partially such effects. In January 2001, the Company entered into debt swap agreements, in European and Japanese currencies, with notional amounts totaling approximately $114.1 million with terms of six months. The debt swap agreements have been designated as foreign currency hedges of a net investment in foreign operations. For the three months ended March 31, 2001, the Company recorded a cumulative unrealized pre-tax gain of $4.5 million to OCI, which partially offset hedged foreign exchange impacts. The Company recorded $1.9 million of interest income for the three months end March 31, 2001, which included $.7 million related to the debt swap agreements.

  The Company also enters into forward foreign exchange contracts, not designated as cash flow hedging instruments under SFAS 133, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro, Japanese yen and British pound. The periods of these forward contracts typically range from three months to one year. At March 31, 2001 and December 31, 2000, the Company held forward foreign exchange contracts with notional amounts totaling approximately $56.0 million and $60.0 million, respectively.

3.  INVENTORIES

Inventories are classified as follows:

                                      March 31,       December 31,
                                           2001               2000
                                    ------------       ------------
Raw materials                           $37,938            $32,760
Work in progress                         21,103             20,269
Finished goods                           37,169             34,246
                                    -----------        ------------

Total inventories                       $96,210            $87,275
                                    ============       ============

4.  INCOME TAXES

The Company's effective tax rate for the three months ended March 31, 2001 and 2000, was 24% and 26%, respectively.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:

                                                                            Three Months Ended March 31, 2001
                                                            -------------------------------------------------------------
                                                            Income                     Shares                   Per Share
                                                           (Numerator)               (Denominator)                 Amount
                                                           -----------               -------------              -----------
Net income per basic common share before cumulative
      effect of change in accounting principle               $38,400                     130,166                    $0.30
                                                           ============              ==============             ===========
Effect of dilutive securities:
     Options outstanding                                                                   7,591
     Options exercised                                                                       176

Net income per diluted common share before cumulative      ------------               --------------            -----------
     effect of change in accounting principle                 $38,400                     137,933                    $0.28
                                                           ============               ==============            ===========

                                                           ----------------------------------------------------------------
                                                                            Three Months Ended March 31, 2000
                                                           ----------------------------------------------------------------
                                                            Income                     Shares                    Per Share
                                                          (Numerator)               (Denominator)                 Amount
                                                           ----------                ------------                ---------
 Net income per basic common share before cumulative
      effect of change in accounting principle              $30,048                     125,602                    $0.24
                                                          ===========                ============                =========
 Effect of dilutive securities:
     Options outstanding                                                                  9,048
     Options exercised                                                                      534

Net income per diluted common share before cumulative
      effect of change in accounting principle           -------------               ------------                ----------
                                                             $30,048                     135,184                    $0.22
                                                         =============               ============                ==========

  For the three months ended March 31, 2001 and 2000, the Company had 1,690 and 4 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

6.  COMPREHENSIVE INCOME

Comprehensive income details follow:
                                    Three Months           Three Months
                                        Ended                  Ended
                                    March 31, 2001         March 31, 2000
                                  ------------------     ------------------
Net income                             $38,400                $19,277
Other comprehensive income (loss):
Foreign currency translation
adjustments, net of tax and
unrealized gain on derivative
instruments                             (4,256)                  (316)
Unrealized (loss) on investment,
net of tax                              (2,450)                     -
                                  ------------------     ------------------
 Comprehensive income                  $31,694                $18,961
                                  ==================     ==================

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

  Waters is in the business of manufacturing and distributing HPLC instruments, chromatography columns and other consumables, and related service; Micromass is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, particularly HPLC; and TAI is in the business of manufacturing and distributing thermal analysis and rheology instruments. For all three of these operating segments within the analytical instrument industry; economic characteristics, production processes, products and services, types and classes of customers, methods of distribution, and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

8.  STOCKHOLDERS' EQUITY

On February 27, 2001, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from two hundred million to four hundred million shares, contingent upon shareholder approval at the Company's Annual Meeting. Shareholders approved the amendment at the Annual Meeting on May 3, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales:

Net sales for the three month period ended March 31, 2001 (the "2001 Quarter") were $201.0 million, compared to $180.2 million for the three month period ended March 31, 2000 (the "2000 Quarter"), an increase of 12%. Sales grew by 17% over the 2000 Quarter before currency effects. Sales growth, as measured in local currencies, was well distributed across the Company's geographic regions and was led by sales to life science customers across the mass spectrometry and HPLC product lines. Excluding currency effects, mass spectrometry and HPLC sales grew at a strong double-digit rate. Thermal analysis product sales, as expected, grew in the low single digits versus the 2000 Quarter, in advance of the March 2001 introduction of a revamped new product line. Currency reduced reported sales growth in the 2001 Quarter by five percentage points primarily due to the weakening of the euro and Japanese yen.

Gross Profit:

Gross profit for the 2001 Quarter was $127.7 million, compared to $113.9 million for the 2000 Quarter, an increase of $13.8 million or 12%. Gross profit as a percentage of sales increased to 63.5% in the 2001 Quarter from 63.2% in the 2000 Quarter, as the Company continues to benefit from productivity improvements.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2001 Quarter were $65.9 million, compared to $60.4 million for the 2000 Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 32.8% for the 2001 Quarter from 33.5% for the 2000 Quarter as a result of higher sales volume and continued expense controls. The $5.5 million or 9% increase in total expenditures primarily resulted from increased headcount and related costs required to support increased sales levels, reduced by the effects of currency translation.

Research and Development Expenses:

Research and development expenses were $11.0 million for the 2001 Quarter compared to $10.4 million for the 2000 Quarter, a $.6 million or 7% increase from the 2000 Quarter. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products. The spending increase was reduced by the effects of currency translation.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization for the 2001 Quarter was $1.7 million, relatively even with $1.8 million for the 2000 Quarter.

Operating Income:

Operating income for the 2001 Quarter was $49.0 million, compared to $41.3 million for the 2000 Quarter, an increase of $7.7 million or 19%. Waters improved operating income levels on the strength of sales growth and productivity improvements across all operating areas.

Interest Income (Expense), Net:

Net interest income was $1.5 million in the 2001 Quarter compared to net interest (expense) of ($.7) million in the 2000 Quarter. The change primarily reflected the cumulative effects of the Company's cash flow.

Provision for Income Taxes:

The Company's effective income tax rate was 24% in the 2001 Quarter and 26% in the 2000 Quarter. The 2001 Quarter rate decreased primarily due to a favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:

Income from operations before the cumulative effect of an accounting change for the 2001 Quarter was $38.4 million, compared to $30.0 million for the 2000 Quarter, an increase of $8.4 million or 28%. The improvement over the 2000 Quarter was a result of sales growth, productivity improvements across all operating areas, favorable interest income dynamics and the impact of a decrease in the Company's effective income tax rate.

EURO CURRENCY CONVERSION

Several countries of the European Union will adopt the euro as their legal currency effective July 1, 2002. A transition period has been established from January 1, 1999 to July 1, 2002 during which companies conducting business in these countries may use the euro or their local currency. The Company has considered the potential impact of the euro conversion on pricing competition, information technology systems, currency risk and overall risk management. Currently, the Company does not expect that the euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

During the 2001 Quarter, net cash provided by the Company's operating activities was $24.6 million, primarily as a result of net income for the quarter after adding back depreciation, amortization and the tax benefit related to stock option activity, less working capital needs of approximately $24.6 million. In terms of working capital, $15.3 million of cash was used for accounts receivable and inventory growth, including new product inventory related to current and future sales. Approximately $11.6 million was used for a decrease in accounts payable and other current liabilities. This decrease was mainly attributed to accelerated payments to certain mass spectrometry vendors in conjunction with the build-up of new product inventory and payments of accrued compensation for 2000. The Company also spent $9.6 million on property, plant, equipment and software capitalization investments during the quarter. In addition to cash from operating activities, cash was provided by $3.9 million of proceeds received by the Company from the exercise of stock options and its employee stock purchase plan.

  The Company believes that existing cash and cash equivalent balances of $89.2 million and expected cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital and capital spending requirements of the Company in the foreseeable future.

  As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained herein are forward looking. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors and (iii) the ability of the Company to generate increased sales and profitability from new product introductions, as well as additional risk factors set forth in the Company's Form 10-K for the year ended December 31, 2000. Factual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes in the Company's market risk during the three months ended March 31, 2001. For additional information, refer to the Company's Form 10-K, Item 7a for the year ended December 31, 2000.

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

       The Company has filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents have been
     filed by the Company in Germany, France and England.   A German patent
     tribunal found the HP German patent to be valid. The Company is appealing the German decision. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patent. In England, the High Court of Justice, Chancery Division, has found the HP patent valid and uninfringed by the Alliance pump. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

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

Item 2. Changes in Securities

     On February 27, 2001, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from two hundred million to four hundred million shares, contingent upon shareholder approval at the Company's Annual Meeting. On May 3, 2001, shareholders approved the amendment.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     A.   None

     B. The Registrant filed reports on Form 8-K on each of the following dates during the quarter for which this report is filed:

               January 31, 2001
               February 6, 2001
               March 5, 2001

          Each such report is included information under Item 9, in order to assure compliance with SEC Regulation FD.

                      WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2001       Waters Corporation



                          /s/ Philip S. Taymor
                          --------------------
                          Philip S. Taymor
                          Senior Vice President and Chief Financial
                          Officer