Form 10-Q
period 2001-06-30
WATERS CORP /DE/
filed 2001-08-13
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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



Number of shares outstanding of the Registrant's common stock as of August 10, 2001: 130,769,710.

                      WATERS CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



                                                                 Page
                                                                 ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 and        3
         December 31, 2000

         Consolidated Statements of Operations for the three
         months ended June 30, 2001 and 2000                        4


         Consolidated Statements of Operations for the six
         months ended June 30, 2001 and 2000                        5


         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000                        6


         Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12


Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk                                                      13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                         14
Item 2.  Changes in Securities                                     14
Item 3.  Defaults Upon Senior Securities                           14
Item 4.  Submission of Matters to a Vote of Security Holders       14
Item 5.  Other Information                                         14
Item 6.  Exhibits and Reports on Form 8-K                          14

         SIGNATURES                                                15

                      WATERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               June 30, 2001      December 31, 2000
                                                                                (unaudited)
                                                                              ----------------    ----------------
ASSETS
Current Assets
     Cash and cash equivalents                                                      $ 134,514            $ 75,509
     Accounts receivable, less allowances for doubtful accounts of
          $2,945 and $2,815 at June 30, 2001 and December 31, 2000,
          respectively                                                                162,315             167,713
     Inventories                                                                      107,478              87,275
     Other current assets                                                              16,862              13,299
                                                                              ----------------    ----------------
          Total current assets                                                        421,169             343,796

Property, plant and equipment, net of accumulated depreciation of $76,170 and $68,357 at June 30, 2001 and December 31,
          2000, respectively                                                          109,873             102,608
Other assets                                                                           80,323              80,486
Goodwill, less accumulated amortization of $20,744 and $19,464 at
          June 30, 2001 and December 31, 2000, respectively                           164,757             165,455
                                                                              ----------------    ----------------
          Total assets                                                              $ 776,122           $ 692,345
                                                                              ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                      2,179               4,879
     Accounts payable                                                                  47,415              43,310
     Accrued compensation                                                               9,246              18,299
     Deferred revenue and customer advances                                            44,881              40,044
     Accrued retirement plan contributions                                              4,155               4,405
     Accrued income taxes                                                              58,092              45,653
     Accrued other taxes                                                                4,013               3,590
     Other current liabilities                                                         58,462              60,353
                                                                              ----------------    ----------------
          Total current liabilities                                                   228,443             220,533
Other liabilities                                                                      19,905              20,031
                                                                              ----------------    ----------------
          Total liabilities                                                           248,348             240,564

Stockholders' equity
     Common stock, par value $0.01 per share, 400,000 shares authorized,
          130,752 and 129,811 shares issued and outstanding at June 30, 2001
          and December 31, 2000, respectively                                           1,308               1,298
     Additional paid-in capital                                                       220,978             213,261
     Retained earnings                                                                323,096             245,383
     Accumulated other comprehensive (loss)                                           (17,608)             (8,161)
                                                                              ----------------    ----------------
          Total stockholders' equity                                                  527,774             451,781
                                                                              ----------------    ----------------
          Total liabilities and stockholders' equity                                $ 776,122           $ 692,345
                                                                              ================    ================

The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                                         Three Months Ended June 30
                                                                   ---------------------------------------
                                                                      2001                         2000
                                                                   -----------                  ----------
Net sales                                                             $206,803                    $197,408

Cost of sales                                                           75,545                      71,777
                                                                   -----------                  ----------

     Gross profit                                                      131,258                     125,631

Selling, general and administrative expenses                            67,169                      61,060

Research and development expenses                                       11,741                      10,557

Goodwill and purchased technology amortization                           1,771                       1,760
                                                                   -----------                  ----------
     Operating income                                                   50,577                      52,254

Interest income (expense), net                                           1,151                        (343)
                                                                   -----------                  ----------
     Income before income taxes                                         51,728                      51,911

Provision for income taxes                                              12,415                      13,506
                                                                   -----------                  ----------
     Net income                                                        $39,313                     $38,405
                                                                   ===========                  ==========

                                                                   -----------                  ----------
Net income per basic common share                                       $ 0.30                      $ 0.30
                                                                   ===========                  ==========

Weighted average number of basic common shares                         130,564                     126,914
                                                                   -----------                  ----------
Net income per diluted common share                                     $ 0.29                      $ 0.28
                                                                   ===========                  ==========

Weighted average number of diluted common shares and equivalents       137,564                     136,222


The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                              ----------------
                                                              2001       2000
                                                              ----       ----
Net sales                                                   $407,835   $377,610

Cost of sales                                                148,843    138,117
                                                            --------   --------
     Gross profit                                            258,992    239,493

Selling, general and administrative expenses                 133,076    121,455

Research and development expenses                             22,779     20,919

Goodwill and purchased technology amortization                 3,519      3,571
                                                            --------   --------
     Operating income                                         99,618     93,548

Interest income (expense), net                                 2,637     (1,044)
                                                            --------   --------
     Income before income taxes                              102,255     92,504

Provision for income taxes                                    24,542     24,051
                                                            --------   --------
     Income before cumulative effect of change in
      accounting principle                                    77,713     68,453

Cumulative effect of change in accounting principle                -    (10,771)
                                                            --------   --------
     Net income                                             $ 77,713   $ 57,682
                                                            ========   ========

Income per basic common share:
     Net income per basic common share before cumulative
      effect of change in accounting principle              $   0.60   $   0.54
     Cumulative effect of change in accounting principle           -      (0.09)
                                                            --------   --------
     Net income per basic common share                      $   0.60   $   0.45
                                                            ========   ========

Weighted average number of basic common shares               130,363    126,246

Income per diluted common share:
     Net income per diluted common share before cumulative
      effect of change in accounting principle              $   0.56   $   0.50
     Cumulative effect of change in accounting principle           -      (0.08)
                                                            --------   --------
     Net income per diluted common share                    $   0.56   $   0.42
                                                            ========   ========

Weighted average number of diluted common shares and
 equivalents                                                 137,785    135,720

The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)



                                                                                      For the Six Months Ended
                                                                          --------------------------------------------------
                                                                            June 30, 2001                  June 30, 2000
                                                                          -------------------            -------------------
Cash flows from operating activities:
     Net income                                                                     $ 77,713                       $ 57,682
     Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes                                                         (1,494)                        (3,476)
        Depreciation                                                                   9,781                          8,681
        Amortization of intangibles                                                    5,986                          5,630
        Compensatory stock option expense                                                  -                            110
        Tax benefit related to stock option plans                                      1,181                          9,887
     Change in operating assets and liabilities, net of acquisitions:
        (Increase) decrease in accounts receivable                                    (3,387)                        10,010
        (Increase) in inventories                                                    (24,130)                        (5,856)
        (Increase) in other current assets                                            (4,127)                        (4,113)
        (Increase) in other assets                                                    (3,881)                        (1,049)
        Increase in accounts payable and other current liabilities                    13,454                          3,001
        Increase in deferred revenue and customer advances                             6,531                          4,778
        Increase (decrease) increase in other liabilities                                481                         (1,311)
                                                                          -------------------            -------------------
            Net cash provided by operating activities                                 78,108                         83,974
Cash flows from investing activities:
     Additions to property, plant, equipment, software capitalization and
        other intangibles                                                            (22,907)                       (15,831)
     Investments in unaffiliated companies                                            (2,000)                             -
     Business acquisitions, net of cash acquired                                      (2,580)                             -
     Loan repayments from officers                                                       723                            328
                                                                          -------------------            -------------------
            Net cash (used in) investing activities                                  (26,764)                       (15,503)
Cash flows from financing activities:
     Net (repayment) of bank debt                                                     (2,700)                       (81,827)
     Proceeds from stock plans                                                         6,546                         12,741
     Proceeds from debt swap                                                           6,526                              -
                                                                          -------------------            -------------------
            Net cash provided by (used in) financing activities                       10,372                        (69,086)
Effect of exchange rate changes on cash and cash equivalents                          (2,711)                          (727)
                                                                          -------------------            -------------------
            Increase (decrease) in cash and cash equivalents                          59,005                         (1,342)
Cash and cash equivalents at beginning of period                                      75,509                          3,803
                                                                          -------------------            -------------------
            Cash and cash equivalents at end of period                             $ 134,514                        $ 2,461
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

                      WATERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company is a market leader in the development, manufacture and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 7 to the financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

  The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the Unites States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

2.  ACCOUNTING CHANGES

Revenue Recognition

Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The larger of the contractual cash holdback or the fair value of the installation service is now deferred when the product is shipped and recognized as a multiple element arrangement in accordance with SAB 101 when installation is complete. The cumulative effect of the change on prior years resulted in a charge to income of $10,771 (net of an income tax benefit of $3,785), which is included in income for the six months ended June 30, 2000 (the "2000 period"). The adoption of SAB 101 had virtually no effect on the Company's results of operations for the 2000 period, excluding the cumulative effect.

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

  The Company has operations in various countries and currencies throughout the world. As a result, the Company's financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements to mitigate partially such effects. In May and June 2001, the Company closed outstanding debt swap agreements, in European and Japanese currencies, and entered into a new debt swap agreement in Japanese yen, with a notional amount totaling $27.0 million and a term of six months. The debt swap agreement has been designated as a foreign currency hedge of a net investment in foreign operations. For the six months ended June 30, 2001, the Company recorded a realized gain of $6.5 million in OCI relating to the closed swap agreements, which partially offset hedged foreign exchange impacts.

  The Company also enters into forward foreign exchange contracts, not designated as cash flow hedging instruments under SFAS 133, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro, Japanese yen and British pound. The periods of these forward contracts typically range from three months to one year. At June 30, 2001 and December 31, 2000, the Company held forward foreign exchange contracts with notional amounts totaling approximately $45.0 million and $60.0 million, respectively.

3.  INVENTORIES

Inventories are classified as follows:

                                         June 30,          December 31,
                                             2001                  2000

                               ------------------    ------------------

Raw materials                            $ 43,420               $32,760
Work in progress                           27,207                20,269
Finished goods                             36,851                34,246
                               ------------------    ------------------

Total inventories                        $107,478               $87,275
                               ==================    ==================

4.  INCOME TAXES

The Company's effective tax rate for the three months ended June 30, 2001 and 2000, was 24% and 26%, respectively. The Company's effective tax rate for the six months ended June 30, 2001 and 2000, was 24% and 26%, respectively.

                    WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:

                                                                ---------------------------------------------------------
                                                                             Three Months Ended June 30, 2001
                                                                ---------------------------------------------------------


                                                                      Income                Shares             Per Share
                                                                   (Numerator)           (Denominator)           Amount
                                                                -----------------      ---------------       -----------
Net income per basic common share                                         $39,313           130,564              $0.30
                                                                =================       ===========        ===========
Effect of dilutive securities:
     Options outstanding                                                                      6,899
     Options exercised                                                                          101
                                                                -----------------       -----------        -----------
Net income per diluted common share                                       $39,313           137,564              $0.29
                                                                =================       ===========        ===========

                                                                ---------------------------------------------------------
                                                                            Three Months Ended June  30, 2000
                                                                ---------------------------------------------------------
                                                                      Income                Shares             Per Share
                                                                   (Numerator)           (Denominator)           Amount
                                                                -----------------      ---------------       -----------
Net income per basic common share                                         $38,405           126,914              $0.30
                                                                =================       ===========        ===========

Effect of dilutive securities:
     Options outstanding                                                                      8,758
     Options exercised                                                                          550
                                                                -----------------       -----------        -----------

Net income per diluted common share                                       $38,405           136,222              $0.28
                                                                =================       ===========        ===========

                                                                ---------------------------------------------------------
                                                                                    Six Months Ended June 30, 2001
                                                                ---------------------------------------------------------
                                                                      Income                Shares             Per Share
                                                                   (Numerator)           (Denominator)           Amount
                                                                -----------------      ---------------       -----------
Net income per basic common share before cumulative
      effect of change in accounting principle                            $77,713           130,363              $0.60
                                                                =================       ===========        ===========

Effect of dilutive securities:
     Options outstanding                                                                     7,193
     Options exercised                                                                         229
                                                                -----------------       -----------        -----------
Net income per diluted common share before cumulative
      effect of change in accounting principle                            $77,713          137,785               $0.56
                                                                =================       ===========        ===========

                                                                --------------------------------------------------------
                                                                              Six Months Ended June  30, 2000
                                                                --------------------------------------------------------
                                                                      Income                Shares             Per Share
                                                                   (Numerator)           (Denominator)           Amount
                                                                -----------------       -----------        -----------
Net income per basic common share before cumulative
      effect of change in accounting principle                            $68,453           126,246              $0.54
                                                                =================       ===========        ===========


Effect of dilutive securities:
     Options outstanding                                                                      8,550
     Options exercised                                                                          924
                                                                -----------------       -----------        -----------
Net income per diluted common share before cumulative
      effect of change in accounting principle                            $68,453           135,720              $0.50
                                                                =================       ===========        ===========

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  For the three months and six months ended June 30, 2001, the Company had 1,688 and 1,643 stock option securities that were antidilutive, respectively. For the three months and six months ended June 30, 2000, the Company had 0 and 22 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

6.  COMPREHENSIVE INCOME

Comprehensive income details follow:

                                                       Three Months         Three Months     Six Months         Six Months
                                                          Ended                 Ended            Ended             Ended
                                                      June 30, 2001         June 30, 2000    June 30, 2001     June 30, 2000
                                                   -----------------    ------------------ ------------------ ----------------
Net income                                                   $39,313               $38,405           $ 77,713          $57,682
Other comprehensive income (loss):
Foreign currency translation adjustments, net of              (4,245)               (4,502)           (13,044)          (8,442)
 tax
Appreciation and realized gain on derivative
   instruments                                                 1,983                   371              6,526            3,995
Change in unrealized (loss) on investment, net of               (479)                    -             (2,929)               -
 tax
                                                   -----------------    ------------------ ------------------ ----------------
Comprehensive income                                         $36,572               $34,274           $ 68,266          $53,235
                                                   =================    ================== ================== ================


7.  BUSINESS SEGMENT INFORMATION

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: Waters, Micromass and TAI.

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

9.  INTEREST INCOME

Interest income for the three months ended June 30, 2001 and 2000 was $1.4 million and $1.0 million, respectively. Interest income for the six months ended June 30, 2001 and 2000 was $3.3 million and $2.0 million, respectively.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

   10.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales:

Net sales for the three month period ended June 30, 2001 (the "2001 Quarter") and the six month period ended June 30, 2001 the ("2001 Period") were $206.8 million and $407.8 million, respectively, compared to $197.4 million for the three month period ended June 30, 2000 (the "2000 Quarter") and $377.6 million for the six month period ended June 30, 2000 (the "2000 Period"), an increase of 5% for the quarter and 8% for the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 9% over the 2000 Quarter and 12% over the 2000 Period. Sales growth for the 2001 Quarter slowed from recent historical levels, principally in the mass spectrometry product line. This resulted from a slowing of order closure rates, particularly with large pharmaceutical accounts. The Company's HPLC product line continued to perform well with sales growth in the low double digits, excluding currency effects. Thermal analysis sales were down slightly as the industrial chemical customer base for this product line continued to be weak. Currency reduced reported sales growth in the 2001 Quarter by four percentage points primarily due to the weakening of the euro and Japanese yen.

Gross Profit:

Gross profit for the 2001 Quarter and the 2001 Period was $131.3 million and $259.0 million, respectively, compared to $125.6 million for the 2000 Quarter and $239.5 million for the 2000 Period, an increase of $5.7 million or 4% for the quarter and $19.5 million or 8% for the period. Gross profit as a percentage of sales remained relatively stable decreasing to 63.5% in the 2001 Quarter from 63.6% in the 2000 Quarter. Gross profit as a percentage of sales increased to 63.5% in the 2001 Period from 63.4% in the 2000 Period.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2001 Quarter and the 2001 Period were $67.2 million and $133.1 million, respectively, compared to $61.1 million for the 2000 Quarter and $121.5 million for the 2000 Period. As a percentage of net sales, selling, general and administrative expenses increased to 32.5% for the 2001 Quarter from 30.9% for the 2000 Quarter and 32.6% for the 2001 Period from 32.2% for the 2000 Period as a result of lower sales growth in the 2001 Quarter, offset by continued expense controls. The $6.1 million or 10% increase for the quarter and $11.6 million or 10% increase for the period in total expenditures primarily resulted from increased headcount and related costs required to support increased sales levels, reduced by the effects of currency translation.

Research and Development Expenses:

Research and development expenses were $11.8 million for the 2001 Quarter and $22.8 million for the 2001 Period, compared to $10.6 million for the 2000 Quarter and $20.9 million for the 2000 Period, an increase of $1.2 million or 11% from the 2000 Quarter and $1.9 million or 9% from the 2000 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization for the 2001 Quarter and the 2001 Period was $1.8 million and $3.5 million, respectively, relatively even with the $1.8 million for the 2000 Quarter and $3.6 million for the 2000 Period.

Operating Income:

Operating income for the 2001 Quarter and the 2001 Period was $50.6 million and $99.6 million, respectively, compared to $52.3 million for the 2000 Quarter and $93.5 million for the 2000 Period, a decrease of $1.7 million or 3% for the quarter and an increase of $6.1 million or 6% for the period. The decrease for the 2001 Quarter is attributed to the increase in selling, general and administrative expenses being slightly greater than the increase in gross profit due to the slower sales growth. The 2001 Period increase resulted from overall sales growth and productivity improvements across all operating areas.

Interest Income (Expense), Net:

Net interest income for the 2001 Quarter and the 2001 Period was $1.2 million and $2.6 million, respectively, compared to net interest (expense) of ($.3) million for the 2000 Quarter and ($1.0) million for the 2000 Period. The change primarily reflected the cumulative effects of the Company's cash flow, offset by lower yields on investments.

Provision for Income Taxes:

The Company's effective income tax rate was 24% in the 2001 Quarter and 2001 Period and 26% in the 2000 Quarter and 2000 Period. The 2001 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:

Net income for the 2001 Quarter and income before the cumulative effect of an accounting change for the 2001 Period was $39.3 million and $77.7 million, respectively, compared to $38.4 million for the 2000 Quarter and $68.5 million for the 2000 Period, an increase of $.9 million or 2% from the 2000 Quarter and $9.2 million or 14% from the 2000 Period, respectively. The improvement over 2000 was a result of sales growth, productivity improvements across all operating areas, favorable interest income dynamics and the impact of a decrease in the Company's effective income tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 2001 Period, net cash provided by the Company's operating activities was $78.1 million, primarily as a result of net income for the period after adding back depreciation and amortization, less working capital needs of approximately $13.2 million. In terms of working capital, $24.1 million of cash was used for inventory growth, offset by cash provided by an increase in accounts payable and other current liabilities. In addition to cash from operating activities, cash was provided by $6.5 million of proceeds received by the Company from the exercise of stock options and its employee stock purchase plan, and $6.5 million from the settlement of debt swap agreements. The Company spent $22.9 million on property, plant, equipment and software capitalization investments during the period.

  The Company believes that existing cash and cash equivalent balances of $134.5 million and expected cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital and capital spending requirements of the Company in the foreseeable future.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2001. For additional information, refer to the Company's Form 10-K, Item 7a for the year ended December 31, 2000.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

     There were no material developments during the quarter for which this report is filed.

Item 2. Changes in Securities

   Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Waters Corporation annual meeting of stockholders was held on May 3, 2001, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission and the approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 200,000,000 to 400,000,000 shares.

     As of March 19, 2001, the record date for said meeting, there were 130,439,242 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 109,599,153 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter                                                    For             Withheld           Against          Abstain
----------------------------------------------        -----------         ---------          -------          -------
     Election of Directors:
     For Joshua Bekenstein                            109,045,208           553,945
     For Michael J. Berendt, Ph.D.                    109,370,119           229,034
     For Douglas A. Berthiaume                        105,886,926         3,712,227
     For Philip Caldwell                              109,369,713           229,440
     For Edward Conard                                109,042,909           556,244
     For Laurie H. Glimcher, M.D.                     109,372,019           227,134
     For William J. Miller                            109,371,978           227,175
     For Thomas P. Salice                             109,049,949           549,204
     Amendment to Increase Authorized Shares          105,061,094                            4,505,494         32,565

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

A.   None

B. The Registrant filed a report on Form 8-K on the following date during the quarter for which this report is filed:

               May 8, 2001

       This report is included information under Item 9, in order to assure compliance with SEC Regulation FD.

                      WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2001        Waters Corporation



                              /s/ John Ornell
                              ---------------
                              John Ornell
                              Vice President and Chief Financial
                              Officer