Form 10-Q
period 2001-09-30
WATERS CORP /DE/
filed 2001-11-09
CIK 1000697

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended September 30, 2001

                                      OR

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________to__________.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     Yes  (X)          No (_)



Number of shares outstanding of the Registrant's common stock as of November 8, 2001: 130,803,972.

                      WATERS CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000                                                     3

         Consolidated Statements of Operations for the three months
         ended September 30, 2001 and 2000                                     4


         Consolidated Statements of Operations for the nine
         months ended September 30, 2001 and 2000                              5


         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000                              6


         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12


Item 3.  Quantitative and Qualitative Disclosures About Market                13
         Risk


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Changes in Securities                                                14
Item 3.  Defaults Upon Senior Securities                                      14
Item 4.  Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

         SIGNATURES                                                           15

                      WATERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           September 30, 2001    December 31, 2000
                                                                                           ------------------    -----------------
                                                                                               (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                              $     164,230          $      75,509
      Accounts receivable, less allowances for doubtful accounts of
         $3,113 and $2,815 at September 30, 2001 and December 31, 2000,
         respectively                                                                              166,780                167,713
      Inventories                                                                                  115,043                 87,275
      Other current assets                                                                          18,802                 13,299
                                                                                           ----------------        ---------------
         Total current assets                                                                      464,855                343,796

Property, plant and equipment, net of accumulated depreciation of $82,364 and
         $68,357 at September 30, 2001 and December 31,
         2000, respectively                                                                        114,292                102,608
Other assets                                                                                        81,283                 80,486
Goodwill, less accumulated amortization of $22,331 and $19,464 at
         September 30, 2001 and December 31, 2000, respectively                                    164,617                165,455
                                                                                           ----------------        ---------------
         Total assets                                                                        $     825,047          $     692,345
                                                                                           ================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                                          $       1,124          $       4,879
      Accounts payable                                                                              44,410                 43,310
      Accrued compensation                                                                           9,653                 18,299
      Deferred revenue and customer advances                                                        45,026                 40,044
      Accrued retirement plan contributions                                                          3,301                  4,405
      Accrued income taxes                                                                          64,290                 45,653
      Accrued other taxes                                                                            4,623                  3,590
      Other current liabilities                                                                     58,172                 60,353
                                                                                           ----------------        ---------------
         Total current liabilities                                                                 230,599                220,533
Other liabilities                                                                                   19,180                 20,031
                                                                                           ----------------        ---------------
         Total liabilities                                                                         249,779                240,564

Stockholders' equity:
      Common stock, par value $0.01 per share, 400,000 shares authorized,
         130,773 and 129,811 shares issued and outstanding at September 30, 2001
         and December 31, 2000, respectively                                                         1,308                  1,298
      Additional paid-in capital                                                                   221,219                213,261
      Retained earnings                                                                            361,342                245,383
      Accumulated other comprehensive (loss)                                                        (8,601)                (8,161)
                                                                                           ----------------        ---------------
         Total stockholders' equity                                                                575,268                451,781
                                                                                           ----------------        ---------------
         Total liabilities and stockholders' equity                                          $     825,047          $     692,345
                                                                                           ================        ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                                                        Three Months Ended September 30
                                                                                  --------------------------------------------
                                                                                         2001                          2000
                                                                                         ----                          ----
Net sales                                                                              $202,694                      $191,953

Cost of sales                                                                            73,120                        70,293
                                                                                  --------------                --------------
     Gross profit                                                                       129,574                       121,660

Selling, general and administrative expenses                                             66,913                        59,712

Research and development expenses                                                        11,794                        10,394

Goodwill and purchased technology amortization                                            1,755                         1,755
                                                                                  --------------                --------------
     Operating income                                                                    49,112                        49,799

Interest income, net                                                                      1,211                           322
                                                                                  --------------                --------------
     Income before income taxes                                                          50,323                        50,121

Provision for income taxes                                                               12,077                        13,030
                                                                                  --------------                --------------
     Net income                                                                        $ 38,246                      $ 37,091
                                                                                  ==============                ==============


                                                                                  --------------                --------------
Net income per basic common share                                                      $   0.29                      $   0.29
                                                                                  ==============                ==============

Weighted average number of basic common shares                                          130,752                       128,485
                                                                                  --------------                --------------
Net income per diluted common share                                                    $   0.28                      $   0.27
                                                                                  ==============                ==============

Weighted average number of diluted common shares and equivalents                        136,704                       137,430

   The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                                                               Nine Months Ended September 30
                                                                                         ------------------------------------------
                                                                                                2001                      2000
                                                                                                ----                      ----
Net sales                                                                                      $610,529                  $569,563

Cost of sales                                                                                   221,963                   208,410
                                                                                         ---------------            --------------
     Gross profit                                                                               388,566                   361,153

Selling, general and administrative expenses                                                    199,989                   181,167

Research and development expenses                                                                34,573                    31,313

Goodwill and purchased technology amortization                                                    5,274                     5,326
                                                                                         ---------------            --------------
     Operating income                                                                           148,730                   143,347

Interest income (expense), net                                                                    3,848                      (722)
                                                                                         ---------------            --------------
     Income before income taxes                                                                 152,578                   142,625

Provision for income taxes                                                                       36,619                    37,081
                                                                                         ---------------            --------------
     Income before cumulative effect of change in accounting principle                          115,959                   105,544

Cumulative effect of change in accounting principle                                                   -                   (10,771)
                                                                                         ---------------            --------------
     Net income                                                                                $115,959                  $ 94,773
                                                                                         ===============            ==============


Income per basic common share:
     Net income per basic common share before cumulative effect
      of change in accounting principle                                                        $   0.89                  $   0.83
     Cumulative effect of change in accounting principle                                              -                     (0.08)
                                                                                         ---------------            --------------
     Net income per basic common share                                                         $   0.89                  $   0.75
                                                                                         ===============            ==============

Weighted average number of basic common shares                                                  130,486                   126,984

Income per diluted common share:
     Net income per diluted common share before cumulative effect
      of change in accounting principle                                                        $   0.84                    $ 0.77
     Cumulative effect of change in accounting principle                                              -                     (0.08)
                                                                                         ---------------            --------------
     Net income per diluted common share                                                       $   0.84                  $   0.69
                                                                                         ===============            ==============

Weighted average number of diluted common shares and equivalents                                137,560                   136,369


   The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                                  For the Nine Months Ended
                                                                                      ----------------------------------------------
                                                                                      September 30, 2001          September 30, 2000
                                                                                      ------------------          ------------------
Cash flows from operating activities:
     Net income                                                                              $ 115,959                    $ 94,773
     Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred income taxes                                                                  (1,959)                     (3,881)
         Depreciation                                                                           15,417                      14,070
         Amortization of intangibles                                                             8,993                       8,396
         Compensatory stock option expense                                                           -                         166
         Tax benefit related to stock option plans                                                 888                      15,100
     Change in operating assets and liabilities, net of acquisitions:
         (Increase) in accounts receivable                                                      (1,028)                     (9,053)
         (Increase) in inventories                                                             (27,954)                    (11,866)
         (Increase) in other current assets                                                     (5,471)                     (4,945)
         (Increase) in other assets                                                             (3,577)                     (5,315)
         Increase in accounts payable and other current liabilities                             12,472                      17,290
         Increase in deferred revenue and customer advances                                      5,267                       3,723
         Increase (decrease) in other liabilities                                                  897                      (2,912)
                                                                                             ---------                    --------
             Net cash provided by operating activities                                         119,904                     115,546
Cash flows from investing activities:
     Additions to property, plant, equipment, software capitalization and
       other intangibles                                                                       (33,958)                    (26,999)
     Investments in unaffiliated companies                                                      (4,000)                     (7,595)
     Business acquisitions, net of cash acquired                                                (2,580)                     (1,709)
     Loan repayments from officers                                                                 723                         312
                                                                                             ---------                    --------
             Net cash (used in) investing activities                                           (39,815)                    (35,991)
Cash flows from financing activities:
     Net (repayment) of bank debt                                                               (3,755)                    (77,849)
     Proceeds from stock plans                                                                   7,080                      18,300
     Proceeds from debt swap                                                                     6,526                           -
                                                                                             ---------                    --------
             Net cash provided by (used in) financing activities                                 9,851                     (59,549)
Effect of exchange rate changes on cash and cash equivalents                                    (1,219)                       (613)
                                                                                             ---------                    --------
             Increase in cash and cash equivalents                                              88,721                      19,393
Cash and cash equivalents at beginning of period                                                75,509                       3,803
                                                                                             ---------                    --------
             Cash and cash equivalents at end of period                                      $ 164,230                    $ 23,196
                                                                                             =========                    ========

       The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. The Company has the largest HPLC market share in the United States, Europe and non-Japan Asia and has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company is a market leader in the development, manufacture and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 7 to the consolidated financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the Unites States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

  It is management's opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2000.

2.  Accounting Changes

Revenue Recognition

Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The larger of the contractual cash holdback or the fair value of the installation service is now deferred when the product is shipped and recognized as a multiple element arrangement in accordance with SAB 101 when installation is complete. The cumulative effect of the change on prior years resulted in a charge to income of $10,771 (net of an income tax benefit of $3,785), which is included in income for the nine months ended September 30, 2000 (the "2000 period"). The adoption of SAB 101 had virtually no effect on the Company's results of operations for the 2000 period, excluding the cumulative effect.

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

  The Company has operations in various countries and currencies throughout the world. As a result, the Company's financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements to mitigate partially such effects. In May and June 2001, the Company closed outstanding debt swap agreements, in European and Japanese currencies, and entered into a new debt swap agreement in Japanese yen, with a notional amount totaling $27.0 million and a term of six months. The debt swap agreement has been designated as a foreign currency hedge of a net investment in foreign operations. For the nine months ended September 30, 2001, the Company recorded a cumulative net pre-tax gain of $5.3 million in OCI, which consisted of a realized gain of $6.5 million relating to the closed debt swap agreements offset by an unrealized loss of $1.2 million relating to the new Japanese yen swap agreement, both of which partially offset hedged foreign exchange impacts.

  The Company also enters into forward foreign exchange contracts, not designated as cash flow hedging instruments under SFAS 133, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro, Japanese yen and British pound. The periods of these forward contracts typically range from three months to one year. At September 30, 2001 and December 31, 2000, the Company held forward foreign exchange contracts with notional amounts totaling approximately $58.5 million and $60.0 million, respectively.

3.  Inventories

Inventories are classified as follows:

                                  September 30,      December 31,
                                           2001              2000
                                  -------------    --------------

Raw materials                          $ 42,594           $32,760
Work in progress                         28,229            20,269
Finished goods                           44,220            34,246
                                  -------------    --------------

Total inventories                      $115,043           $87,275
                                  =============    ==============

4.  Income Taxes

The Company's effective tax rate for the three months ended September 30, 2001 and 2000, was 24% and 26%, respectively. The Company's effective tax rate for the nine months ended September 30, 2001 and 2000, was 24% and 26%, respectively.

                    WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  Earnings Per Share

Basic and diluted EPS calculations are detailed as follows:

                                                  ------------------------------------------------------------------------
                                                                    Three Months Ended September 30, 2001
                                                  ------------------------------------------------------------------------
                                                          Income                     Shares                   Per Share
                                                       (Numerator)               (Denominator)                 Amount
                                                  --------------------      ---------------------        -----------------
Net income per basic common share                             $38,246                     130,752                    $0.29
                                                  ===================       =====================        =================
Effect of dilutive securities:
     Options outstanding                                                                    5,951
     Options exercised                                                                          1
                                                  -------------------       ---------------------        -----------------
Net income per diluted common share                           $38,246                     136,704                    $0.28
                                                  ===================       =====================        =================
                                                  ------------------------------------------------------------------------
                                                                    Three Months Ended September 30, 2000
                                                  ------------------------------------------------------------------------
                                                         Income                     Shares                    Per Share
                                                       (Numerator)               (Denominator)                 Amount
                                                  -------------------       ---------------------        -----------------
Net income per basic common share                             $37,091                     128,485                    $0.29
                                                  ===================       =====================        =================
Effect of dilutive securities:
     Options outstanding                                                                    8,555
     Options exercised                                                                        390

                                                  -------------------       ---------------------        -----------------
Net income per diluted common share                           $37,091                     137,430                    $0.27
                                                  ===================       =====================        =================

                                                                     Nine Months Ended September 30, 2001
                                                      --------------------------------------------------------------------------
                                                               Income                     Shares                   Per Share
                                                            (Numerator)               (Denominator)                 Amount
                                                      ---------------------      ---------------------        -----------------
Net income per basic common share before cumulative
      effect of change in accounting principle                    $115,959                     130,486                    $0.89
                                                       ===================       =====================        =================
Effect of dilutive securities:
     Options outstanding                                                                         6,920
     Options exercised                                                                             154

                                                       -------------------       ---------------------        -----------------
Net income per diluted common share before cumulative
      effect of change in accounting principle                    $115,959                     137,560                    $0.84
                                                       ===================       =====================        =================
                                                       ------------------------------------------------------------------------
                                                                         Nine Months Ended September  30, 2000
                                                       ------------------------------------------------------------------------
                                                              Income                     Shares                    Per Share
                                                            (Numerator)               (Denominator)                 Amount
                                                       --------------------      ---------------------        -----------------
Net income per basic common share before cumulative
      effect of change in accounting principle                    $105,544                     126,984                    $0.83
                                                       ===================       =====================        =================

Effect of dilutive securities:
     Options outstanding                                                                         8,114
     Options exercised                                                                           1,271


                                                       -------------------       ---------------------        -----------------
Net income per diluted common share before cumulative
      effect of change in accounting principle                    $105,544                     136,369                    $0.77
                                                       ===================       =====================        =================

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  For the three months and nine months ended September 30, 2001, the Company had 1,688 and 1,690 stock option securities that were antidilutive, respectively. For the three months and nine months ended September 30, 2000, the Company had 0 and 2 stock option securities that were antidilutive, respectively. These antidilutive securities were not included in the computation of diluted EPS.
The effect of dilutive securities was calculated using the treasury stock method.

6.  Comprehensive Income

                                                       Three Months           Three Months        Nine Months           Nine Months
                                                              Ended                  Ended              Ended                 Ended
                                                       September 30,         September 30,      September 30,         September 30,
                                                                2001                  2000               2001                  2000
                                                   -----------------    ------------------  ------------------   ------------------
Net income                                                   $38,246               $37,091            $115,959             $ 94,773
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax          10,455                (8,033)             (2,589)             (16,475)
Appreciation (depreciation) and realized gain
   on derivative instruments                                  (1,223)                5,289               5,303                9,284
Change in unrealized gain (loss) on investment,
   net of tax                                                   (225)                2,916              (3,154)               2,916
                                                   -----------------    ------------------  ------------------   ------------------
Comprehensive income                                         $47,253               $37,263            $115,519             $ 90,498
                                                   =================    ==================  ==================   ==================

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

8.  Interest Income

Interest income for the three months ended September 30, 2001 and 2000 was $1.5 million and $1.1 million, respectively. Interest income for the nine months ended September 30, 2001 and 2000 was $4.8 million and $3.1 million, respectively.

                    WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Goodwill amortization was approximately $4.0 million in fiscal year 2000 and is expected to be approximately the same in fiscal year 2001. The impact of impairment, if any, of goodwill on the Company's financial statements has not yet been determined.

  In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and with thus be adopted by the Company, as required, in fiscal year 2003. The Company does not expect the application of SFAS 143 to have a material impact on its financial position or results of operations.

  In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single model (based on the framework established in SFAS 121) for long-lived assets to be disposed of by sale, whether previously held or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:

Net sales for the three month period ended September 30, 2001 (the "2001 Quarter") and the nine month period ended September 30, 2001 (the "2001 Period") were $202.7 million and $610.5 million, respectively, compared to $192.0 million for the three month period ended September 30, 2000 (the "2000 Quarter") and $569.6 million for the nine month period ended September 30, 2000 (the "2000 Period"), an increase of 6% for the quarter and 7% for the period. Excluding the adverse effects of a stronger U.S. dollar, net sales increased by 8% over the 2000 Quarter and 11% over the 2000 Period. Sales growth decelerated for the quarter, principally due to the Company's inability to convert strong mass spectrometry orders into shipments during the later part of the quarter. This was due, in part, to normal manufacturing setbacks on newly introduced mass spectrometry products. The Company's HPLC product line grew at a low double digit rate, excluding currency effects. Thermal analysis sales improved during the quarter, reaching low double digit growth as the market reacted favorably to newly launched products. Overall orders and sales reflected continued strong demand across all major geographies, with order backlog increasing over $7.0 million.

Gross Profit:

Gross profit for the 2001 Quarter and the 2001 Period was $129.6 million and $388.6 million, respectively, compared to $121.7 million for the 2000 Quarter and $361.2 million for the 2000 Period, an increase of $7.9 million or 7% for the quarter and $27.4 million or 8% for the period. Gross profit as a percentage of sales increased to 63.9% in the 2001 Quarter from 63.4% in the 2000 Quarter. Gross profit as a percentage of sales increased to 63.6% in the 2001 Period from 63.4% in the 2000 Period due to productivity improvements and a modest shift in sales mix to higher margin chemistry and service product lines, both of which were partially offset by the adverse effects of currency translation.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2001 Quarter and the 2001 Period were $66.9 million and $200.0 million, respectively, compared to $59.7 million for the 2000 Quarter and $181.2 million for the 2000 Period. As a percentage of net sales, selling, general and administrative expenses increased to 33.0% for the 2001 Quarter from 31.1% for the 2000 Quarter, and 32.8% for the 2001 Period from 31.8% for the 2000 Period. The $7.2 million or 12% increase for the quarter and $18.8 million or 10% increase for the period in total expenditures primarily resulted from increased headcount and related costs required to support increased current and future sales levels, slightly reduced by the effects of currency translation. In addition, the Company incurred unexpected foreign currency transaction losses in the 2001 Quarter due to rapid changes in currency translation rates and unusual cross-rate movements.

Research and Development Expenses:

Research and development expenses were $11.8 million for the 2001 Quarter and $34.6 million for the 2001 Period, compared to $10.4 million for the 2000 Quarter and $31.3 million for the 2000 Period, an increase of $1.4 million or 13% from the 2000 Quarter and $3.3 million or 10% from the 2000 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization for the 2001 Quarter and the 2001 Period was $1.8 million and $5.3 million, respectively, consistent with the $1.8 million for the 2000 Quarter and $5.3 million for the 2000 Period.

Operating Income:

Operating income for the 2001 Quarter and the 2001 Period was $49.1 million and $148.7 million, respectively, compared to $49.8 million for the 2000 Quarter and $143.3 million for the 2000 Period, a decrease of $0.7 million or 1% for the quarter and an increase of $5.4 million or 4% for the period. The decrease for the 2001 Quarter is attributed to the increase in operating expenses being slightly greater than the effects of favorable gross margins and sales growth. The 2001 Period increase resulted from overall sales growth and productivity improvements across all operating areas.

Interest Income (Expense), Net:

Net interest income for the 2001 Quarter and the 2001 Period was $1.2 million and $3.8 million, respectively, compared to net interest income (expense) of $.3 million for the 2000 Quarter and ($0.7) million for the 2000 Period. The change primarily reflected the cumulative effects of the Company's cash flow, offset by lower yields on investments.

Provision for Income Taxes:

The Company's effective income tax rate was 24% in the 2001 Quarter and 2001 Period and 26% in the 2000 Quarter and 2000 Period. The 2001 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:

Net income for the 2001 Quarter and income before the cumulative effect of an accounting change for the 2001 Period was $38.2 million and $116.0 million, respectively, compared to $37.1 million for the 2000 Quarter and $105.5 million for the 2000 Period, an increase of $1.1 million or 3% from the 2000 Quarter and $10.5 million or 10% from the 2000 Period, respectively. The improvement over 2000 was a result of sales growth, favorable interest income dynamics and the impact of a decrease in the Company's effective income tax rate.

Euro Currency Conversion

Several countries of the European Union will adopt the Euro as their legal currency effective January 1, 2002 ("the Euro conversion"). A transition period has been established from January 1, 1999 to January 1, 2002 during which companies conducting business in these countries may use the Euro or their local currency. The Company has considered the potential impact of the Euro conversion on pricing competition, information technology systems, currency risk and risk management. Currently, the Company does not expect that the Euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition. During the quarter, the Company successfully tested and implemented the Euro conversion of its information technology systems.

Liquidity and Capital Resources

During the 2001 Period, net cash provided by the Company's operating activities was $119.9 million, primarily as a result of net income for the period after adding back depreciation and amortization, less working capital needs of approximately $18.7 million. In terms of working capital, $28.0 million of cash was used for inventory growth, including new product inventory related to future sales, offset by cash provided by an increase in accounts payable and other current liabilities. In addition to cash from operating activities, cash was provided by $7.1 million of proceeds received by the Company from the exercise of stock options and its employee stock purchase plan, and $6.5 million from the settlement of debt swap agreements. During the period, the Company spent $34.0 million on property, plant, equipment and software capitalization investments and $6.6 million for investments in unaffiliated companies and business acquisitions.

  The Company believes that existing cash and cash equivalent balances of $164.2 million and expected cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital and capital spending requirements of the Company in the foreseeable future.

  As a publicly held company, the Company has not paid any dividends on its common stock and does not plan to pay any dividends in the foreseeable future

Forward-Looking Information

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2001. For additional information, refer to the Company's Form 10-K, Item 7a for the year ended December 31, 2000.

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

A.   None

B. No reports on Form 8-K were filed during the three months ended September 30, 2001.

                      WATERS CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 9, 2001                 Waters Corporation




                                        /s/ John Ornell
                                        ----------------------------------
                                        John Ornell
                                        Vice President and Chief Financial
                                        Officer