Form 10-K405
period 2001-12-31
WATERS CORP /DE/
filed 2002-03-28
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

     (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2001

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

State the aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 11, 2002: $4,310,247,781.

Indicate the number of shares outstanding of the registrant's common stock as of March 11, 2002: 131,090,261

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

                     WATERS CORPORATION AND SUBSIDIARIES
                         ANNUAL REPORT ON FORM 10-K
                                    INDEX

INDEX NO.                                                                   PAGE
---------                                                                   ----

                                   PART I

1.   Business................................................................ 3
2.   Properties.............................................................. 8
3.   Legal Proceedings....................................................... 9
4.   Submission of Matters to a Vote of Security Holders.....................11
     Executive Officers of the Registrant....................................11

                                  PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters   12
6.   Selected Financial Data.................................................12
7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations...........................................................12
7a.  Quantitative and Qualitative Disclosures About Market Risk..............19
8.   Financial Statements and Supplementary Data.............................20
9.   Changes In and Disagreements With Accountants on Accounting and
     Financial Disclosure....................................................42

                                 PART III

10.  Directors and Executive Officers of the Registrant......................42
11.  Executive Compensation..................................................42
12.  Security Ownership of Certain Beneficial Owners and Management..........42
13.  Certain Relationships and Related Transactions..........................42

                                  PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........42

     Signature...............................................................45

                                   PART I

ITEM 1:  BUSINESS

GENERAL

Waters Corporation ("Waters" or the "Company") is a holding company which owns all of the outstanding common stock of Waters Technologies Corporation, the operating subsidiary. Waters was incorporated to acquire ("Acquisition") the predecessor Waters Chromatography Division ("Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994. Waters became a publicly traded company with its initial public offering ("IPO") in November 1995. The Company has made two significant acquisitions since becoming a public company: Micromass Limited ("Micromass") in September 1997 and TA Instruments, Inc. ("TAI") in May 1996.

BUSINESS SEGMENTS

The Company operates in the analytical instrument industry, with manufacturing and distribution expertise in three complementary technologies: high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service; mass spectrometry ("MS") instruments that can be integrated and used along with other analytical instruments, especially HPLC; and thermal analysis ("TA") and rheology instruments. The Company also operates in several geographic segments. See Note 15 to the financial statements for detailed results by geographic segment and products and service revenue. As also discussed in Note 15 to the financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

BUSINESS

Waters, an analytical instrument manufacturer, is the world's largest manufacturer and distributor of HPLC instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through Micromass, the Company believes it is a market leader in the development, manufacture, and distribution of mass spectrometry instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through TAI, the Company believes it is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

     Developed in the 1950's, HPLC today is the standard technique used to identify and analyze the constituent components of a variety of chemicals and materials. HPLC's performance capabilities enable it to separate and identify 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications. Within the pharmaceutical and life science industries, its most significant end-use market, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is used to identify food content for nutritional labeling in the food and beverages industry and to test water and air purity within the environmental testing industry. HPLC is also used in a variety of applications in other industries, such as chemical and consumer products, as well as by universities and government agencies. In many instances, the Food and Drug Administration ("FDA") and the U.S. Environmental Protection Agency regulations, and those of their international counterparts, mandate testing that requires HPLC instrumentation.

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

     The acquisition of Micromass expanded the Company's product offerings in mass spectrometry instruments. Micromass is a world leader in the development, manufacture, sale and support of organic, inorganic, stable isotope and inductively-coupled plasma ("ICP") mass spectrometers typically combined with HPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography or elemental analysis systems. Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, environmental and geochemistry markets worldwide. With the acquisition of Micromass, Waters became one of the leading worldwide manufacturers of analytical systems that bring together HPLC and mass spectrometry detection, or HPLC-MS. Design innovations in HPLC-MS interfacing technology have drastically improved the operating efficiencies of these systems, greatly simplifying their operation, driving down their overall cost and making them much more affordable for the average analytical laboratory. These laboratories previously relied on expert mass spectrometrists to provide them the information they now get in minutes. The largest market for HPLC-MS is the pharmaceutical market where new drug development technologies are placing greater demands on laboratories to screen and analyze new drug compounds.

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

     Instruments and data products comprise approximately two thirds of the Company's total revenue. Consumable products and service comprise the remaining amount of the Company's revenue.

CUSTOMERS

Waters has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company's largest sector and includes multinational pharmaceutical companies, generic drug manufacturers and biotechnology companies. The Company's other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. Waters' technical support staff work closely with our customers in developing and implementing applications that meet their full range of analytical requirements.

     The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal year 2001, no single customer accounted for more than 3% of the Company's net sales.

RESEARCH AND DEVELOPMENT

Waters maintains an active research and development program focused on the development and commercialization of products which both complement and updates the existing product offering. The Company's research and development expenditures for 2001, 2000 and 1999, were $46.6 million, $42.5 million and $36.1 million, respectively. Nearly all of the current HPLC products of the Company have been developed at the Company's main research and development center located in Milford, Massachusetts, with input and feedback from Waters' extensive field organization. The majority of the mass spectrometry products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company's research and development center in New Castle, Delaware. At December 31, 2001, there were approximately 470 employees involved in the Company's research and development efforts. Despite the Company's active research and development program, there can be no assurances that the Company's product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

SALES AND SERVICE

Waters has one of the largest sales and service teams in the industry focused exclusively on HPLC, MS and TA. Across all technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 1,300 field representatives in 95 sales offices throughout the world. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

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

     The Company manufactures its HPLC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data and software components for the Company's HPLC and mass spectrometry product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA. Thermal analysis products are manufactured at the Company's New Castle, Delaware facility and rheology products are manufactured at the Company's Leatherhead, England facility.

     The Company manufactures its mass spectrometry products at its facilities in Manchester, England and Cheshire, England. Certain components or modules of our mass spectrometry instruments are manufactured by outside long-standing contractors. Each stage of this supply chain is closely monitored by the Company to maintain our high quality and performance standards. The instruments, components or modules are then returned to our facilities where our engineers perform final assembly, calibrations to customer specifications and quality control procedures.

COMPETITION

The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers in both domestic and foreign markets. Waters competes in its markets primarily on the basis of instrument performance, reliability and service and, to a lesser extent, price. Some competitors have instrument businesses that are much larger than the Company's business, but are typically less focused on Waters' chosen markets. Some competitors have greater financial and other resources than the Company.

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

PATENTS, TRADEMARKS AND LICENSES

Waters owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software is licensed from third parties. Waters also owns a number of trademarks. The Company's patents, trademarks and licenses are viewed as valuable assets to its operations.

EMPLOYEES

At December 31, 2001, Waters employed approximately 3,500 employees, 52% of who are located in the United States. Waters considers its employee relations, in general, to be good, and Waters' employees are not represented by any union. The Company believes that its future success depends, in a large part, upon its continued ability to attract and retain highly skilled employees.

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

     With respect to the Predecessor's operations of the Company's HPLC business, Millipore has been notified that the U.S. Environmental Protection Agency has determined that a release or a threat of a release of hazardous substances as defined by CERCLA has occurred at certain sites to which chemical wastes generated by its manufacturing operations have been sent. In each instance, Millipore was one of a large number of entities that received notification from the U.S. Environmental Protection Agency, and Millipore anticipates that any ultimate liability for remedial costs will be shared by others. In any instances involving chemical wastes generated by the Predecessor, Millipore has entered into partial settlements, paid its proportionate financial obligation and received partial releases.

     In connection with the Acquisition, Millipore agreed to retain environmental liabilities resulting from pre-acquisition operations of the Company's facilities. Notwithstanding this contractual agreement, under CERCLA and similar environmental laws, the Company may remain primarily liable to some parties for environmental cleanup costs.

RISK FACTORS

Forward-Looking Statements:

Certain of the statements in this Form 10-K and the documents incorporated in this Form are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company's new products, (ii) the Company's growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company's business and (iv) the Company's ability to continue to control costs and maintain quality. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) general changes in the economy or marketplace including currency fluctuations, in particular with regard to the euro, British pound and Japanese yen, (iii) changes in the competitive marketplace, including obsolescence resulting from the introduction of technically advanced new products and pricing changes by the Company's competitors, (iv) the ability of the Company to generate increased sales and profitability from new product introductions, (v) the ability of the Company to replace or increase the amount of its existing revolving credit agreement in the event the need of a credit facility is required, (vi) the reduction in capital spending of pharmaceutical customers, (vii) the loss of intellectual property rights in the Company's research and development efforts, as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

Competition and the Analytical Instrument Market:

The analytical instrument market; in particular, the portion related to the Company's HPLC, mass spectrometry and thermal analysis product lines; is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Many competitors are divisions of significantly larger companies that have greater financial and other resources, including larger sales forces and technical staffs, than the Company. There can be no assurances that the Company's competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company's sales and marketing forces will compete successfully against its competitors in the future.

     Additionally, the market may, from time to time, experience low sales growth. Approximately 63% of the Company's net sales in 2001 were to the worldwide pharmaceutical industry, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company's results of operations.

Risk of Disruption:

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

Foreign Operations and Exchange Rates:

Approximately 57% of Waters' 2001 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

     Additionally, the U.S. dollar value of the Company's net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on Waters' result of operations.

Reliance on Key Management:

The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in management, the Company's operations could be adversely affected.

Euro Currency Conversion:

Several countries of the European Union adopted the euro as their legal currency effective January 1, 2002 ("the euro conversion"). A transition period had been established from January 1, 1999 to January 1, 2002 during which companies conducting business in these countries could use the euro or their local currency. The Company has considered the potential impact of the euro conversion on pricing competition, information technology systems, currency risk and risk management. Currently, the Company does not expect that the euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition. During 2001, the Company successfully tested and implemented the euro conversion of its information technology systems.

Protection of Intellectual Property:

The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Conversely, there could be successful claims against us where our intellectual property does not cover competitor products or is invalidated. See, in particular, the matter discussed in Item 3: Legal Proceedings, under "Applera Corporation." The Company's patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company's results of operations and financial conditions.

Reliance on Customer Demand:

The demand for the Company's products is dependent upon the size of the markets for its HPLC, MS and TA product, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets and competitive considerations. There can be no assurances that the Company's results of operations will not be adversely impacted by a change in any of the factors listed above.

Reliance on Suppliers:

Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company's financial condition or results of operations and could result in damage to its relationship with its customers.


ITEM 2:   PROPERTIES

Waters operates 16 United States facilities and 81 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next two to three years. The Company's primary facilities are summarized in the table below.

PRIMARY FACILITY LOCATIONS

Location                       Function /(1)/       Owned/Leased         Square Feet (000's)
--------------------------------------------------------------------------------------------
Franklin, MA                          D                Leased                      30
Milford, MA                      M, R, S, A            Owned                      465
Taunton, MA                           M                Owned                       32
Etten-Leur, Netherlands            S, D, A             Leased                      37
St. Quentin, France                 S, A               Leased                      30
Singapore                           S, A               Leased                       6
Tokyo, Japan                       R, S, A             Leased                      28
Wexford, Ireland                   M, R, S             Leased                      28
New Castle, DE                 M, R, S, D, A           Leased                      71
Leatherhead, England             M, R, S, D            Leased                      10
Beverly, MA                        S, D, A             Leased                      66
Cheshire, England                  M, R, S             Leased                      28
Manchester, England            M, R, S, D, A           Leased                      89

--------------

/(1)/ M = Manufacturing; R = Research; S = Sales and service; D = Distribution;
      A = Administration

     Waters operates and maintains 11 field offices in the United States and 73 field offices abroad in addition to sales offices in the primary facilities listed above. The Company's field office locations are listed below.

FIELD OFFICE LOCATIONS /(2)/

United States                                International
----------------------      -----------------------------------------------------------
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

--------------
/(2)/ Waters operates more than one office within certain states and foreign countries.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of its business. The Company does not believe that the matters in which it or its subsidiaries are currently involved, either individually or in the aggregate, with the exception of the current litigation with Applera Corporation, are material to the Company or its subsidiaries.

Applera Corporation:
PE Corporation (since renamed Applera Corporation), MDS Inc. and Applied Biosystems/MDS Sciex ("the plaintiffs") have filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware. The plaintiffs allege that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 ("the patent"). The patent is owned by MDS Inc. and licensed to a joint venture, Applied Biosystems/MDS Sciex. The Company believes that it does not infringe the patent and alleges the patent is invalid and unenforceable based on inequitable conduct in the course of obtaining the patent and the Reexamination Certificate therefor.

     In March 2002, the Company was informed of a jury's finding that the Quattro Ultima with Mass Transit ion tunnel technology infringes the patent. The same jury has found that the infringement was not willful and determined damages in the amount of $47.5 million. As of the date this Form 10-K was filed, the Court had not addressed claims brought by the Company of inequitable conduct. Favorable rulings on these claims could render the patent unenforceable, although the outcome is not certain. The Court may also enter an injunction in which the Company is enjoined from making, using and selling the Quattro Ultima triple quadrupole mass spectrometer. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to the present litigation. There is a possibility that similar claims may be asserted against the Company in other countries and for other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims should they be brought, cannot be predicted with certainty, but could be material to the Company's financial position, results of operations and liquidity.

     The Company intends to contest both the jury's verdict and the district court's underlying patent claim construction vigorously both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal Circuit. It believes that it has meritorious arguments and has filed counter claims in connection with the above, alleging antitrust violations and the invalidity of the asserted patent, among other things. Management, after reviewing available information relating to this matter, has determined that it is probable some liability has been incurred. The Company believes that any liability ultimately incurred will not likely exceed the provision described below recorded in the quarter ended December 31, 2001 including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the $75.0 million recorded as a patent litigation provision in the quarter ended December 31, 2001 in the consolidated statements of operations, is the Company's best estimate of its exposure based on information currently available.

Other:
The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court's judgment, with respect to PE's infringement of the TAI patents, was affirmed. The District Court's judgment with respect to TAI's non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings. PE appealed the appellate court decision, that PE failed to preserve certain arguments on appeal, to the U.S. Supreme Court and that appeal was denied. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

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

     Cohesive Technologies, Inc. ("Cohesive") has brought three suits against the Company in the United States District Court of Massachusetts. Cohesive alleges that several products of the Company, which are part of a much larger product line, are an infringement of two Cohesive U.S. Patents. The Company has denied infringement of such patents and has asserted several defenses. One of the products alleged to be an infringement is now obsolete and is no longer sold. During the fourth quarter of 2001, a jury returned a verdict in one of the suits finding the Company liable for infringement of one of the two patents. The Company intends to continue to vigorously defend its position. Judgment has not been entered on the jury's verdict and further proceedings may preclude such entry. The Company believes it has meritorious positions and should prevail either through judgment or on appeal, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Douglas A. Berthiaume, 53, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as President, Chief Executive Officer and a Director of the Company since August 1994. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. On January 4, 2002, John R. Nelson was promoted to President and Chief Operating Officer of the Company. Mr. Berthiaume remains as Chairman of the Board of Directors and Chief Executive Officer and a Director of the Company. Mr. Berthiaume is a Director of the Children's Hospital Trust, the Analytical and Life Science Systems Association and Genzyme Corporation.

     Arthur G. Caputo, 50, has been Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined the Predecessor in October 1977 and has held a number of positions in sales within the Predecessor and Millipore. Prior to his current position, he was Senior Vice President and General Manager of Millipore's North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and also served as the General Manager of Waters' North American field sales, support and marketing functions. On January 4, 2002, Mr. Caputo was promoted to President of the Waters Division.

     Brian K. Mazar, 44, Senior Vice President, Human Resources and Investor Relations, has directed Human Resources and Investor Relations since August 1994. He joined the Predecessor in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning, Inc.

     John R. Nelson, 58, has been Senior Vice President, Research, Development and Engineering of the Company since August 1994. He joined the Predecessor in August 1976 and has held a variety of positions in marketing as well as research and development, including Vice President Waters Research Development and Engineering, Senior Vice President Worldwide Marketing Operations and Senior Vice President of Product Development. Mr. Nelson is also responsible for the Company's Micromass Limited and TA Instruments, Inc. operations. On January 4, 2002, Mr. Nelson was promoted to President and Chief Operating Officer of the Company.

     John A. Ornell, 44, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Waters in 1990 and most recently was Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company's worldwide business systems.

     Devette W. Russo, 49, Senior Vice President, Chromatography Consumables Division, has directed the Chromatography Consumables Division since 1990. She joined the Predecessor in 1975 as a Marketing Communications Account Manager, and has held a variety of positions within the Predecessor and Millipore in marketing before assuming her current responsibilities as Senior Vice President, Chromatography Consumables Division. Prior positions include Director of Corporate Communications for Millipore and Vice President of Marketing for the Chemistry Division. Ms. Russo held various marketing and application support roles before joining the Millipore organization. On January 4, 2002, Ms. Russo was appointed Senior Vice President, New Business Development.

     David A. Terricciano, 46, Vice President, Operations joined Waters in 2001. Prior to joining Waters, he worked as Vice President and General Manager of Operations for Perkin-Elmer Instruments. Previously, he held a variety of positions at B.F Goodrich Aerospace and Honeywell Aerospace.

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 11, 2002, the Company had approximately 276 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in the past two years and does not plan to pay dividends in the foreseeable future.

     On February 27, 2001, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from two hundred million to four hundred million shares, contingent upon shareholder approval at the Company's Annual Meeting. Shareholders approved the amendment at the Annual Meeting on May 3, 2001.

     The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange (adjusted to reflect a two-for-one stock split declared by the Company for shareholders of record as of August 4, 2000) is as follows:

                                                        Price Range
                                                        -----------
        For the quarter ended                         High        Low
        ---------------------                         ----        ---
        March 31, 2000                              53 3/8       22
        June 30, 2000                               64 3/4       38 23/32
        September 30, 2000                          90 3/8       59 5/16
        December 31, 2000                           88 1/2       62 11/16
        March 31, 2001                              85 3/8       31 1/2
        June 30, 2001                               58 1/33      26
        September 30, 2001                          36 1/2       22 1/3
        December 31, 2001                           40 19/20     33 13/20


ITEM 6:  SELECTED FINANCIAL DATA

Reference is made to information contained in the section entitled "Selected Financial Data" on page 41 of this Form, included in Item 8, Financial Statements and Supplementary Data

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

Sales grew by 8% in 2001 and by 13% in 2000. Excluding currency effects, sales grew 11% in 2001 and by 17% in 2000. Sales growth, before currency effects, in both years reflected increased customer demand for new products and generally was broad-based geographically. Operating income, excluding a provision for patent litigation, for the year ended December 31, 2001 was $224.5 million, a 6% increase over the $210.8 million generated in 2000. Earnings per diluted common share were $1.27 in 2001, excluding a provision for patent litigation and an impairment charge for certain equity investments, an 11% increase over the $1.14 in 2000, which is before the cumulative effect of a change in accounting principle. In addition, the Company remained essentially debt-free while generating all-in cash flow of $155.0 million. All-in cash flow is the increase of cash plus the reduction of debt. In February 2002, the Company entered into an agreement to replace its existing credit facility. The new credit facility provides a $250.0 million line of credit and is unsecured in nature.

     In March 2002, the Company was informed, as a result of a jury's finding on a civil action filed by competitors, that the Quattro Ultima triple quadrupole mass spectrometer sold in the U.S. infringes on their U.S. patent. The jury has determined damages in the amount of $47.5 million. As of the date this Form 10-K was filed, the court had not addressed certain claims brought by the Company, which could mitigate damages. The Company intends to contest the jury's findings vigorously through appeals. The Company has recorded a $75.0 million patent litigation charge in the fourth quarter of 2001 as a result of this matter including interest, court costs, legal fees and other charges. Management believes that some liability has been incurred and this is the Company's best estimate of its exposure based on information currently available.

     During 2001, approximately 57% of the Company's combined net sales were derived from operations outside the United States. The Company believes that the geographic diversity of its sales reduces its dependence on any particular region. The U.S. dollar value of these revenues varies with currency exchange fluctuations, and such fluctuations can affect the Company's results from period to period.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Sales:
Net sales for 2001 were $859.2 million and were an increase of 8% compared to $795.1 million for 2000. Excluding the adverse effects of a stronger U.S. dollar in 2001, particularly with the euro and the Japanese yen, 2001 net sales increased by 11% over 2000. Overall orders and sales reflected continued strong demand across all major geographies especially from our life science customers. HPLC and MS sales in 2001 grew slightly more than 10% in constant currencies over 2000 while TA sales were flat. Order backlog remained unchanged for the year before considering the recent $19.0 million order from GeneProt(TM), Inc. Sales of high-end mass spectrometry products were strong for 2001 in all of our life science applications.

Gross Profit:
Gross profit for 2001 was $548.0 million compared to $506.8 million for 2000, an increase of $41.2 million or 8%. Gross profit as a percentage of sales increased to 63.8% in 2001 from 63.7% in 2000. This was primarily due to productivity improvements realized from volume growth and cost savings efficiencies, and a modest shift in sales mix toward higher margin chemistry and service product lines. Both were partially offset by the adverse effects of currency translation to the Company's sales.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses for 2001 and 2000 were $269.7 million and $246.4 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased to 31.4% for 2001 from 31.0% for 2000. The $23.3 million or 9% increase in 2001 resulted primarily from increased headcount, particularly in after-sales technical support and service labor largely within our mass spectrometry business. Headcount rose from 3,158 at December 31, 2000 to 3,483 at December 31, 2001 or 10%. This increase in headcount and related costs were required to support increased current and future sales levels, and were slightly reduced by the effects of currency translation. Foreign currency transaction gains and losses were negligible in fiscal year 2001.

Research and Development Expenses:
Research and development expenses were $46.6 million for 2001 and $42.5 million for 2000, an increase of $4.1 million or 10%. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Patent Litigation Provision:
In 2001, the Company recorded a $75.0 million pre-tax charge for patent litigation. There was no such charge in 2000.

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization was $7.1 million for both 2001 and 2000 as there was relatively no change in the nature or amortization periods of the asset components. In 2002, goodwill amortization will cease in accordance with recently issued accounting standards. Goodwill amortization was approximately $4.0 million in 2001.

Operating Income:
Operating income for 2001, excluding a provision for patent litigation, was $224.5 million compared to $210.8 million for 2000. This increase of $13.7 million or 6% for the year is attributed to production efficiencies and continued focus on cost controls in all operating areas. Operating income as a percentage of sales decreased slightly from 26.5% in 2000 to 26.1% in 2001 essentially due to marginal increases in operating expenses in relation to sales growth unfavorably impacted by currency translation.

Other Expense:
In 2001, the Company recorded a $7.1 million pre-tax charge for an other-than-temporary impairment to the carrying amount of certain equity investments. There was no such charge in 2000.

Interest Income (Expense), Net:
Net interest income for 2001 and 2000 was $5.0 million and $0.1 million, respectively. The change primarily reflected the elimination of debt under the Company's Bank Credit Agreement during 2000 and interest earned on investments of cash generated from the Company's positive cash flow, offset slightly by lower yields.

Provision for Income Taxes:
The Company's effective income tax rate was 22.3% in 2001 and 26% in 2000. The 2001 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions and tax benefits provided by the provision for patent litigation.

Income before Cumulative Effect of Change in Accounting Principle:
Net income before the cumulative effect of an accounting change for 2001 and 2000 was $114.5 million and $156.1 million, respectively, resulting in a decrease of $41.6 million or 27%. The decrease was primarily due to a $75.0 million pre-tax charge against income in 2001 for patent litigation and, to a certain extent, the unfavorable impact of currency translation offset by sales growth, favorable interest income dynamics and the impact of a decrease in the Company's effective income tax rate.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales:
Net sales for 2000 were $795.1 million, compared to $704.4 million for the year ended December 31, 1999, an increase of 13%. Excluding the impact of currency on 2000 net sales compared to 1999, net sales increased 17%. Sales were particularly strong to life science customers and for mass spectrometry products in general. Sales of time-of-flight mass spectrometry products continued to perform well with sales growing in excess of 50% in 2000 as a result of expanding customer needs in proteomics, drug discovery and drug development application areas. Currency translation reduced sales growth rates by four percentage points in 2000 primarily due to weakening of European currencies, which was partially offset by appreciation of the Japanese yen.

Gross Profit:
Gross profit for 2000 was $506.8 million, compared to $447.3 million for 1999, an increase of $59.5 million or 13%. Gross profit as a percentage of sales increased to 63.7% in 2000 from 63.5% in 1999, as the Company continues to benefit from productivity improvements, which were offset, to a certain extent, by the effects of currency translation.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses for 2000 were $246.4 million, compared to $226.6 million for 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 31.0% for 2000 from 32.2% for 1999 as a result of higher sales volume and expense controls. The $19.8 million or 9% increase in total expenditures primarily resulted from increased headcount and related costs required to support increased sales levels, reduced by the effects of currency translation.

Research and Development Expenses:
Research and development expenses were $42.5 million for 2000 compared to $36.1 million for 1999, a $6.4 million or 18% increase from prior year levels. The Company continued to invest significantly in the development of new and improved HPLC, thermal analysis, rheology and mass spectrometry products.

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization for 2000 was $7.1 million, compared to $8.1 million for 1999, a decrease of $1.0 million or 12%. The expense decreased because a portion of purchased technology reached full amortization in 1999.

Operating Income:
Operating income for 2000 was $210.8 million, an increase of $34.3 million or 19% from the prior year. Waters improved operating income levels on the strength of sales growth, volume leverage and continued focus on cost controls in all operating areas.

Interest Income (Expense), Net:
Net interest income was $.1 million in 2000 compared to net interest expense of ($8.9) million in 1999. The current year change primarily reflected payment of outstanding debt balances during the year under the Company's Bank Credit Agreement and investment of cash generated from operations.

Provision for Income Taxes:
The Company's effective income tax rate was 26% in 2000 and 27% in 1999. The 2000 tax rate decreased primarily due to a favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:
Income from operations before the cumulative effect of an accounting change for 2000 was $156.1 million, compared to $122.3 million for 1999, an increase of $33.8 million or 28%. The improvement over the prior year was a result of sales growth, productivity improvement across all operating areas, a decline in interest expense and the impact of a decrease in the Company's effective income tax rate.

Change in Revenue Recognition Accounting:
Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The larger of the contractual cash holdback or the fair value of the installation service is now deferred when the product is shipped and recognized as a multiple element arrangement in accordance with SAB 101 when installation is complete. The cumulative effect of the change on prior years resulted in a charge to income of $10.8 million (net of an income tax benefit of $3.8 million), which is included in income for the year ended December 31, 2000. The adoption of SAB 101 had virtually no effect on the Company's 2000 results of operations excluding the cumulative effect. For the year ended December 31, 2000, the Company recognized $17.6 million in revenue, which is the entire amount of revenue associated with the cumulative effect adjustment as of January 1, 2000.

EURO CURRENCY CONVERSION

Several countries of the European Union adopted the euro as their legal currency effective January 1, 2002 ("the euro conversion"). A transition period had been established from January 1, 1999 to January 1, 2002 during which companies conducting business in these countries could use the euro or their local currency. The Company has considered the potential impact of the euro conversion on pricing competition, information technology systems, currency risk and risk management. Currently, the Company does not expect that the euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition. During 2001, the Company successfully tested and implemented the euro conversion of its information technology systems.

LIQUIDITY AND CAPITAL RESOURCES

During 2001, net cash provided by the Company's operating activities was $189.2 million, primarily as a result of net income for the year after adding back the provision for patent litigation, depreciation, amortization and the tax benefit related to stock option activity, less working capital needs. The $189.2 million is an increase of $13.6 million over 2000 and is mostly due to the increase in the Company's net income, excluding the non-cash impact of the 2001 provision for patent litigation.

     In terms of working capital, excluding the provision for patent litigation, $21.1 million was used as accounts receivable grew relatively proportionate to sales growth while days-sales-outstanding stood at 67 days at December 31, 2001 compared to 68 days at December 31, 2000. Approximately $15.9 million was used for inventory growth related to current sales expectations and new product inventory related to future sales. Within liabilities, an increase in accounts payable and other current liabilities, and deferred revenue and customer advances provided $11.0 million, excluding a tax benefit of $20.5 million on the provision for patent litigation. In addition, the Company received $9.0 million of proceeds from the exercise of stock options and its employee stock purchase plan, and $6.8 million from the settlement of its debt swap agreements. Primary uses of cash flow during the year were $3.7 million of bank debt repayment, $42.4 million of property, plant and equipment and software capitalization investments, and $6.6 million for investments in unaffiliated companies and business acquisitions.

     In February 2002, the Company entered into an agreement to replace its existing credit facility, unsecured in nature, in the amount of $250.0 million. The Company has commitments for lease agreements, expiring at various dates through 2019, covering certain buildings, office equipment and automobiles. Future minimum rents payable as of December 31, 2001 under non-cancelable leases with initial terms exceeding one year are $13.0 million, $11.1 million, $8.7 million and $6.3 million for the years 2002, 2003, 2004 and 2005, respectively. Future minimum rents payable from 2006 through 2019 are $25.7 million. In addition, the Company has various ongoing license and collaboration agreements in conjunction with its research and development efforts. The Company also has disbursed $19.0 million in the first quarter of 2002 as part of certain minority equity investments and an acquisition of a foreign distributor. The Company believes that the existing cash and cash equivalent balance of $226.8 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements, and any adverse final determination of ongoing patent litigation in the foreseeable future.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company's existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in the new credit facility, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair our ability to continue to enter into critical transactions. As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Summary:
The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Waters evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, contingencies and litigation. Waters bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition:
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped all advance payments received associated with that particular order are reclassified to accounts receivable. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. Our products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term and amortized on a straight-line basis to sales over the contract term. At December 31, 2001 the Company had a deferred revenue liability of $49.0 million.

     Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. Revenue related to installation of certain products is deferred when the product is shipped and recognized when installation is complete. The larger of the contractual cash holdback or the fair value of the installation service is deferred and recognized under a multiple element arrangement in accordance with SAB 101. The Company changed its method of revenue recognition for products requiring installation effective January 1, 2000. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment and accrued all associated costs. Estimates of the fair value of installation revenue deferred are based on comparable values from contracts in the same product family where installation is quoted or billed separately.

Loss Provisions on Accounts Receivable and Inventory:
Waters maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Waters does not request collateral from our customers but collectibility is enhanced through the use of credit card payments and letters of credit. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. Our accounts receivable balance at December 31, 2001 was $182.2 million, net of allowances for sales returns and doubtful accounts of $3.8 million. Historically, the Company has not experienced significant bad debt losses. Waters values all of its inventories at the lower of cost or market on a first-in, first-out basis ("FIFO"). Waters estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand including that in our current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. Our inventory balance at December 31, 2001 was $102.7 million, net of valuation provisions.

Valuation of Equity Investments:
Waters holds minority equity interests in companies having operations or technology in areas within our strategic focus, some of which are publicly traded and have highly volatile share prices. For investments where the company is not publicly traded, we obtain and review quarterly and annual financial statements and progress of technological expectations. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. In the fourth quarter of 2001, the Company recorded a $7.1 million charge to other expense, in the consolidated statements of operations, for the impairment of certain equity investments.

Long-Lived Assets, Intangible Assets and Goodwill:
We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:
..    significant underperformance relative to expected historical or projected future operating results;
..    significant negative industry or economic trends;
..    significant changes or developments in strategic technological collaborations or legal matters which affect the Company's capitalized patent, trademark and intellectual properties such as licenses.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $338.2 million as of December 31, 2001. In 2002, Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets became effective and as a result, we will cease to amortize approximately $163.5 million of goodwill. We had recorded approximately $4.0 million of amortization on these amounts during 2001 and would have recorded approximately the same amount of amortization in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first half of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Warranty:
Product warranties are recorded at the time revenue is recognized for certain product shipments. While Waters engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our previous estimates, revisions to the estimated warranty liability would be required.

Income Taxes:
As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

     The Company has realized significant income tax benefits associated with the exercise of its nonqualified stock options. The corresponding credit was to additional paid-in-capital. Because of the magnitude of the stock option exercises, the Company believes that it is more likely than not that the U.S. deferred tax assets will not be realized, therefore, a valuation allowance has reduced to zero all the deferred tax assets relating to U.S. income. The remaining deferred tax asset of $1.8 million at December 31, 2001 relates to foreign deferred tax assets that are expected to be utilized.

Litigation:
As described in Item 3 of this Form 10-K, the Company is a party to various pending litigation matters. With respect to each pending claim, management determines whether it can reasonably estimate whether a loss is probable and, if so, the probable range of that loss. If and when management has determined, with respect to a particular claim, both that a loss is probable and that it can reasonably estimate the range of that loss, the Company records a charge equal to either its best estimate of that loss or the lowest amount in that probable range of loss. The Company will disclose additional exposures when the range of loss is subject to considerable interpretation.

     With respect to the claims described in Item 3, management of the Company to date has been able to make both of these determinations, and thus has recorded a charge, only with respect to the claim described under the heading "Applera Corporation." As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges, which could materially impact the Company's results of operation or financial position.

RECENT ACCOUNTING STANDARDS CHANGES

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Goodwill amortization was approximately $4.0 million in fiscal year 2001. The impact of impairment, if any, of goodwill on the Company's financial statements has not yet been determined.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted by the Company, as required, in fiscal year 2003. The Company does not expect the application of SFAS 143 to have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single model (based on the framework established in SFAS 121) for long-lived assets to be disposed of by sale, whether previously held or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on its financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial risk in several areas including changes in foreign exchange rates and interest rates. The Company attempts to minimize its exposures by using certain financial instruments, for purposes other than trading, in accordance with the Company's overall risk management guidelines. Further information regarding the Company's accounting policies for financial instruments and disclosures of financial instruments can be found in Notes 2 and 6 to the Company's consolidated financial statements.

FOREIGN EXCHANGE

The Company has operations in various countries and currencies throughout the world. As a result, the Company's financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements to mitigate partially such effects, and these agreements are designated as foreign currency hedges of a net investment in foreign operations. These agreements effectively swap higher U.S. dollar fixed rate borrowings for lower fixed rate borrowings denominated in the respective currencies. The effects of these debt swap agreements and interest income earned from the investment of cash in 2001, 2000 and 1999 were $6.2 million, $4.5 million and $3.2 million, respectively. During 2001, the Company opened and subsequently closed debt swap agreements, in European and Japanese currencies. In December 2001, the Company entered into new debt swap agreements in Japanese yen, with a notional amount totaling $27.0 million, with a term of three months and an interest rate of .15%. For the year ended December 31, 2001, the Company recorded a cumulative net pre-tax gain of $7.8 million in accumulated other comprehensive (loss), which consisted of a realized gain of $6.8 million relating to the closed debt swap agreements and an unrealized gain of $1.0 million relating to the new Japanese yen swap agreements, both of which partially offset hedged foreign exchange impacts. At December 31, 2000, the Company did not have any open debt swap agreements and for the year ended December 31, 2000, a realized gain of $15.2 million was recognized in accumulated other comprehensive (loss).

     Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair market value of the debt swap agreements as of December 31, 2001 would decrease by $2.9 million.

     The Company also enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro and British pound. The periods of these forward contracts typically range from three to six months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward contracts are recorded in selling, general and administrative expenses in the consolidated statement of operations. At December 31, 2001 and December 31, 2000, the Company held forward foreign exchange contracts with notional amounts totaling approximately $54.1 million and $60.0 million, respectively.

INTEREST RATES

The Company is exposed to the risk of interest rate fluctuations when borrowing in connection with its credit agreement. As a result, the Company may periodically attempt to minimize its interest rate exposures by using certain financial instruments such as interest swap agreements for the purposes other than trading. At December 31, 2001 and 2000, there were no outstanding interest swap agreements.

     The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company's cash equivalents represent highly liquid investments, with original maturities of 90 days or less, in repurchase agreements and money market funds. Cash equivalents are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company periodically maintained balances in various operating accounts in excess of federally insured limits.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Waters Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 22, 2002, except as to Note 17
which is as of March 21, 2002

                       Waters Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
December 31    (In thousands, except per share data)                                      2001                    2000
------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                                                         $226,798                $ 75,509
    Accounts receivable, less allowances for doubtful accounts and sales
       returns of $3,812 and $2,815 at December 31, 2001 and 2000, respectively        182,164                 167,713
    Inventories                                                                        102,718                  87,275
    Other current assets                                                                11,064                  13,299
                                                                                    ------------            ------------
       Total current assets                                                            522,744                 343,796

Property, plant and equipment, net                                                     114,207                 102,608
Other assets                                                                            86,481                  80,486
Goodwill, less accumulated amortization of $23,072 and $19,464 at December 31,
    2001 and 2000, respectively                                                        163,479                 165,455
                                                                                    ------------            ------------
       Total assets                                                                   $886,911                $692,345
                                                                                    ============            ============

Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable and current portion of long-term debt                               $  1,140                $  4,879
    Accounts payable                                                                    35,979                  43,310
    Accrued compensation                                                                20,176                  24,066
    Deferred revenue and customer advances                                              46,014                  37,292
    Accrued retirement plan contributions                                                8,660                   4,405
    Accrued income taxes                                                                41,643                  45,653
    Accrued other taxes                                                                  5,925                   3,590
    Accrued patent litigation                                                           75,000                      --
    Other current liabilities                                                           46,469                  54,586
                                                                                    ------------            ------------
       Total current liabilities                                                       281,006                 217,781
Other liabilities                                                                       24,160                  22,783
                                                                                    ------------            ------------
       Total liabilities                                                               305,166                 240,564

Stockholders' equity:
    Common stock, par value $.01 per share, 400,000 shares authorized, 130,918 and 129,811 shares issued and outstanding at December 31, 2001 and 2000,
       respectively                                                                      1,309                   1,298
    Additional paid-in capital                                                         232,907                 211,161
    Retained earnings                                                                  359,926                 245,383
    Accumulated other comprehensive (loss)                                             (12,397)                 (6,061)
                                                                                    ------------            ------------
       Total stockholders' equity                                                      581,745                 451,781
                                                                                    ------------            ------------
       Total liabilities and stockholders' equity                                     $886,911                $692,345
                                                                                    ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

                       Waters Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31  (In thousands, except per share data)                           2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                           $859,208       $795,071       $704,400
Cost of sales                                                                        311,232        288,264        257,136
                                                                                 ------------   ------------    ------------
    Gross profit                                                                     547,976        506,807        447,264
Selling, general and administrative expenses                                         269,706        246,390        226,593
Research and development expenses                                                     46,602         42,513         36,094
Patent litigation provision (Note 17)                                                 75,000             --             --
Goodwill and purchased technology amortization                                         7,141          7,077          8,068
                                                                                 ------------   ------------    ------------
    Operating income                                                                 149,527        210,827        176,509
Other expense (Note 3)                                                                (7,066)            --             --
Interest expense                                                                      (1,258)        (4,316)       (12,187)
Interest income                                                                        6,223          4,451          3,239
                                                                                 ------------   ------------    ------------
    Income from operations before income taxes                                       147,426        210,962        167,561
Provision for income taxes                                                            32,883         54,849         45,243
                                                                                 ------------   ------------    ------------
    Income before cumulative effect of change in accounting
       principle                                                                     114,543        156,113         122,318
Cumulative effect of change in accounting principle (Note 2)                              --        (10,771)             --
                                                                                 ------------   ------------    ------------
       Net income                                                                    114,543        145,342         122,318
Accretion of and 6% dividend on preferred stock                                           --             --            (825)
Gain on redemption of preferred stock                                                     --             --             383
                                                                                 ------------   ------------    ------------
    Net income available to common stockholders                                     $114,543       $145,342        $121,876
                                                                                 ============   ============    ============

Income per basic common share:
    Net income per basic common share before cumulative
      effect of change in accounting principle                                      $    .88       $   1.22        $    .99
    Cumulative effect of change in accounting principle                                   --           (.08)             --
                                                                                 ------------   ------------    ------------
    Net income per basic common share                                               $    .88       $   1.14        $    .99
                                                                                 ============   ============    ============

Weighted average number of basic common shares                                       130,559        127,568         123,013
                                                                                 ============   ============    ============

Income per diluted common share:
    Net income per diluted common share before cumulative
      effect of change in accounting principle                                      $    .83      $    1.14       $     .92
    Cumulative effect of change in accounting principle                                   --           (.08)             --
                                                                                 ------------   ------------    ------------
    Net income per diluted common share                                             $    .83      $    1.06       $     .92
                                                                                 ============   ============    ============

Weighted average number of diluted common shares and equivalents                     137,509        136,743         132,632
                                                                                 ============   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       Waters Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31   (In thousands)                                       2001                2000              1999
---------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                            $114,543            $145,342          $122,318
    Adjustments to reconcile net income to net cash provided by operating activities:
       Loss provisions on accounts receivable and inventory                    (98)                --                607
       Deferred income taxes                                                 1,841              (4,444)            1,499
       Depreciation                                                         20,638              17,380            15,663
       Amortization of goodwill and other intangibles                       13,313             (12,522)           14,181
       Compensatory stock option expense                                        --                 166               220
       Tax benefit related to stock option plans                            12,739              12,330             9,747
    Change in operating assets and liabilities, net of acquisitions:
       (Increase) in accounts receivable                                   (21,090)            (24,214)          (16,341)
       (Increase) in inventories                                           (15,931)            (11,381)           (1,306)
       Decrease (increase) in other current assets                           1,181               2,138            (1,039)
       (Increase) in other assets                                           (3,593)             (8,879)           (1,426)
       (Decrease) increase in accounts payable and other currrent
       liabilities                                                         (19,132)             24,854             6,251
       Increase in deferred revenue and customer advances                    9,594               8,092             2,302
       Increase in accrued patent litigation                                75,000                 --                --
       Increase (decrease) in other liabilities                                145               1,680            (1,880)
                                                                      --------------     ---------------     --------------
       Net cash provided by operating activities                           189,150             175,586           150,796

Cash flows from investing activities:
    Additions to property, plant, equipment, software capitalization
       and other intangibles                                               (42,408)            (35,368)          (24,416)
    Investments in unaffiliated companies                                   (4,000)            (15,223)           (2,412)
    Business acquisitions, net of cash acquired                             (2,580)             (1,710)              --
    Loan repayments from officers                                              723                 614             1,098
                                                                      --------------     ---------------     --------------
       Net cash (used in) investing activities                             (48,265)            (51,687)          (25,730)

Cash flows from financing activities:
    Repayment of bank debt                                                  (3,739)            (90,390)         (127,240)
    Redemption of preferred stock                                               --                  --            (9,500)
    Proceeds from stock plans                                                9,018              23,813            11,173
    Proceeds (payments) from debt swaps                                      6,803              15,202              (588)
                                                                      --------------     ---------------     --------------
       Net cash provided by (used in) financing activities                  12,082             (51,375)         (126,155)
                                                                      --------------     ---------------     --------------
Effect of exchange rate changes on cash and cash equivalents                (1,678)               (818)             (605)
                                                                      --------------     ---------------     --------------
       Increase (decrease) in cash and cash equivalents                    151,289              71,706            (1,694)
Cash and cash equivalents at beginning of period                            75,509               3,803             5,497
                                                                      --------------     ---------------     --------------
       Cash and cash equivalents at end of period                         $226,798            $ 75,509          $  3,803
                                                                      ==============     ===============     ==============

Supplemental cash flow information:
    Cash acquired in business acquisitions                                     --             $  1,174                --
    Income taxes paid                                                     $ 36,619            $ 26,456          $  29,014
    Interest paid                                                         $    756            $  3,497          $  12,214

Supplemental non-cash transaction:
    Issuance of note for acquisition                                           --             $  2,834                --

The accompanying notes are an integral part of the consolidated financial statements.

                      Waters Corporation and Subsidiaries
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                          Additional         Deferred         Retained
                                                              Common         Paid-in     Stock Option         Earnings
(In thousands)                                                 Stock         Capital     Compensation        (Deficit)
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                                     $1,212        $173,808            $(386)       $ (21,697)
Comprehensive income, net of tax:
   Net income                                                    -               -                -            122,318
   Other comprehensive (loss):
      Net foreign currency adjustments (Note 12)                 -               -                -                -

   Other comprehensive (loss)                                    -               -                -                -

Comprehensive income                                             -               -                -                -

Accretion of preferred stock                                     -               (92)             -               (230)
Dividend payable on preferred stock                              -              (153)             -               (350)
Gain on redemption of preferred stock                            -               383              -                -
Issuance of common stock for Employee Stock
   Purchase Plan                                                 -             1,251              -                -
Compensatory stock option expense                                -               -                220              -
Stock options exercised                                           33           9,889              -                -
Tax benefit related to stock option plans                        -             9,747              -                -
                                                         -----------   --------------   --------------   --------------
Balance December 31, 1999                                     $1,245        $194,833            $(166)        $100,041
                                                         -----------   --------------   --------------   --------------
Comprehensive income, net of tax:
   Net income                                                    -               -                -            145,342
   Other comprehensive (loss):
      Net foreign currency adjustments (Note 12)                 -               -                -                -
      Unrealized loss on investments, net                        -               -                -                -

   Other comprehensive (loss)                                    -               -                -                -

Comprehensive income                                             -               -                -                -

Issuance of common stock for Employee Stock
   Purchase Plan                                                   1           1,608              -                -
Compensatory stock option expense                                -               -                166              -
Stock options exercised                                           52          22,152              -                -
Tax benefit related to stock option plans                        -            12,330              -                -
Valuation allowance related to stock option deferred
Tax asset                                                        -           (19,762)             -                -
                                                         -----------   --------------   --------------   --------------
Balance December 31, 2000                                     $1,298        $211,161            $ -           $245,383
                                                         -----------   --------------   --------------   --------------
Comprehensive income, net of tax:
   Net income                                                    -               -                -            114,543
   Other comprehensive (loss):
      Net foreign currency adjustments (Note 12)                 -               -                -                -
      Minimum pension liability adjustment                       -               -                -                -
      Unrealized loss on investments, net                        -               -                -                -

   Other comprehensive (loss)                                    -               -                -                -

Comprehensive income                                             -               -                -                -

Issuance of common stock for Employee Stock
   Purchase Plan                                                   1           2,228              -                -
Stock options exercised                                           10           6,779              -                -
Tax benefit related to stock option plans                        -            12,739              -                -
                                                         -----------   --------------   --------------   --------------
Balance December 31, 2001                                     $1,309        $232,907            $ -           $359,926
                                                         ===========   ==============   ==============   ==============











                                                           Accumulated
                                                                 Other            Total     Statement of
                                                         Comprehensive    Stockholders'    Comprehensive
(In thousands)                                                  (Loss)           Equity           Income
----------------------------------------------------------------------------------------   --------------
Balance December 31, 1998                                      $(2,818)        $150,119
Comprehensive income, net of tax:
   Net income                                                      -            122,318         $122,318
   Other comprehensive (loss):
      Net foreign currency adjustments (Note 12)                  (973)            (973)            (973)
                                                         --------------   --------------   --------------
   Other comprehensive (loss)                                     (973)            (973)            (973)
                                                                                           --------------
Comprehensive income                                               -                -           $121,345
                                                                                           ==============
Accretion of preferred stock                                       -               (322)
Dividend payable on preferred stock                                -               (503)
Gain on redemption of preferred stock                              -                383
Issuance of common stock for Employee Stock
   Purchase Plan                                                   -              1,251
Compensatory stock option expense                                  -                220
Stock options exercised                                            -              9,922
Tax benefit related to stock option plans                          -              9,747
                                                         --------------   --------------
Balance December 31, 1999                                      $(3,791)        $292,162
                                                         --------------   --------------
Comprehensive income, net of tax:
   Net income                                                      -            145,342         $145,342
   Other comprehensive (loss):
      Net foreign currency adjustments (Note 12)                (1,524)          (1,524)          (1,524)
      Unrealized loss on investments, net                         (746)            (746)            (746)
                                                         --------------   --------------   --------------
   Other comprehensive (loss)                                   (2,270)          (2,270)          (2,270)
                                                                                           --------------
Comprehensive income                                               -                -           $143,072
                                                                                           ==============
Issuance of common stock for Employee Stock
   Purchase Plan                                                   -              1,609
Compensatory stock option expense                                  -                166
Stock options exercised                                            -             22,204
Tax benefit related to stock option plans                          -             12,330
Valuation allowance related to stock option deferred
Tax asset                                                          -            (19,762)
                                                         --------------   --------------
Balance December 31, 2000                                      $(6,061)        $451,781
                                                         --------------   --------------
Comprehensive income, net of tax:
   Net income                                                      -            114,543         $114,543
   Other comprehensive (loss):
      Net foreign currency adjustments (Note 12)                (2,403)          (2,403)          (2,403)
      Minimum pension liability adjustment                      (4,679)          (4,679)          (4,679)
      Unrealized loss on investments, net                          746              746              746
                                                         --------------   --------------   --------------
   Other comprehensive (loss)                                   (6,336)          (6,336)          (6,336)
                                                                                           --------------
Comprehensive income                                               -                -           $108,207
                                                                                           ==============
Issuance of common stock for Employee Stock
   Purchase Plan                                                   -              2,229
Stock options exercised                                            -              6,789
Tax benefit related to stock option plans                          -             12,739
                                                         --------------   --------------
Balance December 31, 2001                                     $(12,397)        $581,745
                                                         ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

                             1  |  DESCRIPTION OF BUSINESS, ORGANIZATION AND
                                   BASIS OF PRESENTATION

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company believes it is a market leader in the development, manufacture, and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company believes it is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 15 to the financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

                             2  |  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the Unites States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks And Uncertainties

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

Reclassification

Certain amounts in previous years' financial statements have been reclassified to conform to current presentation.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares unless control is likely to be temporary. All material intercompany balances and transactions have been eliminated.

Translation Of Foreign Currencies

For most of the Company's foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive (loss) in the consolidated balance sheets. During 2001, approximately 57% of the Company's net sales were derived from operations outside the United States. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the consolidated statements of operations and were not material in 2001 and 2000.

Cash And Cash Equivalents

Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, in repurchase agreements and money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company has periodically maintained balances in various operating accounts in excess of federally insured limits.

Concentration Of Credit Risk

The Company sells its products and service to a significant number of large and small customers throughout the world, with approximately 63% of 2001 net sales to the pharmaceutical industry. None of the Company's individual customers account for more than 3% of annual Company sales. The Company performs continuing credit evaluation of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis ("FIFO").

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities.

Property, Plant And Equipment

Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings and improvements - thirty years, leasehold improvements - fifteen years or life of lease, and production and other equipment - three to ten years. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in income.

Software Development Costs

The Company capitalizes software development costs for products offered for sale in accordance with Statement of Financial Accounting Standard ("SFAS") 86. Capitalized costs are amortized to cost of sales on a straight-line basis over the estimated useful lives of the related software products, generally three to five years. Capitalized software costs included in other assets were $21,585 and $16,975 at December 31, 2001 and 2000, net of accumulated amortization of $13,177 and $8,419, respectively.

     The Company capitalizes internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized on a straight-line basis over ten years. For the years ended December 31, 2001 and 2000, capitalized internal software included in property, plant and equipment totaled $2,505 and $2,890, net of accumulated amortization of $1,345 and $960, respectively.

Patent, Trademark And Intellectual Property Costs

Other assets includes costs associated with acquiring and successfully defending Company patents, trademarks and intellectual properties such as licenses. These costs are amortized over their expected useful lives. Patent, trademark and intellectual property costs included in other assets totaled $14,561 and $7,245, net of accumulated amortization of $3,487 and $1,858, at December 31, 2001 and 2000, respectively.

Purchased Technology And Goodwill

Purchased technology and other intangibles are recorded at their fair market value as of the acquisition date and amortized over estimated useful lives ranging from four to fifteen years. Goodwill has been amortized on a straight-line basis over its useful life, primarily forty years for current goodwill components. Purchased technology and other intangibles included in other assets totaled $24,287 and $24,703, net of accumulated amortization of $19,308 and $16,668, at December 31, 2001 and 2000, respectively.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt using the effective interest method. At December 31, 2001 and 2000, debt issuance costs included in other assets amounted to $124 and $336, net of accumulated amortization of $3,539 and $3,327, respectively.

Investments

The Company accounts for its investments that represent less than twenty percent ownership using SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, these securities are considered available-for-sale investments and unrealized gains and losses are charged or credited to other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments are included in the consolidated statements of operations.

     Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2001 and 2000 are included in other assets.

Asset Impairment

The Company reviews its long-lived assets and goodwill for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the net realizable value of the asset, relying on a number of factors including but not limited to operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company's evaluation is recorded in other expense in the consolidated statements of operations.

Stockholders' Equity

On February 27, 2001, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from two hundred million to four hundred million shares, which was approved by shareholders at the Annual Meeting on May 3, 2001.

     On July 13, 2000, the Board of Directors approved a two-for-one common stock split, in the form of a 100% stock dividend. Shareholders of record on August 4, 2000 received the stock dividend on or about August 25, 2000. All share and per share amounts have been retroactively restated to reflect the stock split.

     On February 29, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase authorized common stock from one hundred million to two hundred million shares, and on May 4, 2000, shareholders approved the amendment.

Hedge Transactions

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. The impact of adopting SFAS 133 on January 1, 2001 was not material to the Company.

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

     The Company has operations in various countries and currencies throughout the world. As a result, the Company's financial position, results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements to partially mitigate such effects, and these agreements are designated as foreign currency hedges of a net investment in foreign operations. These agreements effectively swap higher U.S. dollar fixed rate borrowings for lower fixed rate borrowings denominated in the respective currencies. The effects of these debt swap agreements are included in interest income for the years presented. During 2001, the Company opened and subsequently closed debt swap agreements, in European and Japanese currencies. In December 2001, the Company entered into new debt swap agreements in Japanese yen, with a notional amount totaling $27,000, with a term of three months and an interest rate of .15%. For the year ended December 31, 2001, the Company recorded a cumulative net pre-tax gain of $7,800 in OCI, which consisted of a realized gain of $6,803 relating to the closed debt swap agreements and an unrealized gain of $997 relating to the new Japanese yen swap agreements, both of which partially offset hedged foreign exchange impacts. At December 31, 2000, the Company did not have any open debt swap agreements and for the year ended December 31, 2000, a realized gain of $15,202 was recognized in accumulated other comprehensive (loss).

     The Company also enters into forward foreign exchange contracts, not designated as cash flow hedging instruments under SFAS 133, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro and British pound. The periods of these forward contracts typically range from three to six months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward contracts are recorded in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gains and losses from currency fluctuations on intercompany balances and these forward contracts were not material for the years presented. At December 31, 2001 and December 31, 2000, the Company held forward foreign exchange contracts with notional amounts totaling approximately $54,100 and $60,000, respectively.

Revenue Recognition And Change In Accounting

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets.

     Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The larger of the contractual cash holdback or the fair value of the installation service is now deferred when the product is shipped and recognized as a multiple element arrangement in accordance with SAB 101 when installation is complete. The cumulative effect of the change on prior years resulted in a charge to income of $10,771 (net of an income tax benefit of $3,785), which is included in income for the year ended December 31, 2000. The adoption of SAB 101 had virtually no effect on the Company's 2000 results of operations excluding the cumulative effect. For the year ended December 31, 2000, the Company recognized $17,561 in revenue, which is the entire amount of revenue associated with the cumulative effect adjustment as of January 1, 2000.

     The following unaudited Pro Forma results of operations for the year ended December 31, 1999 give effect to the adoption of SAB 101 as if the change in accounting occurred at the beginning of that period.

                                                         Year Ended
Unaudited Pro Forma Results                       December 31, 1999
---------------------------                       -----------------
Net income available to common stockholders               $ 118,860
Net income per basic common share                              $.97
Net income per diluted common share                            $.90

Product Warranty Costs

The Company provides for estimated warranty costs at the time of sale which are included in cost of sales in the consolidated statements of operations.

Field Service Expenses

All expenses of the Company's field service organization are included in selling, general and administrative expenses in the consolidated statements of operations.

Advertising Costs

All advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses for 2001, 2000 and 1999 were $7,621, $7,774 and $7,161, respectively.

Research And Development Costs

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work is performed.

Income (Loss) Per Share

In accordance with SFAS 128, Earnings Per Share, the Company presents two earnings per share ("EPS") amounts. Income (loss) per basic common share is based on income available to common shareholders and the weighted average number of common shares outstanding during the periods presented. Income (loss) per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. Accretion, cumulative dividends and gain on redemption of preferred stock have been included in computing income (loss) per share.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Retirement Plans

The Company adopted SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement standardizes employer disclosure requirements about pension and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures that are no longer useful. It does not change the measurement or recognition of those plans.

Recent Accounting Standards Changes

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Goodwill amortization was approximately $4.0 million in fiscal year 2001. The impact of impairment, if any, of goodwill on the Company's financial statements has not yet been determined.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted by the Company, as required, in fiscal year 2003. The Company does not expect the application of SFAS 143 to have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single model (based on the framework established in SFAS 121) for long-lived assets to be disposed of by sale, whether previously held or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on its financial position or results of operations.

                             3  |  BUSINESS INVESTMENTS AND ACQUISITIONS

In June 2000, the Company formed a strategic alliance with Variagenics, Inc. ("Variagenics") to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics is a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership and $3.0 million for a license to manufacture and sell reagents, and warrants to purchase common stock. The warrants to purchase Variagenics common stock are exercisable at $14 per share for a period of 5 years. The warrants were valued at approximately $.7 million using the Black-Scholes model. The Company could pay up to $4.0 million in future milestone payments and is obligated to pay royalties on net sales of the reagent kits. The common stock and warrant investments in Variagenics are included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). The carrying amount of the common stock and warrants in Variagenics was approximately $1.7 million and $6.9 million at December 31, 2001 and 2000, respectively. The license is being amortized on a straight-line basis over its useful life of 15 years.

     In the fourth quarter of 2001, the Company recorded a $7.1 million charge to other expense, in the consolidated statements of operations, for the impairment of certain equity investments, primarily the equity investment in Variagenics, Inc. At December 31, 2001, no other investments and long-lived assets were determined to be impaired.

     In November 2000, the Company entered into an agreement to make a minority equity investment in GeneProt(TM), Inc. ("GeneProt") of $3.6 million Series B Preferred Stock, which is included in other assets at December 31, 2001 and 2000 and accounted for under the cost method of accounting. In December 2001, the Company formed a strategic alliance with GeneProt to collaborate on product development in the application of mass spectrometry equipment to industrial-scale proteomics drug discovery. As part of the strategic alliance, the Company will purchase $10.0 million of Series B Preferred Stock equity securities and GeneProt will purchase up to $20.0 million of mass spectrometry equipment, related systems, and services. The additional investment in GeneProt equity securities was made in February 2002 as part of a second round of equity financing and will be accounted for under the cost method of accounting. The shipment of mass spectrometry products is planned for later in 2002 and will be recognized as sales. The products' prices were at fair values consistent with other orders of this magnitude. The equity investment and sales arrangement were considered on an arms-length basis.

     In December 2000, the Company entered into an agreement to make a minority equity investment of $7.5 million in Caprion Pharmaceuticals Inc. ("Caprion"). Caprion applies proprietary processes in sub-cellular biology in combination with its use of the Company's mass spectrometry products. As of December 31, 2001 and 2000, the Company had paid $7.5 million and $3.5 million, respectively, under this agreement. The investment in Caprion is included in other assets and has been accounted for under the cost method of accounting. Sales to Caprion during 2001 were approximately $4.0 million.

     During 2001 and 2000, the Company also made business acquisitions totaling $2.6 million and $1.7 million, respectively. The business acquisitions were accounted for as purchases and the results of operations of the acquired companies have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisitions have been allocated to tangible and intangible assets and any assumed liabilities based on respective fair market values. Any excess purchase price after this allocation has been accounted for as goodwill. Fixed assets and intangible assets are being amortized over their expected useful lives.

     In the first quarter of 2002, the Company made a business acquisition totaling approximately $5.5 million for the net assets of a foreign distributor and other minority equity investments totaling $3.5 million.

                             4  |  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

------------------------------------------------------------------------------
December 31                                           2001              2000
------------------------------------------------------------------------------
Land and land improvements                        $  3,962           $  3,840
Buildings and leasehold improvements                47,620             43,605
Production and other equipment                     143,884            117,341
Construction in progress                             5,162              6,179
                                                 -----------       -----------
    Total property, plant and equipment            200,628            170,965
Less: accumulated depreciation and amortization    (86,421)           (68,357)
                                                 -----------       -----------
    Property, plant and equipment, net            $114,207           $102,608
                                                 ===========       ===========

                             5  |  INVENTORIES

Inventories are classified as follows:

------------------------------------------------------------------------------
December 31                                          2001              2000
------------------------------------------------------------------------------

Raw materials                                    $ 31,965           $ 32,760
Work in progress                                   26,305             20,269
Finished goods                                     44,448             34,246
                                                 -----------       -----------
    Total inventories                            $102,718           $ 87,275
                                                 ===========       ===========

                             6  |  DEBT

The Company's Bank Credit Agreement ("Agreement") provided a $450.0 million line of credit through June 2002. Loans under the Agreement bore interest for each calendar quarter at an annual rate equal to, at the Company's option, 1) the applicable LIBOR rate plus a varying margin between .30% and 1.00% or 2) prime rate. Margins on LIBOR borrowings varied with the Company's financial performance. At December 31, 2001 and 2000, the Company had no aggregate borrowings outstanding under the Agreement and had additional amounts available to borrow of $442.6 million and $442.8 million, respectively, after outstanding letters of credit. Borrowings were collateralized by substantially all of the Company's assets. The Company was also required to meet certain covenants, none of which was considered restrictive to operations. In February 2002, the Company entered into an agreement to replace its existing credit facility. The new credit facility provides a $250.0 million line of credit, is unsecured in nature and has a five year term.

     The Company's foreign subsidiaries also had available short-term lines of credit totaling $32.9 million at December 31, 2001 and $33.2 million at December 31, 2000. At December 31, 2001 and 2000, related short-term borrowings were $1.1 million at a weighted average interest rate of 5.154% and $2.0 million at a weighted average interest rate of 7.70%, respectively. In addition, at December 31, 2000 the Company had a short-term note payable of $2.8 million related to an acquisition which bore interest at a fixed rate of 6.0%.

                             7  |  INCOME TAXES

Income tax data for 2001, 2000 and 1999 follow in the tables below:

---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                  2001          2000          1999
---------------------------------------------------------------------------------------------------------------------------
The components of income from operations before
   income taxes were as follows:
      Domestic                                                                      $ 48,677      $ 54,263      $ 66,082
      Foreign                                                                         98,749       156,699       101,479
                                                                                   ----------    ----------    ----------
         Total                                                                      $147,426      $210,962      $167,561
                                                                                   ==========    ==========    ==========

The components of the current and deferred income tax provision from operations were as follows:
      Current                                                                       $ 31,680      $ 59,293      $ 41,560
      Deferred                                                                         1,203        (4,444)        3,683
                                                                                   ----------    ----------    ----------
         Total                                                                      $ 32,883      $ 54,849      $ 45,243
                                                                                   ==========    ==========    ==========

The components of the provision for income taxes from
   operations were as follows:
      Federal                                                                       $ 13,303      $ 13,589      $ 16,428
      State                                                                            1,592         2,195         1,187
      Foreign                                                                         17,988        39,065        27,628
                                                                                   ----------    ----------    ----------
         Total                                                                      $ 32,883      $ 54,849      $ 45,243
                                                                                   ==========    ==========    ==========

The differences between income taxes computed at the United
   States statutory rate and the provision for income taxes
   are summarized as follows:
      Federal tax computed at U.S. statutory income tax rate                        $ 51,599      $ 73,837      $ 58,646
      Foreign sales corporation                                                       (2,283)       (2,999)       (3,075)
      State income tax, net of federal income tax benefit                              1,035         1,427           772
      Deferred tax assets (benefited)                                                   (711)       (5,498)       (4,891)
      Net effect of foreign operations                                               (16,875)      (12,814)       (7,243)
      Other, net                                                                         118           896         1,034
                                                                                   ----------    ----------    ----------
         Provision for income taxes                                                 $ 32,883      $ 54,849      $ 45,243
                                                                                   ==========    ==========    ==========

The tax effects of temporary differences and carryforwards
   which gave rise to deferred tax assets and deferred tax
   (liabilities) were as follows:
      Tax benefit of net operating losses and credits                               $103,831      $ 96,534      $ 27,778
      Goodwill amortization                                                            6,334         6,426        10,496
      Deferred compensation                                                            7,703         9,610         9,908
      Inventory                                                                        1,960         3,794         2,586
      Other                                                                            4,611         7,176           645
      Depreciation and capitalized software                                          (13,838)      (10,760)       (9,890)
      Valuation allowance                                                           (108,801)     (109,139)      (22,565)
                                                                                   ----------    ----------    ----------
         Total deferred taxes                                                       $  1,800      $  3,641      $ 18,958
                                                                                   ==========    ==========    ==========


     The income tax benefits associated with nonqualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $12.7 million, $12.3 million and $9.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The deferred tax benefit of net operating losses and credits is broken out as follows: $65.4 million in U.S. operating loss carryforwards that begin to expire in 2019; $29.6 million in foreign tax credits that begin to expire in 2005; $3.3 million in research and development credits that begin to expire in 2009; $3.5 million in Alternative Minimum Tax credits with no expiration date; and $2.0 million in foreign net operating losses with no expiration date. Because of the magnitude of the stock option exercises, the Company believes that it is more likely than not that the U.S. deferred tax assets will not be realized, therefore, a valuation allowance has reduced to zero all the deferred tax assets relating to U.S. income. The remaining deferred tax assets relate to foreign deferred tax assets which are expected to be utilized. To the extent that the deferred tax assets relate to stock option deductions, the resultant benefits, if and when realized, will be credited to stockholders' equity.

     Deferred tax assets included in other current assets totaled $1.8 million, $3.6 million and $5.6 million at December 31, 2001, 2000 and 1999, respectively. Deferred tax assets included in other assets were zero at December 31, 2001 and 2000 and $13.4 million at December 31, 1999. The goodwill amortization amount arises from the difference between the book and tax treatment of goodwill and in-process research and development charges.

     At December 31, 2001, there were unremitted earnings of foreign subsidiaries of approximately $240.5 million. The Company has not provided U.S. income taxes or foreign withholding taxes on these earnings as it is the Company's intention to permanently reinvest the earnings outside the U.S. The Company's effective tax rate for the years ended December 31, 2001, 2000 and 1999 was 22.3%, 26% and 27%, respectively.

                             8  |  COMMITMENTS AND CONTINGENCIES

Lease agreements, expiring at various dates through 2019, cover buildings, office equipment and automobiles. Rental expense was approximately $12,355 in 2001, $12,695 in 2000 and $11,812 in 1999. Future minimum rents payable as of December 31, 2001 under non-cancelable leases with initial terms exceeding one year are as follows:

               --------------------------------------------------
               2002                                      $13,024
               2003                                       11,054
               2004                                        8,685
               2005                                        6,260
               2006 and thereafter                        25,698

     The Company has disbursed $19,000 in the first quarter of 2002 as part of minority equity investments and an acquisition. This is described in more detail in Note 3, Business Investments and Acquisitions.

     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments and any outcome, either individually or in the aggregate, with the exception of the current litigation with Applera Corporation, will not be material to the financial position or results of operations. See Note 17, Subsequent Event, for further information.

                             9  |  REDEEMABLE PREFERRED STOCK

In conjunction with the August 18, 1994 acquisition of the predecessor HPLC business of Millipore Corporation ("Millipore"), the Company authorized and issued one hundred shares of Redeemable Preferred Stock ("Preferred Stock") with a par value of $.01 per share. The Preferred Stock had a liquidation value of $10,000 and earned an annual 6% cumulative dividend on the liquidation value with any accumulated but unpaid dividends added to the liquidation value. The Company could, at any time, redeem the Preferred Stock at the current liquidation value but in no event later than August 18, 2006. The Preferred Stock was recorded at its estimated fair value of $5,000 on the date of issuance. The excess of the liquidation value over the fair market value was being accreted by periodic charges to additional paid-in capital or available retained earnings since the date of issue.

     On November 2, 1999, the Company redeemed all outstanding shares of Preferred Stock, including cumulative unpaid dividends, for $9,500 in cash. The carrying value of the one hundred shares of Preferred Stock and cumulative dividends payable was $9,883 on that date and the transaction resulted in a gain on redemption of $383 which was credited to additional paid-in capital.

     During the year ended December 31, 1999, $322 for accretion and $503 for unpaid dividends were charged against additional paid-in capital or available retained earnings.

                             10  |  STOCK COMPENSATION AND PURCHASE PLANS

Basis of Accounting

The Company has four stock-based compensation plans, which are described below. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. Accordingly, no compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan under SFAS 123, Accounting for Stock-Based Compensation. Had compensation expense for the Company's four stock-based compensation plans been recorded based on the fair value of awards at grant date consistent with the alternative method prescribed by SFAS 123, the Company's pro forma net income for 2001, 2000 and 1999, would have been $95,589, $135,404 and $115,857, respectively. Basic income per share for 2001, 2000, and 1999 would have been $.73, $1.06 and $.94, respectively. Diluted income per share for 2001, 2000, and 1999 would have been $.70, $.99 and $.87, respectively. The pro forma amounts include amortized fair values attributable to options granted after December 31, 1994 only and, therefore, are not likely to be representative of the effects on reported net income for future years.

     The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. Relevant data are described below:

---------------------------------------------------------------------------------------------------------
Significant Assumptions Used to Estimate Option Fair Values                 2001       2000        1999
---------------------------------------------------------------------------------------------------------
Options issued                                                             2,251      1,733       1,868
Risk-free interest rate                                                      5.5%       5.4%        6.2%
Expected life in years                                                       7.5        7.5         7.5
Expected volatility                                                         .565       .524        .437
Expected dividends                                                             0          0           0

-----------------------------------------------------------------------------------------------------------------------------
Weighted Average Exercise Price and Fair Values of Options on the Date of Grant              2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------------
   Exercise price                                                                          $36.73       $70.64       $23.06
   Fair value                                                                              $23.79       $42.85       $13.31

     The following table details the weighted average remaining contractual life of options outstanding at December 31, 2001 by range of exercise prices:

                                        Weighted                                                 Weighted
                                         Average    Remaining Contractual                         Average
        Exercise    Number of Shares    Exercise          Life of Options    Number of Shares    Exercise
     Price Range         Outstanding       Price              Outstanding         Exercisable       Price
----------------    ----------------    --------    ---------------------    ----------------    ---------
$ 1.02 to $ 2.00                 265      $ 1.02                2.8 years                 265      $ 1.02
$ 2.01 to $ 5.00               7,214      $ 3.71                2.7 years               7,214      $ 3.71
$ 5.01 to $10.00                 860      $ 8.56                4.4 years                 850      $ 8.56
$10.01 to $15.00               1,376      $10.69                5.9 years               1,014      $10.69
$15.01 to $20.00               1,794      $19.68                6.9 years                 992      $19.68
$20.01 to $30.00               1,820      $23.22                8.0 years                 663      $23.09
$30.01 to $40.00               2,177      $36.25                9.9 years                   0      $ 0.00
$40.01 to $80.97               1,690      $71.49                8.9 years                 331      $71.36
                    -----------------------------------------------------    -----------------------------
                              17,196      $18.98                5.6 years              11,329      $ 9.14
                    =====================================================    =============================

Stock Option Plans

On May 7, 1996, the Company's shareholders approved the 1996 Long-Term Incentive Plan ("1996 Plan"), which provides for the granting of 4,000 shares of Common Stock, in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock or other types of awards. Under the 1996 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. On December 2, 1997, the Board of Directors approved an additional 8,000 shares of Common Stock for issue under the 1996 Plan. The 1996 Plan is scheduled to terminate on May 7, 2006, unless extended for a period of up to five years by action of the Board of Directors. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award. No SARs, restricted stock, or other types of awards were outstanding as of December 31, 2001.

     The Company's 1994 Stock Option Plan ("1994 Plan") provided for the granting of 20,141 options to purchase shares of Common Stock to certain key employees of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. Options granted have a term of ten years and vest in five equal installments on the first five anniversaries after the grant.

     On May 7, 1996, the Company's shareholders approved the 1996 Non-Employee Director Deferred Compensation Plan ("Deferred Compensation Plan") and the 1996 Non-Employee Director Stock Option Plan ("Director Stock Option Plan"). Under the Deferred Compensation Plan, outside directors may elect to defer their fees and credit such fees to either a cash account which earns interest at a market-based rate or to a common stock unit account, for which four hundred thousand shares of Common Stock have been reserved. Under the Director Stock Option Plan, each outside director will receive an annual option to purchase four thousand shares of Common Stock. Two hundred thousand shares of Common Stock may be issued under the plan. Options have a term of ten years and, with the exception of options granted in 1996, which vest in one year, vest in five equal installments on the first five anniversaries following the date of grant and have option prices no less than fair market value at the date of grant.

     The following table summarizes stock option activity for the plans:

-------------------------------------------------------------------------------------------------------------
                                                                                            Weighted Average
                                             Number of Shares            Price Per Share      Exercise Price
-------------------------------------------------------------------------------------------------------------
   Outstanding at December 31, 1998                    21,148           $ 1.02 to $19.68             $  5.86
Granted                                                 1,868                     $23.06             $ 23.06
Exercised                                              (3,272)          $ 1.02 to $19.68             $  3.03
Canceled                                                  (62)          $ 8.56 to $19.68             $ 12.29
                                                     ----------         ----------------             -------
   Outstanding at December 31, 1999                    19,682           $ 1.02 to $23.06             $  7.94
Granted                                                 1,733           $25.75 to $72.06             $ 70.64
Exercised                                              (5,239)          $ 1.02 to $23.06             $  4.24
Canceled                                                  (85)          $ 8.05 to $23.06             $ 17.59
                                                     ----------         ----------------             -------
   Outstanding at December 31, 2000                    16,091           $ 1.02 to $72.06             $ 15.84
Granted                                                 2,251           $28.23 to $80.97             $ 36.73
Exercised                                              (1,046)          $ 1.02 to $23.06             $  6.51
Canceled                                                 (100)          $ 8.56 to $72.06             $ 44.22
                                                     ----------         ----------------             -------
   Outstanding at December 31, 2001                    17,196           $ 1.02 to $80.97             $ 18.98
                                                     ==========         ================             =======

     Options exercisable at December 31, 2001, 2000, and 1999 were 11,329, 10,648 and 14,058, respectively. The weighted average exercise prices of options exercisable at December 31, 2001, 2000, and 1999 were $9.14, $6.03 and $4.45, respectively. Available stock options for grant at December 31, 2001 were 1,241.

Employee Stock Purchase Plan

On February 26, 1996, the Company adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company's Common Stock. The plan makes available 1,000 shares of the Company's Common Stock commencing October 1, 1996. As of December 31, 2001, approximately 361 shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. No compensation expense is recorded in connection with the plan.

                             11  |  EARNINGS PER SHARE

Basic and diluted EPS calculations are detailed as follows:

                                                         ------------------------------------------------
                                                                           Year Ended 2001
                                                         ------------------------------------------------
                                                              Income            Shares        Per Share
                                                           (Numerator)      (Denominator)       Amount
                                                         ---------------   ---------------   ------------
Net income per basic common share before cumulative
   effect of change in accounting principle                   $114,543             130,559         $.88
                                                         ===============   ===============   ============
Effect of dilutive securities:
   Options outstanding                                                               6,782
   Options exercised and cancellations                                                 168
                                                         ---------------   ---------------   ------------
Net income per diluted common share before cumulative
   effect of change in accounting principle                   $114,543             137,509         $.83
                                                         ===============   ===============   ============

                                                         ------------------------------------------------
                                                                           Year Ended 2000
                                                         ------------------------------------------------
                                                              Income            Shares        Per Share
                                                           (Numerator)      (Denominator)       Amount
                                                         ---------------   ---------------   ------------
Net income per basic common share before cumulative
   effect of change in accounting principle                   $156,113             127,568        $1.22
                                                         ===============   ===============   ============

Effect of dilutive securities:
   Options outstanding                                                               7,882
   Options exercised and cancellations                                               1,293
                                                         ---------------   ---------------   ------------
Net income per diluted common share before cumulative
   effect of change in accounting principle                   $156,113             136,743        $1.14
                                                         ===============   ===============   ============

                                                         ------------------------------------------------
                                                                           Year Ended 1999
                                                         ------------------------------------------------
                                                              Income            Shares        Per Share
                                                           (Numerator)      (Denominator)       Amount
                                                         ---------------   ---------------   ------------
Net income per basic common share before cumulative
   effect of change in accounting principle                   $122,318
Accretion of and 6% dividend on preferred stock                   (825)
Gain on redemption of preferred stock                              383
                                                         ---------------
Income per basic common share                                 $121,876             123,013         $.99
                                                         ===============   ===============   ============

Effect of dilutive securities:
   Options outstanding                                                               8,787
   Options exercised and cancellations                                                 832
                                                         ---------------   ---------------   ------------
Income per diluted common share                               $121,876             132,632         $.92
                                                         ===============   ===============   ============

     For the years ended December 31, 2001, 2000, and 1999, the Company had 1,688, 114 and 0 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

                             12  |  COMPREHENSIVE INCOME

Comprehensive income details follow:

-------------------------------------------------------------------------------------------------------
Year Ended December 31                                                  2001         2000         1999
-------------------------------------------------------------------------------------------------------
Net income                                                          $114,543     $145,342     $122,318

   Foreign currency adjustments
   Foreign currency translation before income taxes                  (11,497)     (17,548)      (7,012)
   Income tax (benefit)                                               (4,024)      (6,142)      (2,454)
                                                                   -----------  -----------  -----------
   Foreign currency translation, net of tax                           (7,473)     (11,406)      (4,558)

   Net appreciation and realized gains on derivative instruments       7,800       15,202        5,516
   Income tax                                                          2,730        5,320        1,931
                                                                   -----------  -----------  -----------
   Net appreciation and realized gains on derivative
      instruments, net of tax                                          5,070        9,882        3,585
                                                                   -----------  -----------  -----------

Net foreign currency adjustments                                      (2,403)      (1,524)        (973)

Minimum pension liability adjustment                                  (4,679)          --           --

Unrealized (loss) on investments before income taxes                   1,148       (1,148)          --
Income tax (benefit)                                                     402         (402)          --
                                                                   -----------  -----------  -----------
   Unrealized (loss) on investments, net of tax                          746         (746)          --
                                                                   -----------  -----------  -----------
   Other comprehensive (loss)                                         (6,336)      (2,270)        (973)

                                                                   -----------  -----------  -----------
   Comprehensive income                                             $108,207     $143,072     $121,345
                                                                   ===========  ===========  ===========

     As described in Note 3 of these financial statements, the Company reclassified the unrealized loss on its investment in Variagenics, Inc. to other expense in the consolidated statements of operations in 2001. The $746 unrealized loss on investments, net of tax, in Variagenics at December 31, 2000 has been included in the asset impairment charge recorded in other expense in the consolidated statements of operations for 2001.

                             13  |  RETIREMENT PLANS

The Company has two retirement plans for U.S. employees: the Waters Employee Investment Plan, a defined contribution plan, and the Waters Retirement Plan, a defined benefit cash balance plan.

     U.S. employees are eligible to participate in the Waters Employee Investment Plan after one month of service. Employees may contribute from 1% to 20% of eligible pay on a pre-tax basis. In 2002, the maximum employee contribution percentage of eligible pay increased from 20% to 30%. After one year of service, the Company makes a matching contribution of 50% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and company matching contributions. For the years ended December 31, 2001, 2000 and 1999, the Company's matching contributions amounted to $2,431, $2,136 and $1,984, respectively.

     U.S. employees are eligible to participate in the Waters Retirement Plan after one year of service. Annually, the Company credits each employee's account as a percentage of eligible pay based on years of service. In addition, each employee's account is credited for investment returns at the beginning of each year for the prior year at the average 12 month Treasury Bill rate plus 0.5%, limited to a minimum rate of 5% and a maximum rate of 10%. An employee does not vest until the completion of five years of service at which time the employee becomes 100% vested.

     The net periodic pension cost under SFAS 87, Employers' Accounting for Pensions, is made up of several components that reflect different aspects of the Company's financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company's accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants. Summary data for the Waters Retirement Plan are presented in the following tables:

--------------------------------------------------------------------------------------------------------
Reconciliation of Projected Benefit Obligation                                       2001          2000
--------------------------------------------------------------------------------------------------------
Benefit obligation, January 1                                                   $  27,849     $  22,710
 Service cost                                                                       2,994         2,695
 Interest cost                                                                      2,305         2,010
 Employee rollovers                                                                    76           149
 Actuarial loss                                                                     1,408           941
 Disbursements                                                                       (493)         (656)
                                                                               -----------   -----------
Benefit obligation, December 31                                                 $  34,139     $  27,849
                                                                               ===========   ===========

--------------------------------------------------------------------------------------------------------
Reconciliation of Fair Value of Assets                                               2001          2000
--------------------------------------------------------------------------------------------------------

Fair value of assets, January 1                                                 $  22,953     $  22,886
 Actual return on plan assets                                                      (2,085)       (2,666)
 Company contributions                                                              3,265         3,240
 Disbursements                                                                       (493)         (656)
 Employee rollovers                                                                    76           149
                                                                               -----------   -----------
Fair value of assets, December 31                                               $  23,716     $  22,953
                                                                               ===========   ===========

--------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status, December 31                                         2001          2000
--------------------------------------------------------------------------------------------------------

Projected benefit obligation                                                    $ (34,139)    $ (27,849)
 Fair value of plan assets                                                         23,716        22,953
                                                                               -----------   -----------
 Projected benefit obligation (in excess of) fair value of plan assets            (10,423)       (4,896)
 Unrecognized prior service cost                                                   (1,027)       (1,126)
 Unrecognized net actuarial loss                                                    9,219         3,186
 Minimum pension liability adjustment (Note 12)                                    (4,679)           --
                                                                               -----------   -----------
Accrued (liability)                                                             $  (6,910)    $  (2,836)
                                                                               ===========   ===========

The projected benefit obligation was calculated using the following weighted average assumptions:
 Discount rate                                                                       7.25%         7.50%
 Return on assets                                                                    9.00%         9.00%
 Increases in compensation levels                                                    4.75%         4.75%

---------------------------------------------------------------------------------------------------
Components of Net Periodic Pension Cost, Year Ended December 31       2001        2000        1999
---------------------------------------------------------------------------------------------------
Service cost                                                       $ 2,994     $ 2,695     $ 2,878
Interest cost                                                        2,305       2,010       1,696
Return on plan assets                                               (2,540)     (2,171)     (1,645)
Net amortization:
  Prior service cost                                                   (99)        (99)        (99)
  Net actuarial (gain)                                                  --          (5)         --
                                                                  ---------   ---------   ---------
Net periodic pension cost                                          $ 2,660     $ 2,430     $ 2,830
                                                                  =========   =========   =========

---------------------------------------------------------------------------------------------------
Reconciliation of (Accrued) Pension Cost                              2001        2000        1999
---------------------------------------------------------------------------------------------------

(Accrued) pension cost, January 1                                  $(2,836)    $(3,646)    $(4,894)
  FAS 87 (cost)                                                     (2,660)     (2,430)     (2,830)
  Contributions made during the year                                 3,265       3,240       4,078
  Minimum pension liability adjustment (Note 12)                    (4,679)         --          --
                                                                  ---------   ---------   ---------
(Accrued) pension cost, December 31                                $(6,910)    $(2,836)    $(3,646)
                                                                  =========   =========   =========

     The Company sponsors various non-U.S. retirement plans. The Company's accrued pension cost for the Japanese defined benefit plan was $4,314 and $4,552 at December 31, 2001 and 2000, respectively, and is included in other liabilities in the consolidated balance sheets.

     The Company also sponsors other unfunded employee benefit plans in the U.S., including a post-retirement health care plan. This plan provides reimbursement for medical expenses and is contributory. The Company's accrued post-retirement benefit obligation for this plan was $2,678 and $2,636 at December 31, 2001 and 2000, respectively, and is included in other liabilities in the consolidated balance sheets.

                             14  |  RELATED PARTY TRANSACTIONS

In 1996 and 1995, the Company made loans to certain executive officers of the Company. The loans were collateralized by a pledge of shares of common stock held by these executive officers. The 1995 loans bore interest at 5.83% per annum and matured on December 1, 2000. The 1996 loans bore interest at 5.65% per annum and matured on January 8, 2001. Loans receivable of $723 at December 31, 2000 are included in other assets in the consolidated balance sheets and were collected during 2001.

                             15  |  BUSINESS SEGMENT INFORMATION

SFAS 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: Waters, Micromass and TAI.

     Waters is in the business of manufacturing and distributing HPLC instruments, columns and other consumables, and related service; Micromass is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, particularly HPLC; and TAI is in the business of manufacturing and distributing thermal analysis and rheology instruments. For all three of these operating segments within the analytical instrument industry; economic characteristics, production processes, products and services, types and classes of customers, methods of distribution, and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. The accounting policies of the reportable segment are the same as those described in the Summary of Significant Accounting Policies. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company. The Company sells products and service within this reportable segment, detailed as follows:

--------------------------------------------------------------------------------
Revenue                                   2001             2000             1999
--------------------------------------------------------------------------------
Products                              $696,613         $652,106         $569,504
Service                                162,595          142,965          134,896
                                     -------------------------------------------
   Total                              $859,208         $795,071         $704,400
                                     ===========================================

     Geographic information is presented below:

------------------------------------------------------------------------------------------------------------------------------------
                                                   United
                                                   States      Europe       Japan        Asia Other Int'l  Elimination       Total
------------------------------------------------------------------------------------------------------------------------------------
2001
Sales:
    Unaffiliated sales                          $ 373,000   $ 250,231   $  63,281   $  40,561   $  73,951    $      --   $ 801,024
    Unaffiliated export sales to Japan                 17      21,038          --          --          --           --      21,055
    Unaffiliated export sales to Asia               7,679      15,402          --          --          --           --      23,081
    Unaffiliated export sales to Other Int'l       10,350       3,698          --          --          --           --      14,048
    Transfers between areas                       191,629      92,751          --          --          --     (284,380)         --
                                                ---------   ---------   ---------   ---------   ---------    ---------   ---------
Total sales                                     $ 582,675   $ 383,120   $  63,281   $  40,561   $  73,951    $(284,380)  $ 859,208
                                                =========   =========   =========   =========   =========    =========   =========

Long-lived assets:
    Unaffiliated                                $ 235,531   $ 113,454   $   2,252   $   6,096   $   6,834    $      --   $ 364,167
    Between affiliates                            269,978      24,011       2,181          --         511     (296,681)         --
                                                ---------   ---------   ---------   ---------   ---------    ---------   ---------
Total long-lived assets                         $ 505,509   $ 137,465   $   4,433   $   6,096   $   7,345    $(296,681)  $ 364,167
                                                =========   =========   =========   =========   =========    =========   =========

2000
Sales:
    Unaffiliated sales                          $ 343,336   $ 228,971   $  64,228   $  34,512   $  60,982    $      --   $ 732,029
    Unaffiliated export sales to Japan                 --      26,581          --          --          --           --      26,581
    Unaffiliated export sales to Asia               7,677      10,927          --          --          --           --      18,604
    Unaffiliated export sales to Other Int'l       12,929       4,928          --          --          --           --      17,857
    Transfers between areas                       162,935      93,344          --          --          --     (256,279)         --
                                                ---------   ---------   ---------   ---------   ---------    ---------   ---------
Total sales                                     $ 526,877   $ 364,751   $  64,228   $  34,512   $  60,982    $(256,279)  $ 795,071
                                                =========   =========   =========   =========   =========    =========   =========

Long-lived assets:
    Unaffiliated                                $ 230,048   $  97,606   $   3,298   $   3,407   $  14,190    $      --   $ 348,549
    Between affiliates                            272,294      24,011       2,181          --       3,811     (302,297)         --
                                                ---------   ---------   ---------   ---------   ---------    ---------   ---------
Total long-lived assets                         $ 502,342   $ 121,617   $   5,479   $   3,407   $  18,001    $(302,297)  $ 348,549
                                                =========   =========   =========   =========   =========    =========   =========

1999
Sales:
    Unaffiliated sales                          $ 289,538   $ 228,181   $  65,137   $  27,603   $  51,134    $      --   $ 661,593
    Unaffiliated export sales to Japan                 --      16,119          --          --          --           --      16,119
    Unaffiliated export sales to Asia               5,831       5,007          --          --          --           --      10,838
    Unaffiliated export sales to Other Int'l       14,326       1,524          --          --          --           --      15,850
    Transfers between areas                       182,471      59,510          --          --          --     (241,981)         --
                                                ---------   ---------   ---------   ---------   ---------    ---------   ---------
Total sales                                     $ 492,166   $ 310,341   $  65,137   $  27,603   $  51,134    $(241,981)  $ 704,400
                                                =========   =========   =========   =========   =========    =========   =========

Long-lived assets:
    Unaffiliated                                $ 221,907   $ 100,516   $   3,279   $     192   $  11,213    $      --   $ 337,107
    Between affiliates                            227,246      24,011       2,181          --       3,795     (257,233)         --
                                                ---------   ---------   ---------   ---------   ---------    ---------   ---------
Total long-lived assets                         $ 449,153   $ 124,527   $   5,460   $     192   $  15,008    $(257,233)  $ 337,107
                                                =========   =========   =========   =========   =========    =========   =========

     The United States category includes Puerto Rico. The Other category includes Canada, South America, Australia, India, Eastern Europe and Central Europe. Transfer sales between geographical areas are generally made at a discount from list price. None of the Company's individual customers account for more than 3% of annual Company sales.

                             16  |  QUARTERLY RESULTS

The Company's unaudited quarterly results are summarized below:

-------------------------------------------------------------------------------------------------------------------------
  2001                                                          First       Second        Third      Fourth
                                                              Quarter      Quarter      Quarter     Quarter      Total
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $201,032     $206,803     $202,694    $248,679     $859,208
Cost of sales                                                  73,298       75,545       73,120      89,269      311,232
                                                           -----------  -----------  -----------  ----------  -----------
   Gross profit                                               127,734      131,258      129,574     159,410      547,976

Selling, general and administrative expenses                   65,907       67,169       66,913      69,717      269,706
Research and development expenses                              11,038       11,741       11,794      12,029       46,602
Patent litigation provision                                        --           --           --      75,000       75,000
Goodwill and purchased technology amortization                  1,748        1,771        1,755       1,867        7,141
                                                           -----------  -----------  -----------  ----------  -----------
   Operating income                                            49,041       50,577       49,112         797      149,527
Other expense                                                      --           --           --      (7,066)      (7,066)
Interest income, net                                            1,486        1,151        1,211       1,117        4,965
                                                           -----------  -----------  -----------  ----------  -----------
   Income (loss) from operations before income taxes           50,527       51,728       50,323      (5,152)     147,426
Provision for income taxes                                     12,127       12,415       12,077      (3,736)      32,883
                                                           -----------  -----------  -----------  ----------  -----------
   Net income (loss)                                         $ 38,400     $ 39,313     $ 38,246    $ (1,416)    $114,543
                                                           ===========  ===========  ===========  ==========  ===========

Net income (loss) per basic common share                     $    .30     $    .30     $    .29    $   (.01)    $    .88
                                                           ===========  ===========  ===========  ==========  ===========

Weighted average number of basic common shares                130,166      130,564      130,752     130,815      130,559
                                                           ===========  ===========  ===========  ==========  ===========

Net income (loss) per diluted common share                   $    .28     $    .29     $    .28    $   (.01)    $    .83
                                                           ===========  ===========  ===========  ==========  ===========

Weighted average number of diluted common shares
and equivalents                                               137,933      137,564      136,704     130,815      137,509
                                                           ===========  ===========  ===========  ==========  ===========

-------------------------------------------------------------------------------------------------------------------------
  2000                                                          First       Second        Third      Fourth
                                                              Quarter      Quarter      Quarter     Quarter      Total
-------------------------------------------------------------------------------------------------------------------------

Net sales                                                    $180,202     $197,408     $191,953    $225,508     $795,071
Cost of sales                                                  66,340       71,777       70,293      79,854      288,264
                                                           -----------  -----------  -----------  ----------  -----------
   Gross profit                                               113,862      125,631      121,660     145,654      506,807
Selling, general and administrative expenses                   60,395       61,060       59,712      65,223      246,390
Research and development expenses                              10,362       10,557       10,394      11,200       42,513
Goodwill and purchased technology amortization                  1,811        1,760        1,755       1,751        7,077
                                                           -----------  -----------  -----------  ----------  -----------
   Operating income                                            41,294       52,254       49,799      67,480      210,827
Interest (expense) income, net                                   (701)        (343)         322         857          135
                                                           -----------  -----------  -----------  ----------  -----------
   Income from operations before income taxes                  40,593       51,911       50,121      68,337      210,962
Provision for income taxes                                     10,545       13,506       13,030      17,768       54,849
                                                           -----------  -----------  -----------  ----------  -----------
   Income before cumulative effect of change in
      accounting principle                                     30,048       38,405       37,091      50,569      156,113
Cumulative effect of change in accounting principle           (10,771)          --           --          --      (10,771)
                                                           -----------  -----------  -----------  ----------  -----------
   Net income                                                $ 19,277     $ 38,405     $ 37,091    $ 50,569     $145,342
                                                           ===========  ===========  ===========  ==========  ===========

Income per basic common share:
   Net income per basic common share before
      cumulative effect of change in accounting principle    $    .24     $    .30     $    .29    $    .39     $   1.22
   Cumulative effect of change in accounting principle           (.09)          --           --          --         (.08)
                                                           -----------  -----------  -----------  ----------  -----------
   Net income per basic common share                         $    .15     $    .30     $    .29    $    .39     $   1.14
                                                           ===========  ===========  ===========  ==========  ===========

Weighted average number of basic common shares                125,602      126,914      128,485     129,347      127,568
                                                           ===========  ===========  ===========  ==========  ===========
Income per diluted common share:
   Net income per diluted common share before
      cumulative effect of change in accounting principle    $    .22     $    .28     $    .27    $    .37     $   1.14
   Cumulative effect of change in accounting principle           (.08)          --           --          --         (.08)
                                                           -----------  -----------  -----------  ----------  -----------
   Net income per diluted common share                       $    .14     $    .28     $    .27    $    .37     $   1.06
                                                           ===========  ===========  ===========  ==========  ===========

Weighted average number of diluted common shares
and equivalents                                               135,184      136,222      137,430     137,795      136,743
                                                           ===========  ===========  ===========  ==========  ===========

                             17  |  SUBSEQUENT EVENT

PE Corporation (since renamed Applera Corporation), MDS Inc. and Applied Biosystems/MDS Sciex ("the plaintiffs") have filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware. The plaintiffs allege that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 ("the patent"). The patent is owned by MDS Inc. and licensed to a joint venture, Applied Biosystems/MDS Sciex. The Company believes that it does not infringe the patent and alleges the patent is invalid and unenforceable based on inequitable conduct in the course of obtaining the patent and the Reexamination Certificate therefor.

     In March 2002, the Company was informed of a jury's finding that the Quattro Ultima with Mass Transit ion tunnel technology infringes the patent. The same jury has found that the infringement was not willful and determined damages in the amount of $47.5 million. As of the date the Company's Annual Report was published, the Court had not addressed claims brought by the Company of inequitable conduct. Favorable rulings on these claims could render the patent unenforceable, although the outcome is not certain. The Court may also enter an injunction in which the Company is enjoined from making, using and selling the Quattro Ultima triple quadrupole mass spectrometer. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to the present litigation. There is a possibility that similar claims may be asserted against the Company in other countries and for other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims should they be brought, cannot be predicted with certainty, but could be material to the Company's financial position, results of operations and liquidity.

     The Company intends to contest both the jury's verdict and the district court's underlying patent claim construction vigorously both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal Circuit. It believes that it has meritorious arguments and has filed counter claims in connection with the above, alleging antitrust violations and the invalidity of the asserted patent, among other things. Management, after reviewing available information relating to this matter, has determined that it is probable some liability has been incurred. The Company believes that any liability ultimately incurred will not likely exceed the provision described below recorded in the quarter ended December 31, 2001 including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the $75.0 million recorded as a patent litigation provision in the quarter ended December 31, 2001 in the consolidated statements of operations, is the Company's best estimate of its exposure based on information currently available.

SELECTED FINANCIAL DATA

                                                                                   Year ended December 31,
In thousands, except per share and employees data                     2001        2000         1999        1998        1997
                                                                      ----        ----         ----        ----        ----
STATEMENT OF OPERATIONS DATA:

Net sales                                                         $859,208    $795,071     $704,400    $618,813    $465,470
Income from operations before income taxes                        $147,426    $210,962     $167,561    $101,547    $  7,467

Income (loss) before cumulative effect of change in
   accounting principle                                           $114,543    $156,113     $122,318    $ 74,399    $ (8,288)
Cumulative effect of change in accounting principle                    -       (10,771)         -           -           -
                                                                 ----------  ----------  -----------  ----------  ----------
Net income (loss)                                                  114,543     145,342      122,318      74,399      (8,288)
Less: Accretion of and dividend on preferred stock, net of gain        --           --          442         963         942
                                                                 ----------  ----------  -----------  ----------  ----------
Net income (loss) available to common stockholders                $114,543    $145,342     $121,876    $ 73,436    $ (9,230)
                                                                 ==========  ==========  ===========  ==========  ==========

Income (loss) per common share before cumulative
   effect of change in accounting principle:
Basic                                                             $    .88    $   1.22     $    .99    $    .61    $   (.08)
Weighted average number of basic common shares                     130,559     127,568      123,013     119,720     116,508

Diluted                                                           $    .83    $   1.14     $    .92    $    .57    $   (.08)
Weighted average number of diluted common shares and equivalents   137,509     136,743      132,632     129,284     116,508

BALANCE SHEET AND OTHER DATA:

Cash and cash equivalents                                         $226,798    $ 75,509     $  3,803    $  5,497    $  3,113
Working capital                                                   $241,738    $126,015     $ 49,489    $ 53,459    $ 45,843
Total assets                                                      $886,911    $692,345     $586,345    $577,701    $552,059
Long-term debt, including current maturities                      $   --      $    --      $ 91,080    $218,250    $305,340
Stockholders' equity                                              $581,745    $451,781     $292,162    $150,119    $ 62,297
Employees                                                            3,483       3,158        2,968       2,758       2,640


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

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

                  (1)  Financial Statement Schedules:

                       WATERS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended December 2001, 2000 and 1999

                                             Balance at                                        Balance at
                                    Beginning of Period      Additions      Deductions      End of Period
                                   -----------------------------------------------------------------------
Allowance for Doubtful Accounts
and Sales Returns:
                      2001                        $2,815          $1,240         $  (243)             $3,812
                      2000                        $3,741          $1,263         $(2,189)             $2,815
                      1999                        $2,966          $1,197         $  (422)             $3,741

      (2)  Exhibits:

      Exhibit
      Number      Description of Document
      ------      -----------------------

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

       3.1 Second Amended and Restated Certificate of Incorporation of Waters Corporation. (1)

       3.11 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999. (3)

       3.12 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000. (6)

       3.13 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.

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

       10.21 Second Amendment to Amended and Restated Credit Agreement, dated as of February 7, 2000. (5)

       10.22 Third Amendment to Amended and Restated Credit Agreement dated as of September 14, 2000. (7)

       10.23 Fourth Amendment to Amended and Restated Credit Agreement dated as of March 15, 2001. (8)

       10.3 Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (5)

       10.4 Waters Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B of the 1996 Proxy Statement.

       10.41 December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)

       10.42 March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)

       10.43 June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (8)

       10.44 July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (8)

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

       10.13 Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management. (2)

       10.14      1999 Management Incentive Plan. (3)

       21.1       Subsidiaries of Waters Corporation.

       23.1       Consent of PricewaterhouseCoopers LLP

                  --------------
       (1) Incorporated by reference to the Registrant's Report on Form 10-K dated March 29, 1996.
       (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-3810).
       (3) Incorporated by reference to the Registrant's Report on Form 10-Q dated August 11, 1999.
       (4) Incorporated by reference to the Registrant's Report on Form 10-K dated March 30, 2000.
       (5) Incorporated by reference to the Registrant's Report on Form 10-Q dated May 8, 2000.
       (6) Incorporated by reference to the Registrant's Report on Form 10-Q dated August 8, 2000.
       (7) Incorporated by reference to the Registrant's Report on Form 10-Q dated November 14, 2000.
       (8) Incorporated by reference to the Registrant's Report on Form 10-K dated March 27, 2001.


(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three-month period ended December 31, 2001.

(c) See (3) above.

(d) Not Applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2002             Waters Corporation

                                  /s/ John A. Ornell
                                  -----------------------
                                  John A. Ornell
                                  Vice President, Finance
                                  and Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

                                  Chairman of the Board of Directors,
                                  Chief Executive Officer
/s/ Douglas A. Berthiaume         (principal executive officer)
---------------------------
Douglas A. Berthiaume

                                  Vice President, Finance and
                                  Administration and Chief Financial Officer
                                  (principal financial officer and principal
/s/ John A. Ornell                accounting officer)
--------------------
John A. Ornell


/s/ Joshua Bekenstein             Director
-----------------------
Joshua Bekenstein


/s/ Dr. Michael J. Berendt        Director
----------------------------
Dr. Michael J. Berendt


/s/ Philip Caldwell               Director
---------------------
Philip Caldwell


/s/ Edward Conard                 Director
-------------------
Edward Conard


/s/ Dr. Laurie H. Glimcher        Director
----------------------------
Dr. Laurie H. Glimcher


/s/ William J. Miller             Director
------------------------
William J. Miller


/s/ Thomas P. Salice              Director
------------------------
Thomas P. Salice