Form 10-Q
period 2002-03-31
WATERS CORP /DE/
filed 2002-04-26
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ________ to ________.


                        Commission File Number: 01-14010
                                                --------

                               WATERS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in the charter)


              Delaware                                  13-3668640
    ------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                                 34 Maple Street
                          Milford, Massachusetts 01757
                    ----------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (508) 478-2000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                  Yes [X]                   No [_]

Number of shares outstanding of the Registrant's common stock as of April 24, 2002: 131,368,586.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2002 and
          December 31, 2001                                                    3

          Consolidated Statements of Operations for the three months ended
          March 31, 2002 and 2001
                                                                               4

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2002 and 2001
                                                                               5

          Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                              11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13
Item 2.   Changes in Securities                                               13
Item 3.   Defaults Upon Senior Securities                                     13
Item 4.   Submission of Matters to a Vote of Security Holders                 13
Item 5.   Other Information                                                   13
Item 6.   Exhibits and Reports on Form 8-K                                    13

          SIGNATURES                                                          14

                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)




                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------
                                               (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $250,761          $ 226,798
  Accounts receivable, less allowances for
    doubtful accounts and sales returns of
    $3,890 and $3,812 at March 31, 2002
    and December 31, 2001, respectively          168,014            182,164
  Inventories                                    109,731            102,718
  Other current assets                            14,372             11,064
                                                --------          ---------
      Total current assets                       542,878            522,744

Property, plant and equipment, net of
  accumulated depreciation of $91,844
  and $86,421 at March 31, 2002 and
  December 31, 2001, respectively                114,903            114,207
Other assets                                     106,436             86,481
Goodwill, net                                    166,582            163,479
                                                --------          ---------
      Total assets                              $930,799          $ 886,911
                                                ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                               $  1,614          $   1,140
    Accounts payable                              44,624             35,979
    Accrued compensation                          11,155             20,176
    Deferred revenue and customer advances        53,875             46,014
    Accrued retirement plan contributions          9,627              8,660
    Accrued income taxes                          40,198             41,643
    Accrued other taxes                            6,043              5,925
    Accrued patent litigation                     76,100             75,000
    Other current liabilities                     47,075             46,469
                                                --------          ---------
      Total current liabilities                  290,311            281,006
Other liabilities                                 24,780             24,160
                                                --------          ---------
      Total liabilities                          315,091            305,166

Stockholders' equity:
  Common stock, par value $0.01 per share,
    400,000 shares authorized, 131,303 and
    130,918 shares issued and outstanding
    at March 31, 2002 and December 31, 2001,
    respectively                                   1,313              1,309
  Additional paid-in capital                     236,922            232,907
  Retained earnings                              395,166            359,926
  Accumulated other comprehensive (loss)         (17,693)           (12,397)
                                                --------          ---------
      Total stockholders' equity                 615,708            581,745
                                                --------          ---------
      Total liabilities and stockholders'
      equity                                    $930,799          $ 886,911
                                                ========          =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                   Three Months Ended March 31
                                                   -----------------------------
                                                        2002             2001
                                                        ----             ----
Net sales                                            $200,341        $201,032

Cost of sales                                          71,432          73,298
                                                     --------        ---------
     Gross profit                                     128,909         127,734

Selling, general and administrative expenses           68,671          65,907

Research and development expenses                      12,280          11,038

Patent litigation provision (Note 10)                   2,800               -

Goodwill and purchased technology amortization
   (Note 8)                                               915           1,748
                                                     --------        --------
     Operating income                                  44,243          49,041

Interest income, net                                    1,378           1,486
                                                     --------        --------
     Income from operations before income taxes        45,621          50,527

Provision for income taxes                             10,381          12,127
                                                     --------        --------
     Net income                                      $ 35,240        $ 38,400
                                                     ========        ========

Net income per basic common share                    $   0.27        $   0.30
                                                     ========        ========

Weighted average number of basic common shares        131,029         130,166

                                                     --------        --------
Net income per diluted common share                  $   0.26        $   0.28
                                                     ========        ========
Weighted average number of diluted common shares
   and equivalents                                    137,188         137,933



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)





                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                               2002                2001
                                                                                               ----                ----
Cash flows from operating activities:
   Net income                                                                             $  35,240            $ 38,400
   Adjustments to reconcile net income to net cash provided by operating activities:
      Loss provisions on accounts receivable and inventory                                      258                (526)
      Deferred income taxes                                                                    (237)             (1,225)
      Depreciation                                                                            6,335               4,901
      Amortization of goodwill and other intangibles                                          3,019               3,164
      Tax benefit related to stock option plans                                                   -               4,717
   Change in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                             11,344              (4,650)
      (Increase) in inventories                                                              (8,905)            (10,154)
      (Increase) in other current assets                                                     (2,942)             (2,850)
      (Increase) in other assets                                                             (3,097)             (1,425)
      Increase (decrease) in accounts payable and other current liabilities                   2,510             (11,621)
      Increase in deferred revenue and customer advances                                      8,491               6,404
      Increase in accrued patent litigation                                                   1,100                  -
      Increase (decrease) in other liabilities                                                  151                (565)
                                                                                          ---------            --------
        Net cash provided by operating activities                                            53,267              24,570
Cash flows from investing activities:
   Additions to property, plant, equipment, software capitalization and
     other intangibles                                                                      (10,357)             (9,554)
   Investments in unaffiliated companies                                                    (14,500)             (2,000)
   Business acquisitions, net of cash acquired                                               (5,851)                  -
   Loan repayments from officers                                                                  -                 723
                                                                                          ---------            --------
        Net cash (used in) investing activities                                             (30,708)            (10,831)
Cash flows from financing activities:
     Net borrowings (repayment) of bank debt                                                    474              (2,602)
     Payments for debt issuance costs                                                          (779)                  -
     Proceeds from stock plans                                                                4,019               3,949
     Proceeds from debt swaps                                                                   472                   -
                                                                                          ---------            --------
        Net cash provided by financing activities                                             4,186               1,347
Effect of exchange rate changes on cash and cash equivalents                                 (2,782)             (1,403)
                                                                                          ---------            --------
        Increase in cash and cash equivalents                                                23,963              13,683
Cash and cash equivalents at beginning of period                                            226,798              75,509
                                                                                          ---------            --------
        Cash and cash equivalents at end of period                                        $ 250,761            $ 89,192
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

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

1.   Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company believes it is a market leader in the development, manufacture and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company believes it is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 7 to the consolidated financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

     It is management's opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2001.

2.  Inventories

Inventories are classified as follows:

                                   March 31,       December 31,
                                     2002              2001
                                  --------          ---------
Raw materials                     $ 36,153           $ 31,965
Work in progress                    19,289             26,305
Finished goods                      54,289             44,448
                                  --------          ---------
Total inventories                 $109,731           $102,718
                                  ========          =========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

3.  Business Investments and Acquisitions

In November 2000, the Company entered into an agreement to make a minority equity investment in GeneProt(TM), Inc. ("GeneProt") of $3.6 million Series B Preferred Stock, which is included in other assets for the periods presented and is accounted for under the cost method of accounting. In December 2001, the Company formed a strategic alliance with GeneProt to collaborate on product development in the application of mass spectrometry equipment to industrial-scale proteomics drug discovery. As part of the strategic alliance, the Company purchased $10.0 million of Series B Preferred Stock equity securities during the quarter ended March 31, 2002 as a second round of equity financing. The investment has been accounted for under the cost method of accounting. GeneProt will purchase up to $20.0 million of mass spectrometry equipment, related systems, and services. The shipment of mass spectrometry products is planned for later in 2002 and will be recognized as sales. The products' prices were at fair values consistent with other orders of this magnitude. The equity investment and sales arrangement were considered on an arms-length basis.

     During the quarter ended March 31, 2002, the Company made a business acquisition totaling approximately $5.9 million for the net assets of a foreign distributor and other minority equity investments totaling $4.5 million.

4.  Income Taxes

The Company's effective tax rate for the three months ended March 31, 2002 and 2001, was 22.8% and 24%, respectively.

5.  Earnings Per Share

Basic and diluted EPS calculations are detailed as follows:

                                            ----------------------------------------------
                                                   Three Months Ended March 31, 2002
                                            ----------------------------------------------
                                               Income            Shares          Per Share
                                            (Numerator)      (Denominator)         Amount
                                            ----------       ------------        ---------

Net income per basic common share            $ 35,240           131,029           $   0.27
                                             ========           =======           ========
Effect of dilutive securities:
     Options outstanding                                          6,039
     Options exercised and cancellations                            120
                                             --------           -------           --------
Net income per diluted common share          $ 35,240           137,188           $   0.26
                                             ========           =======           ========
                                            ----------------------------------------------
                                                   Three Months Ended March 31, 2001
                                            ----------------------------------------------
                                               Income            Shares          Per Share
                                            (Numerator)      (Denominator)         Amount
                                            ----------       ------------        ---------

Net income per basic common share            $ 38,400           130,166           $   0.30
                                             ========           =======           ========
Effect of dilutive securities:
     Options outstanding                                          7,591
     Options exercised and cancellations                            176
                                             --------           -------           --------
Net income per diluted common share          $ 38,400           137,933           $   0.28
                                             ========           =======           ========

     For the three months ended March 31, 2002 and 2001, the Company had 3,877 and 1,690 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

6.  Comprehensive Income

Comprehensive income details follow:

                                                                     Three Months      Three Months
                                                                         Ended             Ended
                                                                     March 31, 2002    March 31, 2001
                                                                     --------------    --------------

Net income                                                              $ 35,240           38,400
Other comprehensive income (loss):
   Foreign currency translation adjustments, net of tax                   (6,075)          (8,799)

   Appreciation and realized gains on
     derivative instruments                                                  971            4,543
   Unrealized (loss) on investment, net of tax                              (192)          (2,450)
                                                                        --------          -------
Comprehensive income                                                    $ 29,944          $31,694
                                                                        ========          =======

7.  Business Segment Information

Statement of Financial Accounting Standard ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: Waters, Micromass and TAI.

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

8.  Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company has initially applied SFAS 142 and ceased goodwill amortization during the quarter ended March 31, 2002. The Company's transitional goodwill impairment test is expected to be completed by June 30, 2002. The impact of impairment, if any, of goodwill on the Company's financial statements is not expected to be material. For the quarter ended March 31, 2001, the Company's goodwill amortization expense was approximately $1.0 million. Pro forma net income for the quarter ended March 31, 2001 would have been $39.2 million, excluding goodwill amortization expense at the Company's effective tax rate in 2001 of 24%. Pro forma basic income per share and pro forma diluted income per share for the quarter ended March 31, 2001 would have been $.30 and $.28, respectively.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

     The increase in the carrying amount of goodwill to $166.6 million at March 31, 2002 from $163.5 million at December 31, 2001 related to the acquisition of a foreign distributor, in the amount of approximately $4.0 million offset by currency translation adjustments. As part of this acquisition, the Company recorded approximately $2.2 million of other intangible assets for customer contracts and non-compete covenants. These other intangibles are being amortized over a period of two to fifteen years.

     The Company's intangible assets included in other assets in the consolidated balance sheets are detailed as follows:

                                                  At March 31, 2002                        At December 31, 2001
                                         ------------------------------------     -------------------------------------
                                             Gross                                    Gross
                                            Carrying           Accumulated           Carrying           Accumulated
                                             Amount            Amortization           Amount            Amortization
                                         --------------     -----------------     --------------     ------------------
     Purchased technology                  $43,595               $20,223             $43,595              $19,308
     Capitalized software                   37,121                14,621              34,762               13,177
     Patents, intellectual property
        and other intangibles               27,086                 7,686              21,711                7,026
                                          --------               -------            --------              -------

     Total                                $107,802               $42,530            $100,068              $39,511
                                          ========               =======            ========              =======

     Purchased technology is amortized over a period ranging from four to fifteen years. Capitalized software is amortized over a period ranging from three to five years. Patents, intellectual property, such as licenses, and other intangibles are amortized over a period ranging from two to fifteen years. All intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets is estimated to be approximately $11.5 million for each of the next five years.

9. Recent Accounting Standards Changes

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

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single model (based on the framework established in SFAS 121) for long-lived assets to be disposed of by sale, whether previously held or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company has adopted SFAS 144 as required with no significant effect on the Company's financial position or results of operations.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  Patent Litigation

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

     In March 2002, the Company was informed of a jury's finding that the Quattro Ultima with Mass Transit ion tunnel technology infringes the patent. The same jury has found that the infringement was not willful and determined damages in the amount of $47.5 million. As of the date these financial statements were published, the Court still had not addressed claims brought by the Company of inequitable conduct. Favorable rulings on these claims could render the patent unenforceable, although the outcome is not certain. The Court may also enter an injunction in which the Company is enjoined from making, using and selling the Quattro Ultima triple quadrupole mass spectrometer. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to the present litigation. There is a possibility that similar claims may be asserted against the Company in other countries and for other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims should they be brought, cannot be predicted with certainty, but could be material to the Company's financial position, results of operations and liquidity.

     The Company intends to contest both the jury's verdict and the district court's underlying patent claim construction vigorously both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal Circuit. It believes that it has meritorious arguments and has filed counter claims in connection with the above, alleging antitrust violations and the invalidity of the asserted patent, among other things. Management, after reviewing available information relating to this matter, has determined that it is probable some liability has been incurred. The Company believes that any liability ultimately incurred will not likely exceed the provisions recorded in the quarters ended December 31, 2001 and March 31, 2002, respectively, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the accrued patent litigation of $76.1 million recorded as of March 31, 2002 in the consolidated balance sheets, is the Company's best estimate of its exposure based on information currently available. During the quarter ended March 31, 2002, the Company recorded a $2.8 million pre-tax charge for additional liabilities associated with interest costs and related product sales made in the quarter prior to the day of the jury's verdict. Approximately $1.7 million of legal fees were paid or accrued and charged against the patent litigation accrual in the quarter ended March 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:
Net sales for the three month period ended March 31, 2002 (the "2002 Quarter") were $200.3 million, relatively flat compared to $201.0 million for the three month period ended March 31, 2001 (the "2001 Quarter"). Sales grew by 2% over the 2001 Quarter before currency effects. Sales growth for the 2002 Quarter slowed, principally as a result of the unfavorable ruling in the patent litigation involving certain mass spectrometry products sold in the U.S. The Company has stopped shipment in the U.S. of the products involved in the patent litigation as well as products with similar technology. Currency reduced reported sales growth in the 2002 Quarter by two percentage points primarily due to the weakening of the euro and Japanese yen.

Gross Profit:
Gross profit for the 2002 Quarter was $128.9 million, compared to $127.7 million for the 2001 Quarter, an increase of $1.2 million or 1%. Gross profit as a percentage of sales increased to 64.3% in the 2002 Quarter from 63.5% in the 2001 Quarter, as the Company has realized benefits from recent price increases as well as a higher sales mix of more profitable consumables and services, offset to a certain extent, by the effects of currency translation.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses for the 2002 Quarter were $68.7 million, compared to $65.9 million for the 2001 Quarter. As a percentage of net sales, selling, general and administrative expenses increased to 34.3% for the 2002 Quarter from 32.8% for the 2001 Quarter as a result of lower sales growth in the 2002 Quarter. The $2.8 million or 4% increase in total expenditures primarily resulted from increased headcount and related costs required to support increased current and future sales levels, reduced by the effects of currency translation.

Research and Development Expenses:
Research and development expenses were $12.3 million for the 2002 Quarter compared to $11.0 million for the 2001 Quarter, a $1.3 million or 11% increase from the 2001 Quarter. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products. The spending increase was slightly reduced by the effects of currency translation.

Patent Litigation Provision:
The Company recorded a $2.8 million pre-tax charge for patent litigation in the 2002 Quarter for additional liabilities associated with interest costs and related product sales made in the 2002 Quarter prior to the day of the jury's verdict in March 2002. There was no such charge in the 2001 Quarter.

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization for the 2002 Quarter was $.9 million compared to $1.7 million for the 2001 Quarter, a $.8 million or 48% decrease from the 2001 Quarter. The change was primarily related to the elimination of goodwill amortization in 2002 in accordance with recently adopted accounting standards.

Operating Income:
Operating income for the 2002 Quarter was $44.2 million, compared to
49.0 million for the 2001 Quarter, a decrease of $4.8 million or 10%. Waters operating income levels decreased due to lower sales growth with an increase in operating expenses and the patent litigation provision, offset by the elimination of goodwill amortization in 2002.

Interest Income, Net:
Net interest income was $1.4 million in the 2002 Quarter compared to $1.5 million in the 2001 Quarter. The change primarily reflected lower yields on investments even though cash balances were considerably higher in the 2002 Quarter.

Provision for Income Taxes:
The Company's effective income tax rate was 22.8% in the 2002 Quarter and 24% in the 2001 Quarter. The 2002 Quarter rate decreased primarily due to a favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Net Income:
Income for the 2002 Quarter was $35.2 million, compared to $38.4 million for the 2001 Quarter, a decrease of $3.2 million or 8%. The decline over the 2001 Quarter was due to flat sales with an increase in operating expenses, the patent litigation provision and the effects of currency translation. These were offset by the impact of a decrease in the Company's effective income tax rate and the elimination of goodwill amortization in 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the 2002 Quarter, net cash provided by the Company's operating activities was $53.3 million, primarily as a result of net income for the year after adding back depreciation, amortization and a decrease in working capital needs. In terms of working capital, $11.3 million was provided as accounts receivable decreased due to lower sales volume in the 2002 Quarter compared to the fourth quarter of 2001. Approximately $8.9 million was used for inventory growth related to current sales expectations and new product inventory related to future sales. Within liabilities, an increase in accounts payable and other current liabilities, and deferred revenue and customer advances provided $12.1 million. In addition, the Company received $4.0 million of proceeds from the exercise of stock options and its employee stock purchase plan. Primary uses of cash flow during the quarter were $20.4 million for investments in unaffiliated companies and business acquisitions, and $10.4 million of property, plant and equipment and software capitalization investments.

     In February 2002, the Company entered into an agreement to replace its existing credit facility, unsecured in nature, in the amount of $250.0 million. The Company believes that the existing cash and cash equivalent balance of $250.8 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements, and any adverse final determination of ongoing patent litigation in the foreseeable future. As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the Company's Form 10-K for the year ended December 31, 2001, the Company's most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2002. We did not make any changes in those policies during the quarter.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under Private Securities Litigation Reform Act of 1996

Certain statements contained herein are forward looking. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors and (iii) the ability of the Company to generate increased sales and profitability from new product introductions, as well as additional risk factors set forth in the Company's Form 10-K for the year ended December 31, 2001. Factual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2002. For additional information, refer to the Company's Form 10-K, Item 7a for the year ended December 31, 2001.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to information contained in Note 10, Patent Litigation on page 10 of this Form, included in Part I, Item 1, Financial Statements.

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibit 10.1   Credit Agreement, dated as of February 12, 2002 among
                          Waters Corporation, Bankers Trust Company and other
                          Lenders party thereto.

        B. The Registrant filed reports on Form 8-K on each of the following dates during the quarter for which this report is filed:

                               March 25, 2002

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2002                Waters Corporation



                                     /s/ John Ornell
                                     -----------------------------------
                                     John Ornell
                                     Vice President, Finance and
                                     Administration and Chief Financial Officer