Form 10-Q
period 2002-06-30
WATERS CORP /DE/
filed 2002-08-12
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 2002

                                     OR

(  )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       and Exchange Act of 1934 for the transition period from _______to______.


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

 Number of shares outstanding of the Registrant's common stock as of August 9,
                               2002: 131,180,503

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 and December
         31, 2001                                                             3

         Consolidated Statements of Operations for the three months
         ended June 30, 2002 and 2001                                         4

         Consolidated Statements of Operations for the six months ended
         June 30, 2002 and 2001                                               5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001                                         6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16
Item 2.  Changes in Securities                                               16
Item 3.  Defaults Upon Senior Securities                                     16
Item 4.  Submission of Matters to a Vote of Security Holders                 16
Item 5.  Other Information                                                   17
Item 6.  Exhibits and Reports on Form 8-K                                    17

         SIGNATURES                                                          18

                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     June 30, 2002         December 31, 2001
                                                                                     -------------         -----------------
                                                                                      (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                               $ 306,408                 $ 226,798
 Accounts receivable, less allowances for doubtful accounts and sales returns of $4,056 and $3,812 at June 30, 2002 and
  December 31, 2001, respectively                                                          179,990                   182,164
 Inventories                                                                               119,341                   102,718
 Other current assets                                                                       13,047                    11,064
                                                                                      ------------                 ---------
  Total current assets                                                                     618,786                   522,744

Property, plant and equipment, net of accumulated depreciation of $100,086 and $86,421 at June 30, 2002 and December 31,
  2001, respectively                                                                       116,452                   114,207
Other assets, including intangibles                                                         94,298                    86,481
Goodwill                                                                                   168,692                   163,479
                                                                                      ------------                 ---------
  Total assets                                                                           $ 998,228                 $ 886,911
                                                                                      ============                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                                           $     910                 $   1,140
 Accounts payable                                                                           42,863                    35,979
 Accrued employee compensation                                                              13,950                    20,176
 Deferred revenue and customer advances                                                     51,625                    46,014
 Accrued retirement plan contributions                                                       9,316                     8,660
 Accrued income taxes                                                                       42,456                    41,643
 Accrued other taxes                                                                         6,342                     5,925
 Accrued patent litigation                                                                  75,010                    75,000
 Other current liabilities                                                                  49,601                    46,469
                                                                                      ------------                 ---------
  Total current liabilities                                                                292,073                   281,006
Other liabilities                                                                           26,750                    24,160
                                                                                      ------------                 ---------
  Total liabilities                                                                        318,823                   305,166

Stockholders' equity:
 Common stock, par value $0.01 per share, 400,000 shares authorized,
  131,948 and 130,918 shares issued and outstanding at June 30, 2002
  and December 31, 2001, respectively                                                        1,319                     1,309
 Additional paid-in capital                                                                246,984                   232,907
 Retained earnings                                                                         428,371                   359,926
 Accumulated other comprehensive income (loss)                                               2,731                   (12,397)
                                                                                      ------------                 ---------
  Total stockholders' equity                                                               679,405                   581,745
                                                                                      ------------                 ---------
  Total liabilities and stockholders' equity                                             $ 998,228                 $ 886,911
                                                                                      ============                 =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                                  Three Months Ended June 30
                                                                                -------------------------------
                                                                                    2002                 2001
                                                                                    ----                 ----
Net sales                                                                         $217,192             $206,803

Cost of sales                                                                       75,980               75,545

                                                                                ----------             --------
    Gross profit                                                                   141,212              131,258

Selling, general and administrative expenses                                        80,041               67,169

Research and development expenses                                                   12,643               11,741

Goodwill and purchased technology amortization                                         922                1,771

                                                                                ----------             --------
    Operating income                                                                47,606               50,577

Other income (expense), net (Note 4)                                                   116                    -

Interest income (expense), net                                                       1,500                1,151
                                                                                ----------             --------
    Income from operations before income taxes                                      49,222               51,728

Provision for income taxes                                                          11,321               12,415

                                                                                ----------             --------
    Net income                                                                    $ 37,901             $ 39,313
                                                                                ==========             ========

                                                                                ----------             --------
Net income per basic common share                                                 $   0.29             $   0.30
                                                                                ==========             ========

Weighted average number of basic common shares                                     131,510              130,564

                                                                                ----------             --------
Net income per diluted common share                                               $   0.28             $   0.29
                                                                                ==========             ========

Weighted average number of diluted common shares and equivalents                   136,778              137,564

   The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                                   Six Months Ended June 30
                                                                                ------------------------------
                                                                                   2002                2001
                                                                                   ----                ----

Net sales                                                                       $ 417,533           $ 407,835

Cost of sales                                                                     147,412             148,843

                                                                                ---------           ---------
    Gross profit                                                                  270,121             258,992

Selling, general and administrative expenses                                      148,959             133,076

Research and development expenses                                                  24,923              22,779

Patent litigation provision (Note 11)                                               2,800                   -

Goodwill and purchased technology amortization                                      1,837               3,519

                                                                                ---------           ---------
    Operating income                                                               91,602              99,618

Other income (expense), net (Note 4)                                                  116                   -

Interest income (expense), net                                                      2,878               2,637

                                                                                ---------           ---------
    Income from operations before income taxes                                     94,596             102,255

Provision for income taxes                                                         21,645              24,542

                                                                                ---------           ---------
    Income before cumulative effect of change in accounting principle              72,951              77,713

Cumulative effect of change in accounting principle, net of tax (Note 3)           (4,506)                  -

                                                                                ---------           ---------
    Net income                                                                  $  68,445           $  77,713
                                                                                =========           =========

Income per basic common share:
    Income before cumulative effect of change in accounting principle
         per basic common share                                                 $    0.56           $    0.60
    Cumulative effect of change in accounting principle                             (0.03)                  -
    Net income per basic common share                                           $    0.52           $    0.60

Weighted average number of basic common shares                                    131,264             130,363


Income per diluted common share:
    Income before cumulative effect of change in accounting principle
         per diluted common share                                               $    0.53           $    0.56
    Cumulative effect of change in accounting principle                             (0.03)                  -
    Net income per diluted common share                                         $    0.50           $    0.56

Weighted average number of diluted common shares and equivalents                  137,004             137,785

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                  Six Months Ended June 30
                                                                              ---------------------------------
                                                                                   2002                2001
                                                                                   ----                ----
Cash flows from operating activities:
    Net income                                                                  $  68,445           $  77,713
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of accounting change for patent related costs              4,506                   -
       Loss provisions on accounts receivable and inventory                           907                (830)
       Impairment of investments                                                    7,564                   -
       Deferred income taxes                                                         (805)             (1,494)
       Depreciation                                                                13,773               9,781
       Amortization of goodwill and other intangibles                               5,218               6,131
       Tax benefit related to stock option plans                                    5,871               1,181
    Change in operating assets and liabilities, net of acquisitions:
       Decrease (increase) in accounts receivable                                   9,675              (3,517)
       (Increase) in inventories                                                  (14,864)            (23,170)
       (Increase) in other current assets                                          (1,391)             (4,127)
       (Increase) in other assets                                                  (4,127)             (4,026)
       Increase in accounts payable and other current liabilities                   6,026              13,454
       Increase in deferred revenue and customer advances                           7,100               6,531
       (Decrease) increase in other liabilities                                      (201)                481
                                                                                ---------           ---------
         Net cash provided by operating activities                                107,697              78,108
Cash flows from investing activities:
    Additions to property, plant, equipment, software capitalization and
       other intangibles                                                          (20,053)            (22,907)
    Investments in unaffiliated companies                                         (14,500)             (2,000)
    Business acquisitions, net of cash acquired                                    (5,851)             (2,580)
    Loan repayments from officers                                                       -                 723
                                                                                ---------           ---------
         Net cash (used in) investing activities                                  (40,404)            (26,764)
Cash flows from financing activities:
    Net (repayment) of bank debt                                                     (230)             (2,700)
    Payments for debt issuance costs                                                 (827)                  -
    Proceeds from stock plans                                                       8,216               6,546
    (Payments) proceeds from debt swaps                                              (827)              6,526
                                                                                ---------           ---------
         Net cash provided by financing activities                                  6,332              10,372
Effect of exchange rate changes on cash and cash equivalents                        5,985              (2,711)
                                                                                ---------           ---------
         Increase in cash and cash equivalents                                     79,610              59,005
Cash and cash equivalents at beginning of period                                  226,798              75,509
                                                                                ---------           ---------
         Cash and cash equivalents at end of period                             $ 306,408           $ 134,514
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

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company believes it is a market leader in the development, manufacture and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company believes it is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 9 to the consolidated financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

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

     It is management's opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2001.

2.  Inventories

Inventories are classified as follows:

                                            June 30,       December 31,
                                                2002               2001
                                            --------       ------------

Raw materials                               $ 38,400           $ 31,965
Work in progress                              21,309             26,305
Finished goods                                59,632             44,448
                                            --------           --------

Total inventories                           $119,341           $102,718
                                            ========           ========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  Change in Accounting for Patent Related Costs

In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs will be expensed as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company's industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change on the three months ended June 30, 2002 was to decrease net income by approximately $1.2 million or $0.01 per diluted share. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle approximately $1.4 million or $0.01 per diluted share and net income $5.9 million or $0.04 per diluted share. The effect of the change on the three months ended March 31, 2002, was to decrease income before cumulative effect of a change in accounting principle approximately $0.2 million to $35.0 million and net income $4.7 million to $30.5 million or $0.03 per diluted share. The change in accounting principle had no effect on income before cumulative effect of a change in accounting principle per diluted share for the three months ended March 31, 2002.

     Pro forma net income for the three months and six months ended June 30, 2001 would have been $39.0 million and $76.9 million, respectively, had the change in accounting for patent related costs occurred at the beginning of 2001. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months ended June 30, 2001 would have been $.30 and $.28, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the six months ended June 30, 2001 would have been $.59 and $.56, respectively. The pro forma amounts reflect the effect of retroactive application of this change had the new method been in effect for all periods presented.

4.  Business Investments and Acquisitions

In November 2000, the Company entered into an agreement to make a minority equity investment in GeneProt(TM), Inc. ("GeneProt") of $3.6 million Series B Preferred Stock. In December 2001, the Company formed a strategic alliance with GeneProt to collaborate on product development in the application of mass spectrometry equipment to industrial-scale proteomics drug discovery. As part of the strategic alliance, the Company purchased $10.0 million of Series B Preferred Stock equity securities during the first quarter of 2002 as part of Geneprot's second round of equity financing. The investment in Geneprot is accounted for under the cost method of accounting. Due to changes in Geneprot's business plan and financial condition, among other factors, the Company recorded a pre-tax $6.5 million charge in the second quarter of 2002 to other income (expense) in the consolidated statements of operations, for an other-than-temporary impairment of its investment in Geneprot. The investment in Geneprot was approximately $7.1 million and $3.6 million at June 30, 2002 and December 31, 2001, respectively and is included in other assets. In connection with Geneprot's canceled order of up to $20.0 million of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from Geneprot as a termination fee, which is recorded in other income (expense) in the consolidated statements of operations for the three and six months ended June 30, 2002. The Company collected $2.5 million of this fee in June 2002 and the remainder, approximately $5.2 million, was collected in December 2001 as a customer advance and is included in the consolidated balance sheet at December 31, 2001.

     The Company's equity investment in Variagenics, Inc. ("Variagenics") is accounted for under Statement of Financial Accounting Standard ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. During the three and six months ended June 30, 2002, the Company recorded a $1.0 million charge to other income (expense) in the consolidated statements of operations, for further other-than-temporary impairment of its investment in Variagenics. The Company recorded an other-than-temporary impairment charge of $5.9 million for this investment in the fourth quarter of 2001. The investment in Variagenics was approximately $.7 million and $1.7 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, no other investments and long-lived assets were determined to be impaired.

     During the six months ended June 30, 2002, the Company made a business acquisition totaling approximately $5.9 million for the net assets of a foreign distributor and other minority equity investments totaling $4.5 million.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Under the transition provisions of SFAS 142, there was no impairment of goodwill at January 1, 2002.

     For the three months and six months ended June 30, 2001, the Company's goodwill amortization expense was approximately $1.0 million and $2.0 million, respectively. Pro forma net income for the three months and six months ended June 30, 2001 would have been $40.1 million and $79.2 million, respectively, excluding goodwill amortization expense at the Company's effective tax rate in 2001 of 24%. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months ended June 30, 2001 would have been $.31 and $.29, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the six months ended June 30, 2001 would have been $.61 and $.57, respectively.

     The increase in the carrying amount of goodwill to $168.7 million at June 30, 2002 from $163.5 million at December 31, 2001 related to the acquisition of a foreign distributor in the amount of approximately $4.0 million and currency translation adjustments of approximately $1.2 million. As part of this acquisition, the Company recorded approximately $2.2 million of other intangible assets for customer contracts and non-compete covenants. These other intangibles are being amortized over a period of two to fifteen years.

     The Company's intangible assets included in other assets in the consolidated balance sheets are detailed as follows:

                                                  At June 30, 2002                     At December 31, 2001
                                         ------------------------------------   ------------------------------------
                                                     Gross                                  Gross
                                                  Carrying        Accumulated            Carrying       Accumulated
                                                    Amount       Amortization              Amount      Amortization
                                         ------------------  -----------------  ------------------  ----------------
     Purchased technology                          $ 43,595           $ 21,145            $ 43,595          $ 19,308
     Capitalized software                            39,557             16,067              34,762            13,177
     Patents, intellectual property
       and other intangibles                         20,634              6,623              21,711             7,026
                                         ------------------   ----------------  ------------------  ----------------

Total                                              $103,786           $ 43,835            $100,068          $ 39,511
                                         ==================  =================  ==================  ================

     Purchased technology is amortized over a period ranging from four to fifteen years. Capitalized software is amortized over a period ranging from three to five years. Patents, intellectual property, such as licenses, and other intangibles are amortized over a period ranging from two to fifteen years. At June 30, 2002, intangible assets above reflect the change in accounting for patent related costs as discussed in Note 3. All intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets is estimated to be approximately $10.6 million for each of the next five years.

6.   Income Taxes

The Company's effective tax rate for the three months ended June 30, 2002 and 2001, was 23% and 24%, respectively. The Company's effective tax rate for the six months ended June 30, 2002 and 2001, was 22.9% and 24%, respectively.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  Earnings Per Share

Basic and diluted earnings per share ("EPS") calculations are detailed as follows:

                                                                          ------------------------------------------------
                                                                                 Three Months Ended June 30, 2002
                                                                          ------------------------------------------------

                                                                             Income            Shares           Per Share
                                                                           (Numerator)      (Denominator)        Amount
                                                                          -------------    ---------------     -----------
Net income per basic common share                                         $      37,901            131,510     $      0.29
                                                                          =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                                             5,050
     Options exercised and cancellations                                                               218
                                                                          -------------    ---------------     -----------
Net income per diluted common share                                       $      37,901            136,778     $      0.28
                                                                          =============    ===============     ===========

                                                                          ------------------------------------------------
                                                                                 Three Months Ended June 30, 2001
                                                                          ------------------------------------------------

                                                                             Income            Shares           Per Share
                                                                           (Numerator)      (Denominator)        Amount
                                                                          -------------    ---------------     -----------
Net income per basic common share                                         $      39,313            130,564     $      0.30
                                                                          =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                                             6,899
     Options exercised and cancellations                                                               101
                                                                          -------------    ---------------     -----------
Net income per diluted common share                                       $      39,313            137,564     $      0.29
                                                                          =============    ===============     ===========

                                                                          ------------------------------------------------
                                                                                  Six Months Ended June 30, 2002
                                                                          ------------------------------------------------

                                                                             Income            Shares           Per Share
                                                                           (Numerator)      (Denominator)        Amount
                                                                          -------------    ---------------     -----------
Income before cumulative effect of change in accounting
      principle per basic common share                                    $      72,951            131,264     $      0.56
                                                                          =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                                             5,390
     Options exercised and cancellations                                                               350

Income before cumulative effect of change in accounting                   -------------    ---------------     -----------
     principle per diluted common share                                   $      72,951            137,004     $      0.53
                                                                          =============    ===============     ===========

                                                                          ------------------------------------------------
                                                                                  Six Months Ended June 30, 2001
                                                                          ------------------------------------------------

                                                                             Income            Shares           Per Share
                                                                           (Numerator)      (Denominator)        Amount
                                                                          -------------    ---------------     -----------
Income before cumulative effect of change in accounting
      principle per basic common share                                    $      77,713            130,363     $      0.60
                                                                          =============    ===============     ===========

Effect of dilutive securities:
     Options outstanding                                                                             7,193
     Options exercised and cancellations                                                               229

Income before cumulative effect of change in accounting                   -------------    ---------------     -----------
     principle per diluted common share                                   $      77,713            137,785     $      0.56
                                                                          =============    ===============     ===========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the three months and six months ended June 30, 2002, the Company had 3,874 and 3,823 stock option securities that were antidilutive, respectively. For the three months and six months ended June 30, 2001, the Company had 1,688 and 1,643 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

8.   Comprehensive Income

Comprehensive income details follow:

                                                       Three Months     Three Months        Six Months       Six Months
                                                              Ended            Ended             Ended            Ended
                                                      June 30, 2002    June 30, 2001     June 30, 2002    June 30, 2001
                                                     ---------------------------------------------------------------------

Net income                                                  $37,901         $ 39,313         $  68,445         $ 77,713
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of
  tax                                                        24,091           (4,245)           18,016          (13,044)
  Appreciation (depreciation) and realized
     gains (losses) on derivative instruments                (3,859)           1,983            (2,888)           6,526
  Unrealized (loss) on investments, net of tax                  192             (479)               --           (2,929)
                                                     ---------------------------------------------------------------------
Comprehensive income                                        $58,325         $ 36,572         $  83,573         $ 68,266
                                                     =====================================================================

     As described in Note 4 of these financial statements, the Company reclassified the unrealized loss on its investment in Variagenics to other income (expense) in the consolidated statements of operations during the six months ended June 30, 2002. The $192 unrealized loss on investments, net of tax, in Variagenics for the three months ended March 31, 2002 has been included in the asset impairment charge recorded in other income (expense) in the consolidated statements of operations for the six months ended June 30, 2002.

9.   Business Segment Information

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

10.  Recent Accounting Standards Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2)

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

11.  Patent Litigation

Applera Corporation:
PE Corporation (since renamed Applera Corporation), MDS Inc. and Applied Biosystems/MDS Sciex ("the plaintiffs") have filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware. The plaintiffs allege that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 ("the patent"). The patent is owned by MDS Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex. The Company believes that it does not infringe the patent and alleges the patent is invalid and unenforceable based on inequitable conduct in the course of obtaining the patent and the Reexamination Certificate therefore.

     In March 2002, the Company was informed of a jury's finding that the Quattro Ultima with Mass Transit ion tunnel technology infringes the patent. The same jury has found that the infringement was not willful and determined damages in the amount of $47.5 million. The Court has entered an injunction in which the Company is enjoined from making, using and selling the Quattro Ultima triple quadrupole mass spectrometer incorporating features of the patent. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to the present litigation. There is a possibility that similar claims may be asserted against the Company in other countries and for other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims should they be brought, cannot be predicted with certainty, but could be material to the Company's financial position, results of operations and liquidity.

     The Company intends to contest both the jury's verdict and the district court's underlying patent claim construction vigorously by way of an appeal to the United States Court of Appeals for the Federal Circuit. Management, after reviewing available information relating to this matter, has determined that it is probable some liability has been incurred. The Company believes that any liability ultimately incurred will not likely exceed the provisions recorded in the periods ended December 31, 2001 and June 30, 2002, respectively, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the accrued patent litigation of $74.2 million recorded as of June 30, 2002 in the consolidated balance sheets, is the Company's best estimate of its exposure for this contingent liability based on information currently available. During the six month period ended June 30, 2002, the Company recorded a $3.0 million pre-tax charge for additional liabilities associated with interest costs and related product sales made in the period prior to the day of the jury's verdict. Approximately $3.8 million of legal fees were paid or accrued and charged against the patent litigation accrual in the six months ended June 30, 2002.

Hewlett-Packard Company:
The Company filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH ("HP"), seeking a declaration that certain products sold under the mark Alliance do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company is appealing the German decision. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patent. In England, the Court of Appeal and in France, the Paris District Court, has found the HP patent valid and infringed by the Alliance pump. The Company intends to appeal both decisions. During the six months ended June 30, 2002, the Company recorded a provision for estimated damages incurred with respect to this ongoing litigation which was charged to selling, general and administrative expenses and was not considered material to the Company. The provision recorded represents management's best estimate of the probable and reasonably estimable loss related to this litigation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:
Net sales for the three month period ended June 30, 2002 (the "2002 Quarter") and the six month period ended June 30, 2002 the ("2002 Period") were $217.2 million and $417.5 million, respectively, compared to $206.8 million for the three month period ended June 30, 2001 (the "2001 Quarter") and $407.8 million for the six month period ended June 30, 2001 (the "2001 Period"), an increase of 5% for the quarter and 2% for the period. Excluding the effects of currency translation, net sales increased by 3% for both the 2002 Quarter and 2002 Period. The Company's HPLC product line continued to perform well with sales growth in the high-single digits for the 2002 Quarter, excluding currency effects. HPLC sales growth in North America was near mid-single digits while shipments in Europe were at a strong double-digit rate, excluding the effects of currency translation. HPLC order backlog grew approximately $5.7 million with increases across most major territories and product lines. The Company's mass spectrometry product line continued to be affected in the U.S. by the March 2002 unfavorable patent litigation ruling involving sales of certain mass spectrometry products. Overall mass spectrometry sales decreased at a mid-single digit rate in the 2002 Quarter. Sales in the 2002 Quarter of the Company's thermal analysis product line were relatively flat compared to the 2001 Quarter. Order backlog for thermal analysis products grew modestly in the 2002 Quarter. Currency increased reported sales growth in the 2002 Quarter by two percentage points primarily due to the strengthening of the euro and British pound.

Gross Profit:
Gross profit for the 2002 Quarter and the 2002 Period was $141.2 million and $270.1 million, respectively, compared to $131.2 million for the 2001 Quarter and $259.0 million for the 2001 Period, an increase of $10.0 million or 8% for the quarter and $11.1 million or 4% for the period. Gross profit as a percentage of sales increased to 65.0% in the 2002 Quarter from 63.5% in the 2001 Quarter. Gross profit as a percentage of sales increased to 64.7% in the 2002 Period from 63.5% in the 2001 Period. Gross profit as a percentage of sales has increased steadily from the beginning of 2002. This is attributed to many factors including price increases, a higher mix of more profitable consumables and services and continued manufacturing cost savings initiatives. In addition, the Company acquired the businesses of its Irish and Korean distributors in early 2002 and mid- 2001, respectively. As such, the incremental profit from direct billings have increased gross profit and gross profit percentages and will continue to do so for the remainder of 2002, as well as operating expenses. This incremental profit was not in the 2001 Quarter and 2001 Period.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses for the 2002 Quarter and the 2002 Period were $80.0 million and $149.0 million, respectively, compared to $67.2 million for the 2001 Quarter and $133.1 million for the 2001 Period. Selling, general and administrative expenses increased to 36.9% for the 2002 Quarter from 32.5% for the 2001 Quarter and 35.7% for the 2002 Period from 32.6%. The $12.8 million or 19% increase for the quarter and $15.9 million or 12% increase for the period in total expenditures primarily resulted from increased headcount and related costs required to support increased current and future sales levels, including the acquisitions of Irish and Korean distributor businesses. In addition, the Company recorded an increase of $1.5 million in patent related costs during the 2002 Period. The Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002 and current year patent related expenses are recorded in selling, general and administrative expenses. The Company also recorded a provision of $1.5 million for estimated damages incurred with respect to ongoing patent infringement litigation.

     The Company recently announced it will fully integrate the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division. The objective of this strategy is to leverage the strengths of both divisions and align operating expenses to a more rational historical level as a percentage of sales. It is expected operating expense growth will continue to be just over 10% for the rest of 2002 before the benefits of the combination will be realized. Also, as a result of this ongoing process, the Company will be identifying certain service labor and related costs associated with revenue producing activities that are currently classified as operating expenses and will be reclassifying them to cost of sales for the years ended December 31, 2002, 2001 and 2000.

Research and Development Expenses:
Research and development expenses were $12.6 million for the 2002 Quarter and $24.9 million for the 2002 Period, compared to $11.7 million for the 2001 Quarter and $22.8 million for the 2001 Period, an increase of $.9 million or 8% for the 2001 Quarter and $2.1 million or 9% for the 2001 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Patent Litigation Provision:
The Company recorded a $2.8 million pre-tax charge for Applera patent litigation in the 2002 Period for additional liabilities associated with related product sales made in 2002 prior to the day of the jury's verdict in March 2002. There was no such charge in the 2001.

Goodwill and Purchased Technology Amortization:
Goodwill and purchased technology amortization for the 2002 Quarter and the 2002 Period was $.9 million and $1.8 million, respectively, compared to $1.8 million for the 2001 Quarter and $3.5 million for the 2001 Period, a decrease of $.9 million or 48% for the quarter and $1.7 million or 48% for the period. The change was primarily related to the elimination of goodwill amortization in 2002 in accordance with recently adopted accounting standards.

Operating Income:
Operating income for the 2002 Quarter and the 2002 Period was $47.6 million and $91.6 million, respectively, compared to $50.6 million for the 2001 Quarter and $99.6 million for the 2001 Period, a decrease of $3.0 million or 6% for the quarter and $8.0 million or 8% for the period. Waters operating income levels decreased due to an increase in operating expenses, including an increase in current year patent related costs, offset by the impact of improved profit margins and the elimination of goodwill amortization in 2002.

Other Income (Expense), Net:
In the 2002 Quarter and 2002 Period, the Company recorded a $7.6 million pre-tax charge for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in Geneprot and Variagenics. The impairment charges were offset by a $7.7 million termination fee received from Geneprot for cancellation of its $20.0 million order. There were no such items in 2001.

Interest Income (Expense), Net:
Net interest income for the 2002 Quarter and the 2002 Period was $1.5 million and $2.9 million, respectively, compared to $1.2 million for the 2001 Quarter and $2.6 million for the 2001 Period. The change primarily reflected considerably higher cash balances in 2002, offset by lower yields on investments.

Provision for Income Taxes:
The Company's effective income tax rate was 23% in the 2002 Quarter and 22.9% in the 2002 Period compared to 24% in the 2001 Quarter and 2001 Period. The 2002 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:
Net income for the 2002 Quarter and income before the cumulative effect of change in accounting principle for the 2002 Period was $37.9 million and $73.0 million, respectively, compared to $39.3 million for the 2001 Quarter and $77.7 million for the 2001 Period, a decrease of $1.4 million or 4% from the 2001 Quarter and $4.7 million or 6% from the 2001 Period, respectively. The decline in 2002 was due to an increase in operating expenses, including an increase in current year patent related costs. These were offset by the impact of improved profit margins, a decrease in the Company's effective income tax rate and the elimination of goodwill amortization in 2002.

Change in Patent Accounting:
In the 2002 Quarter, the method of accounting for patent related costs associated with patent litigation was changed effective January 1, 2002 from a method of capitalizing the patent related costs and amortizing them over their estimated remaining economic life, to expensing the costs as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company's industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income for the six months ended June 30, 2002.

Liquidity and Capital Resources

During the 2002 Period, net cash provided by the Company's operating activities was $107.7 million, primarily as a result of net income for the year after adding back depreciation, amortization and a decrease in working capital needs. In terms of working capital and after excluding the effects of currency translation, $9.7 million was provided as accounts receivable decreased due to lower sales volume in the 2002 Period compared to the second half of 2001. Approximately $14.9 million was used for inventory growth related to sales expectations, including the canceled Geneprot order in June 2002. Both accounts receivable days-sales-outstanding (75 days versus 67 days) and inventory were seasonably higher as expected versus December 31, 2001. Within liabilities, an increase in accounts payable and other current liabilities, and deferred revenue and customer advances provided $13.1 million. In addition, the Company received $8.2 million of proceeds from the exercise of stock options and its employee stock purchase plan. Primary uses of cash flow during the period were $20.4 million for investments in unaffiliated companies and business acquisitions and $20.1 million of property, plant and equipment and software capitalization investments.

     The Company believes that the existing cash and cash equivalent balance of $306.4 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements and other cash outlays in the foreseeable future. Beginning in July 2002, the Company commenced repurchases of its outstanding common shares. The Board of Directors authorized the Company to repurchase up to $200.0 million of its outstanding common shares over the next twelve months. As of August 9, 2002, approximately $26.8 million of common stock had been repurchased.

     In connection with the unfavorable judgment against the Company in the Applera patent litigation, the Company is required to extend a financial guarantee for the amount of the damages awarded plus interest. A letter of credit is expected to be finalized in the third quarter of 2002, at which time approximately $55.0 million of cash used as collateral will be reclassed to other assets as restricted cash. As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Environmental Matters

The Company is currently working with the Massachusetts Department of Environmental Protection regarding alleged noncompliance with state environmental laws at its Taunton, Massachusetts facility. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

Critical Accounting Policies and Estimates

In the Company's Form 10-K for the year ended December 31, 2001, the Company's most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. We reviewed our policies and determined that those policies remain our most critical accounting policies for the 2002 Period. We did not make any changes in those policies during the period, except for the change in accounting for legal costs associated with litigating patents and the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

Certain statements contained herein are forward looking. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, (iii) the ability of the Company to generate increased sales and profitability from new product introductions and (iv) the short term effect on sales and operating expenses as a result of the recently announced combination of the HPLC and Micromass sales, service and distribution organizations, as well as additional risk factors set forth in the Company's Form 10-K for the year ended December 31, 2001. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2002. For additional information, refer to the Company's Form 10-K, Item 7a for the year ended December 31, 2001.

Part II: Other Information

Item 1. Legal Proceedings

Applera Corporation:

Reference regarding the Applera patent litigation against the Company is contained in Note 11, Patent Litigation on page 12 of this Form, included in
Part I, Item 1, Financial Statements.

Hewlett-Packard Company:

Reference regarding the Hewlett-Packard Company and Hewlett-Packard GmbH ("HP") patent litigation is contained in Note 11, Patent Litigation on page 12 of this Form, included in Part I, Item 1, Financial Statements.

Other:

In June 2002, Varian, Inc. filed a civil action against the Company alleging trademark infringement with respect to a Company product sold under the mark Polarity. The Company has not answered the complaint as of the date this Form 10-Q was filed, however the Company does not believe the trademark Polarity infringes the trademark rights of Varian, Inc. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome will not be material to the Company.

       In July 2002, the Company filed suit against Applera Corporation in a civil action alleging patent infringement on U.S. Patent No. 5,304,798 owned by the Company. The Company believes it has a meritorious claim and should prevail, although the outcome is uncertain.

Item 2. Changes in Securities

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Waters Corporation annual meeting of stockholders was held on May 7, 2002, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission and the approval of an amendment to the Company's Second Amended and Restated 1996 Long-Term Performance Incentive Plan ("Stock Plan") to increase the number of shares of common stock reserved for issuance from 12,000,000 to 17,750,000 shares.

       As of March 19, 2002, the record date for said meeting, there were 131,098,061 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 113,985,823 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

         Matter                                                 For          Withheld       Against       Abstain
         ------                                                 ---          ---------      -------       -------
         Election of Directors:
         For Joshua Bekenstein                                  112,273,643  1,712,180
         For Michael J. Berendt, Ph.D.                          112,281,922  1,703,901
         For Douglas A. Berthiaume                              112,278,523  1,707,300
         For Philip Caldwell                                    112,255,825  1,729,998
         For Edward Conard                                      112,281,111  1,704,712
         For Laurie H. Glimcher, M.D.                           112,282,421  1,703,402
         For William J. Miller                                  112,280,422  1,705,401
         For Thomas P. Salice                                   112,274,733  1,711,090
         Amendment to increase reserved shares of Stock Plan    101,526,844               11,973,773      485,206

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibit 10.31    First Amendment to the Waters Corporation
                                   Second Amended and Restated 1996 Long-Term
                                   Performance Incentive Plan.

                  Exhibit 18.1 Change in accounting principle preferability letter from PricewaterhouseCoopers LLP

                  Exhibit 99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         B. The Registrant filed reports on Form 8-K on each of the following dates during the quarter for which this report is filed:

                  A report on Form 8-K was filed by the Company on June 3, 2002 to report material modifications to the Company's technology contract with GeneProt.

                  A report on Form 8-K was filed by the Company on June 26, 2002 to report the Company's stock repurchase plan.

                       WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 2002               Waters Corporation



                                     /s/ John Ornell
                                     -----------------------------------
                                     John Ornell
                                     Vice President, Finance and
                                     Administration and Chief Financial Officer