Form 10-Q
period 2002-09-30
WATERS CORP /DE/
filed 2002-11-08
CIK 1000697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
             Yes  [X]                             No  [_]



Number of shares outstanding of the Registrant's common stock as of November 7, 2002: 129,142,428.

                       WATERS CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                                                                  3

             Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                            3

             Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001          4

             Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001           5

             Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001           6

             Notes to Consolidated Financial Statements                                                            7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                           17

Item 4.      Controls and Procedures                                                                              17

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                    17
Item 2.      Changes in Securities                                                                                17
Item 3.      Defaults Upon Senior Securities                                                                      17
Item 4.      Submission of Matters to a Vote of Security Holders                                                  17
Item 5.      Other Information                                                                                    18
Item 6.      Exhibits and Reports on Form 8-K                                                                     18

             SIGNATURES AND CERTIFICATIONS                                                                        19

                       WATERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                  September 30, 2002      December 31, 2001
                                                                                  ------------------      -----------------
ASSETS

Current assets:
      Cash and cash equivalents                                                          $ 235,790              $ 226,798
      Restricted cash (Note 2)                                                              69,373                      -
      Accounts receivable, less allowances for doubtful accounts and sales returns of $4,995 and $5,077 at September 30, 2002 and
         December 31, 2001, respectively                                                   167,594                182,164
      Inventories                                                                          125,300                102,718
      Other current assets                                                                  12,696                 11,064
                                                                                    --------------         --------------
         Total current assets                                                              610,753                522,744

Property, plant and equipment, net of accumulated depreciation of $105,632 and
         $86,421 at September 30, 2002 and December 31, 2001, respectively                 116,108                114,207
Other assets, including intangibles                                                         93,873                 86,481
Goodwill                                                                                   168,838                163,479
                                                                                    --------------         --------------
         Total assets                                                                    $ 989,572              $ 886,911
                                                                                    ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                                      $   1,141              $   1,140
      Accounts payable                                                                      40,878                 35,979
      Accrued employee compensation                                                         16,217                 20,176
      Deferred revenue and customer advances                                                55,097                 46,014
      Accrued retirement plan contributions                                                  7,167                  8,660
      Accrued income taxes                                                                  47,795                 41,643
      Accrued other taxes                                                                    6,644                  5,925
      Accrued patent litigation                                                             74,810                 75,000
      Other current liabilities                                                             47,200                 46,469
                                                                                    --------------         --------------
         Total current liabilities                                                         296,949                281,006
Other liabilities                                                                           25,491                 24,160
                                                                                    --------------         --------------
         Total liabilities                                                                 322,440                305,166

Stockholders' equity:
      Common stock, par value $0.01 per share, 400,000 shares authorized,
         131,983 and 130,918 shares issued (including treasury shares) at
         September 30, 2002 and December 31, 2001, respectively                              1,320                  1,309
      Additional paid-in capital                                                           247,755                232,907
      Retained earnings                                                                    467,394                359,926
      Treasury stock, at cost, 2,328 and 0 shares at September 30, 2002
         and December 31, 2001, respectively                                               (54,275)                     -
      Accumulated other comprehensive income (loss)                                          4,938                (12,397)
                                                                                    --------------         --------------
         Total stockholders' equity                                                        667,132                581,745
                                                                                    --------------         --------------
         Total liabilities and stockholders' equity                                      $ 989,572              $ 886,911
                                                                                    ==============        ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                      Three Months Ended September 30
                                                                      -------------------------------
                                                                          2002               2001
                                                                          ----               ----
Net sales                                                               $216,045           $202,694

Cost of sales                                                             74,909             73,120
                                                                       ---------          ---------
     Gross profit                                                        141,136            129,574

Selling, general and administrative expenses                              77,682             66,913

Research and development expenses                                         13,576             11,794

Goodwill and purchased technology amortization                               860              1,755

                                                                       ---------          ---------
     Operating income                                                     49,018             49,112

Interest income (expense), net                                             1,661              1,211

                                                                       ---------          ---------
     Income from operations before income taxes                           50,679             50,323

Provision for income taxes                                                11,656             12,077

                                                                       ---------          ---------
     Net income                                                         $ 39,023           $ 38,246
                                                                       =========          =========

                                                                       ---------          ---------
Net income per basic common share                                       $   0.30           $   0.29
                                                                       =========          =========

Weighted average number of basic common shares                           130,788            130,752

                                                                       ---------          ---------
Net income per diluted common share                                     $   0.29           $   0.28
                                                                       =========          =========

Weighted average number of diluted common shares and equivalents         135,483            136,704

         The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                                       Nine Months Ended September 30
                                                                                       ------------------------------
                                                                                         2002                2001
                                                                                         ----                ----
Net sales                                                                              $633,578            $610,529

Cost of sales                                                                           222,321             221,963

                                                                                       --------            --------
     Gross profit                                                                       411,257             388,566

Selling, general and administrative expenses                                            226,641             199,989

Research and development expenses                                                        38,499              34,573

Patent litigation provision (Note 12)                                                     2,800                   -

Goodwill and purchased technology amortization                                            2,697               5,274

                                                                                       --------            --------
     Operating income                                                                   140,620             148,730

Other income (expense), net (Note 5)                                                        116                   -

Interest income (expense), net                                                            4,539               3,848

                                                                                       --------            --------
     Income from operations before income taxes                                         145,275             152,578

Provision for income taxes                                                               33,301              36,619

                                                                                       --------            --------
     Income before cumulative effect of change in accounting principle                  111,974             115,959

Cumulative effect of change in accounting principle, net of tax (Note 4)                 (4,506)                  -

                                                                                       --------            --------
     Net income                                                                        $107,468            $115,959
                                                                                       ========            ========

Income per basic common share:
     Income before cumulative effect of change in accounting principle
          per basic common share                                                       $   0.85            $   0.89
     Cumulative effect of change in accounting principle                                  (0.03)                  -
     Net income per basic common share                                                 $   0.82            $   0.89

Weighted average number of basic common shares                                          131,090             130,486

Income per diluted common share:
     Income before cumulative effect of change in accounting principle
          per diluted common share                                                     $   0.82            $   0.84
     Cumulative effect of change in accounting principle                                  (0.03)                  -
     Net income per diluted common share                                               $   0.79            $   0.84

Weighted average number of diluted common shares and equivalents                        136,511             137,560

         The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                       Nine Months Ended September 30
                                                                                  ---------------------------------------
                                                                                       2002                    2001
                                                                                       ----                    ----
Cash flows from operating activities:
     Net income                                                                     $ 107,468               $ 115,959
     Adjustments to reconcile net income to net cash provided by operating activities:
         Cumulative effect of accounting change for patent related costs                4,506                       -
         Allowances for accounts receivable and inventory                               1,941                    (408)
         Impairment of investments                                                      7,564                       -
         Deferred income taxes                                                           (795)                 (1,959)
         Depreciation                                                                  19,499                  15,417
         Amortization of goodwill and other intangibles                                 8,273                   9,216
         Tax benefit related to stock option plans                                      5,871                     888
     Change in operating assets and liabilities, net of acquisitions:
         Decrease (increase) in accounts receivable                                    23,508                  (1,326)
         (Increase) in inventories                                                    (19,590)                (27,248)
         Decrease (increase) in other current assets                                      860                  (5,471)
         (Increase) in other assets                                                    (7,125)                 (3,800)
         Increase in accounts payable and other current liabilities                     6,911                  12,472
         Increase in deferred revenue and customer advances                               931                   5,267
         (Decrease) in accrued patent litigation                                         (190)                      -
         Increase in other liabilities                                                  4,115                     897
                                                                                  ------------             -----------
           Net cash provided by operating activities                                  163,747                 119,904
Cash flows from investing activities:
     Additions to property, plant, equipment, software capitalization and
         other intangibles                                                            (27,401)                (33,958)
     Investments in unaffiliated companies                                            (14,500)                 (4,000)
     Business acquisitions, net of cash acquired                                       (5,851)                 (2,580)
     Loan repayments from officers                                                          -                     723
                                                                                  ------------             -----------
           Net cash (used in) investing activities                                    (47,752)                (39,815)
Cash flows from financing activities:
     Net borrowings (repayment) of bank debt                                                1                  (3,755)
     Payments for debt issuance costs                                                    (827)                      -
     Proceeds from stock plans                                                          8,988                   7,080
     (Increase) in restricted cash                                                    (69,373)                      -
     Purchase of treasury shares                                                      (54,275)                      -
     (Payments) proceeds from debt swaps                                               (1,075)                  6,526
                                                                                  ------------             -----------
           Net cash (used in) provided by financing activities                       (116,561)                  9,851
Effect of exchange rate changes on cash and cash equivalents                            9,558                  (1,219)
                                                                                  ------------             -----------
           Increase in cash and cash equivalents                                        8,992                  88,721
Cash and cash equivalents at beginning of period                                      226,798                  75,509
                                                                                  ------------             -----------
           Cash and cash equivalents at end of period                               $ 235,790               $ 164,230
                                                                                  ============             ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company"), an analytical instrument manufacturer, is the world's largest manufacturer and distributor of high performance liquid chromatography ("HPLC") instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited ("Micromass") subsidiary, the Company believes it is a market leader in the development, manufacture and distribution of mass spectrometry ("MS") instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. ("TAI") subsidiary, the Company believes it is also the world's leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 10 to the consolidated financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

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

     It is management's opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K filing with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2001.

2.   Restricted Cash

In September 2002, the Company issued a standby letter of credit for $55.4 million securing damages awarded plus interest in connection with the unfavorable judgment against the Company with respect to the Applera patent litigation (Note 12). As credit support for the letter of credit, the Company transferred funds in British pounds to a restricted bank account for an amount, required by the bank, sufficient to cover the letter of credit and potential currency risk. Restricted cash was $69.4 million at September 30, 2002.

3.  Inventories

Inventories are classified as follows:

                                            September 30,      December 31,
                                                    2002              2001
                                            ------------       -----------

Raw materials                                  $  40,643         $  31,965
Work in progress                                  22,168            26,305
Finished goods                                    62,489            44,448
                                            ------------       -----------
Total inventories                              $ 125,300         $ 102,718
                                            ============       ===========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

4.   Change in Accounting for Patent Related Costs

In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs will be expensed as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company's industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change on the three months ended September 30, 2002 was to decrease net income by approximately $.4 million with no effect on net income per diluted share. The effect of the change on the nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle approximately $1.7 million or $.01 per diluted share and net income $6.2 million or $.05 per diluted share.

     Pro forma net income for the three months and nine months ended September 30, 2001 would have been $37.4 million and $114.3 million, respectively, had the change in accounting for patent related costs occurred at the beginning of 2001. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months ended September 30, 2001 would have been $.29 and $.27, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the nine months ended September 30, 2001 would have been $.88 and $.83, respectively. The pro forma amounts reflect the effect of retroactive application of this change had the new method been in effect for all periods presented.

5.   Business Investments and Acquisitions

In November 2000, the Company entered into an agreement to make a minority equity investment in GeneProt(TM), Inc. ("GeneProt") of $3.6 million Series B Preferred Stock. In December 2001, the Company formed a strategic alliance with GeneProt to collaborate on product development in the application of mass spectrometry equipment to industrial-scale proteomics drug discovery. As part of the strategic alliance, the Company purchased $10.0 million of Series B Preferred Stock equity securities during the first quarter of 2002 as part of Geneprot's second round of equity financing. The investment in Geneprot is accounted for under the cost method of accounting. Due to changes in Geneprot's business plan and financial condition, among other factors, the Company recorded a pre-tax $6.5 million charge to other income (expense) in the consolidated statements of operations during the nine months ended September, 30, 2002, for an other-than-temporary impairment of its investment in Geneprot. The investment in Geneprot was approximately $7.1 million and $3.6 million at September 30, 2002 and December 31, 2001, respectively and is included in other assets. In connection with Geneprot's canceled order of up to $20.0 million of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from Geneprot as a termination fee, which is recorded in other income (expense) in the consolidated statements of operations for the nine months ended September 30, 2002. The Company collected $2.5 million of this fee in June 2002 and the remainder, approximately $5.2 million, was collected in December 2001 as a customer advance and is included in the consolidated balance sheet at December 31, 2001.

     The Company's equity investment in Variagenics, Inc. ("Variagenics") is accounted for under Statement of Financial Accounting Standard ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. During the nine months ended September 30, 2002, the Company recorded a $1.0 million charge to other income (expense) in the consolidated statements of operations, for further other-than-temporary impairment of its investment in Variagenics. The Company recorded an other-than-temporary impairment charge of $5.9 million for this investment in the fourth quarter of 2001. The investment in Variagenics was approximately $.5 million and $1.7 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, no other investments and long-lived assets were determined to be impaired.

     During the nine months ended September 30, 2002, the Company made a business acquisition totaling approximately $5.9 million for the net assets of a foreign distributor and other minority equity investments totaling $4.5 million.

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

     For the three months and nine months ended September 30, 2001, the Company's goodwill amortization expense was approximately $1.0 million and $3.0 million, respectively. Pro forma net income for the three months and nine months ended September 30, 2001 would have been $39.0 million and $118.2 million, respectively, excluding goodwill amortization expense at the Company's effective tax rate in 2001 of 24%. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months ended September 30, 2001 would have been $.30 and $.29, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the nine months ended September 30, 2001 would have been $.91 and $.86, respectively.

     The increase in the carrying amount of goodwill to $168.8 million at September 30, 2002 from $163.5 million at December 31, 2001 is primarily related to the acquisition of a foreign distributor in the amount of approximately $4.0 million and currency translation adjustments of approximately $1.3 million. As part of this acquisition, the Company recorded approximately $2.2 million of other intangible assets for customer contracts and non-compete covenants. These other intangibles are being amortized over a period of two to fifteen years.

     The Company's intangible assets included in other assets in the consolidated balance sheets are detailed as follows:

                                            At September 30, 2002        At December 31, 2001
                                         ---------------------------  ---------------------------
                                         Gross Carrying  Accumulated  Gross Carrying  Accumulated
                                                 Amount Amortization          Amount Amortization
                                         -------------- ------------  -------------- ------------
     Purchased technology                      $ 43,595     $ 22,005       $  43,595    $  19,308
     Capitalized software                        41,589       17,564          34,762       13,177
     Patents, intellectual
       property and other intangibles            22,358        7,321          21,711        7,026
                                         -------------- ------------  -------------- ------------
     Total                                     $107,542     $ 46,890       $ 100,068    $  39,511
                                         ============== ============  ============== ============

     Purchased technology is amortized over a period ranging from four to fifteen years. Capitalized software is amortized over a period ranging from three to five years. Patents, intellectual property, such as licenses, and other intangibles are amortized over a period ranging from two to fifteen years. At September 30, 2002, intangible assets above reflect the change in accounting for patent related costs as discussed in Note 4. All intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets is estimated to be approximately $11.0 million for each of the next five years.

7.   Income Taxes

The Company's effective tax rate for the three months ended September 30, 2002 and 2001, was 23% and 24%, respectively. The Company's effective tax rate for the nine months ended September 30, 2002 and 2001, was 22.9% and 24%, respectively.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  Earnings Per Share

Basic and diluted earnings per share ("EPS") calculations are detailed as follows:

                                                    -------------------------------------
                                                    Three Months Ended September 30, 2002
                                                    -------------------------------------

                                                       Income       Shares     Per Share
                                                    (Numerator) (Denominator)    Amount
                                                    ----------- ------------- -----------
Net income per basic common share                    $  39,023       130,788   $    0.30
                                                    =========== ============= ===========

Effect of dilutive securities:
     Options outstanding                                               4,671
     Options exercised and cancellations                                  24

                                                    ----------- ------------- -----------
Net income per diluted common share                  $  39,023       135,483   $    0.29
                                                    =========== ============= ===========


                                                    -------------------------------------
                                                    Three Months Ended September 30, 2001
                                                    -------------------------------------

                                                       Income       Shares     Per Share
                                                    (Numerator) (Denominator)    Amount
                                                    ----------- ------------- -----------
Net income per basic common share                    $  38,246       130,752   $    0.29
                                                    =========== ============= ===========

Effect of dilutive securities:
     Options outstanding                                               5,951
     Options exercised and cancellations                                   1

                                                    ----------- ------------- -----------
Net income per diluted common share                  $  38,346       136,704   $    0.28
                                                    =========== ============= ===========


                                                    -------------------------------------
                                                    Nine Months Ended September 30, 2002
                                                    -------------------------------------

                                                       Income       Shares     Per Share
                                                    (Numerator) (Denominator)    Amount
                                                    ----------- ------------- -----------
Income before cumulative effect of change in
     accounting principle per basic common share     $ 107,468       131,090   $    0.85
                                                    =========== ============= ===========

Effect of dilutive securities:
     Options outstanding                                               5,149
     Options exercised and cancellations                                 272

Income before cumulative effect of change in
                                                    ----------- ------------- -----------
     accounting principle per diluted common share   $ 107,468       136,511   $    0.82
                                                    =========== ============= ===========


                                                    -------------------------------------
                                                    Nine Months Ended September 30, 2001
                                                    -------------------------------------

                                                       Income       Shares     Per Share
                                                    (Numerator) (Denominator)    Amount
                                                    ----------- ------------- -----------
Income before cumulative effect of change in
     accounting principle per basic common share     $ 115,959       130,486   $    0.89
                                                    =========== ============= ===========

Effect of dilutive securities:
     Options outstanding                                               6,920
     Options exercised and cancellations                                 154

Income before cumulative effect of change in
                                                    ----------- ------------- -----------
     accounting principle per diluted common share   $ 115,959       137,560   $    0.84
                                                    =========== ============= ===========

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the three months and nine months ended September 30, 2002, the Company had 3,838 and 3,805 stock option securities that were antidilutive, respectively. For the three months and nine months ended September 30, 2001, the Company had 1,688 and 1,690 stock option securities that were antidilutive, respectively. These antidilutive securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

9.   Comprehensive Income

                                                          Three Months   Three Months    Nine Months    Nine Months
                                                                 Ended          Ended          Ended          Ended
                                                         September 30,  September 30,  September 30,  September 30,
                                                                  2002           2001           2002           2001
                                                         -------------  -------------  -------------  -------------
Net income                                                    $ 39,023       $ 38,246      $ 107,468      $ 115,959

Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax           1,698         10,455         19,714         (2,589)
  Appreciation (depreciation) and realized gains
    (losses) on derivative instruments                             655         (1,223)        (2,233)         5,303
  Unrealized (loss) on investments, net of tax                    (146)          (225)          (146)        (3,154)
                                                         -------------  -------------  -------------  -------------
Comprehensive income                                          $ 41,230       $ 47,253      $ 124,803      $ 115,519
                                                         =============  =============  =============  =============

     During the nine months ended September 30, 2002, the Company reclassified an unrealized loss on its investment in Variagenics to other income (expense) in the consolidated statements of operations. Any unrealized loss on investments, net of tax, in Variagenics recorded prior to the three month period ending September 30, 2002 has been included in the asset impairment charge recorded in other income (expense) in the consolidated statements of operations for the nine months ended September 30, 2002.

10.  Business Segment Information

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

11.  New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31, 2002. Early application is encouraged. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

12. Patent Litigation

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

     The Company intends to contest both the jury's verdict and the district court's underlying patent claim construction vigorously by way of an appeal to the United States Court of Appeals for the Federal Circuit. Management, after reviewing available information relating to this matter, has determined that it is probable some liability has been incurred. The Company believes that any liability ultimately incurred will not likely exceed the provisions recorded in the periods ended December 31, 2001 and September 30, 2002, respectively, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the accrued patent litigation of $74.0 million recorded as of September 30, 2002 in the consolidated balance sheets, is the Company's best estimate of its exposure for this contingent liability based on information currently available. During the nine month period ended September 30, 2002, the Company recorded a $3.0 million pre-tax charge for additional liabilities associated with interest costs and related product sales made in the period prior to the day of the jury's verdict. Approximately $4.0 million of legal fees were paid or accrued and charged against the patent litigation accrual in the nine months ended September 30, 2002.

Hewlett-Packard Company:
The Company filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, "HP"), seeking a declaration that certain products sold under the mark "Alliance" do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries ("the HP patents"). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company is appealing the German decision. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patent. In England, the Court of Appeal and in France, the Paris District Court, has found the HP patent valid and infringed by the Alliance pump. The Company intends to appeal both decisions. During the nine months ended September 30, 2002, the Company recorded a provision for estimated damages incurred with respect to this ongoing litigation which was charged to selling, general and administrative expenses and was not considered material to the Company. The provision recorded represents management's best estimate of the probable and reasonably estimable loss related to this litigation.

                       WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  Environmental Contingencies

The Company is currently working with the Massachusetts' Department of Environmental Protection regarding alleged noncompliance with state environmental laws at its Taunton, Massachusetts facility. The Company believes the outcome of any claims, should they be brought by the state, cannot be predicted with certainty, but could be material to the Company. As of September 30, 2002, no provision has been made for this contingency. Other than the alleged noncompliance discussed above, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

14.  Stockholders' Equity

On June 25, 2002, the Board of Directors authorized the Company to repurchase up to $200.0 million of its outstanding common shares over a one-year period. During the three months and nine months ended September 30, 2002, the Company purchased 2,328 shares of its common stock for $54.3 million.

     On August 9, 2002, the Board of Directors approved the adoption of a stock purchase rights plan where a dividend of one fractional preferred share purchase right (a "Right") was declared for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on August 27, 2002 to the stockholders of record on that date. The Rights, which expire on August 27, 2012, become exercisable only under certain conditions. When they first become exercisable, each Right will entitle its holder to buy from Waters one one-hundredth of a share of new Series A Junior Participating Preferred Stock (authorized limit of 4,000) for $120.00. When a person or group actually has acquired 15% or more of Waters' common stock, the Rights will then become exercisable for a number of shares of Waters' common stock with a market value of twice the exercise price ($120.00) of each Right. In addition, the Rights will then become exercisable for a number of shares of common stock of the acquiring company with a market value of twice the exercise price per Right. The Board of Directors may redeem the Rights at a price of $0.001 per Right up until 10 days following a public announcement that any person or group has acquired 15% or more of the Company's common stock.

15.  Subsequent Events

Patent Litigation:
The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation ("PE") alleging patent infringement of three patents owned by TAI ("the TAI patents"). PE counterclaimed for infringement of a patent owned by PE ("the PE patent"). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court's judgment, with respect to PE's infringement of the TAI patents, was affirmed. The District Court's judgment with respect to TAI's non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings.

     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. The District Court has not entered judgment on the jury's verdict. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any unfavorable outcome will not be material to the Company. TAI has brought a further action against PE with respect to PE's StepScan product. The Company believes it has a meritorious claim and should prevail, although the outcome is not certain. As of September 30, 2002, no gain has been recorded due to the jury's finding and all litigation costs have been expensed as incurred.

Acquisition:
In October 2002, the Company entered into an agreement to acquire the worldwide rheology business of Rheometric Scientific, Inc. ("Rheometrics") for $17.0 million in cash and the assumption of $6.0 million in trade debt. Pending Rheometrics' stockholder, creditor and SEC approval, the acquisition is expected to be completed in December 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:
Net sales for the three month period ended September 30, 2002 (the "2002 Quarter") and the nine month period ended September 30, 2002 (the "2002 Period") were $216.0 million and $633.6 million, respectively, compared to $202.7 million for the three month period ended September 30, 2001 (the "2001 Quarter") and $610.5 million for the nine month period ended September 30, 2001 (the "2001 Period"), an increase of 7% for the quarter and 4% for the period. Excluding the favorable effects of a weaker U.S. dollar, net sales increased by 4% over the 2001 Quarter and 3% over the 2001 Period. The Company's HPLC product line continued to perform well across all major geographies with overall sales growth in the low double digits for the 2002 Quarter, excluding currency effects. The Company's mass spectrometry product line continued to be affected in the U.S. by the March 2002 unfavorable patent litigation ruling involving sales of certain mass spectrometry products. Overall mass spectrometry sales decreased by a low double-digit rate in the 2002 Quarter. In addition to the litigation described above, the Company experienced a production issue in the 2002 Quarter that the Company believes has now been corrected. As a result of these two factors, mass spectrometry order backlog grew significantly. Thermal analysis sales were down slightly in the 2002 Quarter. Currency increased reported sales growth in the 2002 Quarter by three percentage points primarily due to the strengthening of the euro and British pound.

Gross Profit:
Gross profit for the 2002 Quarter and the 2002 Period was $141.1 million and $411.3 million, respectively, compared to $129.6 million for the 2001 Quarter and $388.6 million for the 2001 Period, an increase of $11.5 million or 9% for the quarter and $22.7 million or 6% for the period. Gross profit as a percentage of sales increased to 65.3% in the 2002 Quarter from 63.9% in the 2001 Quarter. Gross profit as a percentage of sales increased to 64.9% in the 2002 Period from 63.6% in the 2001 Period. The increases in the gross profit percentages are attributed to many factors including a higher mix of sales of more profitable consumables and services, and manufacturing savings in material costs. In addition, the Company acquired the businesses of its Irish and Korean distributors in early 2002 and mid- 2001, respectively. As such, the incremental profit from direct billings have increased gross profit and gross profit percentages and will continue to do so for the remainder of 2002, as well as operating expenses. This incremental profit was not in the 2001 Quarter and 2001 Period.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses for the 2002 Quarter and the 2002 Period were $77.7 million and $226.6 million, respectively, compared to $66.9 million for the 2001 Quarter and $200.0 million for the 2001 Period. As a percentage of net sales, selling, general and administrative expenses increased to 36.0% for the 2002 Quarter from 33.0% for the 2001 Quarter, and 35.8% for the 2002 Period from 32.8% for the 2001 Period. The $10.8 million or 16% increase for the quarter and $26.6 million or 13% increase for the period in total expenditures primarily resulted from increased headcount and related costs required to support anticipated increased current and future sales levels, including the acquisitions of Irish and Korean distributor businesses. In addition, the Company recorded an increase of approximately $1.7 million in patent related costs during the 2002 Period. The Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002 and current year patent related expenses are recorded in selling, general and administrative expenses. The Company also recorded a provision of $1.5 million for estimated damages incurred with respect to ongoing patent infringement litigation during the 2002 Period.

     The Company announced during the 2002 Quarter that it will fully integrate the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division. The objective of this strategy is to leverage the strengths of both divisions and align operating expenses to a more rational historical level as a percentage of sales. It is expected operating expense growth will continue to be just over 10% for the rest of 2002 before the benefits of the combination will be realized. In connection with the integration, the Company will record approximately $4.0 to $6.0 million of non-recurring costs in the fourth quarter of 2002 for restructuring and other charges such as termination benefits and other related costs.

     Also, coupled with the integration, the Company has identified certain service labor and related costs associated with revenue producing activities that are currently classified as operating expenses and that are included in selling, general and administrative expenses. The Company will reclassify these costs to cost of sales for the years ended December 31, 2002, 2001 and 2000. The reclassification for the year ended December 31, 2002 will result in a decrease in gross profit as a percentage of sales by approximately six percentage points, with no change in operating income.

Research and Development Expenses:

Research and development expenses were $13.6 million for the 2002 Quarter and $38.5 million for the 2002 Period, compared to $11.8 million for the 2001 Quarter and $34.6 million for the 2001 Period, an increase of $1.8 million or 15% from the 2002 Quarter and $3.9 million or 11% from the 2001 Period, respectively. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Patent Litigation Provision:

The Company recorded a $2.8 million pre-tax charge for Applera patent litigation in the 2002 Period for additional liabilities associated with related product sales made in 2002 prior to the day of the jury's verdict in March 2002. There was no such charge in 2001.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization for the 2002 Quarter and 2002 Period was $.9 million and $2.7 million, respectively, compared to $1.8 million for the 2001 Quarter and $5.3 million for the 2001 Period, a decrease of $.9 million or 51% for the quarter and $2.6 or 49% for the period. The change was primarily related to the elimination of goodwill amortization in 2002 in accordance with recently adopted accounting standards.

Operating Income:

Operating income for the 2002 Quarter and 2002 Period was $49.0 million and $140.6 million, respectively, compared to $49.1 million for the 2001 Quarter and $148.7 million for the 2001 Period, flat for the quarter and a decrease of $8.1 million or 5% for the period. Waters operating income levels stayed flat for the quarter and decreased for the period due to an increase in operating expenses, including an increase in current year patent related costs for the period, offset by the impact of improved profit margins and the elimination of goodwill amortization in 2002.

Other Income (Expense):

In the 2002 Period, the Company recorded a $7.6 million pre-tax charge for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in Geneprot and Variagenics. The impairment charges were offset by a $7.7 million termination fee received from Geneprot for cancellation of its $20.0 million order. There were no such items in 2001.

Interest Income (Expense), Net:

Net interest income for the 2002 Quarter and 2002 Period was $1.7 million and $4.5 million, respectively, compared to $1.2 million for the 2001 Quarter and $3.8 million for the 2001 Period. The increases primarily reflected considerably higher cash balances in 2002, offset by lower yields on investments.

Provision for Income Taxes:

The Company's effective income tax rate was 23% in the 2002 Quarter and 22.9% in the 2002 Period compared to 24% in the 2001 Quarter and 2001 Period. The 2002 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:

Net income for the 2002 Quarter and income before the cumulative effect of change in accounting principle for the 2002 Period was $39.0 million and $112.0 million, respectively, compared to $38.2 million for the 2001 Quarter and $116.0 million for the 2001 Period, an increase of $.8 million or 2% from the 2001 Quarter and a decrease of $4.0 million or 3% from the 2001 Period, respectively. The changes for the 2002 Quarter and 2002 period were due to an increase in operating expenses, including an increase in current year patent related costs for the period. These were offset by the impact of improved profit margins, a decrease in the Company's effective income tax rate and the elimination of goodwill amortization in 2002.

Change in Patent Accounting:

In the 2002 Period, the method of accounting for patent related costs associated with patent litigation was changed effective January 1, 2002 from a method of capitalizing the patent related costs and amortizing them over their estimated remaining economic life, to expensing the costs as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company's industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income for the nine months ended September 30, 2002.

Liquidity and Capital Resources

During the 2002 Period, net cash provided by the Company's operating activities was $163.7 million, primarily as a result of net income for the year after adding back depreciation, amortization and a decrease in working capital needs. In terms of working capital and after excluding the effects of currency translation, $23.5 million was provided as accounts receivable decreased due to lower sales volume in the 2002 Period compared to the prior nine months of 2001 and due to solid collection efforts during the period. Approximately $19.6 million was used for inventory growth related to sales expectations, including the canceled Geneprot order in June 2002 and the temporary impact of a production issue in the 2002 Quarter. Within liabilities, an increase in accounts payable and other current liabilities, and deferred revenue and customer advances provided $7.8 million. In addition, the Company received $9.0 million of proceeds from the exercise of stock options and its employee stock purchase plan.

     Primary uses of cash flow during the 2002 Period were $54.3 million for the purchase of treasury shares, $20.4 million for investments in unaffiliated companies and business acquisitions and $27.4 million of property, plant and equipment and software capitalization investments. In addition, approximately $69.4 million of cash was reclassed to restricted cash, included in other current assets, during the period in connection with the standby letter of credit issued by the Company with respect to the unfavorable judgment in the Applera patent litigation.

     The Company believes that the existing cash and cash equivalent balance of $235.8 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements and other cash outlays in the foreseeable future. The Company intends to continue the purchase of its common shares under the Company's $200.0 million stock repurchase program. Repurchases are expected ratably over the next three quarters and are expected to be at the same level as the 2002 Quarter. Because the repurchases are made in the U.S. only, it is expected that the Company will have borrowings against its credit facility during the fourth quarter and at year-end.

     During the fourth quarter of 2002, the Company announced its intention to make an acquisition for approximately $17.0 million in cash and the assumption of $6.0 million in debt pending various outside approvals. As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

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

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

Certain statements contained herein are forward looking. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, (iii) the ability of the Company to generate increased sales and profitability from new product introductions and (iv) the short term effect on sales and operating expenses as a result of the recently announced combination of the Waters HPLC and Micromass sales, service and distribution organizations, as well as additional risk factors set forth in the Company's Form 10-K for the year ended December 31, 2001. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2002. For additional information, refer to the Company's Form 10-K, Item 7a for the year ended December 31, 2001.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company's evaluation of its internal controls.

Part II: Other Information

Item 1. Legal Proceedings

Applera Corporation:

Reference regarding the Applera patent litigation against the Company is contained in Note 12, Patent Litigation on page 12 of this Form, included in
Part I, Item 1, Financial Statements.

Hewlett-Packard Company:

Reference regarding the Hewlett-Packard Company and Hewlett-Packard GmbH patent litigation is contained in Note 12, Patent Litigation on page 12 of this Form, included in Part I, Item 1, Financial Statements.

The Perkin-Elmer Corporation:

Reference regarding The Perkin-Elmer Corporation patent litigation is contained in Note 15, Subsequent Events on page 13 of this Form, included in Part I, Item 1, Financial Statements.

Other:

In June 2002, Varian, Inc. filed a civil action against the Company alleging trademark infringement with respect to a product the Company previously sold under the mark "Polarity". The Company does not believe the trademark Polarity infringed the trademark rights of Varian, Inc. The Company currently sells the product under a different name. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of this action will not be material to the Company.

     In July 2002, the Company filed suit against Applera Corporation in a civil action alleging patent infringement on U.S. Patent No. 5,304,798 owned by the Company. The Company believes it has a meritorious claim and should prevail, although the outcome is uncertain.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.15    Rights Agreeement, dated as of August 9, 2002
                               between Waters Corporation and EquiServe Trust
                               Company, N.A. as Rights Agent. Incorporated by reference to the Registrant's Report on Form 8-A, dated August 27, 2002.

              Exhibit 99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Registrant filed reports on Form 8-K on each of the following dates during the quarter for which this report is filed:

              A report on Form 8-K was filed by the Company on July 8, 2002 to report the Company's field integration of the Micromass division with the Waters HPLC division.

              A report on Form 8-K was filed by the Company on August 12, 2002 to report the Company's adoption of a stock purchase rights plan.

                       WATERS CORPORATION AND SUBSIDIARIES

                          SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 2002             Waters Corporation


                                     /s/ John Ornell
                                    --------------------------------------------
                                    John Ornell
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Douglas A. Berthiaume, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Waters Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                      /s/ Douglas A. Berthiaume
                                      ------------------------------------------
                                      Douglas A. Berthiaume
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John Ornell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Waters Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                     /s/ John Ornell
                                     -------------------------------------------
                                     John Ornell
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer