Form 10-K
period 2002-12-31
WATERS CORP /DE/
filed 2003-03-21
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-14010

WATERS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3668640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Maple Street

Milford, Massachusetts 01757

(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (508) 478-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2002: $3,523,004,898.

Indicate the number of shares outstanding of the registrant’s common stock as of March 17, 2003: 124,132,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1: BUSINESS

General

Waters Corporation (“Waters” or the “Company”) is a holding company which owns all of the outstanding common stock of Waters Technologies Corporation, the operating subsidiary. Waters was incorporated to acquire (“Acquisition”) the predecessor Waters Chromatography Division (“Predecessor”) of Millipore Corporation (“Millipore”) on August 18, 1994. Waters became a publicly traded company with its initial public offering (“IPO”) in November 1995. The Company has made two significant acquisitions since becoming a public company: Micromass Limited (“Micromass”) in September 1997 and TA Instruments, Inc. (“TAI”) in May 1996.

The Company files all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing web-site is http://www.sec.gov. The Company also makes available free of charge on its web-site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Internet address for Waters Corporation is http://www.waters.com and SEC filings can be found under Investor Relations.

Business Segments

The Company operates in the analytical instrument industry, with manufacturing and distribution expertise in three complementary technologies: high performance liquid chromatography (“HPLC”) instruments, chromatography columns and other consumables, and related service; mass spectrometry (“MS”) instruments that can be integrated and used along with other analytical instruments, especially HPLC; and thermal analysis (“TA”) and rheology instruments. The Company also operates in several geographic segments. See Note 18 to the financial statements for detailed results by geographic segment and products and service revenue. As also discussed in Note 18 to the financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

Business

Waters, an analytical instrument manufacturer, is the world’s largest manufacturer and distributor of HPLC instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through Micromass, the Company believes it is a market leader in the development, manufacture, and distribution of mass spectrometry instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through TAI, the Company believes it is also the world’s leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers.

Developed in the 1950’s, HPLC today is the standard technique used to identify and analyze the constituent components of a variety of chemicals and materials. HPLC’s performance capabilities enable it to separate and identify 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications. Within the pharmaceutical and life science industries, its most significant end-use market, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is used to identify food content for nutritional labeling in the food and beverages industry and to test water and air purity within the environmental testing industry. HPLC is also used in a variety of applications in other industries, such as chemical and consumer products, as well as by universities and government agencies. In many instances, the Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency regulations, and those of their international counterparts, mandate testing that requires HPLC instrumentation.

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

The acquisition of Micromass expanded the Company’s product offerings in mass spectrometry instruments. The Company’s mass spectrometry line is a world leader in the development, manufacture, sale and support of organic, inorganic, stable isotope and inductively-coupled plasma (“ICP”) mass spectrometers typically combined with HPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography or elemental analysis systems. Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, environmental and geochemistry markets worldwide. With the acquisition of Micromass, Waters became one of the leading worldwide manufacturers of analytical systems that bring together HPLC and mass spectrometry detection, or HPLC-MS. Design innovations in HPLC-MS interfacing technology have drastically improved the operating efficiencies of these systems, greatly simplifying their operation, driving down their overall cost and making them much more affordable for the average analytical laboratory. These laboratories previously relied on expert mass spectrometrists to provide them the information they now get in minutes. The largest market for HPLC-MS is the pharmaceutical market where new drug development technologies are placing greater demands on laboratories to screen and analyze new drug compounds.

In the fourth quarter of 2002, the Company combined the field sales, service and distribution organizations of it HPLC and Micromass operations. The purpose of this integration was to enhance customer service capabilities and eliminate redundant functions.

The acquisition of TAI expanded the Company’s product offerings to include thermal analysis and rheology products. TAI develops, manufactures, sells and services thermal analysis and rheology instruments which are used for the physical characterization of polymers and related materials. Thermal analysis measures the physical characteristics of materials as a function of temperature. Changes in temperature affect several characteristics of materials such as their physical state, weight, dimension and mechanical and electrical properties, which may be measured by one or more thermal analysis techniques. Consequently, thermal analysis techniques are widely used in the development, production and characterization of materials in various industries such as plastics, chemicals, automobiles, pharmaceuticals and electronics. Rheology instruments complement thermal analyzers in characterizing materials. Rheology characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of loading. The information obtained provides insight with regard to a material’s behavior during manufacture, transport, usage and storage.

Instruments and data products comprise approximately two thirds of the Company’s total revenue. Consumable products and service comprise the remaining amount of the Company’s total revenue.

Customers

Waters has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. Waters’ technical support staff work closely with its customers in developing and implementing applications that meet their full range of analytical requirements.

The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal year 2002, no single customer accounted for more than 3% of the Company’s net sales.

Research and Development

Waters maintains an active research and development program focused on the development and commercialization of products which both complement and update the existing product offering. The Company’s research and development expenditures for 2002, 2001 and 2000, were $51.9 million, $46.6 million and $42.5 million, respectively. Nearly all of the current HPLC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from Waters’ extensive field organization. The majority of the mass spectrometry products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2002, there were approximately 475 employees involved in the Company’s research and development efforts. Despite the Company’s active research and development program, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Sales and Service

Waters has one of the largest sales and service teams in the industry focused exclusively on HPLC, MS and TA markets. Across all technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 1,400 field representatives in 94 sales offices throughout the world. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. Waters provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

Manufacturing

Waters provides high quality HPLC products by controlling each stage of production of its instruments and columns. The Company assembles most of its HPLC instruments at its facility in Milford, Massachusetts, where it performs machining, wiring, assembly and testing. The Milford facility employs manufacturing techniques that are expected to meet the strict ISO 9002 quality manufacturing standards and FDA mandated Good Manufacturing Practices. The Company outsources manufacturing of certain electronic components such as computers, monitors and circuit boards to outside vendors that can meet the Company’s quality requirements.

The Company manufactures its HPLC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data and software components for the Company’s HPLC, MS and TA product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA. Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility and rheology products are manufactured at the Company’s Leatherhead, England facility.

The Company manufactures its mass spectrometry products at its facilities in Manchester, England and Cheshire, England. Certain components or modules of the Company’s mass spectrometry instruments are manufactured by outside long-standing contractors. Each stage of this supply chain is closely monitored by the Company to maintain its high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures.

Competition

The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers in both domestic and foreign markets. Waters competes in its markets primarily on the basis of instrument performance, reliability and service and, to a lesser extent, price. Some competitors have instrument businesses that are much larger than the Company’s business, but are typically less focused on Waters’ chosen markets. Some competitors have greater financial and other resources than the Company.

The market for consumable HPLC products, including separation columns, is also highly competitive but is more fragmented than the analytical instruments market. Waters encounters competition in the columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns, and distributes its own product. Waters competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price. Some competitors in this market have greater financial and other resources than the Company.

Patents, Trademarks and Licenses

Waters owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software are licensed from third parties. Waters also owns a number of trademarks. The Company’s patents, trademarks and licenses are viewed as valuable assets to its operations.

Employees

At December 31, 2002, Waters employed approximately 3,600 employees, 51% of who are located in the United States. Waters considers its employee relations, in general, to be good, and Waters’ employees are not represented by any unions. The Company believes that its future success depends, in a large part, upon its continued ability to attract and retain highly skilled employees. During 2002, the Company announced and commenced a restructuring in its Micromass and HPLC organizations. Approximately 50 people are to be terminated as a result of this organization integration of which 38 had left the Company as of December 31, 2002.

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws. The Company is currently working with the Massachusetts Department of Environmental Protection regarding alleged noncompliance with state environmental laws at its Taunton, Massachusetts facility. The Company believes the final outcome of this or any claims, should they be brought by the state, cannot be predicted with certainty, but could be material to the Company. In the fourth quarter of 2002, the Company recorded a litigation provision of $5.1 million for this contingency. The provision recorded represents management’s best estimate of the probable and reasonably estimable loss related to this claim. The Company expects this claim to be settled in the second quarter of 2003 in the form of a monetary fine and agreed upon capital improvements. Other than the alleged noncompliance discussed above, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

With respect to the Predecessor’s operations of the Company’s HPLC business, Millipore has been notified that the U.S. Environmental Protection Agency has determined that a release or a threat of a release of hazardous substances as defined by CERCLA has occurred at certain sites to which chemical wastes generated by its manufacturing operations have been sent. In each instance, Millipore was one of a large number of entities that received notification from the U.S. Environmental Protection Agency, and Millipore anticipates that any ultimate liability for remedial costs will be shared by others. In any instances involving chemical wastes generated by the Predecessor, Millipore has entered into partial settlements, paid its proportionate financial obligation and received partial releases.

In connection with the Acquisition, Millipore agreed to retain environmental liabilities resulting from pre-acquisition operations of the Company’s facilities. Notwithstanding this contractual agreement, under CERCLA and similar environmental laws, the Company may remain primarily liable to some parties for environmental cleanup costs. As of December 31, 2002, no provisions have been made for these contingencies.

Risk Factors

Forward-Looking Statements:

Certain of the statements in this Form 10-K and the documents incorporated in this Form are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by our use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, mass spectrometry and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) general changes in the economy or marketplace including currency fluctuations, in particular with regard to the euro, British pound and Japanese yen, (iii) changes in the competitive marketplace, including obsolescence resulting from the introduction of technically advanced new products and pricing changes by the Company’s competitors, (iv) the ability of the Company to generate increased sales and profitability from new product introductions, (v) the ability of the Company to replace or increase the amount of its existing revolving credit agreement in the event the need of a credit facility is required, (vi) the reduction in capital spending of pharmaceutical customers, (vii) the loss of intellectual property rights in the Company’s research and development efforts, (viii) the short term effect on sales and operating expenses as a result of the recent combination of the Waters HPLC and Micromass sales, service and distribution organizations, as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make, whether because of these factors or for other reasons. We do not assume any obligations to update any forward-looking statement we make.

Competition and the Analytical Instrument Market:

The analytical instrument market; in particular, the portion related to the Company’s HPLC, mass spectrometry and thermal analysis product lines; is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Many competitors are divisions of significantly larger companies that have greater financial and other resources, including larger sales forces and technical staffs, than the Company. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.

Additionally, the market may, from time to time, experience low sales growth. Approximately 57% of the Company’s net sales in 2002 were to the worldwide pharmaceutical industry, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations.

Risk of Disruption:

The Company manufactures HPLC instruments at its facility in Milford, Massachusetts, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, mass spectrometry products at its facilities in Manchester, England and Cheshire, England, thermal analysis products at its facility in New Castle, Delaware and rheology products at its facility in Leatherhead, England. Any prolonged disruption to the operations at these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.

Restructuring and Other Unusual Charges:

In July 2002, the Company announced a combination of its HPLC and MS field sales, service and support organizations, the purpose of which was to enhance customer service capabilities and eliminate redundant functions. Approximately 50 people are to be terminated of which 38 had left the Company as of December 31, 2002, and the Company incurred a $7.4 million charge for both restructuring and other specific incremental charges. The combination efforts are ongoing and additional costs will be incurred in 2003, including severance and contract cancellations. There are no assurances the Company will realize incremental sales or lower expenses as a result of these actions.

Foreign Operations and Exchange Rates:

Approximately 62% of Waters’ 2002 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on Waters’ results of operations.

Reliance on Key Management:

The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in management, the Company’s operations could be adversely affected.

Protection of Intellectual Property:

The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company where its intellectual property does not cover competitor products or is invalidated. See, in particular, the matter discussed in Item 3: Legal Proceedings, under “Applera Corporation.” The Company’s patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial conditions.

Reliance on Customer Demand:

The demand for the Company’s products is dependent upon the size of the markets for its HPLC, MS and TA products, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of the factors listed above.

Reliance on Suppliers:

Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationship with its customers.

Reliance on Outside Manufacturers:

Certain components or modules of the Company’s mass spectrometry instruments are manufactured by outside long-standing contractors. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

Item 2: PROPERTIES

Waters operates 17 United States facilities and 79 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next two to three years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function(1)	Owned/Leased	Square Feet (000’s)
Franklin, MA	D	Leased	30
Milford, MA	M, R, S, A	Owned	465
Taunton, MA	M	Owned	32
Etten-Leur, Netherlands	S, D, A	Leased	42
St. Quentin, France	S, A	Leased	33
Singapore	S, A	Leased	6
Tokyo, Japan	R, S, A	Leased	24
Wexford, Ireland	M, R, S	Leased	33	(2)
New Castle, DE	M, R, S, D, A	Leased	71
Leatherhead, England	M, R, S, D	Leased	10
Beverly, MA	S, A	Leased	66
Cheshire, England	M, R, S	Leased	28
Manchester, England	M, R, S, D, A	Leased	123

(1)	M = Manufacturing; R = Research; S = Sales and service; D = Distribution; A = Administration

(2)	In January 2003, the Company purchased its Wexford, Ireland facility.

Waters operates and maintains 12 field offices in the United States and 71 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations(3)

United States	International
Tustin, CA	Australia	India	Spain
Wood Dale, IL	Austria	Ireland	Sweden
Fairfax, VA	Belgium	Italy	Switzerland
Cary, NC	Brazil	Japan	Taiwan
Parsippany, NJ	Canada	Korea	United Kingdom
Bellaire, TX	Czech Republic	Mexico
Dublin, CA	Denmark	Netherlands
Ann Arbor, MI	Finland	Norway
Felton, CA	France	People’s Republic of China
Rolling Meadows, IL	Germany	Poland
Spring, TX	Hong Kong	Puerto Rico
Huntingdon, PA	Hungary	Russia

(3)	Waters operates more than one office within certain states and foreign countries.

Item 3: LEGAL PROCEEDINGS

Applera Corporation:

Reference regarding the Applera patent litigation against the Company is contained in Note 9, Patent Litigation on page 35 of this Form, included in Part II, Item 8, Financial Statements and Supplementary Data.

Hewlett-Packard Company:

Reference regarding the Hewlett-Packard Company and Hewlett-Packard GmbH patent litigation is contained in Note 9, Patent Litigation on page 35 of this Form 10-K, included in Part II, Item 8, Financial Statements and Supplementary Data.

The Perkin-Elmer Corporation:

Reference regarding The Perkin-Elmer Corporation patent litigation is contained in Note 9, Patent Litigation on page 35 of this Form 10-K, included in Part II, Item 8, Financial Statements and Supplementary Data.

Environmental Legal Proceedings:

Reference regarding legal proceedings with the Massachusetts Department of Environmental Protection is contained in Note 10, Environmental Contingencies on page 35 of this Form 10-K, included in Part II, Item 8, Financial Statements and Supplementary Data.

Other:

Cohesive Technologies, Inc. (“Cohesive”) has brought three suits against the Company in the United States District Court of Massachusetts. Cohesive alleges that several products of the Company, which are part of a much larger product line, are an infringement of two Cohesive U.S. Patents. The Company has denied infringement of such patents and has asserted several defenses. Two of the products alleged to be an infringement are now obsolete and are no longer sold in the Unites States. During the fourth quarter of 2001, a jury returned a verdict in one of the suits finding the Company liable for infringement of one of the two patents. The Company intends to continue to vigorously defend its position. Judgment has not been entered on the jury’s verdict and further proceedings may preclude such entry. The Company believes it has meritorious positions and should prevail either through judgment or on appeal, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

Viscotek Corporation (“Viscotek”) has filed a civil action against the Company alleging one option offered by the Company with a high temperature gel permeation chromatography instrument is an infringement of two of its patents. These patents are owned by E. I. Du Pont de Nemours and Company (“Du Pont”) and claimed to be exclusively licensed to Viscotek. Du Pont is not a party to the suit. The Company has answered the complaint and believes it does not infringe the patents. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

In June 2002, Varian, Inc. (“Varian”) filed a civil action against the Company alleging trademark infringement with respect to a product the Company previously sold under the mark “Polarity”. The Company does not believe the trademark Polarity infringed the trademark rights of Varian. The Company currently sells the product under a different name. In the fourth quarter of 2002, Varian and the Company came to an agreement that the Company will not use the trademark in question.

In July 2002, the Company filed suit against Applera Corporation in a civil action alleging patent infringement on U.S. Patent No. 5,304,798 owned by the Company. The Company believes it has a meritorious claim and should prevail, although the outcome is uncertain.

In November 2002, the University of Manitoba (the “University”) and Applera Corporation brought a civil action against the Company alleging patent infringement of U.S. Patent No. 6,331,702 owned by the University. The Company believes it has a meritorious defense and should prevail although the outcome is not certain.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Douglas A. Berthiaume, 54, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiuame also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is a Director of the Children’s Hospital Trust, the Analytical and Life Science Systems Association and Genzyme Corporation.

Arthur G. Caputo, 51, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined the Predecessor in October 1977 and held a number of positions in sales within the Predecessor and Millipore. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Brian K. Mazar, 45, Senior Vice President, Human Resources, has directed Human Resources since August 1994. He joined the Predecessor in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning, Inc.

John R. Nelson, 59, became Executive Vice President and Chief Technology Officer of the Company in March 2003. Previously, he was Senior Vice President, Research, Development and Engineering since August 1994. He joined the Predecessor in August 1976 and has held a variety of positions in marketing as well as research and development, including Vice President Waters Research Development and Engineering, Senior Vice President Worldwide Marketing Operations and Senior Vice President of Product Development. Mr. Nelson is also responsible for the Company’s TA Instruments, Inc. operations and he is a Director of the Analytical and Life Science Systems Association.

John Ornell, 45, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Waters in 1990 and most recently was Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

David Terricciano, 47, Vice President, Operations joined Waters in 2001. Prior to joining Waters, he worked as Vice President and General Manager of Operations for Perkin-Elmer Instruments. Previously, he held a variety of positions at B.F Goodrich Aerospace and Honeywell Aerospace.

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 17, 2003, the Company had approximately 284 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in the past two years and does not plan to pay dividends in the foreseeable future.

The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the quarter ended	High	Low
March 31, 2001	85.38	31.50
June 30, 2001	58.03	26.00
September 30, 2001	36.50	22.33
December 31, 2001	40.95	33.65
March 31, 2002	39.25	25.50
June 30, 2002	29.95	22.70
September 30, 2002	27.25	17.86
December 31, 2002	28.50	19.35

Information concerning securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement under the heading “Matters to be Acted On” and under proposal number 2, “Approval of the 2003 Equity Incentive Plan.” Such information is incorporated herein by reference.

Item 6: SELECTED FINANCIAL DATA

Reference is made to information contained in the section entitled “Selected Financial Data” on page 44 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview

Sales grew by 4% in 2002 and by 8% in 2001. Excluding currency effects, sales grew 2% in 2002 and 11% in 2001. Sales growth, before currency effects, in both years reflected increased customer demand for new products. Sales growth in 2002 was adversely impacted by the effect of ongoing patent litigation in the U.S., as discussed below. As a result of this litigation, sales in the U.S. were down 5% while sales growth elsewhere was generally broad-based geographically. Reported operating income for 2002 and 2001 was $196.4 million and $149.5 million, respectively. Operating income, excluding provisions for litigation of $7.9 million, an impairment charge of $2.4 million and restructuring and other unusual charges of $7.4 million, for 2002 was $214.2 million, a 5% decrease from the $224.5 million, excluding provisions for litigation of $75.0 million, generated in 2001. The Company remained essentially debt-free while generating all-in cash flow of $84.9 million. All-in cash flow is the increase of cash, including changes in restricted cash, plus the reduction of debt. In February 2002, the Company entered into an agreement to replace its existing credit facility. The new credit facility provides a $250.0 million line of credit and is unsecured.

In March 2002, the Company was informed, as a result of a jury’s finding on a civil action filed by competitors, that the Quattro Ultima triple quadrupole mass spectrometer sold in the U.S. infringes on their U.S. patent. The jury has determined damages in the amount of $47.5 million. In March 2003, the infringement in the U.S. was affirmed on appeal, including damages and interest of approximately $54.0 million. Similar claims have been asserted against the Company in other countries and there is a possibility that claims may be made with respect to other products in the mass spectrometry line. The Company recorded a $75.0 million patent litigation charge in the fourth quarter of 2001 as a result of this matter including interest, court costs, legal fees and other charges. An additional provision of $2.8 million was recorded in the first quarter of 2002 relating to current year sales. The amounts recorded represent the Company’s best estimate of its exposure based on information currently available.

During 2002, approximately 62% of the Company’s combined net sales were derived from operations outside the United States. The Company believes that the geographic diversity of its sales reduces its dependence on any particular region. The U.S. dollar value of these revenues varies with currency exchange fluctuations, and such fluctuations can affect the Company’s results from period to period.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales:

Net sales for 2002 were $890.0 million and were an increase of 4% compared to $859.2 million for 2001. Excluding the favorable effects of a weaker U.S. dollar, 2002 net sales increased by 2% over 2001. The Company’s HPLC product line performed well across all major geographies with overall sales growth in the high single digits, excluding currency effects. In particular, the Company experienced an increase of approximately 19% in service revenue, primarily due to additional service plan revenues from the Company’s installed customer base. The Company’s mass spectrometry product line was affected in the U.S. by the March 2002 unfavorable patent litigation ruling involving sales of certain mass spectrometry products. Overall mass spectrometry sales decreased by a mid single-digit rate in 2002, excluding currency effects. Thermal analysis sales were up slightly in 2002. Currency increased reported sales growth in 2002 by two percentage points primarily due to the strengthening of the euro and British pound.

Gross Profit:

Gross profit for 2002 was $516.5 million compared to $497.3 million for 2001, an increase of $19.2 million or 4%. Gross profit as a percentage of sales increased to 58.0% in 2002 from 57.9% in 2001. These gross profit amounts and gross profit percentages reflect a reclassification of certain labor and related costs associated with service revenues that were previously classified in operating expenses and included in selling, general and administrative expenses. The Company experienced a higher mix of sales of more profitable consumables and services in 2002 as well as reductions in HPLC manufacturing costs due to lower material costs. In addition, the Company acquired the businesses of its Irish and Korean distributors in early 2002 and mid- 2001, respectively. As such, the incremental profit from direct billings have increased gross profit and gross profit percentages in 2002, as well as operating expenses. The Company experienced an increase in service labor costs, offsetting some of the above-mentioned increases in gross profit and gross profit percentage.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for 2002 and 2001 were $246.8 million and $219.0 million, respectively. As a percentage of net sales, selling, general and administrative expenses increased to 27.7% for 2002 from 25.5% for 2001 after considering the reclassification of certain labor and related costs discussed above. The $27.8 million or 13% increase primarily resulted from increased headcount and related costs required to support anticipated increased current and future sales levels, including the acquisitions of Irish and Korean distributor businesses. Headcount rose from 2,133 at December 31, 2001 to 2,230 at December 31, 2002 or 5%. In addition, the Company recorded an increase of approximately $2.5 million in patent defense costs during 2002. The Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002 and current year patent related expenses are recorded in selling, general and administrative expenses. The Company also recorded a provision of $1.5 million for estimated damages incurred with respect to ongoing patent infringement litigation during 2002. Expenses also slightly increased due to the effects of currency translation. Foreign currency transaction gains and losses were negligible in fiscal year 2002.

Research and Development Expenses:

Research and development expenses were $51.9 million for 2002 and $46.6 million for 2001, an increase of $5.3 million or 11%. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization for 2002 was $3.6 million compared to $7.1 million for 2001, a decrease of $3.5 million or 50%. The change was primarily related to the elimination of goodwill amortization in 2002 in accordance with recently adopted accounting standards.

Litigation Provisions:

The Company recorded $2.8 million and $75.0 million for the Applera patent litigation in 2002 and 2001, respectively. The 2002 charge of $2.8 million was for additional liabilities associated with related product sales made in 2002 prior to the day of the jury’s verdict in March 2002. In addition, in the fourth quarter of 2002, the Company recorded a litigation provision of $5.1 million relating to an estimated settlement of an outstanding case with the Massachusetts Department of Environmental Protection regarding the Company’s Taunton, Massachusetts facility. The provisions represent management’s best estimate of the probable and reasonably estimable loss related to this litigation.

Impairment of Long-Lived Asset:

In 2002, the Company recorded a $2.4 million charge for an other-than-temporary impairment of its technology license asset with Varigenics, as the technology collaboration program was discontinued. There was no such charge in 2001.

Restructuring and Other Unusual Charges:

The Company recorded $7.4 million of charges in the fourth quarter of 2002 for restructuring and other specific incremental charges relating to its integration of the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division. The charges in 2002 include severance costs for 42 people, cancellation penalties for distributor contracts, facility closure costs and other specific incremental costs related to this integration. The objective of this strategy is to leverage the strengths of both divisions and align operating expenses to a more rational level as a percentage of sales. There was no such charge in 2001.

The following table provides additional information about the 2002 restructuring and other unusual charges:

	Balance December 31, 2001	Charges	Payments	Balance December 31, 2002
Severance	$—	$2,210	$(555)	$1,655
Facilities	—	2,400	(12)	2,388
Distributor terminations	—	1,350	—	1,350
Other	—	1,444	(1,366)	78

Total	$—	$7,404	$(1,933)	$5,471

Operating Income:

Operating income for 2002 was $196.4 million compared to $149.5 million for 2001. This increase of $46.9 million or 31% for the year is primarily attributed to the decrease in litigation provisions from $75.0 million to $7.9 million, an increase in sales and the elimination of goodwill amortization in 2002. Offsetting the increase in operating income is an increase in operating expenses including $7.4 million for restructuring and other unusual charges associated with the integration of the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division and a $2.4 million charge of an other-than-temporary impairment of a long-lived asset. Operating expenses grew faster than sales as the Company has yet to realize the full benefits of the combination of the Micromass and HPLC field operations.

Other Income (Expense), Net:

In 2002, the Company recorded $13.7 million in pre-tax charges for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in Geneprot and Variagenics. The impairment charges were offset by a $7.7 million termination fee received from Geneprot for cancellation of its $20.0 million order. In 2001, the Company recorded a $7.1 million pre-tax charge for an other-than-temporary impairment to the carrying amount of certain equity investments, primarily its investment in Variagenics.

Interest Income (Expense), Net:

Net interest income for 2002 and 2001 was $5.0 million for both years. The Company experienced an increase in interest income due to higher cash balances in 2002, offset by an increase in interest expense due to accrued post-judgment interest associated with the Applera patent litigation.

Provision for Income Taxes:

The Company’s effective income tax rate was 22.1% in 2002 and 22.3% in 2001. The 2002 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions.

Income before Cumulative Effect of Change in Accounting Principle:

Income before the cumulative effect of an accounting change for 2002 and 2001 was $152.2 million and $114.5 million, respectively, resulting in an increase of $37.7 million or 33%. The increase is primarily due to the decrease in litigation provisions from $75.0 million to $7.9 million, an increase in sales and the elimination of goodwill amortization in 2002. Offsetting this increase is an increase in operating expenses including $7.4 million for restructuring and other unusual charges associated with the integration of the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division and a $2.4 million charge of an other-than-temporary impairment of a long-lived asset. Operating expenses grew faster than sales as the Company has yet to realize the full benefits of the combination of the Micromass and HPLC field operations.

Cumulative Effect of Change in Accounting Principle:

In 2002, the method of accounting for patent related costs associated with patent litigation was changed effective January 1, 2002 from a method of capitalizing the patent related costs and amortizing them over their estimated remaining economic life, to expensing the costs as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income for 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales:

Net sales for 2001 were $859.2 million and were an increase of 8% compared to $795.1 million for 2000. Excluding the adverse effects of a stronger U.S. dollar in 2001, particularly with the euro and the Japanese yen, 2001 net sales increased by 11% over 2000. Overall orders and sales reflected continued strong demand across all major geographies especially from life science customers. HPLC and MS sales in 2001 grew slightly more than 10% in constant currencies over 2000 while TA sales were flat. Order backlog remained unchanged for the year. Sales of high-end mass spectrometry products were strong for 2001 in all of the Company’s life science applications.

Gross Profit:

Gross profit for 2001 was $497.3 million compared to $464.1 million for 2000, an increase of $33.2 million or 7%. Gross profit as a percentage of sales decreased to 57.9% in 2001 from 58.4% in 2000. These gross profit amounts and gross profit percentages reflect a reclassification of certain labor and related costs associated with service revenues that were previously classified in operating expenses and included in selling, general and administrative expenses. The decrease in the gross profit percentage was primarily due an increase in service labor costs and to some extent the adverse effects of currency translation to the Company’s sales. The decrease in the gross profit percentage was offset by productivity improvements realized from volume growth and cost savings efficiencies, and a modest shift in sales mix toward higher margin chemistry and service product lines.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for 2001 and 2000 were $219.0 million and $203.7 million, respectively. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 25.5% for 2001 from 25.6% for 2000 after considering the reclassification of certain labor and related costs discussed above. The $15.3 million or 8% increase in 2001 resulted primarily from increased headcount, particularly in after-sales technical support within the Company’s mass spectrometry business. Headcount rose from 1,895 at December 31, 2000 to 2,133 at December 31, 2001 or 13%. This increase in headcount and related costs were required to support increased current and future sales levels, and were slightly reduced by the effects of currency translation. Foreign currency transaction gains and losses were negligible in fiscal year 2001.

Research and Development Expenses:

Research and development expenses were $46.6 million for 2001 and $42.5 million for 2000, an increase of $4.1 million or 10%. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization was $7.1 million for both 2001 and 2000 as there was relatively no change in the nature or amortization periods of the asset components. In 2002, goodwill amortization ceased in accordance with recently issued accounting standards. Goodwill amortization was approximately $4.0 million in 2001.

Litigation Provisions:

In 2001, the Company recorded a $75.0 million pre-tax charge for patent litigation as more fully described in Note 9 of the financial statements. There was no such charge in 2000.

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

Other Income (Expense), Net:

In 2001, the Company recorded a $7.1 million pre-tax charge for an other-than-temporary impairment to the carrying amount of certain equity investments. There was no such charge in 2000.

Interest Income (Expense), Net:

Net interest income for 2001 and 2000 was $5.0 million and $0.1 million, respectively. The change primarily reflected the elimination of debt under the Company’s Bank Credit Agreement during 2000 and interest earned on investments of cash generated from the Company’s positive cash flow, offset slightly by lower yields.

Provision for Income Taxes:

The Company’s effective income tax rate was 22.3% in 2001 and 26% in 2000. The 2001 tax rate decreased primarily due to the continued favorable shift in the mix of taxable income to lower tax rate jurisdictions and tax benefits provided by the provision for patent litigation.

Income before Cumulative Effect of Change in Accounting Principle:

Net income before the cumulative effect of an accounting change for 2001 and 2000 was $114.5 million and $156.1 million, respectively, resulting in a decrease of $41.6 million or 27%. The decrease was primarily due to a $75.0 million pre-tax charge against income in 2001 for patent litigation and, to a certain extent, the unfavorable impact of currency translation offset by sales growth, favorable interest income dynamics and the impact of a decrease in the Company’s effective income tax rate.

Liquidity and Capital Resources

During 2002, net cash provided by the Company’s operating activities was $219.6 million, primarily as a result of net income for the year of $147.7 million after adding back depreciation of $26.0 million, amortization of intangible assets of $11.2 million and non-cash impairment charges of $16.1 million. The $219.6 million is an increase of $30.4 million over 2001 and is primarily due to the increase in the Company’s net income. Working capital for 2002 was $316.2 million, relatively flat with 2001, excluding the increase in cash.

In terms of working capital and after excluding the effects of currency translation, $1.8 million was used as accounts receivable grew relatively proportionate to sales growth. Days-sales-outstanding stood at 70 days at December 31, 2002 compared to 67 days at December 31, 2001, with the increase mainly attributed to the effects of currency translation. Approximately $4.6 million was used for inventory growth related to current sales expectations. Within liabilities, an increase in accounts payable and other current liabilities, and deferred revenue and customer advances provided $6.4 million. In addition, from financing activities, the Company received $11.3 million of proceeds from the exercise of stock options and its employee stock purchase plan.

Primary uses of cash flow during the year were $99.3 million for the purchase of treasury shares, $20.4 million for investments in unaffiliated companies and business acquisitions and $38.0 million of property, plant and equipment and software capitalization investments. Approximately $49.9 million of cash was reclassed to restricted cash during the period in connection with the standby letter of credit issued by the Company with respect to the unfavorable judgment in the Applera patent litigation. In March 2003, the unfavorable judgment was upheld in appeals court; the Company is expected to pay approximately $54.0 million in damages, including interest, in the second quarter of 2003. Cash held as restricted will no longer be required once payment has been made.

The Company believes that the existing cash and cash equivalent balance of $263.3 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements, and any adverse final determination of ongoing litigation in the foreseeable future. It is the Company’s intention to continue to purchase the remaining $100.7 million in treasury shares available under its stock repurchase program during the first half of 2003. Because the repurchases are made in the U.S. only, the Company may have borrowings against its credit facility in 2003.

Commitments:

The Company paid $19.3 million in the first quarter of 2003 for acquisitions. The Company also has various ongoing license and collaboration agreements in conjunction with its research and development efforts. Capital expenditures in 2003 are expected to be similar to 2002 levels. The Company has commitments for lease agreements, expiring at various dates through 2019, covering certain buildings, office equipment and automobiles. Future minimum rents payable as of December 31, 2002 under non-cancelable leases with initial terms exceeding one year are $13.8 million, $11.9 million, $8.8 million and $5.4 million for the years 2003, 2004, 2005 and 2006, respectively. Future minimum rents payable from 2007 through 2019 are $21.6 million.

The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in the new credit facility, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates

Summary:

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Waters evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, contingencies and litigation. Waters bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition:

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped all advance payments received associated with that particular order are reclassified to accounts receivable to offset against the customer invoice. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term, and revenue is amortized on a straight-line basis over the contract term. At December 31, 2002, the Company had a deferred revenue liability of $52.1 million.

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

Loss Provisions on Accounts Receivable and Inventory:

Waters maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Waters does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2002 was $198.3 million, net of allowances for doubtful accounts and sales returns of $5.8 million. Historically, the Company has not experienced significant bad debt losses.

Waters values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). Waters estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2002 was $111.6 million, net of write-downs to net realizable value of $11.0 million. The Company wrote-down inventory in 2002 by approximately $2.0 million to reflect decreased net realizable value for mass spectrometry inventory.

Valuation of Equity Investments:

Waters holds minority equity interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. For investments where the company is not publicly traded, the Company obtains and reviews quarterly and annual financial statements and progress of technological expectations. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In the second quarter and fourth quarter of 2002, the Company recorded a $7.6 million and $6.1 million charge, respectively, to other expense, in the consolidated statements of operations, for the impairment of certain equity investments. At December 31, 2002, the Company had equity investments totaling $15.7 million included in other assets on the balance sheet.

Long-Lived Assets, Intangible Assets and Goodwill:

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patent, trademark and intellectual properties such as licenses.

When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets, and goodwill amounted to $346.7 million as of December 31, 2002. In 2002, Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets became effective and as a result, the Company ceased amortization of approximately $163.5 million of goodwill as of December 31, 2001. The Company had recorded approximately $4.0 million of amortization on these amounts during 2001 and would have recorded approximately the same amount of amortization in 2002. In lieu of amortization, the Company was required to perform an initial impairment review of its goodwill in 2002 and is required to perform an annual impairment review thereafter. The Company completed its initial review during the first half of 2002 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that at the time future reviews are completed, a material impairment charge will not be recorded.

Warranty:

Product warranties are recorded at the time revenue is recognized for certain product shipments. While Waters engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2002, the Company’s warranty liability was $9.6 million.

Income Taxes:

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

The Company has realized significant income tax benefits associated with the exercise of its nonqualified stock options. The corresponding credit was to additional paid-in-capital. Because of the outstanding stock options, the Company believes that it is more likely than not that the U.S. deferred tax assets will not be realized, therefore, a valuation allowance has reduced to zero all the deferred tax assets relating to U.S. income. The remaining net deferred tax assets of $2.6 million at December 31, 2002 relate to foreign deferred tax assets that are expected to be utilized.

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

With respect to the claims referenced in Item 3, management of the Company to date has been able to make both of these determinations, and thus has recorded charges with respect to the claims described under the heading “Applera Corporation”, “Hewlett-Packard Company” and “Environmental Legal Proceedings.” As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges, which could materially impact the Company’s results of operation or financial position.

Recent Accounting Standards Changes

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to SFAS 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 with respect to the alternative transition methods permitted and the annual disclosures required. The disclosure provisions for interim financial information is effective for all periods presented in financial reports containing financial statements for interim periods beginning after December 15, 2002. Management has not yet evaluated the alternative transition methods if it were to adopt SFAS 123 under this new standard, however, the Company has complied with all current disclosure requirements.

In November 2002, the FASB issued Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB 5, 57 and 107 and Rescission of FIN 34. FIN 45 requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. FIN 45 also requires increased disclosure of guarantees, including product warranty information. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN 45. The Company does not expect the application of FIN 45, as it relates to initial recognition and measurement of an obligation, to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company does not expect the application of SFAS 146 to have a material impact on its financial position or results of operations.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial risk in several areas including changes in foreign exchange rates and interest rates. The Company attempts to minimize its exposures by using certain financial instruments, for purposes other than trading, in accordance with the Company’s overall risk management guidelines. Further information regarding the Company’s accounting policies for financial instruments and disclosures of financial instruments can be found in Notes 2 and 7 to the Company’s consolidated financial statements.

Foreign Exchange

The Company has operations in various countries and currencies throughout the world. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements and forward foreign exchange contracts to partially mitigate such effects, and these agreements are designated as foreign currency hedges of a net investment in foreign operations. The debt swap agreements effectively swap higher U.S. dollar fixed rate borrowings for lower fixed rate borrowings denominated in the respective currencies. During 2002, the Company opened and subsequently closed debt swap agreements in Japanese yen. In December 2002, the Company entered into new debt swap agreements in Japanese yen, with notional amounts totaling $25.0 million, with terms of three months and an interest rate of .07%. For the year ended December 31, 2002, the Company recorded cumulative net pre-tax losses of $1.0 million in accumulated other comprehensive income (loss), which consisted of realized losses of $1.4 million relating to the closed debt swap agreements and unrealized gains of $.4 million relating to the new Japanese yen swap agreements, both of which partially offset hedged foreign exchange impacts. In December 2002, the Company also opened forward foreign exchange contracts in British pounds with notional amounts totaling $40.0 million and terms of forty-five days. For the year ended December 31, 2002, the Company recorded unrealized gains of $.3 million in accumulated other comprehensive income (loss) relating to these forward foreign exchange contracts. At December 31, 2001, the Company held debt swap agreements in Japanese yen with notional amounts totaling $27.0 million, with terms of three months and an interest rate of .15%. For the year ended December 31, 2001, the Company recorded cumulative net pre-tax gains of $7.8 million in accumulated other comprehensive income (loss), which consisted of realized gains of $6.8 million and unrealized gains of $1.0 million.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair market value of the debt swap agreements as of December 31, 2002 would decrease by $2.5 million.

The Company also enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward contracts are recorded in selling, general and administrative expenses in the consolidated statement of operations. At December 31, 2002 and December 31, 2001, the Company held forward foreign exchange contracts with notional amounts totaling approximately $69.0 million and $54.1 million, respectively.

Interest Rates

The Company is exposed to the risk of interest rate fluctuations when borrowing in connection with its credit agreement. As a result, the Company may periodically attempt to minimize its interest rate exposures by using certain financial instruments such as interest swap agreements for the purposes other than trading. At December 31, 2002 and 2001, there were no outstanding interest swap agreements.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, in repurchase agreements and money market funds. Cash equivalents are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company periodically maintained balances in various operating accounts in excess of federally insured limits.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of Waters Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for patent related costs in 2002 and changed its method of revenue recognition in 2000. Also discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 28, 2003, except as to Note 20

which is as of March 11, 2003

Waters Corporation and Subsidiaries

Consolidated Balance Sheets

December 31 (In thousands, except per share data)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$263,312	$226,798
Restricted cash (Note 2)	49,944	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $5,826, and $5,077 at December 31, 2002 and 2001, respectively	198,302	182,164
Inventories	111,557	102,718
Other current assets	13,341	11,064

Total current assets	636,456	522,744
Property, plant and equipment, net	119,013	114,207
Intangible assets, net	59,766	60,557
Goodwill, net	167,878	163,479
Other assets	27,834	25,924

Total assets	$1,010,947	$886,911

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and debt	$2,665	$1,140
Accounts payable	45,199	35,979
Accrued employee compensation	21,322	20,176
Deferred revenue and customer advances	48,508	46,014
Accrued retirement plan contributions	17,598	8,660
Accrued income taxes	44,345	41,643
Accrued other taxes	9,686	8,997
Accrued litigation	80,830	75,000
Other current liabilities	50,062	43,397

Total current liabilities	320,215	281,006
Other long-term liabilities	25,422	24,160

Total liabilities	345,637	305,166
Commitments and contingencies (Notes 7, 9, 10, 11, 12 and 16)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 4,000 shares authorized, none issued at December 31, 2002 and 2001	—	—
Common stock, par value $.01 per share, 400,000 shares authorized, 132,182 and 130,918 shares issued (including treasury shares) at December 31, 2002 and 2001, respectively	1,322	1,309
Additional paid-in capital	251,203	232,907
Retained earnings	507,638	359,926
Treasury stock, at cost, 4,078 and 0 shares at December 31, 2002 and 2001, respectively	(99,296)	—
Accumulated other comprehensive income (loss)	4,443	(12,397)

Total stockholders’ equity	665,310	581,745

Total liabilities and stockholders’ equity	$1,010,947	$886,911

The accompanying notes are an integral part of the consolidated financial statements.

Waters Corporation and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31 (In thousands, except per share data)	2002	2001	2000
Net sales	$889,967	$859,208	$795,071
Cost of sales	373,468	361,931	330,945

Gross profit	516,499	497,277	464,126
Selling, general and administrative expenses	246,816	219,007	203,709
Research and development expenses	51,923	46,602	42,513
Goodwill and purchased technology amortization	3,600	7,141	7,077
Litigation provisions (Note 9 and 10)	7,900	75,000	—
Impairment of long-lived intangible asset (Note 5)	2,445	—	—
Restructuring and other unusual charges (Note 11)	7,404	—	—

Operating income	196,411	149,527	210,827
Other income (expense), net (Note 5)	(5,997)	(7,066)	—
Interest expense	(2,480)	(1,258)	(4,316)
Interest income	7,477	6,223	4,451

Income from operations before income taxes	195,411	147,426	210,962
Provision for income taxes	43,193	32,883	54,849

Income before cumulative effect of changes in accounting principles	152,218	114,543	156,113
Cumulative effect of changes in accounting principles, net of tax of $1,345 and $3,785 for 2002 and 2000, respectively (Note 2)	(4,506)	—	(10,771)

Net income	$147,712	$114,543	$145,342

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share	$1.17	$.88	$1.22
Cumulative effect of changes in accounting principles	(.03)	—	(.08)
Net income per basic common share	$1.13	$.88	$1.14
Weighted average number of basic common shares	130,489	130,559	127,568

Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share	$1.12	$.83	$1.14
Cumulative effect of changes in accounting principles	(.03)	—	(.08)
Net income per diluted common share	$1.09	$.83	$1.06

Weighted average number of diluted common shares and equivalents	135,762	137,509	136,743

The accompanying notes are an integral part of the consolidated financial statements.

Waters Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31 (In thousands)	2002	2001	2000
Cash flows from operating activities:
Net income	$147,712	$114,543	$145,342
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for patent related costs	4,506	—	—
Loss provisions (recoveries) on accounts receivable and inventory	3,395	(98)	—
Impairment of investments and other assets	16,121	7,066	—
Deferred income taxes	(756)	1,841	(4,444)
Depreciation	26,044	20,638	17,380
Amortization of goodwill and other intangibles	11,150	13,313	12,522
Compensatory stock option expense	—	—	166
Tax benefit related to stock option plans	7,033	12,739	12,330
Change in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(1,793)	(21,090)	(24,214)
(Increase) in inventories	(4,575)	(15,931)	(11,381)
Decrease in other current assets	383	1,181	2,138
(Increase) in other assets	(4,290)	(10,659)	(8,879)
Increase (decrease) in accounts payable and other current liabilities	7,140	(19,132)	24,854
(Decrease) increase in deferred revenue and customer advances	(727)	9,594	8,092
Increase in accrued litigation	5,830	75,000	—
Increase in other liabilities	2,473	145	1,680

Net cash provided by operating activities	219,646	189,150	175,586
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(37,965)	(42,408)	(35,368)
Investments in unaffiliated companies	(14,500)	(4,000)	(15,223)
Business acquisitions, net of cash acquired	(5,851)	(2,580)	(1,710)
Loan repayments from officers	—	723	614

Net cash (used in) investing activities	(58,316)	(48,265)	(51,687)
Cash flows from financing activities:
Net borrowings (repayment) of bank debt	1,525	(3,739)	(90,390)
Payments for debt issuance costs	(827)	—	—
Proceeds from stock plans	11,276	9,018	23,813
(Increase) in restricted cash	(49,944)	—	—
Purchase of treasury shares	(99,296)	—	—
(Payments) proceeds from debt swaps	(1,423)	6,803	15,202

Net cash (used in) provided by financing activities	(138,689)	12,082	(51,375)

Effect of exchange rate changes on cash and cash equivalents	13,873	(1,678)	(818)

Increase in cash and cash equivalents	36,514	151,289	71,706
Cash and cash equivalents at beginning of period	226,798	75,509	3,803

Cash and cash equivalents at end of period	$263,312	$226,798	$75,509

Supplemental cash flow information:
Cash acquired in business acquisitions	—	—	$1,174
Income taxes paid	$35,878	$36,619	$26,456
Interest paid	$491	$756	$3,497
Supplemental non-cash transaction:
Issuance of note for acquisition	—	—	$2,834

The accompanying notes are an integral part of the consolidated financial statements.

Waters Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Option Compensation	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Statement of Comprehensive Income
Balance December 31, 1999	124,519	$1,245	$194,833	$(166)	$100,041	$—	$(3,791)	$292,162
Comprehensive income, net of tax:
Net income	—	—	—	—	145,342	—	—	145,342	$145,342
Other comprehensive income (loss):
Foreign currency translation, net of tax							(11,406)	(11,406)	(11,406)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	9,882	9,882	9,882
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(746)	(746)	(746)

Other comprehensive income (loss)	—	—	—	—	—	—	(2,270)	(2,270)	(2,270)

Comprehensive income									$143,072

Issuance of common stock for Employee Stock
Purchase Plan	53	1	1,608	—	—	—	—	1,609
Compensatory stock option expense	—	—	—	166	—	—	—	166
Stock options exercised	5,239	52	22,152	—	—	—	—	22,204
Tax benefit related to stock option plans	—	—	12,330	—	—	—	—	12,330
Valuation allowance related to stock option deferred tax asset	—	—	(19,762)	—	—	—	—	(19,762)

Balance December 31, 2000	129,811	$1,298	$211,161	$—	$245,383	$—	$(6,061)	$451,781

Comprehensive income, net of tax:
Net income	—	—	—	—	114,543	—	—	114,543	$114,543
Other comprehensive income (loss):
Foreign currency translation, net of tax							(7,473)	(7,473)	(7,473)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	5,070	5,070	5,070
Minimum pension liability adjustment	—	—	—	—	—	—	(4,679)	(4,679)	(4,679)
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	746	746	746

Other comprehensive income (loss)	—	—	—	—	—	—	(6,336)	(6,336)	(6,336)

Comprehensive income									$108,207

Issuance of common stock for Employee Stock
Purchase Plan	61	1	2,228	—	—	—	—	2,229
Stock options exercised	1,046	10	6,779	—	—	—	—	6,789
Tax benefit related to stock option plans	—	—	12,739	—	—	—	—	12,739

Balance December 31, 2001	130,918	$1,309	$232,907	$—	$359,926	$—	$(12,397)	$581,745

Comprehensive income, net of tax:
Net income	—	—	—	—	147,712	—	—	147,712	$147,712
Other comprehensive income (loss):
Foreign currency translation, net of tax							26,489	26,489	26,489
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(495)	(495)	(495)
Minimum pension liability adjustment	—	—	—	—	—	—	(9,189)	(9,189)	(9,189)
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	35	35	35

Other comprehensive income (loss)	—	—	—	—	—	—	16,840	16,840	16,840

Comprehensive income									$164,552

Issuance of common stock for Employee Stock
Purchase Plan	88	1	2,318	—	—	—	—	2,319
Stock options exercised	1,176	12	8,945	—	—	—	—	8,957
Tax benefit related to stock option plans	—	—	7,033	—	—	—	—	7,033
Treasury stock	—	—	—	—	—	(99,296)	—	(99,296)

Balance December 31, 2002	132,182	$1,322	$251,203	$—	$507,638	$(99,296)	$4,443	$665,310

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1    Description of Business, Organization and Basis of Presentation

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, is the world’s largest manufacturer and distributor of high performance liquid chromatography (“HPLC”) instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited (“Micromass”) subsidiary, the Company believes it is a market leader in the development, manufacture, and distribution of mass spectrometry (“MS”) instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. (“TAI”) subsidiary, the Company believes it is also the world’s leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 18 to the financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

2    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Waters evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, contingencies and litigation. Waters bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

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

Reclassification

Certain amounts in previous years’ financial statements have been reclassified to conform to current presentation. In particular, field service expenses were reclassified as discussed below on page 29.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares unless control is likely to be temporary. All material intercompany balances and transactions have been eliminated.

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 62% in 2002 and 57% in 2001 and 2000. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

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

Restricted Cash

In September 2002, the Company issued a standby letter of credit for $55.4 million securing damages awarded plus interest in connection with the unfavorable judgment against the Company with respect to the Applera patent litigation (Note 9). As credit support for the letter of credit, the Company initially placed $69.4 million on deposit in a restricted bank account as negotiated with the issuing bank. The company subsequently negotiated a reduction in the required restricted cash credit support in December 2002, reducing the balance to $49.9 million at December 31, 2002.

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 57% in 2002, 63% in 2001 and 64% in 2000. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2002, 2001 and 2000. The Company performs continuing credit evaluation of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings and improvements – thirty years, leasehold improvements – the shorter of fifteen years or life of lease, and production and other equipment – three to ten years. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in income.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. Under the transition provisions of SFAS 142, there was no impairment of goodwill at January 1, 2002.

For the years ended December 31, 2001 and 2000, the Company’s goodwill amortization expense was approximately $4.0 million and $4.2 million, respectively. Goodwill amortization expense per basic common share and per diluted common share for the years ended December 31, 2001 and 2000 would have been $.03. Pro forma net income for years ended December 31, 2001 and 2000 would have been $117.6 million and $148.4 million, respectively, excluding goodwill amortization expense at the Company’s effective tax rate in 2001 and 2000 of 24% and 26%, respectively. Reported net income for the years ended December 31, 2001 and 2000 was $114.5 million and $145.3 million, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the year ended December 31, 2001 would have been $.90 and $.85, respectively. Reported net income per basic common share and net income per diluted common share for the year ended December 31, 2001 was $.88 and $.83, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the year ended December 31, 2000 would have been $1.16 and $1.09, respectively. Reported net income per basic common share and net income per diluted common share for the year ended December 31, 2000 was $1.14 and $1.06, respectively.

The Company’s intangible assets include purchased technology, capitalized software development costs, as discussed below, costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses, and debt issuance costs. Purchased technology is recorded at its fair market value as of the acquisition date and amortized over its estimated useful life ranging from four to fifteen years. Other intangibles are amortized over a period ranging from two to fifteen years. Debt issuance costs are amortized over the life of the related debt using the effective interest method. All other intangible assets are amortized on a straight-line basis over their estimated useful lives.

Software Development Costs

The Company capitalizes software development costs for products offered for sale in accordance with SFAS 86. Capitalized costs are amortized to cost of sales on a straight-line basis over the estimated useful lives of the related software products, generally three to five years.

The Company capitalizes internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized on a straight-line basis over ten years. For the years ended December 31, 2002 and 2001, capitalized internal software included in property, plant and equipment totaled $2,120 and $2,505, net of accumulated amortization of $1,730 and $1,345, respectively.

Change in Accounting for Patent Related Costs

In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs are expensed as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change for the year ended December 31, 2002 was to decrease income before cumulative effect of change in accounting principle approximately $2.8 million or $.02 per diluted share and net income $7.3 million or $.05 per diluted share.

Pro forma net income for the years ended December 31, 2001 and 2000 would have been $112.5 million and $144.2 million, respectively, had the change in accounting for patent related costs occurred at the beginning of 2000. Reported net income for the years ended December 31, 2001 and 2000 was $114.5 million and $145.3 million. Pro forma net income per basic common share and pro forma net income per diluted common share for the year ended December 31, 2001 would have been $.86 and $.82, respectively. Reported net income per basic common share and net income per diluted common share for the year ended December 31, 2001 was $.88 and $.83, respectively. Pro forma net income per basic common share and pro forma net income per diluted common share for the year ended December 31, 2000 would have been $1.13 and $1.05, respectively. Reported net income per basic common share and net income per diluted common share for the year ended December 31, 2000 was $1.14 and $1.06, respectively. The pro forma amounts reflect the effect of retroactive application of this change had the new method been in effect for all periods presented.

Investments

The Company accounts for its investments that represent less than twenty percent ownership using SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, these securities are considered available-for-sale investments and unrealized gains and losses are charged or credited to other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments are included in the consolidated statements of operations.

Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2002 and 2001 are included in other assets.

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors including but not limited to operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is recorded in other income (expense) or is separately identified in the consolidated statements of operations.

Stockholders’ Equity

On August 9, 2002, the Board of Directors approved the adoption of a stock purchase rights plan where a dividend of one fractional preferred share purchase right (a “Right”) was declared for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on August 27, 2002 to the stockholders of record on that date. The Rights, which expire on August 27, 2012, become exercisable only under certain conditions. When they first become exercisable, each Right will entitle its holder to buy from Waters one one-hundredth of a share of new Series A Junior Participating Preferred Stock (authorized limit of 4,000) for $120.00. When a person or group actually has acquired 15% or more of Waters’ common stock, the Rights will then become exercisable for a number of shares of Waters’ common stock with a market value of twice the exercise price ($120.00) of each Right. In addition, the Rights will then become exercisable for a number of shares of common stock of the acquiring company with a market value of twice the exercise price per Right. The Board of Directors may redeem the Rights at a price of $0.001 per Right up until 10 days following a public announcement that any person or group has acquired 15% or more of the Company’s common stock.

On June 25, 2002, the Board of Directors authorized the Company to repurchase up to $200.0 million of its outstanding common shares over a one-year period. During the year ended December 31, 2002, the Company purchased 4,078 shares of its common stock for $99.3 million.

On February 27, 2001, the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to increase authorized common stock from two hundred million to four hundred million shares, which was approved by shareholders at the Annual Meeting on May 3, 2001.

Hedge Transactions

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. The impact of adopting SFAS 133 on January 1, 2001 was not material to the Company.

The Company currently uses derivative instruments to manage exposures to foreign currency risks. The Company’s objectives for holding derivatives are to minimize foreign currency risk using the most effective methods to eliminate or reduce the impact of foreign currency exposure. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

The Company has operations in various countries and currencies throughout the world. As a result, the Company’s financial position, results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements and forward foreign exchange contracts to partially mitigate such effects, and these agreements are designated as foreign currency hedges of a net investment in foreign operations. The debt swap agreements effectively swap higher U.S. dollar fixed rate borrowings for lower fixed rate borrowings denominated in the respective currencies. During 2002, the Company opened and subsequently closed debt swap agreements in Japanese yen. In December 2002, the Company entered into new debt swap agreements in Japanese yen with notional amounts totaling $25,000, with terms of three months and an interest rate of .07%. For the year ended December 31, 2002, the Company recorded cumulative net pre-tax losses of $1,031 in OCI, which consisted of realized losses of $1,423 relating to the closed debt swap agreements and unrealized gains of $392 relating to the new Japanese yen swap agreements, both of which partially offset hedged foreign exchange impacts. In December 2002, the Company also opened forward foreign exchange contracts in British pounds with notional amounts totaling $40,000 and terms of forty-five days. For the year ended December 31, 2002, the Company recorded unrealized gains of $269 in OCI relating to these forward foreign exchange contracts. At December 31, 2001, the Company held debt swap agreements in Japanese yen with notional amounts totaling $27,000, with terms of three months and an interest rate of .15%. For the year ended December 31, 2001, the Company recorded cumulative net pre-tax gains of $7,800 in OCI, which consisted of realized gains of $6,803 and unrealized gains of $997. At December 31, 2000, the Company did not have any open debt swap agreements and for the year ended December 31, 2000, realized gains of $15,202 were recognized in OCI.

The Company also enters into forward foreign exchange contracts, not designated as cash flow hedging instruments under SFAS 133, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward contracts are recorded in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gains and losses from currency fluctuations on intercompany balances and these forward contracts were not material for the years presented. At December 31, 2002 and December 31, 2001, the Company held forward foreign exchange contracts with notional amounts totaling approximately $69,000 and $54,100, respectively.

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

Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The larger of the contractual cash holdback or the fair value of the installation service is now deferred when the product is shipped and recognized as a multiple element arrangement in accordance with SAB 101 when installation is complete. The cumulative effect of the change on prior years resulted in a charge to income of $10,771 (net of an income tax benefit of $3,785), which is included in income for the year ended December 31, 2000. The adoption of SAB 101 had virtually no effect on the Company’s 2000 results of operations excluding the cumulative effect. For the year ended December 31, 2000, the Company recognized $17,561 in revenue, which is the entire amount of revenue associated with the cumulative effect adjustment as of January 1, 2000.

Virtually all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipment under the provisions of Statement of Position 97-2, Software Revenue Recognition, as no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

The Company assists customers in obtaining financing with an independent third-party leasing company with respect to certain product sales. Revenue is generally recognized upon product shipment under these arrangements. The Company receives payment from the leasing company shortly after shipment, provided delivery and credit documentation meets contractual criteria. The customer is obligated to pay the leasing company but Waters retains some credit risk if the customer is unable to pay. Accordingly, the Company reduces revenue equal to pre-established loss-pool criteria, including contracts with recourse. Waters credit risk is significantly reduced through loss-pool limitations and re-marketing rights in the event of a default.

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired and estimated cost of material and labor. The liability is reviewed for reasonableness at least quarterly.

The following is a rollforward of the Company’s accrued warranty liability for the year ended December 31, 2002:

	Balance December 31, 2001	Accruals for warranties	Settlements made	Balance December 31, 2002
Accrued warranty liability	$10,100	$18,586	$(19,124)	$9,562

Field Service Expenses

In the fourth quarter of 2002, the Company reclassified field service expenses associated with service revenues from selling, general and administrative expenses to cost of sales. For the years ended December 31, 2002, 2001 and 2000 the amount of costs reclassified to cost of sales were $58.4 million, $50.7 million and $42.7 million, respectively. The gross profit as a percentage of sales decreased 6.6%, 5.9% and 5.4% for the years ended December 31, 2002, 2001 and 2000, respectively. All financial information included in these consolidated financial statements reflects this reclassification. The primary reason for this change was to align the Company’s reporting with the majority of other companies in the same industry.

Advertising Costs

All advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses for 2002, 2001 and 2000 were $8,255, $7,621 and $7,774, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has four stock-based compensation plans, which are described in Note 13. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, including Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. Accordingly, no compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan under SFAS 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s four stock-based compensation plans.

Compensation Expense—Fair Value Method	2002	2001	2000
Net income, as reported December 31	$147,712	$114,543	$145,342
Deduct: total stock-based employee compensation expense, net of related tax effects	(25,222)	(18,954)	(9,938)

Pro forma net income	$122,490	$95,589	$135,404

Earnings per share:
Basic—as reported	$1.13	$0.88	$1.14
Basic—pro forma	$0.94	$0.73	$1.06
Diluted—as reported	$1.09	$0.83	$1.06
Diluted—pro forma	$0.90	$0.70	$0.99

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. Relevant data are described below:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2002	2001	2000
Options issued	1,602	2,251	1,733
Risk-free interest rate	3.3%	5.5%	5.4%
Expected life in years	7.5	7.5	7.5
Expected volatility	.561	.565	.524
Expected dividends	0	0	0

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant	2002	2001	2000
Exercise price	$21.74	$36.73	$70.64
Fair value	$13.28	$23.79	$42.85

Income (Loss) Per Share

In accordance with SFAS 128, Earnings Per Share, the Company presents two earnings per share (“EPS”) amounts. Income (loss) per basic common share is based on income available to common shareholders and the weighted average number of common shares outstanding during the periods presented. Income (loss) per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

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

Retirement Plans

The Company adopted SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The statement standardizes employer disclosure requirements about pension and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures that are no longer useful. It does not change the measurement or recognition of those plans.

Recent Accounting Standards Changes

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to SFAS 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 with respect to the alternative transition methods permitted and the annual disclosures required. The disclosure provisions for interim financial information is effective for all periods presented in financial reports containing financial statements for interim periods beginning after December 15, 2002. Management has not yet evaluated the alternative transition methods if it were to adopt SFAS 123 under this new standard, however, the Company has complied with all current disclosure requirements.

In November 2002, the FASB issued Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB 5, 57 and 107 and Rescission of FIN 34. FIN 45 requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. FIN 45 also requires increased disclosure of guarantees, including product warranty information. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN 45. The Company does not expect the application of FIN 45, as it relates to initial recognition and measurement of an obligation, to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company does not expect the application of SFAS 146 to have a material impact on its financial position or results of operations.

3    Inventories

Inventories are classified as follows:

December 31	2002	2001
Raw materials	$44,629	$33,583
Work in progress	16,544	18,739
Finished goods	50,384	50,396

Total inventories	$111,557	$102,718

4    Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31	2002	2001
Land and land improvements	$3,945	$3,962
Buildings and leasehold improvements	51,302	47,620
Production and other equipment	171,449	143,884
Construction in progress	4,452	5,162

Total property, plant and equipment	231,148	200,628
Less: accumulated depreciation and amortization	(112,135)	(86,421)

Property, plant and equipment, net	$119,013	$114,207

5    Business Investments and Acquisitions

In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”) to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics is a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership and $3.0 million for a license to manufacture and sell reagents, and warrants to purchase common stock. The warrants to purchase Variagenics common stock are exercisable at $14 per share for a period of 5 years. The warrants were valued at approximately $.7 million using the Black-Scholes model. The common stock and warrant investments in Variagenics are included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). The carrying amount of the common stock and warrants in Variagenics was approximately $.8 million and $1.7 million at December 31, 2002 and 2001, respectively. During 2002 and 2001, the Company recorded a $1.0 million and $6.4 million charge, respectively, to other income (expense), in the consolidated statements of operations, for an other than temporary impairment of the equity investment and warrants. In the fourth quarter of 2002, the license with Variagenics described above was deemed fully impaired as the technology collaboration program ceased, and the Company recorded a $2.4 million charge to impairment of long-lived intangible asset in the consolidated statements of operations. The license was being amortized on a straight-line basis over its useful life of 15 years.

In November 2000, the Company entered into an agreement to make a minority equity investment in GeneProt™, Inc. (“GeneProt”) of $3.6 million Series B Preferred Stock. In December 2001, the Company formed a strategic alliance with GeneProt to collaborate on product development in the application of mass spectrometry equipment to industrial-scale proteomics drug discovery. As part of the strategic alliance, the Company purchased $10.0 million of Series B Preferred Stock equity securities during the first quarter of 2002 as part of Geneprot’s second round of equity financing. The investment in GeneProt is accounted for under the cost method of accounting. Due to changes in Geneprot’s business plan and financial condition, among other factors, the Company recorded a pre-tax $12.6 million charge to other income (expense) in the consolidated statements of operations during the year ended December, 31, 2002, for an other-than-temporary impairment of its investment in Geneprot. The investment in Geneprot was approximately $1.0 million and $3.6 million at December 31, 2002 and 2001, respectively and is included in other assets. In connection with Geneprot’s canceled order of up to $20.0 million of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from Geneprot as a termination fee, which is recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2002. The Company collected $2.5 million of this fee in June 2002 and the remainder, approximately $5.2 million, was collected in December 2001 as a customer advance and recorded in deferred revenue and customer advances included in the consolidated balance sheet at December 31, 2001.

In December 2000, the Company entered into an agreement to make a minority equity investment of $7.5 million in Caprion Pharmaceuticals Inc. (“Caprion”). Caprion applies proprietary processes in sub-cellular biology in combination with its use of the Company’s mass spectrometry products. The investment in Caprion was $7.5 million at December 31, 2002 and 2001 and is included in other assets. This investment is accounted for under the cost method of accounting. Sales to Caprion during 2002 and 2001 were approximately $1.2 million and $4.0 million, respectively and were considered by management to be at an arms-length.

Other minority equity investments made during 2002 totaled $4.5 million. Sales to these entities during 2002 were approximately $7.0 million and were considered by management to be at an arms-length.

During 2002 and 2001, the Company recorded a $.1 million and $.7 million charge, respectively, to other income (expense) in the consolidated statements of operations for the impairment of certain other equity investments. At December 31, 2002, no other investments and long-lived assets were determined to be impaired.

During 2002 and 2001, the Company also made business acquisitions totaling $5.9 million and $2.6 million, respectively. The business acquisitions were accounted for under the purchase method of accounting and the results of operations of the acquired companies have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisitions have been allocated to tangible and intangible assets and any assumed liabilities based on respective fair market values. Any excess purchase price after this allocation has been accounted for as goodwill. With respect to the 2002 acquisitions, the Company allocated approximately $2.6 million of the purchase price to customer contracts and non-compete covenants. Fixed assets and intangible assets are being amortized over their expected useful lives.

In the first quarter of 2003, the Company acquired the worldwide rheology business of Rheometric Scientific, Inc. (“Rheometrics”) for approximately $17.0 million in cash and the assumption of up to $6.0 million in liabilities. This transaction was accounted for under the purchase method of accounting. The management of this business was immediately integrated into existing worldwide TAI operations. The Company has recorded each acquired asset and liability assumed at its fair value, which is subject to future adjustment when appraisals or other valuation data are obtained. The Company also made an unrelated business acquisition totaling approximately $2.3 million.

6    Goodwill and Other Intangibles

The carrying amount of goodwill was $167.9 million and $163.5 million at December 31, 2002 and 2001, respectively. The increase is attributed to the acquisition of a foreign distributor in the amount of approximately $4.5 million and currency translation adjustments of approximately $2.3 million, offset by $2.4 million in adjustments primarily related to the reversal of prior years’ purchase accounting liabilities.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period
Purchased technology	$43,595	$22,908	12 years	$43,595	$19,308	12 years
Capitalized software	43,904	19,054	3 years	34,762	13,177	3 years
Licenses	10,476	1,214	10 years	8,326	599	10 years
Patents and other intangibles	11,067	6,100	8 years	13,385	6,427	8 years

Total	$109,042	$49,276	8 years	$100,068	$39,511	8 years

At December 31, 2002, intangible assets above reflect the change in accounting for patent related costs as discussed in Note 2. Amortization expense for intangible assets is estimated to be approximately $11.0 million for each of the next five years.

7    Debt

In February 2002, the Company entered into an agreement (“Credit Agreement”) to replace its existing credit facility. The Credit Agreement provides a $250.0 million line of credit, is unsecured in nature and has a five year term. Loans under the Credit Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between .60% and 1.50% or 2) prime rate. At December 31, 2002, the Company had no aggregate borrowings outstanding under the Credit Agreement and had amounts available to borrow of $248.0 million, after outstanding letters of credit. The credit facility in place through February 2002 provided a $450.0 million line of credit. Loans under the facility bore interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between .30% and 1.00% or 2) prime rate. Margins on LIBOR borrowings varied with the Company’s financial performance. At December 31, 2001, the Company had no aggregate borrowings outstanding under the facility and had amounts available to borrow of $442.6 million, after outstanding letters of credit. Borrowings were collateralized by substantially all of the Company’s assets. The Company was also required to meet certain covenants, none of which was considered restrictive to operations.

The Company’s foreign subsidiaries also had available short-term lines of credit totaling $44.1 million at December 31, 2002 and $32.9 million at December 31, 2001. At December 31, 2002 and 2001, related short-term borrowings were $2.7 million at a weighted average interest rate of 4.98% and $1.1 million at a weighted average interest rate of 5.154%, respectively.

8    Income Taxes

Income tax data for 2002, 2001 and 2000 follow in the tables below:

Year Ended December 31	2002	2001	2000
The components of income from operations before income taxes were as follows:
Domestic	$17,604	$48,677	$54,263
Foreign	177,807	98,749	156,699

Total	$195,411	$147,426	$210,962

The components of the current and deferred income tax provision from operations were as follows:
Current	$46,527	$31,680	$59,293
Deferred	(3,334)	1,203	(4,444)

Total	$43,193	$32,883	$54,849

The components of the provision for income taxes from operations were as follows:
Federal	$4,413	$13,303	$13,589
State	1,379	1,592	2,195
Foreign	37,401	17,988	39,065

Total	$43,193	$32,883	$54,849

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$68,394	$51,599	$73,837
Foreign sales corporation	(2,275)	(2,283)	(2,999)
State income tax, net of federal income tax benefit	896	1,035	1,427
Deferred tax assets (benefited)	—	(711)	(5,498)
Net effect of foreign operations	(23,885)	(16,875)	(12,814)
Other, net	63	118	896

Provision for income taxes	$43,193	$32,883	$54,849

The tax effects of temporary differences and carryforwards which gave rise to deferred tax assets and deferred tax (liabilities) were as follows:

Deferred tax assets:
Net operating losses and credits	$90,231	$103,831
Amortization	3,027	6,334
Deferred compensation	9,587	7,703
Revaluation of equity investments	8,579	2,614
Inventory	2,560	1,960
Accrued liabilities and reserves	6,972	1,418
Other	5,032	5,916

	125,988	129,776
Deferred tax liabilities:
Depreciation and capitalized software	(12,824)	(13,838)
Other	(2,980)	(5,337)

	(15,804)	(19,175)

Net deferred tax assets before valuation allowance	110,184	110,601
Valuation allowance	(107,628)	(108,801)

Net deferred tax assets	$2,556	$1,800

The income tax benefits associated with nonqualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $7.0 million, $12.7 million and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The deferred tax benefit of net operating losses and credits is broken out as follows: $35.0 million in U.S. operating loss carryforwards that begin to expire in 2020; $48.0 million in foreign tax credits of which $33.1 million expire in 2004; $2.8 million in research and development credits that begin to expire in 2009; $1.1 million in Alternative Minimum Tax credits with no expiration date; and $3.3 million in foreign net operating losses with no expiration date. Because of the outstanding stock options, the Company believes that it is more likely than not that the U.S. deferred tax assets will not be realized, therefore, a valuation allowance has reduced to zero all the deferred tax assets relating to U.S. income. The remaining deferred tax assets relate to foreign deferred tax assets which are expected to be utilized. To the extent that the deferred tax assets relate to stock option deductions, the resultant benefits, if and when realized, will be credited to stockholders’ equity. During the year ended December 31, 2002, the Company utilized $73.7 million in U.S. operating loss carryforwards and carrybacks. The carrybacks released $21.3 million in foreign tax credits and generated $2.5 million in income tax refunds.

Net deferred tax assets included in other current assets totaled $2.6 million and $1.8 million at December 31, 2002 and 2001, respectively. The Company’s effective tax rate for the years ended December 31, 2002, 2001 and 2000 was 22.1%, 22.3%, and 26%, respectively.

At December 31, 2002, there were unremitted earnings of foreign subsidiaries of approximately $489.6 million. The Company has not provided U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s intention to permanently reinvest the earnings outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

9    Patent Litigation

Applera Corporation:

PE Corporation (since renamed Applera Corporation), MDS Inc. and Applied Biosystems/MDS Sciex (“the plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware. The plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex.

In March 2002, the Company was informed of a jury’s finding that the Quattro Ultima with Mass Transit ion tunnel technology infringes the patent. The same jury found that the infringement was not willful and determined damages in the amount of $47.5 million. The Court entered an injunction in which the Company is enjoined from making, using and selling in the U.S. the Quattro Ultima triple quadrupole mass spectrometer incorporating features of the patent.

See March 2003 update in Note 20. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to the present litigation. Similar claims have been asserted against the Company in other countries and there is a possibility that claims may be made with respect to other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims, should they be brought, cannot be predicted with certainty, but could be material to the Company’s financial position, results of operations and liquidity. The Company believes, however, that the results of the U.S. litigation will not control the decisions in these countries.

The Company believes that any liability ultimately incurred will not likely exceed the provisions recorded, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company’s consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the accrued patent litigation of $74.9 and $75.0 million recorded as of December 31, 2002 and 2001, respectively, in the consolidated balance sheets, is the Company’s best estimate of its exposure for this liability based on information currently available. During the year ended December 31, 2002, the Company recorded a $4.3 million pre-tax charge for additional liabilities associated with interest costs and related product sales made in the period prior to the day of the jury’s verdict. Approximately $4.4 million of legal fees were paid or accrued and charged against the patent litigation accrual during the year ended December 31, 2002. Applera Corporation has brought actions based on the Japanese and Canadian patent counterparts in Japan and Canada. The Company believes it has meritorious arguments and should prevail in these countries, although the outcome is not certain.

Hewlett-Packard Company:

The Company filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (“the HP patents”). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. The Company is appealing the German decision. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patent. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords has been denied. In France, the Paris District Court, has found the HP patent valid and infringed by the Alliance pump. The Company intends to appeal the French decision. During the year ended December 31, 2002, the Company recorded a provision for estimated damages incurred with respect to this ongoing litigation which was charged to selling, general and administrative expenses. The provision recorded represents management’s best estimate of the probable and reasonably estimable loss related to this litigation.

Perkin-Elmer Corporation:

The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation (“PE”) alleging patent infringement of three patents owned by TAI (“the TAI patents”). PE counterclaimed for infringement of a patent owned by PE (“the PE patent”). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court’s judgment, with respect to PE’s infringement of the TAI patents, was affirmed. The District Court’s judgment with respect to TAI’s non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings.

        On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. The District Court has not entered judgment on the jury’s verdict. The Company believes it has meritorious arguments and should prevail, although the outcome is not certain. The Company believes that any unfavorable outcome will not be material to the Company. As of December 31, 2002, no gain has been recorded due to the jury’s finding and all litigation costs have been expensed as incurred.

10    Environmental Contingency

The Company is currently working with the Massachusetts Department of Environmental Protection regarding alleged noncompliance with state environmental laws at its Taunton, Massachusetts facility. The Company believes the final outcome of this or any claims, should they be brought by the state, cannot be predicted with certainty, but could be material to the Company. In the fourth quarter of 2002, the Company recorded a litigation provision of $5.1 million for this contingency, which includes an economic benefit settlement, a fine and other related charges. The provision recorded represents management’s best estimate of the probable and reasonably estimable loss related to this claim. The Company expects this claim to be settled in the second quarter of 2003 in the form of a monetary fine and agreed upon capital improvements. Other than the alleged noncompliance discussed above, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

11    Restructuring and Other Unusual Charges

In July 2002, the Company took action to restructure and combine its field sales, service and distribution of its Micromass and HPLC operations. The objective of this integration is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the US, Canada, continental Europe and the United Kingdom. Approximately 50 employees are to be terminated of which 38 had left the Company by the end of 2002. In addition, the Company has committed to closing three selling and distribution facilities of which one was closed by the end of 2002. The Company is in various stages of terminating distributor contracts. The provision of $7.4 million in 2002 represents costs incurred including severance costs for 42 employees, contract cancellation fees, non-cancelable lease obligations and other directly related incremental costs of this restructuring effort. There will be additional severance and contract cancellation costs incurred in 2003 as part of this restructuring.

At December 31, 2002, approximately $1.8 million of the Company’s liability for non-cancelable lease obligations is included in other long-term liabilities in the consolidated balance sheet with a portion to be paid extending out to 2012. The remaining $3.7 million of the liability is expected to be paid in 2003 and is included in other current liabilities in the consolidated balance sheet. The following is a rollforward of the Company’s total restructuring liability:

	Balance December 31, 2001	Charges	Payments	Balance December 31, 2002
Severance	$—	$2,210	$(555)	$1,655
Facilities	—	2,400	(12)	2,388
Distributor terminations	—	1,350	—	1,350
Other		1,444	(1,366)	78

Total	$—	$7,404	$(1,933)	$5,471

12    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2019, cover buildings, office equipment and automobiles. Rental expense was approximately $13,894 in 2002, $12,355 in 2001 and $12,695 in 2000. Future minimum rents payable as of December 31, 2002 under non-cancelable leases with initial terms exceeding one year are as follows:

2003	$13,828
2004	11,865
2005	8,817
2006	5,370
2007 and thereafter	21,562

The Company paid $19.3 million in the first quarter of 2003 for various acquisitions. This is described in more detail in Note 5, Business Investments and Acquisitions. The Company purchased its Ireland manufacturing facility in January 2003 for approximately $1.1 million.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Note 9, Patent Litigation and Note 10, Environmental Contingency, will not be material to the financial position or results of operations.

As permitted under Delaware law, the Company may indemnify the Company’s officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officers or directors lifetime. The maximum potential amount of future payments the Company may be required to make under the indemnification provisions is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. The Company has no liabilities recorded for the indemnification provisions as of December 31, 2002.

13    Stock Option and Purchase Plans

Stock Option Plans

On May 7, 1996, the Company’s shareholders approved the 1996 Long-Term Incentive Plan (“1996 Plan”), which provides for the granting of 4,000 shares of Common Stock, in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards. Under the 1996 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. On May 7, 2002 and May 12, 1998, the Company’s shareholders approved an additional 5,750 and 8,000 shares, respectively, of Common Stock for issue under the 1996 Plan. The 1996 Plan is scheduled to terminate on May 7, 2006, unless extended for a period of up to five years by action of the Board of Directors. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award. Except for stock options, no SARs, restricted stock or other types of awards were outstanding as of December 31, 2002.

The Company’s 1994 Stock Option Plan (“1994 Plan”) provided for the granting of 20,141 options to purchase shares of Common Stock to certain key employees of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. Options granted have a term of ten years and vest in five equal installments on the first five anniversaries after the grant.

On May 7, 1996, the Company’s shareholders approved the 1996 Non-Employee Director Deferred Compensation Plan (“Deferred Compensation Plan”) and the 1996 Non-Employee Director Stock Option Plan (“Director Stock Option Plan”). Under the Deferred Compensation Plan, outside directors may elect to defer their fees and credit such fees to either a cash account which earns interest at a market-based rate or to a common stock unit account, for which four hundred thousand shares of Common Stock have been reserved. Under the Director Stock Option Plan, each outside director will receive an annual option to purchase four thousand shares of Common Stock. Two hundred thousand shares of Common Stock may be issued under the plan. Options have a term of ten years and, with the exception of options granted in 1996, which vest in one year, vest in five equal installments on the first five anniversaries following the date of grant and have option prices no less than fair market value at the date of grant.

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2002 by range of exercise prices:

Exercise Price Range	Number of Shares Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted Average Exercise Price
$ 1.02 to $ 2.00	52	$ 1.02	1.8 years	52	$ 1.02
$ 2.01 to $ 5.00	6,759	$ 3.71	1.7 years	6,759	$ 3.71
$ 5.01 to $10.00	750	$ 8.56	3.4 years	750	$ 8.56
$10.01 to $15.00	1,141	$10.69	4.9 years	1,141	$10.69
$15.01 to $20.00	1,584	$19.68	5.9 years	1,218	$19.68
$20.01 to $30.00	3,306	$22.37	8.4 years	980	$23.13
$30.01 to $40.00	2,132	$36.28	8.9 years	412	$36.25
$40.01 to $80.97	1,603	$71.50	7.9 years	638	$71.43

	17,327	$19.68	5.1 years	11,950	$12.63

The following table summarizes stock option activity for the plans:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 1999	19,682	$1.02 to $23.06	$7.94
Granted	1,733	$25.75 to $72.06	$70.64
Exercised	(5,239)	$1.02 to $23.06	$4.24
Canceled	(85)	$8.05 to $23.06	$17.59

Outstanding at December 31, 2000	16,091	$1.02 to $72.06	$15.84
Granted	2,251	$28.23 to $80.97	$36.73
Exercised	(1,046)	$1.02 to $23.06	$6.51
Canceled	(100)	$8.56 to $72.06	$44.22

Outstanding at December 31, 2001	17,196	$1.02 to $80.97	$18.98
Granted	1,602	$21.39 to $38.41	$21.74
Exercised	(1,176)	$1.02 to $23.06	$7.62
Canceled	(295)	$8.05 to $72.06	$38.37

Outstanding at December 31, 2002	17,327	$1.02 to $80.97	$19.68

Options exercisable at December 31, 2002, 2001 and 2000 were 11,950, 11,329 and 10,648, respectively. The weighted average exercise prices of options exercisable at December 31, 2002, 2001 and 2000 were $12.63, $9.14 and $6.03, respectively. Available stock options for grant at December 31, 2002 were 5,684.

Employee Stock Purchase Plan

On February 26, 1996, the Company adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s Common Stock. The plan makes available 1,000 shares of the Company’s Common Stock commencing October 1, 1996. As of December 31, 2002, approximately 454 shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. No compensation expense is recorded in connection with the plan.

14    Earnings per Share

Basic and diluted EPS calculations are detailed as follows:
	Year Ended 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of change in accounting principle per basic common share	$152,218	130,489	$1.17

Effect of dilutive securities:
Options outstanding		5,042
Options exercised and cancellations		231

Income before cumulative effect of change in accounting principle per diluted common share	$152,218	135,762	$1.12

	Year Ended 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of change in accounting principle per basic common share	$114,543	130,559	$.88

Effect of dilutive securities:
Options outstanding		6,782
Options exercised and cancellations		168

Income before cumulative effect of change in accounting principle per diluted common share	$114,543	137,509	$.83

	Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of change in accounting principle per basic common share	$156,113	127,568	$1.22

Effect of dilutive securities:
Options outstanding		7,882
Options exercised and cancellations		1,293

Income before cumulative effect of change in accounting principle per diluted common share	$156,113	136,743	$1.14

For the years ended December 31, 2002, 2001 and 2000, the Company had 3,802, 1,688 and 114 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

15    Comprehensive Income

Comprehensive income details follow:

Year Ended December 31	2002	2001	2000
Net income	$147,712	$114,543	$145,342
Foreign currency adjustments
Foreign currency translation before income taxes	40,752	(11,497)	(17,548)
Income tax (benefit)	14,263	(4,024)	(6,142)

Foreign currency translation, net of tax	26,489	(7,473)	(11,406)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(762)	7,800	15,202
Income tax (benefit)	(267)	2,730	5,320

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	(495)	5,070	9,882

Net foreign currency adjustments	25,994	(2,403)	(1,524)
Minimum pension liability adjustment	(9,189)	(4,679)	—
Unrealized gains (losses) on investments before income taxes	54	1,148	(1,148)
Income tax (benefit)	19	402	(402)

Unrealized gains (losses) on investments, net of tax	35	746	(746)

Other comprehensive income (loss)	16,840	(6,336)	(2,270)

Comprehensive income	$164,552	$108,207	$143,072

As described in Note 5 of these financial statements, the Company reclassified the unrealized loss on its investment in Variagenics, Inc. to other (income) expense in the consolidated statements of operations in 2002 and 2001. The $746 unrealized loss on investments, net of tax, in Variagenics at December 31, 2000 has been included in the asset impairment charge recorded in other expense in the consolidated statements of operations for 2001.

16    Retirement Plans

The Company has two retirement plans for U.S. employees: the Waters Employee Investment Plan, a defined contribution plan, and the Waters Retirement Plan, a defined benefit cash balance plan.

U.S. employees are eligible to participate in the Waters Employee Investment Plan after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. After one year of service, the Company makes a matching contribution of 50% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and company matching contributions. For the years ended December 31, 2002, 2001 and 2000, the Company’s matching contributions amounted to $2,684, $2,431 and $2,136, respectively.

U.S. employees are eligible to participate in the Waters Retirement Plan after one year of service. Annually, the Company credits each employee’s account as a percentage of eligible pay based on years of service. In addition, each employee’s account is credited for investment returns at the beginning of each year for the prior year at the average 12 month Treasury Bill rate plus 0.5%, limited to a minimum rate of 5% and a maximum rate of 10%. An employee does not vest until the completion of five years of service at which time the employee becomes 100% vested.

The net periodic pension cost under SFAS 87, Employers’ Accounting for Pensions, is made up of several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company’s accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants. Summary data for the Waters Retirement Plan are presented in the following tables:

Reconciliation of Projected Benefit Obligation	2002	2001
Benefit obligation, January 1	$34,139	$27,849
Service cost	3,480	2,994
Interest cost	2,757	2,305
Employee rollovers	637	76
Actuarial loss	3,834	1,408
Disbursements	(1,046)	(493)

Benefit obligation, December 31	$43,801	$34,139

Reconciliation of Fair Value of Assets	2002	2001
Fair value of assets, January 1	$23,716	$22,953
Actual return on plan assets	(3,279)	(2,085)
Company contributions	4,336	3,265
Disbursements	(1,046)	(493)
Employee rollovers	637	76

Fair value of assets, December 31	$24,364	$23,716

Reconciliation of Funded Status, December 31		2002	2001
Projected benefit obligation		$(43,801)	$(34,139)
Fair value of plan assets		24,364	23,716

Projected benefit obligation (in excess of) fair value of plan assets		(19,437)	(10,423)
Unrecognized prior service cost		(928)	(1,027)
Unrecognized net actuarial loss		19,143	9,219
Minimum pension liability adjustment (Note 15)		(13,868)	(4,679)

Accrued (liability)		$(15,090)	$(6,910)

Weighted-Average Assumptions, December 31		2002	2001
Discount rate		6.75%	7.25%
Return on assets		9.00%	9.00%
Increases in compensation levels		4.75%	4.75%

Components of Net Periodic Pension Cost, Year Ended December 31	2002	2001	2000
Service cost	$3,480	$2,994	$2,695
Interest cost	2,757	2,305	2,010
Return on plan assets	(2,833)	(2,540)	(2,171)
Net amortization:
Prior service cost	(99)	(99)	(99)
Net actuarial (gain) loss	22	—	(5)

Net periodic pension cost	$3,327	$2,660	$2,430

Reconciliation of (Accrued) Pension Cost	2002	2001	2000
(Accrued) pension cost, January 1	$(6,910)	$(2,836)	$(3,646)
FAS 87 (cost)	(3,327)	(2,660)	(2,430)
Contributions made during the year	4,336	3,265	3,240
Minimum pension liability adjustment (Note 15)	(9,189)	(4,679)	—

(Accrued) pension cost, December 31	$(15,090)	$(6,910)	$(2,836)

The Company sponsors various non-U.S. retirement plans. The projected benefit obligation for these plans was approximately $13.8 million and $11.7 million at December 31, 2002 and 2001, respectively. Accrued pension costs for non-U.S. retirement plans included in current liabilities totaled $2.5 million and $1.8 million at December 31, 2002 and 2001, respectively. Accrued pension cost for these plans included in other liabilities totaled $4.4 million and $3.7 million at December 31, 2002 and 2001, respectively.

The Company also sponsors other unfunded employee benefit plans in the U.S., including a post-retirement health care plan. This plan provides reimbursement for medical expenses and is contributory. The Company’s accrued post-retirement benefit obligation for this plan was $3.0 million and $2.7 million at December 31, 2002 and 2001, respectively, and is included in other liabilities in the consolidated balance sheets.

17    Related Party Transactions

In 1996 and 1995, the Company made loans to certain executive officers of the Company. The loans were collateralized by a pledge of shares of common stock held by these executive officers. The 1995 loans bore interest at 5.83% per annum and matured on December 1, 2000. The 1996 loans bore interest at 5.65% per annum and matured on January 8, 2001. Loans receivable totaled $723 at December 31, 2000 and were collected during 2001.

18    Business Segment Information

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

Revenue	2002	2001	2000
Products	$697,266	$696,613	$652,106
Service	192,701	162,595	142,965

Total	$889,967	$859,208	$795,071

Geographic information is presented below:

	United States	Europe	Japan	Asia	Other Int’l	Elimination	Total
2002
Sales:
Unaffiliated sales	$342,005	$290,100	$68,285	$46,316	$77,384	$—	$824,090
Unaffiliated export sales to Japan	—	25,915	—	—	—	—	25,915
Unaffiliated export sales to Asia	7,807	17,610	—	—	—	—	25,417
Unaffiliated export sales to Other Int’l	7,985	6,560	—	—	—	—	14,545
Transfers between areas	212,341	56,594	—	—	—	(268,935)	—

Total sales	$570,138	$396,779	$68,285	$46,316	$77,384	$(268,935)	$889,967

Long-lived assets:
Unaffiliated	$227,552	$133,147	$1,697	$5,307	$6,788	$—	$374,491
Between affiliates	272,645	9,511	2,181	608	511	(285,456)	—

Total long-lived assets	$500,197	$142,658	$3,878	$5,915	$7,299	$(285,456)	$374,491

2001
Sales:
Unaffiliated sales	$373,000	$250,231	$63,281	$40,561	$73,951	$—	$801,024
Unaffiliated export sales to Japan	17	21,038	—	—	—	—	21,055
Unaffiliated export sales to Asia	7,679	15,402	—	—	—	—	23,081

Unaffiliated export sales to Other Int’l	10,350	3,698	—	—	—	—	14,048
Transfers between areas	191,629	92,751	—	—	—	(284,380)	—

Total sales	$582,675	$383,120	$63,281	$40,561	$73,951	$(284,380)	$859,208

Long-lived assets:
Unaffiliated	$235,531	$113,454	$2,252	$6,096	$6,834	$—	$364,167
Between affiliates	269,978	24,011	2,181	—	511	(296,681)	—

Total long-lived assets	$505,509	$137,465	$4,433	$6,096	$7,345	$(296,681)	$364,167

2000
Sales:
Unaffiliated sales	$343,336	$228,971	$64,228	$34,512	$60,982	$—	$732,029
Unaffiliated export sales to Japan	—	26,581	—	—	—	—	26,581
Unaffiliated export sales to Asia	7,677	10,927	—	—	—	—	18,604
Unaffiliated export sales to Other Int’l	12,929	4,928	—	—	—	—	17,857
Transfers between areas	162,935	93,344	—	—	—	(256,279)	—

Total sales	$526,877	$364,751	$64,228	$34,512	$60,982	$(256,279)	$795,071

Long-lived assets:
Unaffiliated	$230,048	$97,606	$3,298	$3,407	$14,190	$—	$348,549
Between affiliates	272,294	24,011	2,181	—	3,811	(302,297)	—

Total long-lived assets	$502,342	$121,617	$5,479	$3,407	$18,001	$(302,297)	$348,549

The United States category includes Puerto Rico. The Other category includes Canada, South America, Australia, India, Eastern Europe and Central Europe. Transfer sales between geographical areas are generally made at a discount from list price. None of the Company’s individual customers account for more than 3% of annual Company sales.

19    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below:

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$200,341	$217,192	$216,045	$256,389	$889,967
Cost of sales	84,634	90,600	89,832	108,402	373,468

Gross profit	115,707	126,592	126,213	147,987	516,499
Selling, general and administrative expenses	55,716	65,421	62,759	62,920	246,816
Research and development expenses	12,280	12,643	13,576	13,424	51,923
Purchased technology amortization	915	922	860	903	3,600
Litigation provisions	2,800	—	—	5,100	7,900
Impairment of long-lived intangible asset	—	—	—	2,445	2,445
Restructuring and other unusual charges	—	—	—	7,404	7,404

Operating income	43,996	47,606	49,018	55,791	196,411
Other income (expense), net	—	116	—	(6,113)	(5,997)
Interest income (expense), net	1,378	1,500	1,661	458	4,997

Income from operations before income taxes	45,374	49,222	50,679	50,136	195,411
Provision for income taxes	10,324	11,321	11,656	9,892	43,193

Income before cumulative effect of change in accounting principle	35,050	37,901	39,023	40,244	152,218
Cumulative effect of change in accounting principle, net of tax	(4,506)	—	—	—	(4,506)

Net income	$30,544	$37,901	$39,023	$40,244	$147,712

Income per basic common share:
Income before cumulative effect of change in accounting principle per basic common share	$.27	$.29	$.30	$.31	$1.17
Cumulative effect of change in accounting principle	(.03)	—	—	—	(.03)
Net income per basic common share	$.23	$.29	$.30	$.31	$1.13
Weighted average number of basic common shares	131,029	131,510	130,788	128,752	130,489

Income per diluted common share:
Income before cumulative effect of change in accounting principle per diluted common share	$.26	$.28	$.29	$.30	$1.12
Cumulative effect of change in accounting principle	(.03)	—	—	—	(.03)
Net income per diluted common share	$.22	$.28	$.29	$.30	$1.09
Weighted average number of diluted common shares and equivalents	137,188	136,778	135,483	133,573	135,762

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$201,032	$206,803	$202,694	$248,679	$859,208
Cost of sales	85,355	88,137	85,838	102,601	361,931

Gross profit	115,677	118,666	116,856	146,078	497,277
Selling, general and administrative expenses	53,850	54,577	54,195	56,385	219,007
Research and development expenses	11,038	11,741	11,794	12,029	46,602
Goodwill and purchased technology amortization	1,748	1,771	1,755	1,867	7,141
Litigation provisions	—	—	—	75,000	75,000

Operating income	49,041	50,577	49,112	797	149,527
Other income (expense), net	—	—	—	(7,066)	(7,066)
Interest income (expense), net	1,486	1,151	1,211	1,117	4,965

Income (loss) from operations before income taxes	50,527	51,728	50,323	(5,152)	147,426
Provision for income taxes	12,127	12,415	12,077	(3,736)	32,883

Net income (loss)	$38,400	$39,313	$38,246	$(1,416)	$114,543

Net income (loss) per basic common share	$.30	$.30	$.29	$(.01)	$.88
Weighted average number of basic common shares	130,166	130,564	130,752	130,815	130,559

Net income (loss) per diluted common share	$.28	$.29	$.28	$(.01)	$.83
Weighted average number of diluted common shares and equivalents	137,933	137,564	136,704	130,815	137,509

20    Subsequent Events

In January 2003, the Company announced it would exit its mass spectrometry inorganic product line in the first half of 2003. This product line has generated approximately $14.0 million in annual sales and has been marginally profitable over the recent years and is not considered part of the Company’s strategic product portfolio. The Company does not anticipate any material losses as a result of ultimately disposing of this product line.

As discussed in Note 9, PE Corporation (since renamed Applera Corporation), MDS Inc. and Applied Biosystems/MDS Sciex (the “plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware. The plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex. In March 2002, the Company was informed of a jury’s finding that the Quattro Ultima with Mass Transit ion tunnel technology infringes the patent. The same jury found that the infringement was not willful and determined damages in the amount of $47.5 million. The Court entered an injunction in which the Company is enjoined from making, using and selling in the U.S. the Quattro Ultima triple quadrupole mass spectrometer incorporating features of the patent. On March 11, 2003, the District Court’s decision was affirmed on appeal, including damages and interest of approximately $54.0 million.

SELECTED FINANCIAL DATA

In thousands, except per share and employees data	2002*	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA:
Net sales	$889,967	$859,208	$795,071	$704,400	$618,813
Income from operations before income taxes	$195,411	$147,426	$210,962	$167,561	$101,547
Income before cumulative effect of changes in accounting principles	$152,218	$114,543	$156,113	$122,318	$74,399
Cumulative effect of changes in accounting principles	(4,506)	—	(10,771)	—	—

Net income	147,712	114,543	145,342	122,318	74,399
Less: Accretion of and dividend on preferred stock, net of gain	—	—	—	442	963

Net income available to common stockholders	$147,712	$114,543	$145,342	$121,876	$73,436

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share:	$1.17	$.88	$1.22	$.99	$.61
Cumulative effect of changes in accounting principles	(.03)	—	(.08)	—	—
Net income per basic common share	$1.13	$.88	$1.14	$.99	$.61
Weighted average number of basic common shares	130,489	130,559	127,568	123,013	119,720
Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share:	$1.12	$.83	$1.14	$.92	$.57
Cumulative effect of changes in accounting principles	(.03)	—	(.08)	—	—
Net income per diluted common share	$1.09	$.83	$1.06	$.92	$.57
Weighted average number of diluted common shares and equivalents	135,762	137,509	136,743	132,632	129,284

BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$263,312	$226,798	$75,509	$3,803	$5,497
Working capital	$316,241	$241,738	$126,015	$49,489	$53,459
Total assets	$1,010,947	$886,911	$692,345	$586,345	$577,701
Long-term debt, including current maturities	$—	$—	$—	$91,080	$218,250
Stockholders' equity	$665,310	$581,745	$451,781	$292,162	$150,119
Employees	3,587	3,483	3,158	2,968	2,758

*	As a result of the adoption of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized commencing January 1, 2002. Amortization expense would have been approximately $4.0 million for the year ended December 31, 2002. See Note 2 to the consolidated financial statements.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.	Information concerning the Registrant’s directors is set forth in the Proxy Statement under the headings “Election of Directors” and “Directors Meetings and Compensation.” Such information is incorporated herein by reference.

b.	Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 11: EXECUTIVE COMPENSATION

Information concerning compensation of the Registrant’s executive officers is set forth in the Proxy Statement under the heading “Management Compensation.” Such information is incorporated herein by reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners.” Such information is incorporated herein by reference.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company’s evaluation of its internal controls.

PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1)	Financial Statements and Schedules:

(A)	The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 22 to 43. The report of PricewaterhouseCoopers LLP, Independent Accountants, dated January 28, 2003, except as to Note 20 which is as of March 11, 2003, is set forth on page 21 of this Form 10-K.

(B)	Financial Statement Schedules:

WATERS CORPORATION AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

for the years ended December 2002, 2001 and 2000

	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period
Allowance for Doubtful Accounts and Sales Returns:
2002	$5,077	$1,454	$(705)	$5,826
2001	$4,586	$1,240	$(749)	$5,077
2000	$6,244	$1,263	$(2,921)	$4,586

(2)	Exhibits:

Exhibit Number	Description of Document

2.1

Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation. Incorporated by reference to the Registrant’s Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation. (1)

3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999. (3)

3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000. (6)

3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001. (8)
3.2	Amended and Restated Bylaws of Waters Corporation, as amended to date. (1)

10.1	Credit Agreement, dated as of February 12, 2002 among Waters Corporation, Bankers Trust Company and other Lenders party thereto. (9)

10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (5)

10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (10)

10.4	Waters Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B of the 1996 Proxy Statement.

10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)

10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)

10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (7)

10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (7)

10.5	Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. Incorporated by reference to Exhibit C of the 1996 Proxy Statement.

10.51	First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. (5)

10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan. (5)

10.7

Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996. Incorporated by reference to the Registrant’s Report on Form 8-K dated March 29, 1996.

10.8	Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation. Incorporated by reference to the Registrant’s Report on Form 8-K dated March 11, 1996.

10.9	WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan (including Form of Amended and Restated Stock Option Agreement). (2)

10.91	Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan. (5)

10.10	Waters Corporation Retirement Plan. (2)

10.11

Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation. (2)

10.12	Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers. (2)

10.13	Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management. (2)

10.14	1999 Management Incentive Plan. (3)

10.15	Rights Agreeement, dated as of August 9, 2002 between Waters Corporation and EquiServe Trust Company, N.A. as Rights Agent. (11)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1
(File	No. 333-3810).
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999.
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000.
(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000.
(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000.
(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001.
(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002.
(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated April 26, 2002.
(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-A dated August 27, 2002.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three-month period ended December 31, 2002.

(c) See (3) above.

(d) Not Applicable.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	Waters Corporation

/s/ JOHN ORNELL
John Ornell
Vice President, Finance
and Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.

/s/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ JOHN ORNELL John Ornell	Vice President, Finance and Administration and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ JOSHUA BEKENSTEIN Joshua Bekenstein	Director

/s/ DR. MICHAEL J. BERENDT Dr. Michael J. Berendt	Director

/s/ PHILIP CALDWELL Philip Caldwell	Director

/s/ EDWARD CONARD Edward Conard	Director

/s/ DR. LAURIE H. GLIMCHER Dr. Laurie H. Glimcher	Director

/s/ WILLIAM J. MILLER William J. Miller	Director

/s/ THOMAS P. SALICE Thomas P. Salice	Director

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Douglas A. Berthiaume, certify that:

1.	I have reviewed this annual report on Form 10-K of Waters Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ DOUGLAS A. BERTHIAUME
Douglas A. Berthiaume
Chairman of the Board of Directors, President and
Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John Ornell, certify that:

1.	I have reviewed this annual report on Form 10-K of Waters Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ JOHN ORNELL
John Ornell Vice President, Finance and Administration
and Chief Financial Officer