Form 10-Q
period 2003-03-31
WATERS CORP /DE/
filed 2003-05-15
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number: 01-14010

WATERS CORPORATION

(Exact name of registrant as specified in the charter)

Delaware	13-3668640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Maple Street

Milford, Massachusetts 01757

(Address of principal executive offices)

Registrant’s telephone number, including area code: (508) 478-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒         No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒         No ☐

Number of shares outstanding of the Registrant’s common stock as of May 12, 2003: 124,253,229.

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$271,572	$263,312
Restricted cash (Note 2)	48,997	49,944
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,913 and $7,855 at March 31, 2003 and December 31, 2002, respectively	197,489	196,273
Inventories	124,853	130,241
Other current assets	15,309	13,341

Total current assets	658,220	653,111
Property, plant and equipment, net of accumulated depreciation of $116,188 and $112,135 at March 31, 2003 and December 31, 2002, respectively	104,517	100,329
Intangible assets, net	64,943	59,766
Goodwill, net	184,980	167,878
Other assets	26,681	27,834

Total assets	$1,039,341	$1,008,918

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and debt	$96,057	$2,665
Accounts payable	46,031	45,199
Accrued employee compensation	14,651	21,322
Deferred revenue and customer advances	58,814	48,508
Accrued retirement plan contributions	19,165	17,598
Accrued income taxes	41,099	44,345
Accrued other taxes	4,485	9,686
Accrued litigation	82,547	80,830
Other current liabilities	50,545	48,033

Total current liabilities	413,394	318,186
Other long-term liabilities	26,556	25,422

Total liabilities	439,950	343,608

Commitments and contingencies (Notes 7, 9, 10 and 11)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 132,431 and 132,182 shares issued (including treasury shares) at March 31, 2003 and December 31, 2002, respectively	1,324	1,322
Additional paid-in capital	253,484	251,203
Retained earnings	541,615	507,638
Treasury stock, at cost, 8,477 and 4,078 shares at March 31, 2003 and December 31, 2002, respectively	(199,860)	(99,296)
Accumulated other comprehensive income	2,828	4,443

Total stockholders' equity	599,391	665,310

Total liabilities and stockholders' equity	$1,039,341	$1,008,918

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended March 31
	2003	2002

Net sales	$220,999	$200,341

Cost of sales	94,211	84,634

Gross profit	126,788	115,707

Selling, general and administrative expenses	61,611	55,716

Research and development expenses	13,560	12,280

Purchased intangibles amortization	1,028	915

Litigation provisions (Note 9 and 10)	1,500	2,800

Loss on disposal of business (Note 5)	5,031	—

Restructuring and other unusual charges (Note 11)	1,214	—

Operating income	42,844	43,996

Interest expense	(1,071)	(242)

Interest income	1,896	1,620

Income from operations before income taxes	43,669	45,374

Provision for income taxes	9,692	10,324

Income before cumulative effect of change in accounting principle	33,977	35,050

Cumulative effect of change in accounting principle, net of tax of $1,345	—	(4,506)

Net income	$33,977	$30,544

Income per basic common share:
Income before cumulative effect of change in accounting principle per basic common share	$0.27	$0.27
Cumulative effect of change in accounting principle	—	(0.03)
Net income per basic common share	$0.27	$0.23

Weighted average number of basic common shares	126,308	131,029

Income per diluted common share:
Income before cumulative effect of change in accounting principle per diluted common share	$0.26	$0.26
Cumulative effect of change in accounting principle	—	(0.03)
Net income per diluted common share	$0.26	$0.22
Weighted average number of diluted common shares and equivalents	130,785	137,188

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net income	$33,977	$30,544
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for patent related costs	—	4,506
Loss on disposal of business	5,031	—
Change in provisions on accounts receivable and inventory	(1,386)	258
Deferred income taxes	449	(237)
Depreciation	6,127	6,335
Amortization of intangibles	2,855	3,019
Tax benefit related to stock option plans	357	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
Decrease in accounts receivable	6,354	11,344
(Increase) in inventories	(2,260)	(11,718)
(Increase) in other current assets	(708)	(2,942)
(Increase) in other assets	(1,041)	(2,850)
(Decrease) increase in accounts payable and other current liabilities	(16,856)	2,453
Increase in deferred revenue and customer advances	10,418	8,491
Increase in accrued litigation	1,717	1,100
(Decrease) increase in other liabilities	(250)	151

Net cash provided by operating activities	44,784	50,454
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(9,967)	(7,544)
Investments in unaffiliated companies	—	(14,500)
Business acquisitions, net of cash acquired	(19,363)	(5,851)
Proceeds from disposal of business	1,183	—

Net cash (used in) investing activities	(28,147)	(27,895)
Cash flows from financing activities:
Net borrowings of bank debt	93,392	474
Payments for debt issuance costs	—	(779)
Proceeds from stock plans	1,926	4,019
Purchase of treasury shares	(100,564)	—
Proceeds from debt swaps	519	472

Net cash (used in) provided by financing activities	(4,727)	4,186
Effect of exchange rate changes on cash and cash equivalents	(3,650)	(2,782)

Increase in cash and cash equivalents	8,260	23,963
Cash and cash equivalents at beginning of period	263,312	226,798

Cash and cash equivalents at end of period	$271,572	$250,761

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, is the world’s largest manufacturer and distributor of high performance liquid chromatography (“HPLC”) instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited (“Micromass”) subsidiary, the Company believes it is a market leader in the development, manufacture and distribution of mass spectrometry (“MS”) instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. (“TAI”) subsidiary, the Company believes it is also the world’s leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 14 to the consolidated financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications. In particular, the Company reclassified field service expenses associated with service revenues from selling, general and administrative expenses to cost of sales in 2002. For the period ended March 31, 2002, the amount of costs reclassified to cost of sales was $13.2 million and the gross profit as a percentage of sales decreased 6.6%. The primary reason for this change was to align the Company’s reporting with the majority of other companies in the same industry. In the first quarter of 2003, the Company reclassified MS demonstration (“demo”) inventory from property, plant and equipment, net, to inventories. At March 31, 2003 and December 31, 2002, the amount of demo inventory reclassified to inventories was $15.5 million and $18.7 million, respectively. The primary reason for this change was to consistently classify demo inventory across product segments.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2002.

Stock-Based Compensation:

The Company has four stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, including Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. Accordingly, no compensation expense has been recognized for its employee stock option plans and its employee stock purchase plan under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s four stock-based compensation plans.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Compensation Expense – Fair Value Method	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net income, as reported	$33,977	$30,544
Deduct: total stock-based employee compensation expense,
net of related tax effects	(6,500)	(6,306)

Pro forma net income	$27,477	$24,238

Earnings per share:
Basic – as reported	$0.27	$0.23
Basic – pro forma	$0.22	$0.18

Diluted – as reported	$0.26	$0.22
Diluted – pro forma	$0.21	$0.18

Change in Accounting for Patent Related Costs:

In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs are expensed as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change for the three months ended March 31, 2002 was to decrease income before cumulative effect of change in accounting principle by approximately $.2 million, which had no effect on income per diluted share, and net income by $4.7 million or $.03 per diluted share.

Product Warranty Costs:

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly and is included in other current liabilities in the consolidated balance sheets.

The following is a rollforward of the Company’s accrued warranty liability for the period ended March 31, 2003:

	Balance December 31, 2002	Accruals for warranties	Settlements made	Balance March 31, 2003
Accrued warranty liability	$9,562	$5,117	$(4,893)	$9,786

Stockholders’ Equity:

On June 25, 2002, the Board of Directors authorized the Company to repurchase up to $200.0 million of its outstanding common shares over a one-year period. During the three months ended March 31, 2003, the Company purchased 4,399 shares of its common stock for $100.6 million. As of March 31, 2003, the Company completed its $200.0 million stock buyback program, having purchased 8,477 shares in total for the program. At March 31, 2003, the Company had borrowings outstanding under its credit facility of $94.0 million relating to the repurchases.

On May 6, 2003, the Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.    Restricted Cash

At March 31, 2003 and December 31, 2002, restricted cash was $49.0 million and $49.9 million, respectively, which represented credit support for a standby letter of credit issued securing damages awarded plus interest with respect to the Applera patent litigation (Note 9). In April 2003, the Company made a payment in the amount of $53.7 million for damages and interest, after which the Company will no longer be required to maintain a restricted cash balance relating to this patent litigation.

3.    Inventories

Inventories are classified as follows:

	March 31, 2003	December 31, 2002
Raw materials	$51,258	$44,629
Work in progress	16,740	16,544
Finished goods	56,855	69,068

Total inventories	$124,853	$130,241

4. Acquisitions

On January 15, 2003, the Company acquired the worldwide rheology business of Rheometric Scientific, Inc. (“Rheometrics”) for approximately $17.0 million in cash and the assumption of approximately $6.0 million in liabilities. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. The management of this business was immediately integrated into existing worldwide TAI operations. The purchase price of the acquisition has been preliminarily allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The excess purchase price of $14.8 million after this allocation has been accounted for as goodwill. The Company has preliminarily allocated $5.5 million of the purchase price to intangible assets comprising of customer lists, trademarks and other purchased intangibles.

The following table shows the fair values of assets and liabilities recorded in connection with the Rheometrics acquisition. The Company has engaged a third party valuation firm to independently appraise the fair value of certain assets acquired. The Company is still in the process of obtaining independent valuations in order to finalize estimates for the fair value of assets acquired and the liabilities assumed. The Company does not expect any resulting adjustments to be significant.

Accounts receivable	$4,040
Inventories	2,039
Goodwill	14,813
Intangible assets	5,450
Other assets	852

27,194

Accounts payable	3,046
Accrued expenses and other current liabilities	6,250
Other liabilities	885

10,181

Cash consideration paid	$17,013

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, $.9 million in facilities related costs for three facilities and $2.0 million for other direct costs. As of March 31, 2003, $.6 million had been paid out for severance costs and $.5 million in other direct costs.

In February 2003, the Company acquired the remaining 30% of its Korean distributor for approximately $2.4 million. The Company now owns 100% of its Korean distributor. The purchase price of the acquisition has been allocated to goodwill.

The pro forma effects of the 2003 acquisitions are immaterial.

5.    Divestiture of Business

On March 26, 2003, the Company sold the net assets of its mass spectrometry inorganic product line for approximately $1.2 million in cash and the balance in notes receivable. Assets sold included inventory and certain accounts receivable, and liabilities assumed by the acquirer consisted of deferred service revenue and advance payment obligations, and warranty and installation obligations. The Company recorded a loss on disposal of approximately $5.0 million, including severance costs of approximately $.3 million. This business generated sales of approximately $14.0 million per year with no contribution to earnings.

6.    Goodwill and Other Intangibles

The carrying amount of goodwill was $185.0 million and $167.9 million at March 31, 2003 and December 31, 2002, respectively. The increase is attributed to the Company’s acquisitions (Note 4) during the quarter of approximately $17.0 million and currency translation adjustments of approximately $.1 million.

The Company’s intangible assets in the consolidated balance sheets are detailed as follows:

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period
Purchased intangibles	$49,045	$23,936	12 years	$43,595	$22,908	12 years
Capitalized software	45,546	20,499	3 years	43,904	19,054	3 years
Licenses	10,951	1,491	10 years	10,476	1,214	10 years

Patents and other intangibles	11,532	6,205	8 years	11,067	6,100	8 years

Total	$117,074	$52,131	8 years	$109,042	$49,276	8 years

For the three months ended March 31, 2003 and 2002, amortization expense for intangible assets was $2.9 million and $3.0 million, respectively. Amortization expense for intangible assets is estimated to be approximately $11.0 million for each of the next five years.

7.    Debt

At March 31, 2003 and December 31, 2002, the Company had aggregate borrowings outstanding under its $250.0 million line of credit of $94.0 million and $0, respectively. The Company’s foreign subsidiaries also had available short-term lines of credit with related short-term borrowings at March 31, 2003 and December 31, 2002 of $2.1 million and $2.7 million, respectively.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

8.    Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2003 and 2002, was 22.2% and 22.8%, respectively.

9.    Patent Litigation

Applera Corporation:

PE Corporation (since renamed Applera Corporation), MDS Inc. and Applied Biosystems/MDS Sciex (“the plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware on February 18, 2000. The plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex.

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

On March 11, 2003, the District Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to this litigation. Similar claims have been asserted against the Company in Japan and Canada, and there is a possibility that claims may be made with respect to other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims, should they be brought, cannot be predicted with certainty, but could be material to the Company’s financial position, results of operations and liquidity. The Company believes, however, that the results of the current U.S. litigation will not control the decisions in other countries.

The Company believes that any liability ultimately incurred will not likely exceed the provisions recorded, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company’s consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the accrued patent litigation of $75.5 and $74.9 million recorded as of March 31, 2003 and December 31, 2002, respectively, in the consolidated balance sheets, is the Company’s best estimate of its exposure for this liability based on information currently available. During the three months ended March 31, 2003, the Company recorded a $.6 million pre-tax charge for additional liabilities associated with interest costs. Applera Corporation has brought actions based on the Japanese and Canadian patent counterparts in Japan and Canada. The Company believes it has meritorious arguments and should prevail in these countries, although the outcome is not certain.

Hewlett-Packard Company:

The Company filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (“the HP patents”). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patent. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords have been denied. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company intends to appeal the French decision. A German court has found the patent infringed. The Company has appealed the German decision. The Company recorded a provision in the second quarter of 2002 for estimated damages incurred with respect to this ongoing litigation. During the three months ended March 31, 2003, the Company recorded an additional provision for estimated damages which was charged to litigation provisions in the consolidated statements of operations. These provisions represent management’s best estimate of the probable and reasonably estimable loss related to this litigation.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

10.    Environmental Contingency

The Company is currently working with agencies of the Commonwealth of Massachusetts regarding alleged noncompliance with state environmental laws at its Taunton, Massachusetts facility. The Company believes the final outcome of this or any claims, should they be brought by the Commonwealth, cannot be predicted with certainty, but could be material to the Company. In the fourth quarter of 2002, the Company recorded a litigation provision of $5.1 million for this contingency, which includes an economic benefit settlement, a fine and other related charges. During the three months ended March 31, 2003, the Company recorded an additional litigation provision of $1.2 million for this contingency. The provisions recorded represent management’s best estimate of the probable and reasonably estimable loss related to this claim. The Company expects this claim to be settled in the second quarter of 2003 in the form of a monetary fine and agreed upon capital improvements. Other than the alleged noncompliance discussed above, the Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

11.    Restructuring and Other Unusual Charges

In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution of its Micromass and HPLC operations. The objective of this integration is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 50 employees are to be terminated of which 46 had left the Company by March 31, 2003. In addition, the Company has committed to closing three selling and distribution facilities of which one was closed by March 31, 2003. The Company is in various stages of terminating distributor contracts. The provision of $1.1 million for the three months ended March 31, 2003 represents costs incurred including severance costs for 7 employees and other directly related incremental costs of this integration effort.

At March 31, 2003, approximately $1.7 million of the Company’s liability for non-cancelable lease obligations is included in other long-term liabilities in the consolidated balance sheet with a portion to be paid extending out to 2012. The remaining $3.3 million of the liability is expected to be paid in 2003 and is included in other current liabilities in the consolidated balance sheet.

The following is a rollforward of the Company’s Micromass and HPLC restructuring liability and other unusual charges:

	Balance December 31, 2002	Charges	Payments	Balance March 31, 2003
Severance	$1,655	$512	$(1,055)	$1,112
Facilities	2,388	—	(25)	2,363
Distributor terminations	1,350	—	(75)	1,275
Other	78	544	(384)	238

Total	$5,471	$1,056	$(1,539)	$4,988

For the three months ended March 31, 2003, the Company recorded an unrelated restructuring provision of $.1 at its TAI subsidiary for severance and other related costs. There will be further restructuring costs incurred in subsequent periods relating to the Rheometrics acquisition and the integration of the mass spectrometry and HPLC manufacturing operations.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.    Earnings Per Share

Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of change in accounting principle per basic common share	$33,977	126,308	$0.27

Effect of dilutive securities:
Options outstanding		4,405
Options exercised and cancellations		72

Income before cumulative effect of change in accounting principle per diluted common share	$33,977	130,785	$0.26

	Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of change in accounting principle per basic common share	$35,050	131,029	$0.27

Effect of dilutive securities:
Options outstanding		6,039
Options exercised and cancellations		120

Income before cumulative effect of change in accounting principle per diluted common share	$35,050	137,188	$0.26

For the three months ended March 31, 2003 and 2002, the Company had 5,395 and 3,877 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

13.    Comprehensive Income

Comprehensive income details follow:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net income	$33,977	$30,544
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(862)	(6,075)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(809)	971
Unrealized gains (losses) on investment, net of tax	56	(192)

Comprehensive income	$32,362	$25,248

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

14.    Business Segment Information

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

15.    Recent Accounting Standards Changes

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exception, for contracts entered into or modified after June 30, 2003. The Company does not expect the application of SFAS 149 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to SFAS 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 with respect to the alternative transition methods permitted and the annual disclosures required. The disclosure provisions for interim financial information is effective for all periods presented in financial reports containing financial statements for interim periods beginning after December 15, 2002. Management has not yet evaluated the alternative transition methods if it were to adopt SFAS 123 under this new standard, however, the Company has complied with all current disclosure requirements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating certain implementation provisions, but does not expect the adoption of EITF Issue 00-21 to have a material effect on its financial position, results of operations and cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB 5, 57 and 107 and Rescission of FIN 34. FIN 45 requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. FIN 45 also requires increased disclosure of guarantees, including product warranty information. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has adopted FIN 45, which did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146, which did not have a material impact on its financial position or results of operations.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:

Net sales for the three month period ended March 31, 2003 (the “2003 Quarter”) were $221.0 million, compared to $200.3 million for the three month period ended March 31, 2002 (the “2002 Quarter”). Sales grew 10% over the 2002 Quarter; 2% after removing the effects of currency. Currency increased reported sales growth in the 2003 Quarter by eight percentage points primarily due to the strengthening of the euro and British pound. Both HPLC and mass spectrometry sales were relatively flat with the 2002 Quarter as the pharmaceutical industry continued to show signs of cautious spending. Thermal analysis product sales growth was up in the double digits due to the acquisition of Rheometrics on January 15, 2003 and growth of pre-existing thermal analysis products. There were no sales for Rheometrics’ products in the 2002 Quarter.

Gross Profit:

Gross profit for the 2003 Quarter was $126.8 million, compared to $115.7 million for the 2002 Quarter, an increase of $11.1 million or 10%. Gross profit as a percentage of sales decreased slightly to 57.4% in the 2003 Quarter from 57.8% in the 2002 Quarter, resulting from small changes in product mix. The Company expects gross profit as a percentage of sales to improve as the year continues from the disposal of the inorganic mass spectrometry line, as well as benefits anticipated from the leveraging of the Company’s manufacturing supply chain; the Company recently began a program to integrate its mass spectrometry and HPLC manufacturing operations.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2003 Quarter were $61.6 million, compared to $55.7 million for the 2002 Quarter. As a percentage of net sales, selling, general and administrative expenses increased slightly to 27.9% for the 2003 Quarter from 27.8% for the 2002 Quarter. The $5.9 million or 11% increase in total expenditures primarily resulted from unfavorable effects of currency translation as approximately 50% of the Company’s operating expenses are outside the U.S. The Company has recognized a small benefit in lower expenses for the 2003 Quarter as a result of the restructuring effort.

Research and Development Expenses:

Research and development expenses were $13.6 million for the 2003 Quarter compared to $12.3 million for the 2002 Quarter, a $1.3 million or 10% increase from the 2002 Quarter. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products. Research and development expenses also increased modestly due to the effects of currency translation.

Purchased Intangibles Amortization:

Purchased intangibles amortization for the 2003 Quarter was $1.0 million compared to $.9 million for the 2002 Quarter. The increase of $.1 million primarily related to the intangible assets purchased as part of the Rheometrics acquistion.

Litigation Provisions:

The Company recorded a $1.5 million charge for litigation provisions in the 2003 Quarter. This charge primarily related to an additional provision for an outstanding environmental matter concerning the Company’s Taunton facility. The Company recorded a $5.1 million charge in 2002 for this matter, which was the Company’s best estimate at that time. In the 2002 Quarter, the Company recorded a $2.8 million charge relating to the Applera patent litigation for liabilities associated with related product sales made in the 2002 Quarter prior to the day of the unfavorable jury’s verdict in March 2002.

Loss on Disposal of Business:

The Company recorded a $5.0 million charge relating to the disposal of the inorganic mass spectrometry product line in the 2003 Quarter. There was no such charge in the 2002 Quarter.

Restructuring and Other Unusual Charges:

The Company recorded $1.1 million of charges in the 2003 Quarter for restructuring and other specific incremental charges relating to its integration of the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division. The charges include severance costs for 7 people and other directly related incremental costs of this integration effort. The Company also recorded an unrelated restructuring provision of $.1 million at its TAI subsidiary for severance and other related costs in the 2003 Quarter. There were no such charges in the 2002 Quarter.

The following table provides additional information about the Micromass and HPLC restructuring and other unusual charges:

	Balance December 31, 2002	Charges	Payments	Balance March 31, 2003
Severance	$1,655	$512	$(1,055)	$1,112
Facilities	2,388	—	(25)	2,363
Distributor terminations	1,350	—	(75)	1,275
Other	78	544	(384)	238

Total	$5,471	$1,056	$(1,539)	$4,988

Operating Income:

Operating income for the 2003 Quarter was $42.8 million, compared to $44.0 million for the 2002 Quarter, a decrease of $1.2 million or 3%. The decrease is primarily attributed to the loss on disposal of the inorganic mass spectrometry product line of $5.0 million and restructuring and other unusual charges of $1.2 million, offset by an increase in sales and a decrease in litigation provisions.

Interest Income (Expense), Net:

Net interest income was $.8 million in the 2003 Quarter compared to $1.4 million in the 2002 Quarter. The net decrease is primarily attributed to interest expense on borrowings against the Company’s credit facility during the quarter to fund the stock repurchase program and accrued post-judgment interest associated with the Applera litigation.

Provision for Income Taxes:

The Company’s effective income tax rate was 22.2% in the 2003 Quarter and 22.8% in the 2002 Quarter. The 2003 Quarter rate decreased primarily due to lower effective tax rates on specific charges during the quarter.

Income before Cumulative Effect of Change in Accounting Principle:

Income before the cumulative effect of change in accounting principle for the 2003 Quarter was $34.0 million, compared to $35.1 million for the 2002 Quarter, a decrease of $1.1 million or 3%. The decrease is primarily attributed to the loss on disposal of the inorganic mass spectrometry product line of $5.0 million and restructuring and other unusual charges of $1.2 million, offset by an increase in sales and a decrease in litigation provisions.

Cumulative Effect of Change in Accounting Principle:

In the 2002 Quarter, the method of accounting for patent related costs associated with patent litigation was changed effective January 1, 2002 from a method of capitalizing the patent related costs and amortizing them over their estimated remaining economic life, to expensing the costs as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income for the three months ended March 31, 2002.

Liquidity and Capital Resources

During the 2003 Quarter, net cash provided by the Company’s operating activities was $44.8 million, primarily as a result of net income for the year after adding back depreciation of $6.1 million, amortization of intangible assets of $2.9 million, loss on disposal of business of $5.0 million and a decrease in working capital needs. Excluding the effects of currency translation and the Rheometrics acquisition, accounts receivable decreased $6.4 million due to a normal decrease in sales volume in the 2003 Quarter compared to the fourth quarter of 2002. Within liabilities, a decrease in accounts payable and other current liabilities used $16.9 million as tax liabilities and annual incentive payments were made. An increase in deferred revenue and customer advances provided $10.4 million. From financing activities, the Company received $1.9 million of proceeds from the exercise of stock options and its employee stock purchase plan.

The Company completed its $200.0 million stock repurchase program during the 2003 Quarter by purchasing $100.6 million of the Company’s common stock. The Company had net borrowings at the end of the 2003 Quarter of $93.4 million, primarily relating to borrowings in the U.S. under the Company’s credit facility for the stock repurchases. Other uses of cash flow during the 2003 Quarter were $19.4 million for acquisitions and $10.0 million for property, plant and equipment and software capitalization investments.

The Company believes that the existing cash and cash equivalent balance of $271.6 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements and other cash outlays in the foreseeable future. The Company also held approximately $49.0 million of restricted cash at the end of the 2003 Quarter in connection with the standby letter of credit issued by the Company in 2002 for the unfavorable judgment in the Applera patent litigation. Due to the March 2003 affirmed judgment in the subsequent appeal, the Company paid approximately $53.7 million to Applera in April 2003. Because of this payment, the Company will no longer be required to maintain a restricted cash balance.

Commitments:

At March 31, 2003, the Company had aggregate borrowings outstanding under its $250.0 million line of credit of $94.0 million. The Company’s foreign subsidiaries also had available short-term lines of credit with related short-term borrowings at March 31, 2003 of $2.1 million.

In May 2003, the Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common stock over the next twenty-four months. As of May 12, 2003, approximately $8.1 million of common stock had been repurchased under the new stock repurchase program.

As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future. The amount of capital expenditures in the 2003 Quarter represents ongoing quarterly capital needs for the business and is not expected to change in a material manner for the remainder of the year. The Company’s commitments for lease agreements in the aggregate have not changed significantly from December 31, 2002.

Critical Accounting Policies and Estimates

In the Company’s Form 10-K for the year ended December 31, 2002, the Company’s most critical accounting policies and estimates upon which its financial status depends upon were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the quarter ended March 31, 2003. The Company did not make any changes in those policies during the quarter.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

The statements included in this quarterly report on form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding future results and events, including statements regarding expected financial results, future growth and customer demand that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the short-term effect on sales and expenses as a result of the previously announced combination of the Waters and Micromass sales, service and distribution organizations, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2003. For additional information, refer to the Company’s Form 10-K, Item 7a for the year ended December 31, 2002.

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

Part II:    OTHER INFORMATION

Item 1.     Legal Proceedings

Applera Corporation:

Reference regarding the Applera patent litigation against the Company is contained in Note 9, Patent Litigation on page 10 of this Form, included in Part I, Item 1, Financial Statements.

Hewlett-Packard Company:

Reference regarding the Hewlett-Packard Company and Hewlett-Packard GmbH patent litigation is contained in Note 9, Patent Litigation on page 10 of this Form, included in Part I, Item I, Financial Statements.

Environmental Legal Proceedings:

Reference regarding legal proceedings with agencies of the Commonwealth of Massachusetts is contained in Note 10, Environmental Contingency on page 11 of this Form, included in Part I, Item I, Financial Statements.

Item 2.     Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

A. Exhibit 10.16	Change of Control/Severance Agreement, dated as of April 1, 2003 between Waters Corporation and Mark T. Beaudouin.

Exhibit 99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	The Registrant filed reports on Form 8-K on each of the following dates during the quarter for which this report is filed:

A report on Form 8-K was filed by the Company on January 30, 2003 regarding the Company’s reclassification of service costs associated with revenue generating activities from selling, general and administrative expenses to cost of sales for the periods ended December 31, 2002, 2001 and 2000.

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	Waters Corporation

	By:	/s/ John Ornell
John Ornell Vice President, Finance and Administration and Chief Financial Officer

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Douglas A. Berthiaume, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Waters Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ John Ornell
John Ornell Vice President, Finance and Administration and Chief Financial Officer