Form 10-Q
period 2003-06-30
WATERS CORP /DE/
filed 2003-08-15
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 01-14010

WATERS CORPORATION

(Exact name of registrant as specified in the charter)

Delaware	13-3668640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes    ☒                 No    ☐

Number of shares outstanding of the Registrant’s common stock as of August 7, 2003: 122,891,672.

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$283,043	$263,312
Restricted cash (Note 2)	—	49,944
Accounts receivable, less allowances for doubtful accounts and sales returns of $5,270 and $5,826 at June 30, 2003 and December 31, 2002, respectively	192,346	196,273
Inventories	122,930	130,241
Other current assets	18,457	13,341

Total current assets	616,776	653,111

Property, plant and equipment, net of accumulated depreciation of $120,122 and $102,680 at June 30, 2003 and December 31, 2002, respectively	107,670	100,329
Intangible assets, net	66,685	59,416
Goodwill, net	187,583	167,878
Other assets	30,729	28,184

Total assets	$1,009,443	$1,008,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and debt	$115,838	$2,665
Accounts payable	43,702	45,199
Accrued employee compensation	16,237	21,322
Deferred revenue and customer advances	59,965	48,508
Accrued retirement plan contributions	19,861	17,598
Accrued income taxes	33,834	44,345
Accrued other taxes	8,562	9,686
Accrued litigation	27,859	80,830
Other current liabilities	50,157	46,270

Total current liabilities	376,015	316,423
Other long-term liabilities	28,387	27,185

Total liabilities	404,402	343,608

Commitments and contingencies (Notes 8, 10, 11 and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 133,533 and 132,182 shares issued (including treasury shares) at June 30, 2003 and December 31, 2002, respectively	1,335	1,322
Additional paid-in capital	268,957	251,203
Retained earnings	583,713	507,638
Treasury stock, at cost, 10,927 and 4,078 shares at June 30, 2003 and December 31, 2002, respectively	(266,769)	(99,296)
Accumulated other comprehensive income	17,805	4,443

Total stockholders’ equity	605,041	665,310

Total liabilities and stockholders’ equity	$1,009,443	$1,008,918

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended June 30
	2003	2002

Net sales	$231,752	$217,192

Cost of sales	95,488	90,600

Gross profit	136,264	126,592

Selling, general and administrative expenses	68,679	65,421

Research and development expenses	13,790	12,643

Purchased intangibles amortization	1,027	922

Operating income	52,768	47,606

Other income (expense), net (Note 4)	—	116

Interest expense (Note 10)	255	(429)

Interest income	1,649	1,929

Income from operations before income taxes	54,672	49,222

Provision for income taxes	12,574	11,321

Net income	$42,098	$37,901

Net income per basic common share	$0.34	$0.29

Weighted average number of basic common shares	123,610	131,510

Net income per diluted common share	$0.33	$0.28

Weighted average number of diluted common shares and equivalents	128,252	136,778

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended June 30
	2003	2002

Net sales	$452,751	$417,533

Cost of sales	189,699	175,234

Gross profit	263,052	242,299

Selling, general and administrative expenses	130,290	121,137

Research and development expenses	27,350	24,923

Purchased intangibles amortization	2,055	1,837

Litigation provisions (Notes 10 and 11)	1,500	2,800

Loss on disposal of business (Note 6)	5,031	—

Restructuring and other unusual charges (Note 12)	1,214	—

Operating income	95,612	91,602

Other income (expense), net (Note 4)	—	116

Interest expense (Note 10)	(816)	(671)

Interest income	3,545	3,549

Income from operations before income taxes	98,341	94,596

Provision for income taxes	22,266	21,645

Income before cumulative effect of change in accounting principle	76,075	72,951

Cumulative effect of change in accounting principle, net of tax of $1,345 (Note 1)	—	(4,506)

Net income	$76,075	$68,445

Income per basic common share:
Income before cumulative effect of change in accounting principle per basic common share	$0.61	$0.56
Cumulative effect of change in accounting principle	—	(0.03)
Net income per basic common share	$0.61	$0.52

Weighted average number of basic common shares	124,925	131,264

Income per diluted common share:
Income before cumulative effect of change in accounting principle per diluted common share	$0.59	$0.53
Cumulative effect of change in accounting principle	—	(0.03)
Net income per diluted common share	$0.59	$0.50

Weighted average number of diluted common shares and equivalents	129,483	137,004

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net income	$76,075	$68,445
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for patent related costs	—	4,506
Loss on sale of business	5,031	—
Change in provisions on accounts receivable and inventory	(2,406)	907
Impairment of investments and other assets	—	7,564
Deferred income taxes	664	(805)
Depreciation	12,049	13,773
Amortization of intangibles	5,775	5,218
Tax benefit related to stock option plans	8,531	5,871
Change in operating assets and liabilities, net of acquisitions and divestitures:
Decrease in accounts receivable	15,925	9,675
Decrease (Increase) in inventories	3,473	(14,864)
(Increase) in other current assets	(3,352)	(1,391)
(Increase) in other assets	(1,093)	(4,127)
(Decrease) increase in accounts payable and other current liabilities	(28,196)	6,026
Increase in deferred revenue and customer advances	10,074	7,100
(Decrease) in accrued litigation	(52,663)	—
Increase (decrease) in other liabilities	40	(201)

Net cash provided by operating activities	49,927	107,697
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(20,175)	(20,053)
Investments in unaffiliated companies	—	(14,500)
Business acquisitions, net of cash acquired	(18,863)	(5,851)
Proceeds from sale of business	1,183	—
Decrease in restricted cash	49,944	—

Net cash provided by (used in) investing activities	12,089	(40,404)
Cash flows from financing activities:
Net borrowings (repayments) of bank debt	113,173	(230)
Payments for debt issuance costs	—	(827)
Proceeds from stock plans	9,236	8,216
Purchase of treasury shares	(167,473)	—
Payments on debt swaps	(3,185)	(827)

Net cash (used in) provided by financing activities	(48,249)	6,332
Effect of exchange rate changes on cash and cash equivalents	5,964	5,985

Increase in cash and cash equivalents	19,731	79,610
Cash and cash equivalents at beginning of period	263,312	226,798

Cash and cash equivalents at end of period	$283,043	$306,408

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, is the world’s largest manufacturer and distributor of high performance liquid chromatography (“HPLC”) instruments, chromatography columns and other consumables, and related service. The Company believes it has the largest HPLC market share in the United States, Europe and non-Japan Asia and believes it has a leading position in Japan. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. Through its Micromass Limited (“Micromass”) subsidiary, the Company believes it is a market leader in the development, manufacture and distribution of mass spectrometry (“MS”) instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. Through its TA Instruments, Inc. (“TAI”) subsidiary, the Company believes it is also the world’s leader in thermal analysis, a prevalent and complementary technique used in the analysis of polymers. As discussed in Note 15 to the consolidated financial statements, these three operating segments have been aggregated into one reporting segment for financial statement purposes.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications. In particular, the Company reclassified field service expenses associated with service revenues from selling, general and administrative expenses to cost of sales in 2002. For the three months and six months ended June 30, 2002, the amount of costs reclassified to cost of sales were $14.6 million and $27.8 million, respectively, and the gross profit as a percentage of sales decreased 6.7% for each period. This change was primarily a result of the integration of the Company’s HPLC and MS field sales, service and distribution operations and to align the Company’s reporting with the majority of other companies in the same industry. In the first quarter of 2003, the Company reclassified all MS and thermal analysis demonstration (“demo”) inventory from property, plant and equipment, net, to inventories. At December 31, 2002, the amount of demo inventory reclassified to inventories was $18.7 million. The primary reason for this change was to consistently classify demo inventory across product segments.

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

Stock-Based Compensation:

The Company has four stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” for its plans. Accordingly, no compensation expense has been recognized for its employee stock option plans and its employee stock purchase plan under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s four stock-based compensation plans.

Compensation Expense – Fair Value Method	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income, as reported	$42,098	$37,901	$76,075	$68,445
Deduct: total stock-based employee compensation expense, net of related tax effects	(6,500)	(6,306)	(13,000)	(12,612)

Pro forma net income	$35,598	$31,595	$63,075	$55,833

Earnings per share:
Basic – as reported	$0.34	$0.29	$0.61	$0.52
Basic – pro forma	$0.29	$0.24	$0.50	$0.43

Diluted – as reported	$0.33	$0.28	$0.59	$0.50
Diluted – pro forma	$0.28	$0.23	$0.49	$0.41

Change in Accounting for Patent Related Costs:

In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patent cases effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs are expensed as incurred. The Company believes that this change is preferable because it provides a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change on the three months ended June 30, 2002 was to decrease net income by approximately $1.2 million or $0.01 per diluted share. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle approximately $1.4 million or $0.01 per diluted share and net income $5.9 million or $0.04 per diluted share.

Product Warranty Costs:

The Company accrues estimated product warranty costs at the time of sale, which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly and is included in other current liabilities in the consolidated balance sheets.

The following is a rollforward of the Company’s accrued warranty liability for the period ended June 30, 2003:

	Balance December 31, 2002	Accruals for Warranties	Settlements made	Balance June 30, 2003

Accrued warranty liability	$9,562	$9,408	$(9,585)	$9,385

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

On May 6, 2003, the Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the three months ended June 30, 2003, the Company purchased 2,450 shares of its common stock for $66.9 million. At June 30, 2003, the Company had borrowings outstanding under its credit facility of $115.0 million to finance share repurchases.

In the aggregate, the Company repurchased 6,849 shares of its common stock for $167.5 million during the six months ended June 30, 2003.

2.    Restricted Cash

At December 31, 2002, restricted cash was $49.9 million, which represented credit support for a standby letter of credit issued securing damages awarded plus interest with respect to the Applera patent litigation (Note 10). In April 2003, the Company made a payment of $53.7 million for damages and interest and, as a result, the Company is no longer required to maintain a restricted cash balance relating to this patent litigation.

3.    Inventories

Inventories are classified as follows:

	June 30, 2003	December 31, 2002
Raw materials	$42,221	$44,629
Work in progress	15,263	16,544
Finished goods	65,446	69,068

Total inventories	$122,930	$130,241

The Company classifies demo inventory in inventories. Depreciation relating to demo inventory is included as such in the statement of cash flows. Demo inventory is depreciated over three to five years using the straight-line method. In the first quarter of 2003, the Company reclassified all MS and thermal analysis demo inventory from property, plant and equipment, net, to inventories. At December 31, 2002, the amount of demo inventory reclassified to inventories was $18.7 million. The primary reason for this change was to consistently classify demo inventory across product segments.

4.    Business Investments

From November 2000 through February 2002, the Company made minority equity investments in GeneProt™, Inc. (“GeneProt”), in amounts aggregating to $13.6 million. The investment in GeneProt was accounted for under the cost method of accounting. Due to changes in GeneProt’s business plan and financial condition, among other factors, the Company recorded pre-tax charges of $6.5 million in the three and six months ended June 30, 2002 and $6.1 million in the three months and year ended December 31, 2002, to other income (expense) in the consolidated statements of operations, for an other-than-temporary impairment of its investment in GeneProt. The investment in GeneProt was approximately $1.0 million at June 30, 2003 and December 31, 2002, and is included in other assets. In connection with GeneProt’s canceled order of up to $20.0 million of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from GeneProt as a termination fee, which is recorded in other income (expense) in the consolidated statements of operations for the three and six months ended June 30, 2002.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company’s equity investment in Variagenics, Inc. (“Variagenics”) was accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the three and six months ended June 30, 2002, the Company recorded a pre-tax $1.0 million charge to other income (expense) in the consolidated statements of operations, for further other-than-temporary impairment of its investment in Variagenics. The investment in Variagenics was approximately $1.7 million and $.8 million at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, no other investments and long-lived assets were determined to be impaired.

5.    Acquisitions

On January 15, 2003, the Company acquired the worldwide rheology business of Rheometric Scientific, Inc. (“Rheometrics”) for approximately $16.5 million in cash. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. The management of this business has been integrated into existing worldwide TAI operations. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The excess purchase price of $14.8 million after this allocation has been accounted for as goodwill. The Company has allocated $5.5 million of the purchase price to intangible assets comprised of customer lists, trademarks and other purchased intangibles.

The Company engaged a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table shows the fair values of assets and liabilities recorded in connection with the Rheometrics acquisition.

Accounts receivable	$4,063
Inventories	1,784
Goodwill	14,831
Intangible assets	5,450
Other assets	691

26,819

Accounts payable	3,046
Accrued expenses and other current liabilities	6,375
Other liabilities	885

10,306

Cash consideration paid	$16,513

The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, of which 29 employees were terminated as of June 30, 2003, and $.9 million in facilities related costs for three facilities, of which two have been closed as of June 30, 2003.

The following is a rollforward of the Rheometrics acquisition schedule of costs and charges:

	Balance December 31, 2002	Additions	Utilization	Balance June 30, 2003

Severance and relocation	$—	$1,985	$(960)	$1,025
Supplier and contract terminations	—	653	(525)	128
Facility related costs	—	900	(165)	735
Other	—	562	(417)	145

Total	$—	$4,100	$(2,067)	$2,033

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

6.    Divestiture of Business

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

7.    Goodwill and Other Intangibles

The carrying amount of goodwill was $187.6 million and $167.9 million at June 30, 2003 and December 31, 2002, respectively. The increase is attributed to the Company’s two acquisitions (Note 5) during the period of approximately $17.2 million and currency translation adjustments of approximately $2.5 million.

The Company’s intangible assets in the consolidated balance sheets are detailed as follows:

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Weighted – Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$51,860	$25,972	15 years	$46,060	$23,917	15 years
Capitalized software	48,678	21,796	3 years	43,904	19,054	3 years
Licenses	12,137	1,832	10 years	9,760	1,178	10 years
Patents and other intangibles	8,694	5,084	7 years	8,601	4,760	7 years

Total	$121,369	$54,684	9 years	$108,325	$48,909	9 years

For the three months ended June 30, 2003 and 2002, amortization expense for intangible assets was $2.9 million and $2.2 million, respectively. For the six months ended June 30, 2003 and 2002, amortization expense for intangible assets was $5.8 million and $5.2 million, respectively. Amortization expense for intangible assets is estimated to be approximately $13.0 million for each of the next five years.

8.    Debt

At June 30, 2003 and December 31, 2002, the Company had aggregate borrowings outstanding under its $250.0 million line of credit of $115.0 million and $0, respectively. The Company’s foreign subsidiaries also had available short-term lines of credit with related short-term borrowings at June 30, 2003 and December 31, 2002 of $.8 million and $2.7 million, respectively. In July 2003, the Company modified its Master Credit Agreement, a revolving credit facility, which allows for a newly created domestic subsidiary to be excluded as a guarantor of the Company’s borrowing under the facility.

9.    Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2003 and 2002, was 23.0% and 23.0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2003 and 2002, was 22.6% and 22.9%, respectively.

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

The Company believes that any liability ultimately incurred will not likely exceed the provisions recorded, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company’s consolidated net income for the period in which such determination occurs could be materially affected. Although sufficient uncertainties exist to preclude the Company from precisely determining the amount of its liability, the accrued patent litigation expenses of $20.3 and $74.9 million recorded as of June 30, 2003 and December 31, 2002, respectively, in the consolidated balance sheets, is the Company’s best estimate of its exposure for this liability based on information currently available. During the six months ended June 30, 2003, the Company recorded a $.5 million pre-tax charge for additional liabilities associated with interest costs. The Company paid damages and interest of $53.7 million, made legal payments of $.4 million, and reversed approximately $.9 million of interest as a one-time credit to interest expense in the quarter. Applera Corporation has brought actions based on the Japanese and Canadian patent counterparts in Japan and Canada. The Company believes it has meritorious arguments and should prevail in these countries, although the outcome is not certain.

Hewlett-Packard Company:

The Company filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords have been denied. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company has appealed the French decision. A German court has found the patent infringed. The Company has appealed the German decision. The Company recorded a provision in the second quarter of 2002 for estimated damages incurred with respect to this ongoing litigation. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Perkin-Elmer Corporation:

The Company, through its subsidiary TAI, asserted a claim against The Perkin-Elmer Corporation (“PE”) alleging patent infringement of three patents owned by TAI (the “TAI patents”). PE counterclaimed for infringement of a patent owned by PE (the “PE patent”). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court’s judgment, with respect to PE’s infringement of the TAI patents, was affirmed. The District Court’s judgment with respect to TAI’s non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings.

On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of TAI. PE has appealed the judgment. As of June 30, 2003, no gain has been recorded and all litigation costs have been expensed as incurred.

11.    Environmental Contingency

On July 10, 2003, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company has paid a civil penalty of $5.9 million, in July 2003. In addition, the Company has agreed to conduct a Supplemental Environmental Project in the amount of $.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of certain equipment in connection therewith. Pursuant to the terms of the Settlement Agreement, the Company has also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations. As of June 30, 2003, the Company had an accrued liability of $6.3 million for this settlement and related charges.

12.    Restructuring and Other Unusual Charges

In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. The objective of this integration is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 50 employees were to be terminated of which 48 had left the Company as of June 30, 2003. In addition, the Company has committed to closing three selling and distribution facilities of which one was closed by June 30, 2003. The Company is in various stages of terminating distributor contracts. The provision of $1.1 million for the six months ended June 30, 2003 represents costs incurred including severance costs for 7 employees and other directly related incremental costs of this integration effort.

At June 30, 2003, approximately $1.6 million of the Company’s liability for non-cancelable lease obligations is included in other long-term liabilities in the consolidated balance sheet with a portion to be paid extending out to 2012. The remaining $2.8 million of the liability is expected to be paid in 2003 and is included in other current liabilities in the consolidated balance sheet.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a rollforward of the Company’s Micromass and HPLC restructuring liability and other unusual charges:

	Balance December 31, 2002	Charges	Utilization	Balance June 30, 2003
Severance	$1,655	$512	$(1,559)	$608
Facilities	2,388	—	(41)	2,347
Distributor terminations	1,350	—	(75)	1,275
Other	78	544	(430)	192

Total	$5,471	$1,056	$(2,105)	$4,422

For the six months ended June 30, 2003, the Company recorded an unrelated restructuring provision of $.1 at its TAI subsidiary for severance and other related costs. There will be further restructuring costs incurred in subsequent periods relating to the integration of Rheometrics and the integration of the mass spectrometry and HPLC operations.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

13.    Earnings Per Share

Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$42,098	123,610	$0.34

Effect of dilutive securities:
Options outstanding		4,402
Options exercised and cancellations		240

Net income per diluted common share	$42,098	128,252	$0.33

	Three Months Ended June 30, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$37,901	131,510	$0.29

Effect of dilutive securities:
Options outstanding		5,050
Options exercised and cancellations		218

Net income per diluted common share	$37,901	136,778	$0.28

	Six Months Ended June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income before cumulative effect of change in accounting principle per basic common share	$76,075	124,925	$0.61

Effect of dilutive securities:
Options outstanding		4,155
Options exercised and cancellations		403

Income before cumulative effect of change in accounting principle per diluted common share	$76,075	129,483	$0.59

	Six Months Ended June 30, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income before cumulative effect of change in accounting principle per basic common share	$72,951	131,264	$0.56

Effect of dilutive securities:
Options outstanding		5,390
Options exercised and cancellations		350

Income before cumulative effect of change in Accounting principle per diluted common share	$72,951	137,004	$0.53

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months and six months ended June 30, 2003, the Company had 3,701 stock option securities that were antidilutive. For the three months and six months ended June 30, 2002, the Company had 3,874 and 3,823 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

14.    Comprehensive Income

Comprehensive income details follow:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income	$42,098	$37,901	$76,075	$68,445
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	18,575	24,091	17,713	18,016
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(4,113)	(3,859)	(4,922)	(2,888)
Unrealized gains on investment, net of tax	515	192	571	—

Comprehensive income	$57,075	$58,325	$89,437	$83,573

15.    Business Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three operating segments: Waters, Micromass and TAI.

Waters is in the business of manufacturing and distributing HPLC instruments, columns and other consumables, and related service; Micromass is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, particularly HPLC; and TAI is in the business of manufacturing and distributing thermal analysis and rheology instruments. For all three of these operating segments within the analytical instrument industry, economic characteristics, production processes, products and services, types and classes of customers, methods of distribution, and regulatory environments are similar. Because of these similarities, the three segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

16.    Recent Accounting Standards Changes

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS 150 did not have a material impact on its financial position, results of operations or cash flows.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003. The application of SFAS 149 did not have a material impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has not created any variable interest in any variable interest entities subsequent to January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE’s that are deemed significant, even if consolidation is not required. The Company does not own any entities for which variable interest applies.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on its financial position, results of operations or cash flows.

17.    Subsequent Events

In July 2003, the Company acquired all the outstanding common stock of Creon Lab Control (“CLC”) of Cologne, Germany for approximately $16 million in cash. CLC specializes in Laboratory Information Management Software solutions. The acquisition will be accounted for under the purchase method of accounting and the results of operations will be included in the consolidated results of the Company beginning in the fiscal third quarter.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:

Net sales for the three month period ended June 30, 2003 (the “2003 Quarter”) and the six month period ended June 30, 2003 (the “2003 Period”) were $231.8 million and $452.8 million, respectively, compared to $217.2 million for the three month period ended June 30, 2002 (the “2002 Quarter”) and $417.5 million for the six month period ended June 30, 2002 (the “2002 Period”), an increase of 7% for the quarter and 8% for the period. Currency translation increased reported sales growth in the 2003 Quarter and 2003 Period by 7% and 8%, respectively, primarily due to the strengthening of the Euro, British pound and Canadian dollar. Trends in pharmaceutical spending did not appreciably improve this quarter and were particularly weak within drug discovery-oriented labs. These market trends had a negative impact to our high-end mass spectrometry product sales.

With respect to the Company’s performance by product line in the 2003 Quarter (excluding the effects of currency translation), HPLC sales grew approximately 5% despite continued weakness in instrument sales to U.S. pharmaceutical customers. Low double-digit sales growth of consumable products and service offerings continued in the 2003 Quarter and countered relatively flat instrument sales. Mass spectrometry sales declined approximately 20% in the 2003 Quarter following a relatively flat growth performance in the first quarter of 2003. Results for the 2003 Period exclude the impact of the disposal of the inorganic product line. Sales of Q-Tof products were down in excess of 30% in the 2003 Quarter and were offset by mid-single digit growth in our triple quadrupole business.

Geographically, the strongest areas of the world in the 2003 Period have been Asia and Japan, both achieving consistent low double-digit growth over the 2002 Period. Europe was essentially flat in the 2003 Quarter and the 2003 Period versus comparable periods last year primarily reflecting the slowdown in mass spectrometry sales. North America sales declined in the low single-digits for the 2003 Quarter and the 2003 Period over the comparable periods in 2002. In terms of market segment, sales to life science customers grew approximately 3% in the 2003 Quarter on the strength of sales of manufacturing quality control products, consumable products and service. HPLC sales to universities and government were down slightly in 2003 Quarter while sales to industrial, food and other customers were up in the low-double digits.

Sales growth for thermal analysis products was strong in the 2003 Quarter and continued in the mid-teen percentages from the first quarter of 2003, excluding the impact of the recently acquired rheology business. The expansion of this business is geographically broad-based with solid increases among core industrial chemical and pharmaceutical companies. The impact to sales in the 2003 Quarter from the rheology business acquisition and the disposal of the mass spectrometry inorganic business were essentially offsetting.

Gross Profit:

Gross profit for the 2003 Quarter and the 2003 Period was $136.3 million and $263.1 million, respectively, compared to $126.6 million for the 2002 Quarter and $242.3 million for the 2002 Period, an increase of $9.7 million or 8% for the quarter and $20.8 million or 9% for the period. Gross profit as a percentage of sales increased 50 basis points to 58.8% in the 2003 Quarter from 58.3% in the 2002 Quarter, and from 58.0% in the 2002 Period to 58.1% in the 2003 Period, respectively, on a year-to-date basis. The improvements in gross margin percentage for the 2003 Quarter and the 2003 Period are a result of benefits from foreign currency translation, higher product mix of consumable and service sales and continued success in material and manufacturing supply chain cost reduction programs. These gross margin improvements have been offset somewhat by lower mass spectrometry margins due to the sales decline in high-end higher margin Q-Tof products.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2003 Quarter and the 2003 Period were $68.7 million and $130.3 million, respectively, compared to $65.4 million for the 2002 Quarter and $121.1 million for the 2002 Period. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 29.6% for the 2003 Quarter from 30.1% for the 2002 Quarter and declined from 29.0% in the 2002 Period to 28.8% in the 2003 Period. The $3.3 million or 5% increase in total expenses for the 2003 Quarter included an increase of approximately $4.3 million as a result of currency translation, offset by a reduction in operating expenses of $1.0 million, excluding effects of currency translation. This reduction in operating expenses is due to the recently completed HPLC and mass spectrometry field sales and service integration efforts generating lower headcount and labor costs, associated fringe benefits costs and travel costs. These reductions were partially offset by annual merit increases effective April 2003 across most divisions. The increase of $9.2 million in operating expenses for the 2003 Period is primarily attributed to foreign exchange translation of approximately $8.2 million. Realized and unrealized foreign currency transaction gains and losses were gains of approximately $1.1 million and $1.9 million in the 2003 Quarter and 2003 Period, respectively, compared to losses of $.7 million and $1.0 million in the 2002 Quarter and 2002 Period, respectively.

Research and Development Expenses:

Research and development expenses were $13.8 million for the 2003 Quarter and $27.4 million for the 2003 Period, compared to $12.6 million for the 2002 Quarter and $24.9 million for the 2002 Period, an increase of $1.1 million or 9% for the 2003 Quarter and $2.4 million or 10% for the 2003 Period. The Company continued to invest significantly in the development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products. Research and development expenses increased $.4 million and $.8 million, respectively, for the 2003 Quarter and 2003 Period due to the effects of currency translation.

Purchased Intangibles Amortization:

Purchased intangibles amortization for the 2003 Quarter and the 2003 Period was $1.0 million and $2.1 million, respectively, compared to $0.9 million for the 2002 Quarter and $1.8 million for the 2002 Period. The increase of $.1 million in the quarter and $.3 million primarily relates to the intangible assets purchased as part of the Rheometrics acquistion.

Litigation Provisions:

The Company recorded a $1.5 million charge in the 2003 Period for litigation provisions. These charges primarily related to an additional provision for an outstanding environmental matter concerning the Company’s Taunton facility (Note 11). The Company recorded a $5.1 million charge in 2002 for this matter, which was the Company’s best estimate at that time. In the 2002 Period, the Company recorded a $2.8 million charge relating to the Applera patent litigation (Note 10) for liabilities associated with related product sales made in the 2002 Quarter prior to the day of the unfavorable jury verdict in March 2002.

Loss on Disposal of Business:

The Company recorded a $5.0 million charge relating to the loss on disposal of the inorganic mass spectrometry product line in the 2003 Period. There was no such charge in the 2002 Period.

Restructuring and Other Unusual Charges:

The Company recorded $1.1 million of charges in the 2003 Period for restructuring and other specific incremental charges relating to its integration of the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division. The charges include severance costs for 7 people and other directly related incremental costs of this integration effort. The Company also recorded an unrelated restructuring provision of $.1 million at its TAI subsidiary for severance and other related costs in the 2003 Period. There were no such charges in the 2002 Quarter and 2002 Period.

The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 50 employees were to be terminated of which 48 had left the Company as of June 30, 2003. In addition, the Company has committed to closing three selling and distribution facilities of which one was closed by June 30, 2003. The Company is in various stages of terminating distributor contracts.

The following table provides additional information about the Micromass and HPLC restructuring and other unusual charges:

	Balance December 31, 2002	Charges	Utilization	Balance June 30, 2003
Severance	$1,655	$512	$(1,559)	$608
Facilities	2,388	—	(41)	2,347
Distributor terminations	1,350	—	(75)	1,275
Other	78	544	(430)	192

Total	$5,471	$1,056	$(2,105)	$4,422

Operating Income:

Operating income for the 2003 Quarter and the 2003 Period was $52.8 million and $95.6 million, respectively, compared to $47.6 million for the 2002 Quarter and $91.6 million for the 2002 Period, an increase of $5.2 million or 11% for the 2003 Quarter and $4.0 million or 4% for the 2003 Period. The increase is primarily attributed to an increase in sales and a decrease in litigation provisions, offset by the loss on disposal of the inorganic mass spectrometry product line of $5.0 million and restructuring and other unusual charges of $1.2 million.

Other Income (Expense), Net:

In the 2002 Quarter and 2002 Period, the Company recorded a $7.6 million pre-tax charge for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in GeneProt and Variagenics. The impairment charges were offset by a $7.7 million termination fee received from GeneProt for cancellation of its $20.0 million order. There were no such items in 2003.

Interest Expense:

Interest expense was in a credit position of $.3 million for the 2003 Quarter, resulting from a true-up of an estimate for interest expense, resulting in a reduction of $.9 million relating to the final calculation of interest expense paid in connection with the Applera litigation (Note 10). Excluding this change in estimate, interest expense for the 2003 Quarter and the 2003 Period would have been $.6 million and $1.7 million, respectively, compared to $.4 million and $.7 million for the 2002 Quarter and the 2002 Period, respectively. The increase of $.2 million in the 2003 Quarter and $1.0 million for the 2003 Period is primarily attributed to interest expense on borrowings against the Company’s credit facility during the quarter to fund the stock repurchase programs. There were no borrowings outstanding under the credit facility during the 2002 Quarter and 2002 Period.

Interest Income:

Interest income for the 2003 Quarter and the 2003 Period was $1.6 million and $3.5 million, respectively, compared to $1.9 million for the 2002 Quarter and $3.5 million for the 2002 Period. The net decrease in the 2003 Quarter is primarily attributed to lower cash balances in 2003 as a result of the Applera litigation payment (Note 10) of $53.7 million in April 2003 and the Company’s stock repurchase programs. There was no change in interest income between the 2003 Period and the 2002 Period as average cash balances were approximately the same. In addition, the Company’s average investment yields on its available cash balances were approximately 70 basis points lower in the 2003 Period versus the 2002 Period.

Provision for Income Taxes:

The Company’s effective income tax rate was 23.0% in the 2003 Quarter and 22.6% in the 2003 Period, compared to 23.0% in the 2002 Quarter and 22.9% in the 2002 Period. The 2003 Period rate decreased primarily due to higher effective tax rates on special charges during the 2003 Period.

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

Liquidity and Capital Resources

During the 2003 Period, net cash provided by the Company’s operating activities was $49.9 million, primarily as a result of net income for the 2003 Period and adding back depreciation of $12.0 million, amortization of intangible assets of $5.8 million, loss on sale of business of $5.0 million, tax benefits related to stock option exercises of $8.5 million and a decrease in working capital needs. During the 2003 Quarter the Company paid $53.7 million in connection with the Applera patent litigation. Excluding the effects of currency translation and the Rheometrics acquistion, accounts receivable decreased approximately $15.9 million due to an expected decrease in sales volume in the 2003 Period compared to the second half of fiscal year 2002. Days-sales-outstanding (DSO’s) were approximately 76 days at June 30, 2003 and 1 day favorable in constant exchange rates versus the same period last year. Within liabilities, a decrease in accounts payable and other current liabilities used $28.2 million, primarily as income and other tax liabilities and annual incentive payments were made. An increase in deferred revenue and customer advances provided $10.1 million.

The Company completed its $200 million stock repurchase program during the 2003 Period by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Board of Directors authorized the Company to repurchase up to an additional $400 million in outstanding common shares over a two-year period. As of June 30, 2003 2,450 shares had been purchased under the plan for $66.9 million. In the aggregate, the Company repurchased 6,849 shares of its common stock for $167.5 million during the six months ended June 30, 2003. The Company had net borrowings at the end of the 2003 Period of $115.8 million, primarily relating to borrowings in the U.S. under the Company’s credit facility for the stock repurchases. Other uses of cash flow during the 2003 Period were $18.9 million for acquisitions and $20.2 million for property, plant and equipment and software capitalization investments. The Company expects the property, plant and equipment capital investment to be similar in the second half of 2003. From financing activities, the Company received $9.2 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.

The Company believes that the existing cash and cash equivalent balance of $283.0 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements, the share repurchase program and other cash outlays in the foreseeable future. The Company also held approximately $50 million of restricted cash at December 31, 2002 in connection with the standby letter of credit issued by the Company in 2002 for the unfavorable judgment in the Applera patent litigation (Note 10). Due to the March 2003 affirmed judgment in the case, the Company paid $53.7 million to Applera in April 2003. As a result of that payment, the Company will no longer be required to maintain a restricted cash balance. In July 2003, the Company paid $5.9 million in settlement of the environmental matter with the Commonwealth of Massachusetts (Note 11). In addition, the Company paid approximately $16 million for the acquisition of Creon Lab Control, Inc. in July 2003 (Note 17).

Commitments:

At June 30, 2003, the Company had aggregate borrowings outstanding under its $250.0 million line of credit of $115.0 million. The Company’s foreign subsidiaries also had available short-term lines of credit with related short-term borrowings at June 30, 2003 of $.8 million.

In May 2003, the Board of Directors authorized the Company to repurchase up to $400 million of its outstanding common stock over the next two years. As of June 30, 2003, approximately $66.9 million of common stock had been repurchased under this new stock repurchase program.

As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future. The amount of capital expenditures in the 2003 Period represents ongoing capital needs for the business and is not expected to change in a material manner for the remainder of the year. The Company’s commitments for lease agreements in the aggregate have not changed significantly from December 31, 2002.

Critical Accounting Policies and Estimates

In the Company’s Form 10-K for the year ended December 31, 2002, the Company’s most critical accounting policies and estimates upon which its financial status depends upon were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2003 Period. The Company did not make any changes in those policies during the quarter.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

The statements included in this quarterly report on form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding future results and events, including statements regarding expected financial results, future growth and customer demand that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, the outcome of ongoing patent litigation, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the short-term effect on sales and expenses as a result of the recently completed combination of the Waters and Micromass sales, service and distribution organizations, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2003. For additional information, refer to the Company’s Form 10-K, Item 7a for the year ended December 31, 2002.

Item 4.     CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)    Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1.    Legal Proceedings

Applera Corporation:

Reference regarding the Applera patent litigation against the Company is contained in Note 10, Patent Litigation on page 12 of this Form, included in Part I, Item 1, Financial Statements.

Hewlett-Packard Company:

Reference regarding the Hewlett-Packard Company and Hewlett-Packard GmbH patent litigation is contained in Note 10, Patent Litigation on page 12 of this Form, included in Part I, Item I, Financial Statements.

Perkin-Elmer Corporation:

Reference regarding the Perkin-Elmer patent litigation is contained in Note 10, Patent Litigation on page 13 of this Form, included in Part I, Item I, Financial Statements.

Environmental Legal Proceedings:

Reference regarding legal proceedings with agencies of the Commonwealth of Massachusetts is contained in Note 11, Environmental Contingency on page 13 of this Form, included in Part I, Item I, Financial Statements.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

The Waters Corporation annual meeting of stockholders was held on May 6, 2003, at which the following matters were submitted to a vote of security holders: the election of directors of the Company and the approval of the Waters Corporation 2003 Equity Incentive Plan. As of April 18, 2003, the record date for said meeting, there were 124,032,979 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 110,937,394 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Against	Abstain
Election of Directors:
For Joshua Bekenstein	88,835,008	22,102,386
For Michael J. Berendt, Ph.D.	89,093,479	21,843,915
For Douglas A. Berthiaume	88,699,933	22,237,461
For Philip Caldwell	88,096,631	21,840,763
For Edward Conard	64,960,857	45,976,537
For Laurie H. Glimcher, M.D.	89,168,547	21,768,847
For William J. Miller	88,197,739	22,739,655
For Thomas P. Salice	65,189,511	45,747,883
To approve the 2003 Equity Incentive Plan	88,198,642		18,811,314	3,927,438

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 10.2	Credit Agreement Amended, dated as of July 25, 2003 among Waters Corporation, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and other Lenders party thereto.
Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

In a Form 8-K furnished to the SEC on April 22, 2003, the Registrant reported under Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 “Disclosure Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended March 31, 2003.

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	Waters Corporation

/s/ JOHN ORNELL
John Ornell Vice President, Finance and Administration and Chief Financial Officer