Form 10-Q
period 2003-09-30
WATERS CORP /DE/
filed 2003-11-14
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 01-14010

WATERS CORPORATION (Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3668640 (I.R.S. Employer Identification No.)

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

Number of shares outstanding of the Registrant’s common stock as of November 11, 2003: 121,422,740.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$288,120	$263,312
Restricted cash (Note 2)	—	49,944
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,146 and $5,826 at September 30, 2003 and December 31, 2002, respectively	194,545	196,273
Inventories	126,150	130,241
Other current assets	16,011	13,341

Total current assets	624,826	653,111

Property, plant and equipment, net of accumulated depreciation of $124,843 and $102,680 at September 30, 2003 and December 31, 2002, respectively	106,780	100,329
Intangible assets, net	71,072	59,416
Goodwill, net	193,284	167,878
Other assets	36,205	28,184

Total assets	$1,032,167	$1,008,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$181,110	$2,665
Accounts payable	43,321	45,199
Accrued employee compensation	19,711	21,322
Deferred revenue and customer advances	57,662	48,508
Accrued retirement plan contributions	15,132	17,598
Accrued income taxes	41,014	44,345
Accrued other taxes	8,974	9,686
Accrued warranty	9,064	9,562
Accrued litigation	20,710	80,830
Other current liabilities	41,190	36,708

Total current liabilities	437,888	316,423

Long-term liabilities:
Long-term portion of post retirement benefits	23,332	20,470
Other long-term liabilities	6,002	6,715

Total long-term liabilities	29,334	27,185

Total liabilities	467,222	343,608

Commitments and contingencies (Notes 9, 11, 12 and 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 134,971 and 132,182 shares issued (including treasury shares) at September 30, 2003 and December 31, 2002, respectively	1,350	1,322
Additional paid-in capital	276,015	251,203
Retained earnings	620,127	507,638
Treasury stock, at cost, 13,687 and 4,078 shares at September 30, 2003 and December 31, 2002, respectively	(351,104)	(99,296)
Accumulated other comprehensive income	18,557	4,443

Total stockholders’ equity	564,945	665,310

Total liabilities and stockholders’ equity	$1,032,167	$1,008,918

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30

	2003	2002

Net sales	$230,381	$216,045

Cost of sales	95,045	89,832

Gross profit	135,336	126,213

Selling, general and administrative expenses	66,743	62,759

Research and development expenses	15,106	13,576

Purchased intangibles amortization	1,179	860

Restructuring and other unusual charges (credits), net (Note 13)	(135)	—

Expensed in-process research and development (Note 6)	5,160	—

Operating income	47,283	49,018

Interest expense	(312)	(216)

Interest income	1,862	1,877

Income from operations before income taxes	48,833	50,679

Provision for income taxes	12,419	11,656

Net income	$36,414	$39,023

Net income per basic common share	$0.30	$0.30

Weighted average number of basic common shares	122,240	130,788

Net income per diluted common share	$0.29	$0.29

Weighted average number of diluted common shares and equivalents	126,709	135,483

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended September 30

	2003	2002

Net sales	$683,132	$633,578

Cost of sales	284,744	265,066

Gross profit	398,388	368,512

Selling, general and administrative expenses	197,033	183,896

Research and development expenses	42,456	38,499

Purchased intangibles amortization	3,234	2,697

Litigation provisions (Notes 11 and 12)	1,500	2,800

Loss on sale of business (Note 7)	5,031	—

Restructuring and other unusual charges (credits), net (Note 13)	1,079	—

Expensed in-process research and development (Note 6)	5,160	—

Operating income	142,895	140,620

Other income (expense), net (Note 4)	—	116

Interest expense	(1,128)	(887)

Interest income	5,407	5,426

Income from operations before income taxes	147,174	145,275

Provision for income taxes	34,685	33,301

Income before cumulative effect of change in accounting principle	112,489	111,974

Cumulative effect of change in accounting principle, net of tax of $1,345 (Note 1)	—	(4,506)

Net income	$112,489	$107,468

Income per basic common share:
Income before cumulative effect of change in accounting principle per basic common share	$0.91	$0.85
Cumulative effect of change in accounting principle	—	(0.03)
Net income per basic common share	$0.91	$0.82

Weighted average number of basic common shares	124,000	131,090

Income per diluted common share:
Income before cumulative effect of change in accounting principle per diluted common share	$0.87	$0.82
Cumulative effect of change in accounting principle	—	(0.03)
Net income per diluted common share	$0.87	$0.79

Weighted average number of diluted common shares and equivalents	128,568	136,511

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30

	2003	2002

Cash flows from operating activities:
Net income	$112,489	$107,468
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for patent related costs	—	4,506
Loss on sale of business	5,031	—
Expensed in-process research and development	5,160	—
Provisions (recoveries) for doubtful accounts on accounts receivable	1,320	(82)
Provisions on inventory	—	2,023
Impairment of investments and other assets	—	7,564
Deferred income taxes	(1,068)	(795)
Depreciation	16,538	19,499
Amortization of intangibles	8,670	8,273
Tax benefit related to stock option plans	8,531	5,871
Change in operating assets and liabilities, net of acquisitions and divestitures:
Decrease in accounts receivable	15,983	23,508
Decrease (Increase) in inventories	1,973	(19,590)
Decrease in other current assets	2,655	860
(Increase) in other assets	(7,024)	(7,125)
(Decrease) Increase in accounts payable and other current liabilities	(25,707)	6,911
Increase in deferred revenue and customer advances	6,761	931
(Decrease) in accrued litigation	(60,120)	(190)
Increase in other liabilities	171	4,115

Net cash provided by operating activities	91,363	163,747
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(26,988)	(27,401)
Investments in unaffiliated companies	—	(14,500)
Business acquisitions, net of cash acquired	(35,204)	(5,851)
Proceeds from sale of business	1,183	—
Decrease (Increase) in restricted cash	49,944	(69,373)

Net cash used in investing activities	(11,065)	(117,125)
Cash flows from financing activities:
Net borrowings of bank debt	178,445	1
Payments for debt issuance costs	—	(827)
Proceeds from stock plans	16,309	8,988
Purchase of treasury shares	(251,808)	(54,275)
Payments on debt swaps	(3,236)	(1,075)

Net cash used in financing activities	(60,290)	(47,188)
Effect of exchange rate changes on cash and cash equivalents	4,800	9,558

Increase in cash and cash equivalents	24,808	8,992
Cash and cash equivalents at beginning of period	263,312	226,798

Cash and cash equivalents at end of period	$288,120	$235,790

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.     Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, manufactures and distributes, through its Waters Division, high performance liquid chromatography (“HPLC”) instruments, chromatography columns and other consumables, and related service, as well as mass spectrometry (“MS”) instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. Through its TA Instruments Division (“TAI”), the Company designs, manufactures and sells thermal analysis and rheology instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. In the third quarter of fiscal year 2003, the Company completed the integration of the Micromass field sales, service, distribution and manufacturing organization into the Waters Division and changed the internal reporting structure to reflect this integration. Accordingly, the Micromass operating segment has been integrated into the Waters operating segment. As discussed in Note 16 to the consolidated financial statements, the Company has two operating segments, which have been aggregated into one reporting segment for financial statement purposes.

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

     Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications. In particular, the Company reclassified field service expenses associated with service revenues from selling, general and administrative expenses to cost of sales in 2002. For the three months and nine months ended September 30, 2002, the amount of costs reclassified to cost of sales were $14.9 million and $42.7 million, respectively, and the gross profit as a percentage of sales decreased 6.9% and 6.7%, for each period. This change was primarily a result of the integration of the Company’s HPLC and MS field sales, service and distribution operations and to align the Company’s reporting with the majority of other companies in the same industry. In the first quarter of 2003, the Company reclassified all MS and thermal analysis demonstration (“demo”) inventory from property, plant and equipment, net, to inventories. At December 31, 2002, the amount of demo inventory reclassified to inventories was $18.7 million. The primary reason for this change was to consistently classify demo inventory across product segments.

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

Stock-Based Compensation:
The Company has four stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. No compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan since all stock-based compensation awards are granted at the current fair value of the Company’s common stock as of the date of the award.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s four stock-based compensation plans.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Compensation Expense – Fair Value Method	2003	2002	2003	2002

Net income, as reported	$36,414	$39,023	$112,489	$107,468
Deduct: total stock-based employee compensation expense, net of related tax effects	(6,500)	(6,306)	(19,500)	(18,918)

Pro forma net income	$29,914	$32,717	$92,989	$88,550

Earnings per share:
Basic – as reported	$0.30	$0.30	$0.91	$0.82
Basic – pro forma	$0.24	$0.25	$0.75	$0.68

Diluted – as reported	$0.29	$0.29	$0.87	$0.79
Diluted – pro forma	$0.24	$0.24	$0.72	$0.65

Change in Accounting for Patent Related Costs:
In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patent cases, effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs are expensed as incurred. The Company believes that this change is preferable because it provided a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change on the three months ended September 30, 2002 was to decrease net income by approximately $.4 million with no effect on net income per diluted share. The effect of the change on the nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle approximately $1.7 million or $0.01 per diluted share and net income $6.2 million or $0.05 per diluted share.

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

     The following is a rollforward of the Company’s accrued warranty liability for the period ended September 30, 2003:

	Balance	Accruals for	Settlements	Balance
	December 31, 2002	Warranties	Made	September 30, 2003

Accrued warranty liability	$9,562	$13,619	$(14,117)	$9,064

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Stockholders’ Equity:
On June 25, 2002, the Company’s Board of Directors authorized the Company to repurchase up to $200.0 million of its outstanding common shares over a one-year period. During the three months ended March 31, 2003, the Company purchased 4,399 shares of its common stock for $100.6 million, thus completing its $200.0 million stock buyback program. The total shares purchased under this program were 8,477.

     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the three months ended September 30, 2003, the Company purchased 2,760 shares of its common stock for $84.3 million. Year to date ended September 30, 2003, the Company purchased 5,210 shares of its common stock for $151.2 million. At September 30, 2003, the Company had borrowings outstanding under its credit facility of $179.0 million principally to finance share repurchases.

     In the aggregate, the Company repurchased 9,609 shares of its common stock for $251.8 million during the nine months ended September 30, 2003.

2.     Restricted Cash

At December 31, 2002, restricted cash was $49.9 million, which represented credit support for a standby letter of credit issued securing damages awarded plus interest with respect to the Applera patent litigation (Note 11). In April 2003, the Company made a payment of $53.7 million for damages and interest relating to this patent litigation and, as a result, the Company is no longer required to maintain a restricted cash balance.

3.     Inventories

Inventories are classified as follows:

	September 30, 2003	December 31, 2002

Raw materials	$43,727	$44,629
Work in progress	14,283	16,544
Finished goods	68,140	69,068

Total inventories	$126,150	$130,241

     The Company classifies demo inventory in inventories. Depreciation relating to demo inventory is included as such in the statement of cash flows. Demo inventory is depreciated over three to four years using the straight-line method. In the first quarter of 2003, the Company reclassified all MS and thermal analysis demo inventory from property, plant and equipment, net, to inventories. At December 31, 2002, the amount of demo inventory reclassified to inventories was $18.7 million. The primary reason for this change was to consistently classify demo inventory across product segments.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

4.     Business Investments

From November 2000 through February 2002, the Company made minority equity investments in GeneProt™, Inc. (“GeneProt”), in amounts aggregating to $13.6 million. The investment in GeneProt was accounted for under the cost method of accounting. Due to changes in GeneProt’s ability to generate enough commercial interest to expand its business in the U.S. market, the Company recorded pre-tax charges of $6.5 million in the nine months ended September 30, 2002 and $6.1 million in the three months ended December 31, 2002, to other income (expense) in the consolidated statements of operations, for an other-than-temporary impairment of its investment in GeneProt. The investment in GeneProt was approximately $1.0 million at September 30, 2003 and December 31, 2002, and is included in other assets. In connection with GeneProt’s canceled order of up to $20.0 million of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from GeneProt as a cancellation fee, which is recorded in other income (expense) in the consolidated statements of operations for the nine months ended September 30, 2002.

     In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”) to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics was considered a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership and $3.0 million for a license to manufacture and sell reagents, and warrants to purchase common stock. The warrants to purchase Variagenics common stock are exercisable at $14 per share for a period of 5 years. The warrants were valued at approximately $.7 million using the Black-Scholes model at December 31, 2001. The investment in Variagenics is included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). During the nine months ended September 30, 2002, the Company recorded a pre-tax $1.0 million charge to other income (expense) in the consolidated statements of operations, for an other-than-temporary impairment of the equity investment and warrants resulting from Variagenics’s public stock price declines that the Company believes reflected the lack of profitable operations and a capital market that had little liquidity for small biotech companies. In the fourth quarter of 2002, the license with Variagenics described above was deemed fully impaired as the technology collaboration program ceased and the Company abandoned the technology, and the Company recorded a $2.4 million charge to impairment of long-lived intangible asset in the consolidated statements of operations. The license was being amortized on a straight-line basis over its useful life of 15 years. On January 31, 2003 Variagenics was merged with Hyseq Pharmaceuticals and is now named Nuvelo, Inc. (“Nuvelo”). The carrying amount of the investment was approximately $2.7 million and $.8 million at September 30, 2003 and December 31, 2002, respectively.

     At September 30, 2003, no other investments and long-lived assets were determined to be impaired.

5.     Acquisitions

Creon:

In July 2003, the Company acquired, effective July 1, 2003, all of the capital stock of Creon Lab Control (“Creon”), a Company headquartered in Cologne, Germany, for approximately $16.3 million in cash. Creon specializes in Laboratory Information Management Software (“LIMS”) solutions.

     The acquisition of Creon was accounted for under the purchase method of accounting and the results of operations of Creon have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. In conjunction with the acquisition, the Company recorded a charge of $5.2 million for the write-off of acquired in-process research and development. The technological feasibility of in-process research and development projects had not been established at the date of acquisition and had no alternative future use. The Company has allocated $4.4 million of the purchase price to intangible assets comprised of customer lists and other purchased intangibles. The excess purchase price of $5.4 million after this allocation has been accounted for as goodwill.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following represents the pro forma results of the ongoing operations for Waters and Creon as though the acquisition of Creon had occurred at the beginning of the period shown. The pro forma results exclude expensed in-process research and development. The pro forma information however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Net revenues	$687,427	$638,368
Income before cumulative effect of change in accounting principle	117,149	110,199
Net income	117,149	105,693

Income per basic common share:
Income before cumulative effect of change in accounting principle	0.94	0.84
Net income	0.94	0.81

Income per diluted common share:
Income before cumulative effect of change in accounting principle	0.91	0.81
Net income	0.91	0.77

     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the Creon acquisition.

Accounts receivable	$2,201
Inventory	145
Deferred tax asset	1,850
Other current assets	74
Goodwill	5,425
Intangible assets	4,421
Other assets	371

14,487

Accrued expenses and other current liabilities	2,558
Other liabilities	748

3,306

Expensed in-process research and development	5,160

Cash consideration paid	$16,341

     The Company recorded $.2 million in purchase accounting liabilities relating to the Creon acquisition.

Rheometrics:

On January 15, 2003, the Company acquired the worldwide rheology business of Rheometric Scientific, Inc. (“Rheometrics”) for approximately $16.5 million in cash. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. The management of this business has been integrated into existing worldwide TAI operations. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $5.5 million of the purchase price to intangible assets comprised of customer lists, trademarks and other purchased intangibles. The excess purchase price of $15.0 million after this allocation has been accounted for as goodwill.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the Rheometrics acquisition.

Accounts receivable	$3,932
Inventories	1,784
Goodwill	15,007
Intangible assets	5,450
Other assets	679

26,852

Accounts payable	3,046
Accrued expenses and other current liabilities	6,408
Other liabilities	885

10,339

Cash consideration paid	$16,513

     The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, of which 64 employees were terminated as of September 30, 2003, and $.9 million in facilities related costs for three facilities, all of which have been closed as of September 30, 2003.

     The following is a rollforward of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization:

			Balance
			September 30,
	Amounts	Utilization	2003

Severance	$1,200	$(1,156)	$44
Relocation	785	(405)	380
Supplier and contract terminations	653	(576)	77
Facility related costs	900	(413)	487
Other	562	(461)	101

Total	$4,100	$(3,011)	$1,089

Korea:

In February 2003, the Company acquired the remaining 30% of its Korean distributor for approximately $2.5 million. The Company now owns 100% of its Korean distributor. The purchase price of the acquisition has been allocated to goodwill.

     The pro forma effects of the Rheometrics and Korea acquisitions are immaterial.

6.     Expensed In-Process Research and Development

In connection with Waters acquisition of Creon, the Company wrote-off the fair value of purchased in-process research and development (“IPR&D”) of various projects for the development of new products and technologies in the amount of $5.2 million. Management determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     As of the Creon acquisition date, there were several projects under development at different stages of completion. The primary basis for determining the technological feasibility of these projects was whether the product has met predetermined design specifications and complex functionality. As of the acquisition date, none of the IPR&D projects had reached predetermined design specifications and complex functionality. In assessing the technological feasibility of a project, consideration was also given to the level of complexity in future technological hurdles that each project had to overcome. As of the acquisition date, none of the IPR&D projects were considered to be technologically feasible or to have any alternative future use.

     Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 55% to 60% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $5.2 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of September 30, 2003, the projects are in various stages of completion. There are currently no expected material variations between projected results from the projects versus those at the time of the acquisition.

7.     Divestiture of Business

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

8.     Goodwill and Other Intangibles

The carrying amount of goodwill was $193.3 million and $167.9 million at September 30, 2003 and December 31, 2002, respectively. The increase is attributed to the Company’s three acquisitions (Note 5) during the period of approximately $22.9 million and currency translation adjustments of approximately $2.5 million.

     The Company’s intangible assets in the consolidated balance sheets are detailed as follows:

	September 30, 2003			December 31, 2002

			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$56,782	$27,149	12 years	$46,060	$23,917	12 years
Capitalized software	51,084	24,026	3 years	43,904	19,054	3 years
Licenses	12,852	2,174	10 years	9,760	1,178	10 years
Patents and other intangibles	8,956	5,253	7 years	8,601	4,760	7 years

Total	$129,674	$58,602	8 years	$108,325	$48,909	8 years

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the three months ended September 30, 2003 and 2002, amortization expense for intangible assets was $3.0 million and $3.1 million, respectively. For the nine months ended September 30, 2003 and 2002, amortization expense for intangible assets was $8.8 million and $8.3 million, respectively. Amortization expense for intangible assets is estimated to be approximately $12.5 million for each of the next five years.

9.     Debt

At September 30, 2003 and December 31, 2002, the Company had aggregate borrowings outstanding under its $250.0 million line of credit of $179.0 million and $0, respectively. The Company’s foreign subsidiaries also had available short-term lines of credit with related short-term borrowings at September 30, 2003 and December 31, 2002 of $2.1 million and $2.7 million, respectively. In July 2003, the Company modified its Master Credit Agreement, a revolving credit facility, which allows for a newly created domestic subsidiary to be excluded as a guarantor of the Company’s borrowing under the facility.

10.     Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2003 and 2002, was 25.4% and 23.0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2003 and 2002, was 23.6% and 22.9%, respectively. The increase in the effective tax rates is primarily due to the expensed in-process research and development charge related to the Creon acquisition of $5.2 million in the three and nine months ended September 30, 2003 not being tax deductible under German statutory law.

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

     On March 11, 2003, the District Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to this litigation. Similar claims have been asserted against the Company by the plaintiffs in Japan and Canada, and there is a possibility that claims may be made with respect to other products in the mass spectrometry product line. Based on the facts available to management, the Company believes the outcome of any such claims, should they be brought, cannot be predicted with certainty, but could be material to the Company’s financial position, results of operations and liquidity. The Company believes, however, that the results of the current U.S. litigation will not control the decisions in other countries.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company believes that any liability ultimately incurred in this matter, in current and potential future litigation, will not likely exceed the provisions recorded, including interest, court costs, legal fees and other charges. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company’s consolidated net income for the period in which such determination occurs could be materially affected. Although uncertainties exist to preclude the Company from precisely determining the amount of the exact liability, the accrued patent litigation expenses of $19.9 million and $74.9 million recorded as of September 30, 2003 and December 31, 2002, respectively, in the consolidated balance sheets, is the Company’s best estimate of its exposure for this liability based on information currently available. During the nine months ended September 30, 2003, the Company recorded a $.5 million pre-tax charge for additional liabilities associated with interest costs. During the nine months ended September 30, 2003, the Company paid damages and interest of $53.7 million, made legal payments of $.4 million, and reversed approximately $.9 million of interest as a credit to interest expense in the quarter. The Company believes it has meritorious arguments in each case, although the outcome is not certain.

     MDS, Inc. and Applied BioSystems/MDS Sciex Instruments (the “Plaintiffs”) filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Court, UK on October 31, 2003. The Plaintiffs allege that certain of the Company’s mass spectrometry products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European Patent is owned by MDS, Inc. and licensed to a joint venture with Applied BioSystems/MDS Sciex Instruments. The Plaintiffs are seeking an injunction against the Company to restrain it from infringing the Patent and an unspecified award of damages. The Company believes it has meritorious arguments of non-infringement of the Patent, although the outcome is not certain.

Hewlett-Packard Company:
The Company filed suit in the U.S. against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the U.S. was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords have been denied. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company has appealed the French decision. A German court has found the patent infringed. The Company has appealed the German decision. The Company recorded a provision in the second quarter of 2002 for estimated damages incurred with respect to this ongoing litigation. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation.

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

     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. As of September 30, 2003, no gain has been recorded and all litigation costs have been expensed as incurred.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.     Environmental Contingency

In July 2003, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company has agreed to conduct a Supplemental Environmental Project in the amount of $.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Settlement Agreement, the Company has also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations.

13.     Restructuring and Other Unusual Charges (Credits), net

In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 50 employees were to be terminated, all of which had left the Company as of September 30, 2003. In addition, the Company has committed to closing three selling and distribution facilities, one of which was closed by September 30, 2003. The Company is in various stages of terminating distributor contracts, one of which was terminated as of September 30, 2003. The provision of $1.9 million for the nine months ended September 30, 2003 represents costs incurred including severance costs for 10 employees and other directly related incremental costs of this integration effort. During the three months ended September 30, 2003, the Company reversed approximately $.9 million in restructuring reserves, primarily attributable to distribution settlements being less than previously estimated and the retention of certain employees previously selected for termination.

     At September 30, 2003, approximately $1.6 million of the Company’s liability for non-cancelable lease obligations is included in other long-term liabilities in the consolidated balance sheet with a portion to be paid extending out to 2012. The remaining $1.9 million of the liability is expected to be paid in 2003 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s Micromass and HPLC restructuring liability and other unusual charges:

	Balance				Balance

	December 31,			Reserve	September 30,
	2002	Charges	Utilization	Reversals	2003

Severance	$1,655	$1,209	$(2,320)	$(318)	$226
Facilities	2,388	—	(41)	—	2,347
Distributor terminations	1,350	—	(75)	(500)	775
Other	78	653	(468)	(124)	139

Total	$5,471	$1,862	$(2,904)	$(942)	$3,487

     For the nine months ended September 30, 2003, the Company recorded an unrelated restructuring provision of $.1 million at its TAI subsidiary for severance and other related costs. There will be further restructuring costs incurred in subsequent periods relating to the integration of Rheometrics and the integration of the mass spectrometry and HPLC manufacturing operations.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

14.     Earnings Per Share

Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended September 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$36,414	122,240	$0.30

Effect of dilutive securities:
Options outstanding		4,154
Options exercised and cancellations		315

Net income per diluted common share	$36,414	126,709	$0.29

	Three Months Ended September 30, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$39,023	130,788	$0.30

Effect of dilutive securities:
Options outstanding		4,671
Options exercised and cancellations		24

Net income per diluted common share	$39,023	135,483	$0.29

	Nine Months Ended September 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in Accounting principle per basic common share	$112,489	124,000	$0.91

Effect of dilutive securities:
Options outstanding		3,702
Options exercised and cancellations		866

Income before cumulative effect of change in Accounting principle per diluted common share	$112,489	128,568	$0.87

	Nine Months Ended September 30, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in Accounting principle per basic common share	$111,974	131,090	$0.85

Effect of dilutive securities:
Options outstanding		5,149
Options exercised and cancellations		272

Income before cumulative effect of change in Accounting principle per diluted common share	$111,974	136,511	$0.82

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the three months and nine months ended September 30, 2003, the Company had 3,595 and 3,641 stock option securities that were antidilutive, respectively. For the three months and nine months ended September 30, 2002, the Company had 3,838 and 3,805 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

15.     Comprehensive Income

Comprehensive income details follow:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income	$36,414	$39,023	$112,489	$107,468
Other comprehensive income (loss):
Foreign currency translation adjustments, Net of tax	1,344	1,698	19,057	19,714
Net appreciation (depreciation) and Realized gains (losses) on derivative instruments	(1,205)	655	(6,127)	(2,233)
Unrealized gains on investment, net of tax	613	(146)	1,184	(146)

Comprehensive income	$37,166	$41,230	$126,603	$124,803

16.     Business Segment Information

In the third quarter of fiscal year 2003, the Company completed the integration of the Micromass field sales, service, distribution and manufacturing organization into the Waters Division and changed the internal reporting structure to reflect this integration. Accordingly, the Micromass operating segment has been integrated into the Waters operating segment.

     The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters and TAI.

     Waters is in the business of manufacturing and distributing HPLC instruments, columns, other consumables and mass spectrometry instruments that can be integrated and used along with other analytical instruments. TAI is in the business of manufacturing and distributing thermal analysis and rheology instruments. The Company’s two operating segments have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

17.     Recent Accounting Standards Changes

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS 150 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003. The application of SFAS 149 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. The Company has not invested in any variable interest in any VIEs subsequent to January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE’s that are deemed significant, even if consolidation is not required. The application of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

18.     Subsequent Events

MDS, Inc. and Applied BioSystems/MDS Sciex Instruments (the “Plaintiffs”) filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Court, UK on October 31, 2003. The Plaintiffs allege that certain of the Company’s mass spectrometry products infringe European Patent (UK) No. 0 373 835 (the “Patent”). To the Company’s knowledge, the Patent is owned by MDS, Inc. and licensed to a joint venture with Applied BioSystems/MDS Sciex Instruments. The Plaintiffs are seeking an injunction against the Company to restrain it from infringing the Patent and an unspecified award of damages. The Company believes it has meritorious arguments of non-infringement of the Patent, although the outcome is not certain.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales:

Net sales for the three month period ended September 30, 2003 (the “2003 Quarter”) and the nine month period ended September 30, 2003 (the “2003 Period”) were $230.4 million and $683.1 million, respectively, compared to $216.0 million for the three month period ended September 30, 2002 (the “2002 Quarter”) and $633.6 million for the nine month period ended September 30, 2002 (the “2002 Period”), an increase of 7% for the 2003 Quarter and 8% for the 2003 Period. Currency translation increased reported sales growth in the 2003 Quarter and 2003 Period by 5% and 7%, respectively, primarily due to the strengthening of the Euro, British pound, Japanese Yen and Canadian dollar.

     With respect to the Company’s performance by product line (excluding the effects of currency translation), HPLC sales, in the 2003 Quarter and the 2003 Period, grew approximately 5% and 3%, respectively. In the 2003 Quarter and the 2003 Period chemistry grew approximately 12% and 10%, respectively, primarily as a result of continued strength in sales related to pharmaceutical production. Service grew 14% for each of these periods due to increased sales of service plans to our installed base of customers. Growth in chemistry and service were offset by a decline in instrument sales of 2% and 4% during the 2003 Quarter and the 2003 Period, respectively. The decline in instrument sales is largely attributable to a combination of postponement’s and delay’s in purchase decisions for such instruments by the Company’s customers for new and replacement products. Geographically, sales in the U.S strengthened in the 2003 Quarter, as business conditions within pharmaceutical accounts improved modestly, while U.S. sales in the 2003 Period remained relatively flat. Sales within Europe remained weak this quarter while sales in Asia continued to grow strongly.

     Mass spectrometry sales declined approximately 10% in the 2003 Quarter and the 2003 Period, excluding the impact of the disposal of the inorganic product line. The European and Japanese markets continued to experience sales declines in the 2003 Quarter. The U.S. markets had strong sales growth in the 2003 Quarter, despite weakened sales for the 2003 Period, as a result of improving business conditions within U.S. based pharmaceutical Company’s.

     Sales for thermal analysis products continued to be strong in the 2003 Quarter and 2003 Period, with growth of approximately 9% and 22.1% respectively, excluding the impact of the recently acquired rheology business. The growth of this business is geographically broad-based with increased spending by core industrial chemical and pharmaceutical companies. The impact to sales in the 2003 Quarter and 2003 Period from the rheology business acquisition added an additional 18% and 14%, respectively, to the thermal analysis business growth.

Gross Profit:

Gross profit for the 2003 Quarter and the 2003 Period was $135.3 million and $398.4 million, respectively, compared to $126.2 million for the 2002 Quarter and $368.5 million for the 2002 Period, an increase of $9.1 million or 7% for the 2003 Quarter and $29.9 million or 8% for the 2003 Period. Gross profit as a percentage of sales increased to 58.7% in the 2003 Quarter from 58.4% in the 2002 Quarter, and from 58.3% in the 2003 Period to 58.2% in the 2002 Period, respectively. The improvements in gross margin percentage for the comparable quarter last year and year-to-date results reflect benefits from foreign currency translation, higher product mix of consumable and service sales and continued success in material and manufacturing supply chain cost reduction programs. These gross margin improvements have been offset somewhat by lower mass spectrometry margins due to reduced sales of high margin mass spectrometry products.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses for the 2003 Quarter and the 2003 Period were $66.7 million and $197.0 million, respectively, compared to $62.8 million for the 2002 Quarter and $183.9 million for the 2002 Period. As a percentage of net sales, selling, general and administrative expenses remained constant for the 2003 Quarter at 29.0% compared to the 2002 Quarter and declined from 29.0% to 28.8% for the 2003 Period and 2002 Period, respectively. The $3.9 million or 6% increase in total selling, general and administrative expenses for the 2003 Quarter included an increase of approximately $3.2 million as a result of currency translation. Annual merit increases effective April 2003 across most divisions, other headcount additions and related fringe benefits and indirect costs, including the impact of the 2003 acquisitions, totaled approximately $2.2 million and were offset by a reduction in operating expenses of approximately $1.5 million. This reduction in operating expenses is due to the recently completed HPLC and mass spectrometry integration efforts generating lower headcount and labor costs, associated fringe benefits costs and travel costs.

     The increase of $13.1 million in operating expenses for the 2003 Period is primarily attributed to foreign exchange translation of approximately $11.4 million. Realized and unrealized foreign currency transaction gains and losses were gains of approximately $.3 million and $2.3 million in the 2003 Quarter and 2003 Period, respectively, compared to $0 and a loss of $1.0 million in the 2002 Quarter and 2002 Period, respectively.

Research and Development Expenses:

Research and development expenses were $15.1 million for the 2003 Quarter and $42.5 million for the 2003 Period, compared to $13.6 million for the 2002 Quarter and $38.5 million for the 2002 Period, an increase of $1.5 million or 11% for the 2003 Quarter and $4.0 million or 10% for the 2003 Period. Research and development expenses increased $.7 million and $1.6 million, respectively, for the 2003 Quarter and 2003 Period due to the effects of currency translation. The additional increases during the 2003 Quarter and 2003 Period relate to the Company’s continued commitment to invest significantly in acquisitions, specifically Creon during the quarter and Creon and Rheometrics during the period, and development of new and improved HPLC, mass spectrometry, thermal analysis and rheology products.

Purchased Intangibles Amortization:

Purchased intangibles amortization for the 2003 Quarter and the 2003 Period were $1.2 million and $3.2 million, respectively, compared to $.9 million for the 2002 Quarter and $2.7 million for the 2002 Period. The increase of $.3 million in the 2003 Quarter and $.5 million for the 2003 Period primarily relates to the intangible assets purchased as part of the Rheometrics and Creon acquisitions.

Litigation Provisions:

The Company recorded a $1.5 million charge in the 2003 Period for litigation provisions. These charges primarily related to an additional provision for an outstanding environmental matter concerning the Company’s Taunton facility (Note 12). The Company recorded a $5.1 million charge in 2002 for this matter, which was the Company’s best estimate at that time. In the 2002 Period, the Company recorded a $2.8 million charge relating to the Applera patent litigation (Note 11) for liabilities associated with related product made prior to the day of the unfavorable jury’s verdict in March 2002.

Loss on Disposal of Business:

The Company recorded a $5.0 million charge relating to the loss on disposal (Note 7) of the inorganic mass spectrometry product line in the 2003 Period. There was no such charge in the 2002 Period.

Restructuring and Other Unusual Charges (Credits), net:

The Company recorded $.8 million and $1.9 million of charges in the 2003 Quarter and 2003 Period, respectively, for restructuring and other specific incremental charges relating to its integration of the worldwide sales, service, manufacturing and distribution groups of the Micromass division with the Waters HPLC division. The 2003 Period charge includes severance costs for 10 people and other directly related incremental costs of this integration effort. During the 2003 Quarter and 2003 Period, the Company reversed approximately $.9 million in restructuring reserves, primarily attributable to distribution settlements being less than previously estimated and the retention of certain employees previously selected for termination. The Company also recorded an unrelated restructuring provision of $.1 million at its TAI subsidiary for severance and other related costs in the 2003 Period. There were no such charges in the 2002 Quarter and 2002 Period.

     The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 50 employees were to be terminated, of which all had left the Company as of September 30, 2003. In addition, the Company has committed to closing three selling and distribution facilities, of which one was closed by September 30, 2003. The Company is in various stages of terminating distributor contracts, of which one was terminated as of September 30, 2003.

     The following table provides additional information about the Micromass and HPLC restructuring and other unusual charges:

	Balance				Balance
	December 31,			Reserve	September 30,
	2002	Charges	Utilization	Reversals	2003

Severance	$1,655	$1,209	$(2,320)	$(318)	$226
Facilities	2,388	—	(41)	—	2,347
Distributor terminations	1,350	—	(75)	(500)	775
Other	78	653	(468)	(124)	139

Total	$5,471	$1,862	$(2,904)	$(942)	$3,487

     The amount of expected annual cost savings is approximately $6 million. The Company began realizing savings of approximately $1.5 million per quarter beginning in the second quarter of 2003. The Company believes that there were no material increases in other expenses or reductions in revenues as a result of this restructuring. The annual cost savings is comprised of head count reductions of approximately $4.2 million, reductions in related travel, promotional and other expenses of approximately $1.6 million and facility closures of approximately $.2 million.

Expensed In-Process Research and Development:

In connection with Waters acquisition of Creon, the Company wrote-off the fair value of purchased in-process research and development (“IPR&D”) of various projects for the development of new products and technologies in the amount of $5.2 million. Management determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

      As of the Creon acquisition date, there were several projects under development at different stages of completion. The primary basis for determining the technological feasibility of these projects was whether the product has met predetermined design specifications and complex functionality. As of the acquisition date, none of the IPR&D projects had reached predetermined design specifications and complex functionality. In assessing the technological feasibility of a project, consideration was also given to the level of complexity in future technological hurdles that each project had to overcome. As of the acquisition date, none of the IPR&D projects were considered to be technologically feasible or to have any alternative future use.

      Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to there present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 55% to 60% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $5.2 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of September 30, 2003, the projects are in various stages of completion. There are currently no expected material variations between projected results from the projects versus those at the time of the acquisition.

Operating Income:

Operating income was $47.3 million and $49.0 million for the 2003 Quarter and the 2002 Quarter, respectively, a decrease of $1.7 or 4%. The decrease is primarily attributable to an increase in sales offset by the $5.2 million charge for expensed in-process research and development relating to the Creon acquisition. Operating income was $142.9 million for the 2003 period compared to $140.6 million for the 2002 period, an increase of $2.3 million, or 2%. This increase is predominantly due to an increase in sales and a decrease in litigation provisions, offset by the loss on disposal of the inorganic mass spectrometry product line of $5.0 million, restructuring and other unusual charges of $1.1 million, and the charge for the expensed in-process research and development of $5.2 million.

Other Income (Expense), Net:

In the 2002 Period, the Company recorded a $7.6 million pre-tax charge for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in GeneProt and Variagenics (Note 4). The impairment charges were offset by a $7.7 million termination fee received from GeneProt for cancellation of its $20.0 million order. There were no such items in 2003.

Interest Expense:

Interest expense was $.3 million for the 2003 Quarter, compared to $.2 million for the 2002 Quarter, a $.1 million increase. The 2003 Quarter included interest expense related to the line of credit, offset by a $.2 million non-recurring fee adjustment, whereas there were no such charges in the 2002 Quarter. Interest expense was $1.1 million and $.9 million for the 2003 Period and 2002 Period, respectively, or a $.2 million increase for the 2003 Period. The increase is due primarily to interest expense on borrowings against the Company’s credit facility in the 2003 Period to fund the stock repurchase program. The increase was offset by a $.9 million reduction in an interest expense estimate relating to the final calculation of interest expense relating to the Applera litigation paid in May 2003 (Note 11).

Interest Income:
Interest income for the 2003 Quarter and the 2003 Period was $1.9 million and $5.4 million, respectively, compared to $1.9 million for the 2002 Quarter and $5.4 million for the 2002 Period. There was no change in interest income between the 2003 Quarter and the 2002 Quarter, and the 2003 Period and the 2002 Period as average cash balances and investment yields were approximately the same.

Provision for Income Taxes:
The Company’s effective income tax rate was 25.4% in the 2003 Quarter and 23.6% in the 2003 Period, compared to 23.0% in the 2002 Quarter and 22.9% in the 2002 Period. The 2003 Quarter and Period rate increased primarily due to lower effective tax rates on special charges and the expensed in-process research and development charge related to the Creon acquisition of $5.2 million in the 2003 Quarter not being tax deductible under German statutory law.

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

Liquidity and Capital Resources

During the 2003 Period, net cash provided by the Company’s operating activities was $91.4 million, primarily as a result of net income for the 2003 Period and adding back depreciation of $16.5 million, amortization of intangible assets of $8.7 million, loss on sale of business of $5.0 million, tax benefits related to stock option exercises of $8.5 million, expensing of in-process research and development of $5.2 million and a decrease in working capital needs. During the 2003 Period, the Company paid approximately $59.6 million in connection with both the Applera patent litigation and the DEP settlement. Excluding the effects of currency translation and the Rheometrics and Creon acquisitions, accounts receivable decreased approximately $16.0 million due to an expected decrease in sales volume in the 2003 Period compared to the same period in 2002. Days-sales-outstanding were approximately 77 days at September 30, 2003, 4 days unfavorable in constant exchange rates versus the same period last year. Within liabilities, a decrease in accounts payable and other current liabilities used $25.7 million, primarily as income and other tax liabilities, and annual incentive payments were made.

     The Company completed its $200 million stock repurchase program during the 2003 Period by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Company’s Board of Directors authorized the Company to repurchase up to an additional $400 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases. The Company believes it has the resources to fund this effort as well as to pursue acquisition opportunities in the future. As of September 30, 2003, 5,210 shares had been purchased under the 2003 plan for $151.2 million. In the aggregate, the Company repurchased 9,609 shares of its common stock for $251.8 million during the nine months ended September 30, 2003. The Company had net borrowings at the end of the 2003 Period of $181.1 million, primarily relating to borrowings in the U.S. under the Company’s credit facility for the stock repurchases. The Credit Agreement provides a $250.0 million line of credit, is unsecured in nature and has a five-year term. Loans under the Credit Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between .60% and 1.50% or 2) prime rate. Other uses of cash flow during the 2003 Period were $35.2 million for acquisitions (Note 5) and $27.0 million for property, plant and equipment and software capitalization investments. From financing activities, the Company received $16.3 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.

     In the fourth quarter of 2003, the Company intends to expand its existing $250 million Senior Revolving Credit Agreement dated February 2002 by $125 million. In addition the Company intends to amend the Senior Revolving Credit Agreement. The applicable interest to be charged will change from being based off of Debt to Total Capitalization to Debt to EBITDA. Loans under the amended Senior Revolving Credit Agreement will bear interest for each calendar quarter at an annual rate equal to, at the Company’s option 1) at the applicable LIBOR rate plus a varying margin between .60% and 1.50% or 2) prime rate. All of the other material terms and conditions will be substantially the same.

     The Company believes that the existing cash and cash equivalent balance of $288.1 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs beyond twelve months. The Company also held approximately $49.9 million of restricted cash at December 31, 2002 in connection with the standby letter of credit issued by the Company in 2002 for the unfavorable judgment in the Applera patent litigation (Note 11). As a result of the March 2003 affirmed judgment in the case, the Company paid approximately $53.7 million to Applera in April 2003. As a result of that payment, the Company is no longer required to maintain a restricted cash balance. In July 2003, the Company paid $5.9 million in settlement of the environmental matter with the Commonwealth of Massachusetts (Note 12).

Commitments:

At September 30, 2003, the Company had aggregate borrowings outstanding under its $250.0 million line of credit of $179.0 million. The Company’s foreign subsidiaries also had available short-term lines of credit with related short-term borrowings at September 30, 2003 of $2.1 million.

     In May 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400 million of its outstanding common stock over the next two years. As of September 30, 2003, approximately $151.2 million of common stock had been repurchased under this new stock repurchase program.

     As a publicly held company, the Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future. The amount of capital expenditures in the 2003 Period represents ongoing capital needs for the business and is not expected to proportionately change in a material manner for the remainder of the year. The Company’s commitments for lease agreements in the aggregate have not changed significantly from December 31, 2002.

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

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

The statements included in this quarterly report on form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding future results and events, including statements regarding expected financial results, future growth and customer demand and uncertainty relating to patent litigation that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, the outcome of ongoing patent litigation, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the availability of component parts from suppliers, the short-term effect on sales and expenses as a result of the recently completed combination of the Waters and Micromass sales, service and distribution organizations, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2003. For additional information, refer to the Company’s Form 10-K, Item 7a for the year ended December 31, 2002.

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

Part II:     OTHER INFORMATION

Item 1.     Legal Proceedings

MDS, Inc. and Applied BioSystems/MDS Sciex Instruments:
MDS, Inc. and Applied BioSystems/MDS Sciex Instruments (the “Plaintiffs”) filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Court, UK on October 31, 2003. The Plaintiff’s allege that certain of the Company’s mass spectrometry products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European Patent is owned by MDS, Inc. and licensed to a joint venture with Applied BioSystems/MDS Sciex Instruments. The Plaintiffs are seeking an injunction against the Company to restrain it from infringing the Patent together with an unspecified award of damages. The Company believes it has meritorious arguments of non-infringement of the Patent, although the outcome is not certain.

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
     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. As of September 30, 2003, no gain has been recorded and all litigation costs have been expensed as incurred.

Environmental Legal Proceedings:
In July 2003, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company has paid a civil penalty of $5.9 million, in July 2003. In addition, the Company has agreed to conduct a Supplemental Environmental Project in the amount of $.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Settlement Agreement, the Company has also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations.

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

In a Form 8-K furnished to the SEC on July 25, 2003, the Registrant reported under Item 9 “Regulation FD Disclosure” and Item 12 “Disclosure Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended June 30, 2003, supplementary disclosure of free cash flow and excerpts from its financial results conference call held on July 22, 2003.

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	Waters Corporation

/s/ John Ornell John Ornell Authorized Officer and Vice President, Finance and Administration and Chief Financial Officer