Form 10-K
period 2003-12-31
WATERS CORP /DE/
filed 2004-03-12
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 01-14010

Waters Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3668640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Maple Street

Milford, Massachusetts 01757
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (508) 478-2000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:	None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2003: $3,889,829,107.

     Indicate the number of shares outstanding of the registrant’s common stock as of March 11, 2004: 119,362,849.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:     Business

General

Waters Corporation, (“Waters” or the “Company”) an analytical instrument manufacturer, designs, manufactures and sells, through its Waters Division, high performance liquid chromatography (“HPLC”) and mass spectrometry (“MS”) instrument systems and associated service and support products, including chromatography columns and other “consumable” products. Through its TA Instruments Division (“TAI”), the Company designs, manufactures, services and sells thermal analysis and rheology instruments. The Company is also a developer and supplier of software based products which interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

      The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s HPLC instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials as well as to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. The Company’s thermal analysis and rheometry instruments are used in predicting the suitability of polymers and viscous liquids for uses in various industrial, consumer goods and health care products.

      Waters is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. The Company previously operated as the Waters Chromatography division of Millipore Corporation, prior to a management buyout of the division that became effective on August 18, 1994. Waters became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of Micromass Limited (“Micromass”) in September 1997 and TAI in May 1996.

Business Segments

As indicated above, the Company operates in the analytical instruments industry, manufacturing and distributing products in three complementary technologies: HPLC, MS and Thermal Analysis. In the third quarter of fiscal year 2003, the Company completed the integration of the Micromass field sales, service distribution and manufacturing organizations into the Waters Division and changed the internal reporting structure to reflect this integration. As a result, the Company has two operating segments, Waters Division and TAI, which have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Waters Division

HPLC

Developed in the 1950’s, HPLC is the standard technique used to identify and analyze the constituent components of a variety of chemicals and other materials. HPLC’s performance capabilities enable it to separate and identify 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications.

      The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications such as the identification of food content for nutritional labeling in the food and beverage industry, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and government agencies, and in many instances, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”), and their international counterparts, mandate testing that requires HPLC instrumentation.

      A complete HPLC system consists of five basic components: solvent delivery system, sample injector, separation column, detector and data acquisition unit. The solvent delivery system pumps the solvent through the HPLC system, while the sample injector introduces the sample into the solvent flow. The chromatography column then separates the sample into its components for analysis by the detector, which measures the presence and amount of the constituents. The data acquisition unit, usually referred to as the instrument’s software or data system, then records and stores the information from the detector.

      The primary “consumable products” for HPLC are chromatography columns. These columns are packed with separation media used in the HPLC testing process and are replaced at regular intervals. The chromatography column contains one of several types of packing, typically stationary phase particles made from silica. As the sample flows through the column, it is separated into its constituent components.

      Waters columns can be used on Waters-branded as well as its competitors’ HPLC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements.

      During 2002 and 2003, the Company experienced growth in its HPLC chromatography column and sample preparation businesses, especially in the newly introduced XterraTM and AtlantisTM columns as well as in OasisTM sample preparation cartridges.

      Based upon reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is the world’s largest manufacturer and distributor of HPLC Instruments, chromatography columns and other consumables and related services. The Company also believes that it has the leading HPLC market share in the United States, Europe and non-Japan/ Asia and believes it has a leading market share position in Japan.

      Waters manufactures HPLC instruments that are offered in configurations that allow for varying degrees of automation, from BreezeTM systems for academic research applications, to fully automated AllianceTM 2795 systems for high speed screening, and with a variety of detection technologies, from UV absorbance to MS, optimized for certain analyses. In 2003, the Company introduced new application tailored HPLC systems for the analysis of biologics as well as a new HPLC detector utilizing evaporative light scattering technology to expand the usage of HPLC to compounds that are not amenable to UV absorbance detection.

      The servicing and support of HPLC instruments and accessories is an important source of revenue for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans most typically involve scheduled instrument maintenance, a commitment to supply software and firmware upgrades and an agreement to promptly repair a non-functioning instrument in return for a fee described in a one or two year contract that is priced according to the configuration of the instrument.

      In the third quarter of 2003, Waters expanded its data management product lines through the acquisition of Creon Lab Control AG (“Creon”). The new software products available for sale by the Waters Division as a result of this acquisition expand the range of the Company’s information management offerings. The Company’s existing server based software products, Millenium and Empower, are now completed by the addition of Creon’s internet or “web” based software that enables the reporting of scientific data sourced from a broader array of instruments.

Mass Spectrometry

Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

      The Company believes it is a market leader in the development, manufacturing, sale and distribution of MS instruments. These instruments can be integrated and used along with other complementary analytical instruments and systems such as HPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography and elemental analysis systems. A wide variety of instrumental designs fall within the overall category of MS instrumentation including devices that incorporate quadrupole, ion trap, time of flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

      Currently, the Company offers and provides service, support and training for a wide range of MS instruments utilizing various combinations of quadrupole, Tof and magnetic sector designs. These instruments are used in drug discovery and development as well as for environmental testing. The majority of mass spectrometers sold by Waters are designed to utilize an HPLC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical and environmental markets worldwide. Service revenues are primarily related to the sale of parts and with billed labor associated with instrument repair and routine maintenance.

      The mass spectrometer is an increasingly important detection device for HPLC. The Company’s smaller sized mass spectrometers (such as the single quadrupole ZQTM and Waters EMDTM) are often referred to as HPLC “detectors” and are either sold as part of an HPLC system or as an HPLC upgrade. Tandem quadrupole systems, such as the Waters Quattro microTM and Quattro UltimaTM instruments, are used primarily for experiments performed for late stage drug development, including clinical trial testing, and Q-Tof Instruments such as the Company’s Q-Tof microTM and Q-Tof UltimaTM instruments, are typically used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. The majority of mass spectrometers sold by the Company are designed to use an HPLC system as the sample introduction device.

      In 2003, the Company introduced two new mass spectrometry systems, the Quattro PremierTM and the LCT PremierTM. The Quattro PremierTM is a new tandem quadrupole instrument that is designed to deliver a higher level of speed, sensitivity and reliability in a more compact configuration. The LCT PremierTM is a Q-Tof instrument designed to deliver a new level of mass accuracy and the ability for more precise quantitative analysis.

TAI

Thermal Analysis

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

      Rheometry instruments complement thermal analyzers in characterizing materials. Rheology characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of “loading” or conditions. The information obtained under such conditions provides insight to a material’s behavior during manufacturing, transport, usage and storage.

      The Company sells, supports and services these products offering through TAI, headquartered in New Castle, Delaware. This division operates independently from the Waters Division though several of its overseas offices are situated in Waters facilities. TAI has dedicated field sales and service operations and service revenue primarily derived from the sale of replacement parts and from billed labor expenses associated with the repair, maintenance and upgrade of installed systems.

      Thermal analysis and rheometry instruments are heavily used in material testing laboratories and in many cases provide information useful in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. As with HPLC, a range of instrumentation is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-SeriesTM family of differential scanning calorimeters include a range of instruments from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2002, TAI introduced a new dynamic mechanical analyzer (“DMA”), the Q800TM DMA. In 2003, TAI introduced two new DMA’s, the Q400TM DMA and the Q600TM DMA. Additionally, in the first quarter of 2003, TAI expanded its Rheology product line through the acquisition of Rheometrics Scientific, Inc. (“Rheometrics”). Within 2003, the Rheometrics product line was successfully integrated within the TA Instruments Division.

Customers

The Company has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. The Company’s technical support staff work closely with its customers in developing and implementing applications that meet their full range of analytical requirements.

      The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2003 and 2002, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry focused exclusively on HPLC, MS and thermal analysis markets. Across these technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 1,530 field representatives in 97 sales offices throughout the world. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. The Company provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

Manufacturing

The Company provides high quality HPLC products by controlling each stage of production of its instruments and columns. The Company assembles most of its HPLC instruments at its facility in Milford, Massachusetts, where it performs machining, wiring, assembly and testing. The Milford facility employs manufacturing techniques that are expected to meet the strict ISO 9002 quality manufacturing standards and FDA mandated Good Manufacturing Practices. The Company outsources manufacturing of certain electronic components such as computers, monitors and circuit boards to outside vendors that can meet the Company’s quality requirements.

      The Company manufactures its HPLC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s HPLC, MS and thermal analysis product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA.

      The Company manufactures most of its MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by outside long-standing contractors. Each stage of this supply chain is closely monitored by the Company to maintain its high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures.

      Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility and rheology products are manufactured at the Company’s New Castle, Delaware and Leatherhead, England facilities. Similar to MS, certain elements of TAI’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products which both complement and update the existing product offering. The Company’s research and development expenditures for 2003, 2002 and 2001, were $59.2 million, $51.9 million and $46.6 million, respectively. Nearly all of the current HPLC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2003, there were approximately 500 employees involved in the Company’s research and development efforts. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 3,900 employees, with 48% located in the United States, and 3,600 employees, with 51% located in the United States at December 31, 2003 and 2002, respectively. The increase of 8% over 2002 is primarily due to the acquisitions of Rheometrics and Creon. The Company considers its employee relations, in general, to be good, and the Company’s employees are not represented by any unions. The Company believes that its future success depends, in a large part, upon its continued ability to attract and retain highly skilled employees. During 2002, the Company announced and commenced a restructuring in its Micromass and HPLC organizations. The employment of approximately 55 people was terminated as a result of this organization integration of which all had left the Company as of December 31, 2003.

Competition

The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers in both domestic and foreign markets for each of its three technologies. The Company competes in its markets primarily on the basis of instrument performance, reliability and service and, to a lesser extent, price. Some competitors have instrument businesses that are more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. Some competitors have greater financial and other resources than the Company.

      In the markets served by HPLC and MS, the Company’s principal competitors include: Applied BioSystems, Inc., Agilent Technologies, Inc., Thermo Electron Corporation, Varian, Inc., Shimadzu Corporation and Bruker BioSciences Corporation. In the markets served by TAI, the Company’s principal competitors include: PerkinElmer Inc., Mettler-Toledo International Inc., Shimadzu Corporation, HAAKE and Parr-Physica.

      The market for consumable HPLC products, including separation columns, is also highly competitive but is more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns, and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price. The Company’s principal competitors for consumable products include Phenomenex, Supelco Inc., Agilent Technologies, Inc., Alltech International Holdings, Inc. and Merck and Co., Inc.

Patents, Trademarks and Licenses

The Company owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software are licensed from third parties. The Company also owns a number of trademarks. The Company’s patents, trademarks and licenses are viewed as valuable assets to its operations. However, no one patent or group of patents, or trademark or license is, in and of itself, essential to the Company such that its loss would materially affect the Company’s business as a whole.

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws. In July 2003, the Company entered into a settlement agreement (the “Environmental Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection (“DEP”), with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company agreed to conduct a Supplemental Environmental Project in the amount of $0.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Environmental Settlement Agreement, the Company also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

Available Information

The Company files all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

      The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing web-site is http://www.sec.gov. The Company also makes available free of charge on its web-site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Internet address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption About Waters > Investor Information.

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated in this form are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, MS and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) general changes in the economy or marketplace including currency fluctuations, in particular with regard to the Euro, British pound and Japanese yen, (iii) changes in the competitive marketplace, including obsolescence resulting from the introduction of technically advanced new products and pricing changes by the Company’s competitors, (iv) the ability of the Company to generate increased sales and profitability from new product introductions, (v) the ability of the Company to replace or increase the amount of its existing revolving credit agreement in the event the need of a credit facility is required, (vi) the reduction in capital spending of pharmaceutical customers, (vii) the loss of intellectual property rights in the Company’s research and development efforts, (viii) the short term effect on sales and operating expenses as a result of the recent combination of the Waters HPLC and Micromass sales, service and distribution organizations, as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligations to update any forward-looking statements.

Risk Factors

Competition and the Analytical Instrument Market:

The analytical instrument market, in particular, the portion related to the Company’s HPLC, MS and thermal analysis product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.

      Additionally, the market may, from time to time, experience low sales growth. Approximately 53% of the Company’s net sales in 2003 were to the worldwide pharmaceutical industry, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations.

Risk of Disruption:

The Company manufactures HPLC instruments at its facility in Milford, Massachusetts, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland, thermal analysis products at its facility in New Castle, Delaware and rheology products at its facilities in New Castle, Delaware and Leatherhead, England. Any prolonged disruption to the operations at these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.

Restructuring and Other Unusual Charges:

In July 2002, the Company commenced a combination of its HPLC and MS field sales, service and support organizations, the purpose of which was to enhance customer service capabilities and eliminate redundant functions. The integration efforts impacted the U.S., Canada, continental Europe, the United Kingdom and various territories in the Asia Pacific. The Company incurred charges of $2.6 million and $7.4 million for the years ended December 31, 2003 and 2002, respectively, for both restructuring and other directly related incremental costs.

      In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and various field, sales and service organizations. As a result, approximately 80 employees are to be terminated, primarily in the U.S., in the first quarter of 2004. A similar number of new employees are to be hired in various geographies around the world, primarily in sales and service functions with the goal of increasing sales. The Company expects to record a restructuring charge of approximately $2.0 million in the first quarter of 2004.

Foreign Operations and Exchange Rates:

Approximately 55% of the Company’s 2003 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

      Additionally, the U.S. dollar value of the Company’s net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations.

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

Protection of Intellectual Property:

The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company where its intellectual property does not cover competitor products or is invalidated. See, in particular, the matter discussed herein in Item 3: Legal Proceedings, under “Applera Corporation.” The Company’s patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial conditions.

Reliance on Customer Demand:

The demand for the Company’s products is dependent upon the size of the markets for its HPLC, MS and thermal analysis products, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of the factors listed above.

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

Reliance on Outside Manufacturers:

Certain components or modules of the Company’s MS instruments are manufactured by outside long-standing contractors. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

Item 2:     Properties

Waters operates 19 United States facilities and 84 international facilities, including field offices. In 2003, the Company purchased additional land in Milford, Massachusetts, providing the Company with an additional 13.7 acres for future anticipated growth. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next two to three years. The Company’s primary facilities are summarized in the table below.

     Primary Facility Locations

Location	Function (1)	Owned/Leased	Square Feet (000’s)

Franklin, MA	D	Leased	30
Milford, MA	M, R, S, A	Owned	492
Taunton, MA	M	Owned	32
Etten-Leur, Netherlands	S, D, A	Leased	36
St. Quentin, France	S, A	Leased	64
Singapore	S, A	Leased	6
Tokyo, Japan	S, A	Leased	24
Wexford, Ireland	M, R, S	Owned/ Leased	35	(2)
New Castle, DE	M, R, S, D, A	Leased	86
Leatherhead, England	M, R, S, D, A	Leased	10
Beverly, MA	S, A	Leased	77
Cheshire, England	M, R, S	Leased	28
Manchester, England	M, R, S, D, A	Leased	123
Almere, Netherlands	S, A	Leased	16
Romania	M, R	Leased	7

(1)	M = Manufacturing; R = Research; S = Sales and service; D = Distribution; A = Administration

(2)	In January 2003, the Company purchased its Wexford, Ireland facility.

      The Company operates and maintains 13 field offices in the United States and 71 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (3)

United States	International

Tustin, CA Wood Dale, IL Mt Lakes, NJ Cary, NC Parsippany, NJ Bellaire, TX Dublin, CA Ann Arbor, MI Irvine, CA Schaumburg, IL Columbia, MD Huntingdon, PA Piscataway, NJ	Australia Austria Belgium Brazil Canada Czech Republic Denmark Finland France Germany Hong Kong Hungary	India Ireland Italy Japan Korea Mexico Netherlands Norway People’s Republic of China Poland Puerto Rico Russia	Spain Sweden Switzerland Taiwan United Kingdom

_______________

(3)	The Company operates more than one office within certain states and foreign countries.

Item 3:     Legal Proceedings

Applera Corporation:

PE Corporation (since renamed Applera Corporation), MDS, Inc. and Applied Biosystems/ MDS Sciex (“the Plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware (“the Court”) on February 18, 2000. The Plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments.

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

      In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside of the United States are not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada.

      The accrued patent litigation expenses of $19.9 million and $74.9 million recorded as of December 31, 2003 and December 31, 2002, respectively, in the consolidated balance sheets, is the Company’s best estimate of its exposure for this liability. During the year ended December 31, 2003, the Company recorded a $0.5 million pre-tax charge for additional liabilities associated with interest costs. During the year ended December 31, 2003, the Company paid damages and interest of $53.7 million, made legal payments of $0.4 million, and reversed approximately $0.9 million of interest as a credit to interest expense in the fourth quarter.

      MDS, Inc. and Applied BioSystems/MDS Sciex Instruments filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Court, UK on October 31, 2003. The case alleged that certain of the Company’s MS products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European Patent is owned by MDS, Inc. and licensed to a joint venture with Applied BioSystems/MDS Sciex Instruments. The Plaintiffs in this action were seeking an injunction against the Company to restrain it from infringing the European Patent and an unspecified award of damages.

      Previously, in July 2002, the Company filed a civil action against Applera Corporation alleging patent infringement of U.S. Patent No. 5,304,798 owned by the Company. In November 2002, the University of Manitoba (the “University”) and Applera Corporation, its licensee, filed a civil action against the Company alleging patent infringement of U.S. Patent No. 6,331,702 owned by the University.

      On March 2, 2004, the Company and MDS, Inc. through its Applied Biosystems/MDS Sciex Instruments partnership and Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been submitted to the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

      The Applera Settlement Agreement provides for the resolution of all patent infringement claims in the United States made by certain of the parties against the other and of international cases brought by MDS, Inc. and Applied Biosystems/MDS Sciex Instruments against the Company with respect to alleged infringements of those parties’ patents at issue in the United Kingdom, Canada and Japan.

      In consideration of entering into the Applera Settlement Agreement and the Stipulations, the Company and MDS, Inc. and Applied Biosystems/MDS Sciex Instruments have entered into royalty paying license agreements cross licensing the use of the technology described in the parties’ respective patents at issue. In addition, the Company made a one-time payment to Applied Biosystems/MDS Sciex Instruments of $18.1 million on March 11, 2004, which is fully accrued at December 31, 2003.

Hewlett-Packard Company:

The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords have been denied. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company has appealed the French decision. A German court has found the patent infringed. The Company has appealed the German decision. The Company recorded a provision in the quarter ended June 30, 2002 for estimated damages incurred with respect to this ongoing litigation. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation.

PerkinElmer Corporation:

The Company, through its subsidiary TAI, asserted a claim against The PerkinElmer Corporation (“PE”) alleging patent infringement of three patents owned by TAI (the “TAI patents”). PE counterclaimed for infringement of a patent owned by PE (the “PE patent”). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court’s judgment, with respect to PE’s infringement of the TAI patents, was affirmed. The District Court’s judgment with respect to TAI’s non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings.

      On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. As of December 31, 2003, no gain has been recorded and all litigation costs have been expensed as incurred.

Other:

Cohesive Technologies, Inc. (“Cohesive”) has brought three suits against the Company in the U.S. District Court of Massachusetts. Cohesive alleges that several products of the Company, which are part of a much larger product line, are an infringement of two Cohesive U.S. Patents. The Company has denied infringement of such patents and has asserted several defenses. Two of the products alleged to be an infringement are now obsolete and are no longer sold in the United States. During the fourth quarter of 2001, a jury returned a verdict in one of the suits finding the Company liable for infringement of one of the two patents. The Company intends to continue to vigorously defend its position. Judgment has not been entered on the jury’s verdict and further proceedings may preclude such entry. The Company believes it has meritorious positions and should prevail either through judgment or on appeal, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

      Viscotek Corporation (“Viscotek”) filed a civil action against the Company in the Federal District Court for the Southern District of Texas, Houston Division, alleging that one option offered by the Company with a high temperature gel permeation chromatography instrument is an infringement of two of its patents. These patents are owned by E.I. DuPont de Nemours and Company (“DuPont”) and claimed to be exclusively licensed to Viscotek. DuPont is not a party to the suit. On January 16, 2004, a jury returned a verdict finding that the Company had not infringed Viscotek’s patents. Judgment has not been entered on the jury’s verdict and further post trial motions and appeals by Viscotek may preclude such entry. The Company believes it should prevail either through judgment or appeal and that any outcome of the proceedings will not be material to the Company.

Item 4:     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:     Market for Registrant’s Common Equity and Related Stockholder Matters

Equity compensation plans information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, of this document, and should be considered an integral part of Item 5. The Company’s Common Stock is registered under the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange under the symbol WAT. As of March 12, 2004, the Company had approximately 286 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in the past three years and does not plan to pay dividends in the foreseeable future.

      The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range

For the Quarter Ended	High	Low

March 31, 2002	$39.25	$25.50
June 30, 2002	29.95	22.70
September 30, 2002	27.25	17.86
December 31, 2002	28.50	19.35
March 31, 2003	24.50	19.83
June 30, 2003	31.05	20.26
September 30, 2003	32.35	26.33
December 31, 2003	33.42	27.50

Item 6:     Selected Financial Data

Reference is made to information contained in the section entitled “Selected Financial Data” on page 68 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview:

Sales grew by 8% in 2003 and by 4% in 2002. Excluding currency effects, sales remained flat in 2003 and grew 2% in 2002. In 2003, HPLC and thermal analysis sales grew by approximately 5% and 11%, respectively, while MS declined approximately 18% excluding the Inorganic business, which was sold in March 2003. Operating income for 2003 and 2002 was $219.2 million and $196.4 million, respectively. The increase of $22.8 million or 12% for the year is primarily attributable to an increase in gross profit, a decrease in litigation provisions from $7.9 million to $1.5 million and a decrease in restructuring and other unusual charges, net associated with the integration of the worldwide HPLC and MS sales, service and support organizations from $7.4 million to $0.9 million. In addition, in 2002 the Company recorded a $2.4 million charge for an other-than-temporary impairment of a long-lived asset, for which there was no such charge in 2003. Offsetting the increase in operating income is the loss on sale of the inorganic MS product line of $5.0 million, a charge for the expensed in-process research and development of $6.0 million and increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements.

      The Company completed the $200 million stock repurchase program during 2003 by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Company’s Board of Directors authorized the Company to repurchase up to an additional $400 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding number of shares through open market purchases. The Company believes it has the resources to fund this effort as well as to meet on-going operational cash flow needs and pursue acquisition opportunities in the future. As of December 31, 2003, 7,540 shares had been purchased under the 2003 plan for $224.0 million. In the aggregate, the Company repurchased 11,939 shares of its common stock for $324.6 million during 2003. The Company had net borrowings at the end of 2003 of $246.3 million, primarily relating to borrowings in the U.S. under the Company’s credit facility and term loan facility for the stock repurchases.

      In April 2003, the Company paid $53.7 million for damages and interest relating to the Applera patent litigation. Similar claims have been asserted against the Company in other countries and there is a possibility that claims may be made with respect to other products in the MS line.

      During 2003, approximately 55% of the Company’s combined net sales were derived from operations outside the United States. The Company believes that the geographic diversity of its sales reduces its dependence on any particular region. The U.S. dollar value of these revenues varies with currency exchange fluctuations, and such fluctuations can affect the Company’s results from period to period.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

(The Company has included references to the Notes of the Company’s Consolidated Financial Statements included in Item 8 below.)

Net Sales:

Net sales for 2003 were $958.2 million and were an increase of 8% compared to $890.0 million for 2002. Excluding the favorable currency effects, net sales remained essentially flat over 2002. In 2003, product sales increased $25.9 million or 4% and service sales increased $42.4 million or 22% over sales in 2002.

      With respect to the Company’s performance by product line (excluding the effects of currency translation), HPLC sales overall grew approximately 5%. In 2003, HPLC chemistry grew 11% primarily as a result of continued strength in sales related to pharmaceutical production. HPLC service sales grew 14% over

2002 due to increased sales of service plans to our growing installed base of customers. Growth in chemistry and service were offset by a decline of 1% in instrument sales during 2003. The decline in instrument sales is largely attributable to a combination of postponements and delays in purchase decisions for such instruments by the Company’s customers for new and replacement products. For the HPLC business, service revenue was approximately 27% of total HPLC revenue in 2003 compared to 25% of revenue in 2002. The growth of service revenue was geographically broad-based and was driven by increased demand from large multi-national customers for service plans to maintain a higher percentage of their installed base and newly purchased Waters instruments. Chromatography consumables account for approximately 19% of overall HPLC sales and grew by approximately 11% in 2003. Chromatography consumable growth was driven by increased utilization of existing HPLC equipment and by the successful launch of a new line of chromatography columns and sample preparation devices. Geographically, the strongest growth areas of the world for HPLC in 2003 were Asia, Japan and Eastern Europe, achieving 16%, 10% and 40% growth, respectively. The U.S. grew modestly at 2%, while Europe experienced a decline of 4%. Sales growth in Asian and Eastern European geographies is related to economic modernization and development of basic infrastructure. Japan continues to be a robust market as Waters continues to offer Japanese language software products that meet local needs. Markets in the U.S. and Europe languished in 2003 as we saw a continuation of delays in instrument replacements early in the year at many of our pharmaceutical customers.

      MS sales declined approximately 18% in 2003, excluding the impact of the sale of the inorganic product line. The decline in sales over 2002 was across most geographic areas, primarily due to the impact of the Applera patent litigation, reduced MS instrument prices and a decline in pharmaceutical capital spending. Sales to customers working on proteomics applications in the pharmaceutical industry, government and academic sector and biotech all experienced declines in instrument purchases in 2003. We believe that our sales decline is a result of a temporary market decline in 2003 as well as a loss of market share to competing technologies that resulted in the overall 18% sales decline in MS. Service revenue for the MS product line accounted for approximately 19% of total MS revenue in 2003 compared to 12% in 2002, and grew approximately 27% during this period. The growth in MS service revenue as a percentage of overall MS revenue was primarily due to the decline in MS instrument revenue, which is attributed to reduced demand from proteomics customers.

      Sales for thermal analysis products grew 20% in 2003, excluding the impact of the acquired rheology business. The growth of this business is geographically broad-based with increased spending by core industrial chemical and pharmaceutical companies. The impact of sales in 2003 from the rheology business acquisition added an additional 16% to the thermal analysis business growth. TAI service revenue was approximately 26% of total TAI revenue. Compared to 2002, TAI service revenue grew by approximately 41% primarily as a result of providing service to a larger installed base of instruments and the Rheometrics acquisition.

Gross Profit:

Gross profit for 2003 was $560.4 million compared to $516.5 million for 2002, an increase of $43.9 million or 8%. Gross profit as a percentage of sales increased to 58.5% in 2003 from 58.0% in 2002. The increase in gross profit of 8% is generally linear with the net sales increase of 8% which is mostly attributed to favorable foreign exchange in 2003.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses for 2003 and 2002 were $264.3 million and $246.8 million, respectively. As a percentage of net sales, selling, general and administrative expenses remained relatively flat at 27.6% for 2003 compared to 27.7% for 2002. The $17.4 million or 7% increase in total selling, general and administrative expenses for 2003 included an increase of approximately $17.7 million as a result of currency translation, offset by a reduction in operating expenses of $0.3 million. The reduction in operating expenses includes cost savings of $4.5 million from the recently completed HPLC and MS field sales and service integration efforts, generating lower headcount and labor costs, associated fringe benefits and travel costs. These reductions were offset by annual merit increases across most divisions and other headcount additions and related fringe benefits and indirect costs associated with the 2003 acquisitions totaling approximately

$4.2 million. The Company experienced realized and unrealized foreign currency transaction gains of approximately $2.2 million in 2003 compared to losses of $0.8 million in 2002, an increase of $3.0 million.

Research and Development Expenses:

Research and development expenses were $59.2 million for 2003 and $51.9 million for 2002, an increase of $7.3 million or 14%. The increase is primarily attributable to an increase in headcount due to acquisitions, specifically Creon and Rheometrics, and to the Company’s continued commitment to invest significantly in the development of new and improved HPLC, MS, thermal analysis and rheology products. In addition, the Company incurred contract research and development costs of $1.8 million related to new product development efforts for the Q-Tof product line.

Goodwill and Purchased Intangibles Amortization:

Purchased intangibles amortization for 2003 was $4.2 million compared to $3.6 million for 2002, an increase of $0.6 million or 18%. The increase primarily relates to amortization associated with the intangible assets purchased as part of the Rheometrics and Creon acquisitions.

Litigation Provisions:

Litigation provision for 2003 was $1.5 million compared to $7.9 million for 2002. The Company recorded $1.5 million and $5.1 million in 2003 and 2002, respectively, relating to an environmental matter concerning the Company’s Taunton facility (Note 13). In 2002, the Company recorded $2.8 million for the Applera patent litigation (Note 12) for liabilities associated with product sales made prior to the day of the unfavorable jury’s verdict in March 2002.

Loss on Sale of Business:

The Company recorded a $5.0 million charge relating to the loss on the sale (Note 8) of the inorganic MS product line in 2003. There was no such charge in 2002.

Impairment of Long-Lived Asset:

In 2002, the Company recorded a $2.4 million charge for an other-than-temporary impairment of its technology license with Variagenics, as the technology collaboration program was discontinued (Note 5). There was no such charge in 2003.

Restructuring and Other Unusual Charges, net:

The Company recorded $2.6 million in 2003 and $7.4 million in 2002 for restructuring and other directly related incremental costs relating to its integration of the worldwide HPLC and MS sales, service, manufacturing and support organizations. The charge in 2003 includes severance costs for 13 people, distributor terminations and other directly related incremental costs of this integration effort. The charge in 2002 includes severance costs for 42 people, contract cancellation fees, non-cancelable lease obligations and other directly related incremental costs.

      During 2003, the Company reversed approximately $1.9 million in restructuring reserves, primarily attributable to distribution and facility settlements being less than previously estimated and the retention of certain employees previously selected for employment termination. There were no such reversals in 2002.

      The Company has included in the consolidated balance sheet in other long-term liabilities approximately $1.1 million and $1.8 million at December 31, 2003 and 2002, respectively, for non-cancelable lease obligations with a portion to be paid out extending to 2012. The remaining $1.5 million and $3.7 million of the liability is included in other current liabilities in the consolidated balance sheet at December 31, 2003 and 2002, respectively.

      The following is a rollforward of the Company’s HPLC and MS integration restructuring liability (in thousands):

	Balance				Balance
	December 31,			Reserve	December 31,
	2002	Charges	Utilization	Reversals	2003

Severance	$1,655	$1,553	$(2,672)	$(505)	$31
Facilities	2,388	—	(60)	(391)	1,937
Distributor terminations	1,350	400	(325)	(950)	475
Other	78	661	(568)	(8)	163

Total	$5,471	$2,614	$(3,625)	$(1,854)	$2,606

      The amount of expected annual cost savings is approximately $6.0 million. The Company began realizing savings of approximately $1.5 million per quarter beginning in the second quarter of 2003. The Company believes that there were no material increases in other expenses or reductions in revenues as a result of this restructuring. The annual cost savings is comprised of head count reductions of approximately $4.2 million, reductions in related travel, promotional and other expenses of approximately $1.6 million and facility closures of approximately $0.2 million.

      The Company also recorded an unrelated restructuring provision of $0.1 million at its TAI subsidiary for severance and other related costs in 2003. There were no such charges in 2002.

Expensed In-Process Research and Development:

In connection with the acquisition of Creon, the Company wrote-off the fair value of purchased in-process research and development (“IPR&D”) of various projects for the development of new products and technologies in the amount of $6.0 million. The amount was determined by identifying research projects for which technological feasibility had not been established and had no alternative future uses. As of the acquisition date, there were four projects that met the above criteria. The significant IPR&D projects identified consist of the E Lab notebook and the automatic LC-MS dereplication system. The IPR&D charges associated with these projects were $4.5 million and $0.8 million, respectively.

      Management determined the valuation of the IPR&D using a number of factors, including engaging a third party valuation firm to provide an independent appraisal. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

      The primary basis for determining the technological feasibility of these projects was whether the product has met predetermined design specifications and complex functionality. As of the acquisition date, none of the IPR&D projects had reached predetermined design specifications and complex functionality. In assessing the technological feasibility of a project, consideration was also given to the level of complexity in future technological hurdles that each project had to overcome. As of the acquisition date, the Company estimated the E Lab notebook to be 90% complete and the automatic LC-MS dereplication system to be 85% complete.

      Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 55% to 60% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $6.0 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of December 31, 2003, the IPR&D projects still had not reached technological feasibility. The expected remaining costs to complete these projects are not considered material to the Company and there are currently no expected material variations between projected results from the projects versus those at the time of the acquisition. The Company expects the projects to be completed within the next twelve months.

Other Income (Expense), Net:

In 2003 and 2002, the Company recorded $0.3 million and $6.0 million, respectively, in pre-tax charges for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in GeneProt and Variagenics (Note 5). During 2002, the Company recorded a $1.0 million charge to other income (expense), in the consolidated statements of operations, for an other-than-temporary impairment of the equity investment and warrants resulting from Variagenics public stock price declines that the Company believes reflected the lack of profitable operations and a capital market that had little liquidity for small biotech companies. In addition, in 2002, the Company recorded pre-tax charges of $12.6 million to other income (expense) for an other-than-temporary impairment of its investment in GeneProt. This charge was recorded because to the Company’s knowledge, GeneProt had been unable to generate enough commercial interest to expand its business in the U.S. market. Additionally, during 2003 and 2002, the Company recorded a $0.3 million and $0.1 million charge, respectively, to other income (expense) for the impairment of certain other equity investments. The impairment charges in 2002, were offset by a $7.7 million termination fee received from GeneProt for cancellation of its $20.0 million order. There were no such off-setting charges in 2003.

Interest Expense:

Interest expense was $2.4 million and $2.5 million for 2003 and 2002, respectively. Total interest expense in 2003 was offset by a $0.9 million reduction in an interest expense estimate relating to the calculation of interest expense for the Applera litigation paid in April 2003 (Note 12). Excluding this reduction, interest expense for 2003 would have been $3.3 million, or an increase of 32%. This increase primarily relates to interest expense on borrowings against the Company’s credit facility to fund the stock repurchase program (Note 10). In 2002, the interest expense primarily related to accrued post-judgment interest associated with the Applera litigation.

Interest Income:

Interest income for 2003 and 2002 was $7.1 million and $7.5 million, respectively. The decline in interest income is primarily due to lower yields and lower cash balances in the United Kingdom.

Provision for Income Taxes:

The Company’s effective income tax rate was 23.6% in 2003 and 22.1% in 2002. The 2003 effective tax rate increased primarily due to lower effective tax rates on special charges and the expensed in-process research and development charge related to the Creon acquisition of $6.0 million not being tax deductible under German statutory law.

Cumulative Effect of Change in Accounting Principle:

In 2002, the method of accounting for patent related costs associated with patent litigation was changed effective January 1, 2002 from a method of capitalizing the patent related costs and amortizing them over their estimated remaining economic life to expensing the costs as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income for 2002. There were no such changes for 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales:

Net sales for 2002 were $890.0 million and were an increase of 4% compared to $859.2 million for 2001. Excluding the favorable effects of a weaker U.S. dollar, 2002 net sales increased by 2% over 2001. Product line sales growth in 2002 before the effects of currency was 7% for HPLC and 3% for TAI, offset by an 8% decline for MS.

      Sales grew by 4% in 2002 and by 8% in 2001. Excluding currency effects, sales grew 2% in 2002 and 10% in 2001. Sales growth, before currency effects, in both years reflected increased customer demand for new products. In both years, sales growth was primarily driven by a combination of the replacement of existing instruments, increased service revenues from a larger installed instrument base and the sales of new instruments and consumables to customers to address their increased sample testing needs. In addition, sales growth before currency effects in 2001 reflected increased demand for new MS products such as the Q-Tof UltimaTM used in drug and life science research. In 2002, Waters’ growth was driven primarily by improved HPLC instrument sales outside of the United States and increased global demand for HPLC consumables and services. HPLC instrument sales outside of the United States were driven by new AllianceTM HPLC configurations introduced in early 2002. Product line sales growth in 2002 before the effects of currency was 7% for HPLC, offset by a decline of 8% for MS, and growth of 3% for TAI. Sales for MS systems were adversely impacted by the effect of on-going patent litigation in the United States. As a result of this litigation, the Company withdrew the Quattro UltimaTM triple quadrupole MS and versions of the Q-Tof UltimaTM, configurations from the US market effective mid-March 2002. The Company estimates that total MS sales in 2002 were reduced by approximately $35 million as a result of this litigation. Sales of high performance triple quadrupole instruments (Quattro UltimaTM and its predecessor) in the United States in 2001 were approximately $20 million. The Q-Tof UltimaTM was first shipped in mid-2001 and 2001 sales in the United States were approximately $20 million.

      Sales growth for HPLC was driven by relatively healthy life science and pharmaceutical demand in Europe and new business associated with recent economic modernization in Eastern Europe. However, this growth was somewhat offset by flat sales growth in the United States. The weakness in demand experienced in the United States was primarily related to reduced order volume from large pharmaceutical accounts during the fourth quarter.

      TAI’s sales growth was largely due to the success of its newly introduced Q-SeriesTM differential scanning calorimeter (DSC) systems and thermal gravimetric analysis systems (TGA).

      For the HPLC business, service revenue grew 19% in 2002 and was approximately 25% of total HPLC revenue in 2002 compared to 23% of revenue in 2001. The growth of service revenue was geographically broad-based and was driven by increased demand from large multi-national customers for service plans to maintain a higher percentage of their installed base and newly purchased Waters instruments. Chromatography consumables account for approximately 18% of overall HPLC sales and grew by approximately 1% in 2002. However, the consumables business in 2001 included a bulk media chromatography supply contract that terminated in early 2002. The growth of the chromatography business, without considering sales of this bulk media in the prior year, was approximately 10%. Chromatography consumable growth was driven by increased utilization of existing HPLC equipment and by the successful launch of a new line of chromatography columns and sample preparation devices.

      The Company’s MS product line was affected in the U.S. by the March 2002 unfavorable patent litigation ruling involving sales of certain MS products. Service revenue accounted for approximately 17% of total MS revenue in 2002 compared to 15% in 2001, and grew approximately 11% during this period. The growth in MS service revenue as a percentage of overall MS revenue was primarily due to the decline in MS instrument revenue, which is attributed to the Applera litigation.

      TAI service revenue was approximately 9% of total TAI revenue. Compared to 2001, TAI service revenue grew by approximately 18% primarily as a result of providing service to a larger installed base of instruments.

Gross Profit:

Gross profit for 2002 was $516.5 million compared to $497.3 million for 2001, an increase of $19.2 million or 4%. The majority of the increase in gross profit is due to a 4% increase in sales volume from 2001 to 2002. Gross profit as a percentage of sales increased to 58.0% in 2002 from 57.9% in 2001. These gross profit amounts and gross profit percentages reflect a reclassification of certain labor and related costs associated with service revenues that were previously classified in operating expenses and included in selling, general and administrative expenses. The Company experienced a higher mix of sales of more profitable consumables and services in 2002 as well as reductions in HPLC manufacturing costs due to lower material costs. The Company experienced growth in its HPLC chromatography column and sample preparation businesses, especially in the newly introduced X-TerraTM, AtlantisTM columns as well as in OasisTM sample prep cartridges. Service revenue growth across all product groups was a result of higher demand for service plan contracts from major multi-national pharmaceutical and chemical customers. In addition, the Company acquired the businesses of its Irish and Korean distributors in early 2002 and mid- 2001, respectively. As such, the incremental profit from direct billings have increased gross profit and gross profit percentages in 2002, as well as operating expenses. The Company experienced an increase in service labor costs, offsetting some of the above-mentioned increases in gross profit and gross profit percentage.

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

Research and Development Expenses:

Research and development expenses were $51.9 million for 2002 and $46.6 million for 2001, an increase of $5.3 million or 11%. The Company continued to invest significantly in the development of new and improved HPLC, MS, thermal analysis and rheology products.

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

Impairment of Long-Lived Asset:

In 2002, the Company recorded a $2.4 million charge for an other-than-temporary impairment of its technology license asset with Variagenics, as the technology collaboration program was discontinued. There was no such charge in 2001.

Restructuring and Other Unusual Charges:

The Company recorded $7.4 million of charges in the fourth quarter of 2002 for restructuring and other directly related incremental costs relating to its integration of the worldwide sales, service and distribution groups of the Micromass division with the Waters HPLC division. The charges in 2002 include severance costs for 42 people, cancellation penalties for distributor contracts, facility closure costs and other specific incremental costs related to this integration. The objective of this strategy is to leverage the strengths of both divisions and align operating expenses to a more rational level as a percentage of sales. There was no such charge in 2001.

      The Company has included in the consolidated balance sheet in other long-term liabilities approximately $1.8 million at December 31, 2002, for non-cancelable lease obligations with a portion to be paid out extending to 2012. The remaining $3.7 million of the liability is included in other current liabilities in the consolidated balance sheet at December 31, 2002.

      The following table provides additional information about the 2002 restructuring and other unusual charges (in thousands):

	Balance			Balance
	December 31,			December 31,
	2001	Charges	Payments	2002

Severance	$—	$2,210	$(555)	$1,655
Facilities	—	2,400	(12)	2,388
Distributor terminations	—	1,350	—	1,350
Other	—	1,444	(1,366)	78

Total	$—	$7,404	$(1,933)	$5,471

      The amount of expected annual cost savings was approximately $6.0 million. The Company believes that there were no material increases in other expenses or reductions in revenues as a result of this restructuring. The annual cost savings is comprised of head count reductions of approximately $4.2 million, reductions in related travel, promotional and other expenses of approximately $1.6 million and facility closures of approximately $0.2 million.

Other Income (Expense), Net:

In 2002, the Company recorded $13.7 million in pre-tax charges for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in GeneProt and Variagenics. The impairment charges were offset by a $7.7 million termination fee received from GeneProt for cancellation of its $20.0 million order. To the Company’s knowledge, this cancellation was due to changes in GeneProt’s ability to generate enough commercial interest to expand its business in the U.S. market. In 2001, the Company recorded a $7.1 million pre-tax charge for an other-than-temporary impairment to the carrying amount of certain equity investments, primarily its investment in Variagenics.

Interest Expense:

Interest expense was $2.5 million and $1.3 million for 2002 and 2001, respectively. The increase in interest expense is due to an increase in interest expense due to accrued post-judgment interest associated with the Applera patent litigation (Note 12).

Interest Income:

Interest income for 2002 and 2001 was $7.5 million and $6.2 million, respectively. The increase of $1.3 million or 20% was due to higher cash balances in 2002.

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

Liquidity and Capital Resources

During 2003, net cash provided by the Company’s operating activities was $152.8 million, primarily as a result of net income for 2003 and adding back depreciation of $22.0 million, amortization of intangible assets of $11.9 million, loss on sale of business of $5.0 million, tax benefits related to stock option exercises of $17.6 million, expensing of in-process research and development of $6.0 million and changes in working capital needs primarily accounts payable and accrued expenses. During 2003, the Company paid approximately $59.6 million in connection with both the Applera patent litigation and the DEP settlement. Excluding the effects of currency translation and the Rheometrics and Creon acquisitions, accounts receivable decreased approximately $7.2 million due to improved collection efforts at the end of 2003 compared to 2002. Days-sales-outstanding stood at 71 days at December 31, 2003 and 2002, respectively. Within liabilities, a decrease in accounts payable and other current liabilities used $31.0 million, primarily as income and other tax liabilities, and annual incentive payments were made.

      The Company completed its $200 million stock repurchase program during 2003 by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Company’s Board of Directors authorized the Company to repurchase up to an additional $400 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding number of shares through open market purchases. The Company believes it has the resources to fund this effort as well as to pursue acquisition opportunities in the future. As of December 31, 2003, 7,540 shares had been purchased under the 2003 plan for $224.0 million. In the aggregate, the Company repurchased 11,939 shares of its common stock for $324.6 million during 2003. The Company had net borrowings at the end of 2003 of $246.3 million, primarily relating to borrowings in the U.S. under the Company’s credit facility and term loan facility for the stock repurchases.

      In December 2003, the Company amended its existing $250.0 million Senior Revolving Credit Agreement dated February 2002 by closing on a $125.0 million Add-On Term Loan Facility. The applicable interest to be charged changed from being based on the ratio of debt to total capitalization to debt to EBITDA. Loans under the amended Senior Revolving Credit Agreement will bear interest for each quarter at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate. Other uses of cash flow during the 2003 were $35.2 million for acquisitions (Note 5) and $34.6 million for property, plant and equipment and software capitalization investments. From financing activities, the Company received $27.8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.

      The Company believes that the existing cash and cash equivalent balance of $356.8 million and expected cash flow from operating activities together with borrowings available from its credit facility will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs beyond twelve months. The Company also held approximately $49.9 million of restricted cash at December 31, 2002 in connection with the standby letter of credit issued by the Company for the unfavorable judgment in the Applera patent litigation (Note 12). As a result of the March 2003 affirmed judgment in the case, the Company paid approximately $53.7 million to Applera in April 2003, and the Company is no longer required to maintain a restricted cash balance. In March 2004, the Company made a one time payment to the Plaintiffs in the Applied BioSystems/MDS Sciex Instruments matter of $18.1 million, which is fully accrued at December 31, 2003. In July 2003, the Company paid $5.9 million in settlement of the environmental matter with the DEP in the Commonwealth of Massachusetts matter (Note 13).

Commitments:

The Company paid $43.2 million in the first quarter of 2004 for the acquisition of NuGenesis Technologies Corporation, (“NuGenesis”). The Company has various ongoing license and collaboration agreements in conjunction with its research and development efforts, totaling $1.2 million for the periods 2004 through 2008. Capital expenditures in 2004 are expected to be modestly higher than 2003 levels, as the Company is evaluating its future facility needs. The Company has commitments for lease agreements, expiring at various dates through 2019, covering certain buildings, office equipment and automobiles.

      The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses was approximately $2.9 million in 2003, $5.4 million in 2002, and $4.0 million in 2001. Future minimum licenses payable under existing license agreements as of December 31, 2003 are $0.8 million, $0.4 million, and immaterial for 2004, 2005 and 2008 and thereafter, respectively.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s commitments as of December 31, 2003 (in thousands):

	Payments Due by Year

Contractual Obligations	Total	2004	2005	2006	2007	After 2007

Long-term debt	$125,000	$—	$20,000	$20,000	$85,000	$—
Operating Leases	84,910	18,270	14,892	11,503	8,567	31,678
Other long-term liabilities	350	—	350	—	—	—

Total	$210,260	$18,270	$35,242	$31,503	$93,567	$31,678

	Amount of Commitments Expiration Per Period

Other Commercial Commitments	Total	2004	2005	2006	2007	After 2007

Letters of Credit	$2,284	$2,273	$11	$—	$—	$—

      From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Note 12, Patent Litigation and Note 13, Environmental Contingency, will not be material to the financial position or results of operations.

      The Company paid $43.2 million in the first quarter of 2004 for the NuGenesis acquisition. This is described in more detail in Note 22, Subsequent Events.

      During fiscal year 2004, the Company expects to contribute $10.0 million to the Company’s retirement plans.

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

Critical Accounting Policies and Estimates

Summary:

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations that require management to make estimates about matters that are highly uncertain. On an on-going basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped all advance payments received associated with that particular order are reclassified to accounts receivable to offset against the customer invoice. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term, and revenue is amortized on a straight-line basis over the contract term. At December 31, 2003, the Company had current and long-term deferred revenue liabilities of approximately $55.9 million and $5.6 million, respectively.

      Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, installation hours and amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.

Loss Provisions on Accounts Receivable and Inventory:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2003 was $214.3 million, net of allowances for doubtful accounts and sales returns of $5.6 million. Historically, the Company has not experienced significant bad debt losses.

      The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2003 was $128.8 million, net of write-downs to net realizable value of $15.1 million.

Valuation of Equity Investments:

The Company holds minority equity interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. For investments where a company is not publicly traded, the Company obtains and reviews quarterly and annual financial statements and progress of technological expectations. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In the fourth quarter of 2003, the Company recorded a $0.3 million charge to other expense, in the consolidated statements of operations, for the impairment of certain equity investments. At December 31, 2003, the Company had equity investments totaling $18.2 million included in other assets on the balance sheet.

Long-Lived Assets, Intangible Assets and Goodwill:

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patent, trademark and intellectual properties such as licenses.

      When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets, and goodwill amounted to $376.9 million as of December 31, 2003. In 2002, SFAS 142, Goodwill and Other Intangible Assets, became effective and as a result, the Company ceased amortization of approximately $163.5 million of goodwill as of December 31, 2001. The Company had recorded approximately $4.0 million of amortization on these amounts during 2001. In lieu of amortization, the Company is required to perform annual impairment reviews of its goodwill. The Company performed its annual review during 2003 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that at the time future reviews are completed, a material impairment charge will not be recorded.

Warranty:

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2003, the Company’s warranty liability was $11.1 million.

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

      The Company has realized significant income tax benefits associated with the exercise of its nonqualified stock options. The corresponding credit was to additional paid-in-capital. Because of the outstanding stock options, the Company believes that it is more likely than not that the U.S. deferred tax assets will not be realized. Therefore, a valuation allowance has reduced to zero all the deferred tax assets relating to U.S. income.

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

      With respect to the claims referenced in Item 3, management of the Company to date has been able to make both of these determinations, and thus has recorded charges with respect to the claims described under the headings “Applera Corporation” and “Hewlett-Packard Company.” As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges, which could materially impact the Company’s results of operation or financial position.

Recent Accounting Standards Changes

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. The revised SFAS 132 is effective, with some exceptions, for fiscal years ending after December 15, 2003.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

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

      In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004, thus the Company will implement the new provisions effective March 31, 2004. As FIN 46R was recently issued and contains provisions that the accounting profession continues to analyze, the Company’s assessment of the impact of FIN 46R on all VIEs with which it is involved is ongoing. However, at this time and based on management’s current interpretation, the Company does not believe that the implementation of FIN 46R will have a material impact on the Company’s Consolidated financial statements, earnings or capital resources.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS 150 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company is exposed to financial risk in several areas including changes in foreign exchange rates and interest rates. The Company attempts to minimize its exposures by using certain financial instruments, for purposes other than trading, in accordance with the Company’s overall risk management guidelines. Further information regarding the Company’s accounting policies for financial instruments and disclosures of financial instruments can be found in Notes 2 and 10 to the Company’s consolidated financial statements.

Foreign Exchange

The Company has operations in various countries and currencies throughout the world, with approximately 29% of its sales denominated in Euros, 9% in Yen and smaller sales exposures in other currencies. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements and forward foreign exchange contracts to partially mitigate such effects, and these agreements are designated as foreign currency hedges of a net investment in foreign operations. The debt swap agreements effectively swap higher U.S. dollar variable rate borrowings for lower variable rate borrowings denominated in the respective currencies. During 2003, the Company opened and subsequently closed debt swap agreements in Japanese yen. In December 2003, the Company entered into new debt swap agreements in Japanese yen, with notional amounts totaling $25.0 million, with terms of three months and an interest rate of 0.06%. For the year ended December 31, 2003, the Company recorded cumulative net pre-tax gains of $1.6 million in accumulated other comprehensive income (loss), which consisted of realized gains of $1.3 million relating to the closed debt swap agreements and unrealized gains of $0.3 million relating to the Japanese yen swap agreements, both of which partially offset hedged foreign exchange impacts. At December 31, 2002, the Company held debt swap agreements in Japanese yen with notional amounts totaling $25.0 million, with terms of three months and an interest rate of 0.07%. For the year ended December 31, 2002, the Company recorded cumulative net pre-tax gains of $1.0 million in accumulated other comprehensive income (loss), which consisted of realized losses of $1.4 million and unrealized gains of $0.4 million.

      During 2003, the Company also opened forward foreign exchange contracts in British pounds. For the year ended December 31, 2003, the Company recorded realized losses of $3.3 million in accumulated other comprehensive income (loss) relating to forward foreign exchange contracts in British pounds that were entered in to and closed in 2003. As of December 31, 2003, the Company had no open forward foreign exchange contracts in British pounds. At December 31, 2002, the Company held forward foreign exchange contracts in British pounds with notional amounts totaling $40.0 million and terms of forty-five days. For the year ended December 31, 2002, the Company recorded unrealized gains of $0.3 million in accumulated other comprehensive income (loss) relating to these forward foreign exchange contracts.

      Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair market value of the debt swap agreements as of December 31, 2003 would decrease by $2.5 million.

      The Company also enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the Euro and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward contracts are recorded in selling, general and administrative expenses in the consolidated statement of operations. At December 31, 2003 and December 31, 2002, the Company held forward foreign exchange contracts with notional amounts totaling approximately $32.0 million and $69.0 million, respectively.

Interest Rates

The Company is exposed to the risk of interest rate fluctuations when borrowing in connection with its credit agreement. As a result, the Company may periodically attempt to minimize its interest rate exposures by using certain financial instruments such as interest swap agreements for purposes other than trading. At December 31, 2003 and 2002, there were no outstanding interest swap agreements.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of Waters Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for patent related costs in 2002. Also discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 28, 2004, except as to Note 22
which is as of March 12, 2004

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except per share data)
Assets
Current assets:
Cash and cash equivalents	$356,781	$263,312
Restricted cash (Note 2)	—	49,944
Accounts receivable, less allowances for doubtful accounts and sales returns of $5,638, and $5,826 at December 31, 2003 and 2002, respectively	214,260	201,094
Inventories	128,810	130,241
Other current assets	15,548	13,341

Total current assets	715,399	657,932
Property, plant and equipment, net	108,162	100,329
Intangible assets, net	72,164	60,066
Goodwill	196,556	167,878
Other assets	38,580	29,035

Total assets	$1,130,861	$1,015,240

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and debt	$121,309	$7,486
Accounts payable	43,884	45,199
Accrued employee compensation	19,802	21,322
Deferred revenue and customer advances	55,923	48,508
Accrued retirement plan contributions	14,025	16,053
Accrued income taxes	42,638	44,345
Accrued other taxes	8,255	9,686
Accrued warranty	11,051	9,562
Accrued litigation	20,747	80,830
Other current liabilities	40,887	36,708

Total current liabilities	378,521	319,699
Long-term debt	125,000	—
Long-term portion of post retirement benefits	28,863	23,516
Other long-term liabilities	8,000	6,715

Total liabilities	540,384	349,930
Commitments and contingencies (Notes 10, 12, 13, 14, 15, 19 and 22)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at December 31, 2003 and 2002	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 136,708 and 132,182 shares issued (including treasury shares) at December 31, 2003 and 2002, respectively	1,367	1,322
Additional paid-in capital	289,046	251,203
Retained earnings	678,529	507,638
Treasury stock, at cost, 16,017 and 4,078 shares at December 31, 2003 and 2002, respectively	(423,874)	(99,296)
Accumulated other comprehensive income (loss)	45,409	4,443

Total stockholders’ equity	590,477	665,310

Total liabilities and stockholders’ equity	$1,130,861	$1,015,240

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Product sales	$723,151	$697,266	$696,613
Service sales	235,054	192,701	162,595

Total net sales	958,205	889,967	859,208

Cost of product sales	285,752	273,166	273,854
Cost of service sales	112,096	100,302	88,077

Total cost of sales	397,848	373,468	361,931
Gross profit	560,357	516,499	497,277

Selling, general and administrative expenses	264,252	246,816	219,007
Research and development expenses	59,242	51,923	46,602
Goodwill and purchased intangibles amortization	4,242	3,600	7,141
Litigation provisions (Note 12 and 13)	1,500	7,900	75,000
Loss on sale of business (Note 8)	5,031	—	—
Impairment of long-lived intangible asset (Note 5)	—	2,445	—
Restructuring and other unusual charges, net (Note 14)	918	7,404	—
Expensed in-process research and development (Note 7)	6,000	—	—

Operating income	219,172	196,411	149,527
Other income (expense), net (Note 5)	(250)	(5,997)	(7,066)
Interest expense	(2,367)	(2,480)	(1,258)
Interest income	7,131	7,477	6,223

Income from operations before income taxes	223,686	195,411	147,426
Provision for income taxes	52,795	43,193	32,883

Income before cumulative effect of changes in accounting principles	170,891	152,218	114,543
Cumulative effect of changes in accounting principles, net of tax of $1,345 for 2002 (Note 2)	—	(4,506)	—

Net income	$170,891	$147,712	$114,543

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share	$1.39	$1.17	$0.88
Cumulative effect of changes in accounting principles	—	(0.03)	—
Net income per basic common share	$1.39	$1.13	$0.88
Weighted average number of basic common shares	123,189	130,489	130,559

Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share	$1.34	$1.12	$0.83
Cumulative effect of changes in accounting principles	—	(0.03)	—
Net income per diluted common share	$1.34	$1.09	$0.83
Weighted average number of diluted common shares and equivalents	127,579	135,762	137,509

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$170,891	$147,712	$114,543
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for patent related costs	—	4,506	—
Loss on sale of business	5,031	—	—
Expensed in-process research and development	6,000	—	—
(Recoveries) provisions for doubtful accounts on accounts receivable	(188)	749	491
Provisions on inventory	918	2,646	569
Impairment of investments and other assets	250	16,121	7,066
Deferred income taxes	(5,926)	(756)	1,841
Depreciation	21,983	26,044	20,638
Amortization of goodwill and other intangibles	11,865	11,150	13,313
Tax benefit related to stock option plans	17,582	7,033	12,739
Change in operating assets and liabilities, net of acquisitions and divestitures:
Decrease (increase) in accounts receivable	11,973	(2,019)	(20,584)
Decrease (increase) in inventories	3,628	(4,575)	(17,595)
(Increase) decrease in other current assets	(242)	383	1,181
Increase in other assets	(2,456)	(5,791)	(10,659)
(Decrease) increase in accounts payable and other current liabilities	(30,005)	5,163	(19,132)
Increase (decrease) in deferred revenue and customer advances	3,277	(727)	9,594
(Decrease) increase in accrued litigation	(60,120)	5,830	75,000
Increase in other liabilities	2,544	5,951	145

Net cash provided by operating activities	157,005	219,420	189,150
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(34,586)	(37,965)	(42,408)
Investments in unaffiliated companies	—	(14,500)	(4,000)
Business acquisitions, net of cash acquired	(35,204)	(5,851)	(2,580)
Proceeds from sale of business	1,183	—	—
Decrease (increase) in restricted cash	49,944	(49,944)	—
Loan repayments from officers	—	—	723

Net cash used in investing activities	(18,663)	(108,260)	(48,265)

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from financing activities:
Net borrowings (repayment) of bank debt	238,823	1,751	(3,739)
Payments for debt issuance costs	(436)	(827)	—
Proceeds from stock plans	27,824	11,276	9,018
Purchase of treasury shares	(324,578)	(99,296)	—
(Payments) proceeds from debt swaps	(5,273)	(1,423)	6,803

Net cash (used in) provided by financing activities	(63,640)	(88,519)	12,082

Effect of exchange rate changes on cash and cash equivalents	18,767	13,873	(1,678)

Increase in cash and cash equivalents	93,469	36,514	151,289
Cash and cash equivalents at beginning of period	263,312	226,798	75,509

Cash and cash equivalents at end of period	$356,781	$263,312	$226,798

Supplemental cash flow information:
Income taxes paid	$39,353	$35,878	$36,619
Interest paid	$3,457	$491	$756

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Number of		Additional	Deferred			Other	Total	Statement of
	Common	Common	Paid-in	Stock Option	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income

	(In thousands)
Balance December 31, 2000	129,811	$1,298	$211,161	$—	$245,383	$—	$(6,061)	$451,781
Comprehensive income, net of tax:
Net income	—	—	—	—	114,543	—	—	114,543	$114,543
Other comprehensive income (loss):
Foreign currency translation, net of tax							(7,473)	(7,473)	(7,473)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax		—	—	—	—	—	5,070	5,070	5,070
Minimum pension liability adjustment	—	—	—	—	—	—	(4,679)	(4,679)	(4,679)
Unrealized gains (losses) on investments, net		—	—	—	—	—	746	746	746

Other comprehensive income (loss)	—	—	—	—	—	—	(6,336)	(6,336)	(6,336)

Comprehensive income									$108,207

Issuance of common stock for Employee Stock Purchase Plan	61	1	2,228	—	—	—	—	2,229
Stock options exercised	1,046	10	6,779	—	—	—	—	6,789
Tax benefit related to stock option plans	—	—	12,739	—	—	—	—	12,739

Balance December 31, 2001	130,918	$1,309	$232,907	$—	$359,926	$—	$(12,397)	$581,745

Comprehensive income, net of tax:
Net income	—	—	—	—	147,712	—	—	147,712	$147,712
Other comprehensive income (loss):
Foreign currency translation, net of tax							26,489	26,489	26,489
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax		—	—	—	—	—	(495)	(495)	(495)
Minimum pension liability adjustment	—	—	—	—	—	—	(9,189)	(9,189)	(9,189)
Unrealized gains (losses) on investments, net		—	—	—	—	—	35	35	35

Other comprehensive income (loss)	—	—	—	—	—	—	16,840	16,840	16,840

Comprehensive income									$164,552

Issuance of common stock for Employee Stock Purchase Plan	88	1	2,318	—	—	—	—	2,319
Stock options exercised	1,176	12	8,945	—	—	—	—	8,957
Tax benefit related to stock option plans	—	—	7,033	—	—	—	—	7,033
Treasury stock	—	—	—	—	—	(99,296)	—	(99,296)

Balance December 31, 2002	132,182	$1,322	$251,203	$—	$507,638	$(99,296)	$4,443	$665,310

Comprehensive income, net of tax:
Net income	—	—	—	—	170,891	—	—	170,891	$170,891
Other comprehensive income (loss):
Foreign currency translation, net of tax							40,443	40,443	40,443
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax		—	—	—	—	—	(1,121)	(1,121)	(1,121)
Minimum pension liability adjustment	—	—	—	—	—	—	116	116	116
Unrealized gains (losses) on investments, net		—	—	—	—	—	1,528	1,528	1,528

Other comprehensive income (loss)	—	—	—	—	—	—	40,966	40,966	40,966

Comprehensive income									$211,857

Issuance of common stock for Employee Stock Purchase Plan	95	1	2,196	—	—	—	—	2,197
Stock options exercised	4,431	44	25,583	—	—	—	—	25,627
Tax benefit related to stock option plans	—	—	17,582	—	—	—	—	17,582
Valuation allowance related to stock option deferred tax asset	—	—	(7,518)	—	—	—	—	(7,518)
Treasury stock	—	—	—	—	—	(324,578)	—	(324,578)

Balance December 31, 2003	136,708	$1,367	$289,046	$—	$678,529	$(423,874)	$45,409	$590,477

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1	Description of Business, Organization and Basis of Presentation

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, manufactures and distributes, through its Waters Division, high performance liquid chromatography (“HPLC”) instruments, chromatography columns and other consumables, and related service, as well as mass spectrometry (“MS”) instruments, which are complementary products that can be integrated and used along with other analytical instruments, especially HPLC. HPLC, the largest product segment of the analytical instrument market, is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. Through its TA Instruments Division (“TAI”), the Company designs, manufactures and sells thermal analysis and rheology instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. In the third quarter of fiscal year 2003, the Company completed the integration of the HPLC and MS worldwide sales, service and support organizations. Accordingly, the Micromass operating segment (“Micromass”) has been integrated into the Waters operating segment. As discussed in Note 20 to the consolidated financial statements, the Company has two operating segments, Waters Division and TAI, which have been aggregated into one reporting segment for financial statement purposes.

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

Reclassification

Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications. In particular, the Company reclassified field service expenses associated with service revenues from selling, general and administrative expenses to cost of sales in 2002. For the years ended December 31, 2002 and 2001 the amount of costs reclassified to cost of sales were $58.4 million and $50.7 million, respectively, and the gross profit as a percentage of sales decreased 6.6% and 5.9%, for each period. This change was primarily a result of the integration of the Company’s HPLC and MS worldwide sales, service and support organizations and to align the Company’s reporting with the majority of other companies in the same industry. In the first quarter of 2003, the Company reclassified all MS and thermal analysis demonstration (“demo”) inventory from property, plant and equipment, net, to inventories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2002 the amount of demo inventory reclassified to inventories was $18.7 million. The primary reason for this change was to consistently classify demo inventory across product lines.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares. All material intercompany balances and transactions have been eliminated.

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 55% in 2003, 62% in 2002 and 57% in 2001. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

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

Restricted Cash

At December 31, 2002, restricted cash was $49.9 million, which represented credit support for a standby letter of credit issued securing damages awarded plus interest with respect to the Applera patent litigation (Note 12). In April 2003, the Company made a payment of $53.7 million for damages and interest relating to this patent litigation and, as a result, the Company is no longer required to maintain a restricted cash balance.

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 53% in 2003, 57% in 2002 and 63% in 2001. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2003, 2002 and 2001. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings and improvements — thirty years, leasehold improvements — the shorter of fifteen years or life of lease, and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the statement of operations.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” and no longer amortizes goodwill. Under the transition provisions of SFAS 142, there was no goodwill impairment at January 1, 2002. The Company tests for goodwill impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for all reporting units. SFAS 142 defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using a discounted cash flows technique which includes certain management assumptions such as estimated future cash flows, estimated growth rates and discount rates. During fiscal year 2001, goodwill was amortized on a straight-line basis.

      For the year ended December 31, 2001 the Company’s goodwill amortization expense was approximately $4.0 million. Goodwill amortization expense per basic common share and per diluted common share for the year ended December 31, 2001 would have been $0.03. Pro forma net income for the year ended December 31, 2001 would have been $117.6 million, excluding goodwill amortization expense at the Company’s effective tax rate of 24%. Reported net income for the year ended December 31, 2001 was $114.5 million. Pro forma net income per basic common share and pro forma net income per diluted common share for the year ended December 31, 2001 would have been $0.90 and $0.85, respectively. Reported net income per basic common share and net income per diluted common share for the year ended December 31, 2001 was $0.88 and $0.83, respectively.

      The Company’s intangible assets include purchased technology, capitalized software development costs, as discussed below, costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses, and debt issuance costs. Purchased intangibles are recorded at their fair market values as of the acquisition date and amortized over their estimated useful lives ranging from two to fifteen years. Other intangibles are amortized over a period ranging from three to fifteen years. Debt issuance costs are amortized over the life of the related debt using the effective interest method.

Software Development Costs

The Company capitalizes software development costs for products offered for sale in accordance with SFAS 86. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to five years.

      The Company capitalizes internal software development costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized over the period of economic benefit which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates a straight-line basis over ten years. For the years ended December 31, 2003 and 2002, capitalized internal software included in property, plant and equipment totaled $1.7 million and $2.1 million net of accumulated amortization of $2.1 million and $1.7 million respectively.

Change in Accounting for Patent Related Costs

In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. Prior to the change, the Company capitalized these patent costs and amortized them over the estimated remaining economic life of the patent. Under the new method, these costs are expensed as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income as of January 1, 2002. The effect of the change for the year ended December 31, 2002 was to decrease income before cumulative effect of change in accounting principle approximately $2.8 million or $0.02 per diluted share and net income $7.3 million or $0.05 per diluted share.

      Pro forma net income for the year ended December 31, 2001 would have been $112.5 million had the change in accounting for patent related costs occurred at the beginning of 2001. Reported net income for the year ended December 31, 2001 was $114.5 million. Pro forma net income per basic common share and pro forma net income per diluted common share for the year ended December 31, 2001 would have been $0.86 and $0.82, respectively. Reported net income per basic common share and net income per diluted common share for the year ended December 31, 2001 was $0.88 and $0.83, respectively. The pro forma amounts reflect the effect of retroactive application of this change had the new method been in effect for all periods presented.

Investments

The Company accounts for its investments that represent less than twenty percent ownership using SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, these securities are considered available-for-sale investments and unrealized gains and losses are charged or credited to other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments are included in the consolidated statements of operations.

      Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2003 and 2002 are included in other assets.

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors including but not limited to operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is separately identified in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

On August 9, 2002, the Board of Directors approved the adoption of a stock purchase rights plan where a dividend of one fractional preferred share purchase right (a “Right”) was declared for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on August 27, 2002 to the stockholders of record on that date. The Rights, which expire on August 27, 2012, become exercisable only under certain conditions. When they first become exercisable, each Right will entitle its holder to buy from Waters one one-hundredth of a share of new Series A Junior Participating Preferred Stock (authorized limit of 4,000) for $120.00. When a person or group actually has acquired 15% or more of Waters’ common stock, the Rights will then become exercisable for a number of shares of Waters’ common stock with a market value of twice the exercise price ($120.00) of each Right. In addition, the Rights will then become exercisable for a number of shares of common stock of the acquiring company with a market value of twice the exercise price per Right. The Board of Directors may redeem the Rights at a price of $0.001 per Right up until 10 days following a public announcement that any person or group has acquired 15% or more of the Company’s common stock.

      On June 25, 2002, the Board of Directors authorized the Company to repurchase up to $200 million of its outstanding common shares over a one-year period. During the years ended December 31, 2003 and 2002, the Company purchased 4,399 shares of its common stock for $100.6 million and 4,078 shares of its common stock for $99.3 million, respectively. The total shares purchased under this program were 8,477 thus completing its $200.0 million stock buyback program.

      On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400 million of its outstanding common shares over a two-year period. During the year ended December 31, 2003, the Company purchased 7,540 shares of its common stock for $224.0 million. At December 31, 2003, the Company had borrowings outstanding under its credit facility of $236.5 million principally to finance share repurchases.

      In the aggregate, the Company has repurchased 11,939 shares of its common stock for $324.6 million during the year ended December 31, 2003. The Company’s share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding number of shares through open market purchases.

Hedge Transactions

The Company records its hedge transactions in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

      The Company currently uses derivative instruments to manage exposures to foreign currency risks. The Company’s objectives for holding derivatives are to minimize foreign currency risk using the most effective methods to eliminate or reduce the impact of foreign currency exposure. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or net investment hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has operations in various countries and currencies throughout the world. As a result, the Company’s financial position, results of operations and cash flows are affected by fluctuations in foreign currency exchange rates. The Company uses debt swap agreements and forward foreign exchange contracts to partially mitigate such effects, and these agreements are designated as foreign currency hedges of a net investment in foreign operations. The debt swap agreements effectively swap higher U.S. dollar variable rate borrowings for lower variable rate borrowings denominated in the respective currencies. During 2003 and 2002, the Company opened and subsequently closed debt swap agreements in Japanese yen. In December 2003, the Company entered into new debt swap agreements in Japanese yen with notional amounts totaling $25.0 million, with terms of three months and an interest rate of 0.06%. For the year ended December 31, 2003, the Company recorded cumulative net pre-tax gains of $1.6 million in OCI, which consisted of realized gains of $1.3 million relating to the closed debt swap agreements and unrealized gains of $0.3 million relating to the Japanese yen swap agreements, both of which partially offset hedged foreign exchange impacts. At December 31, 2002, the Company held debt swap agreements in Japanese yen with notional amounts totaling $25.0 million, with terms of three months and an interest rate of 0.07%. For the year ended December 31, 2002, the Company recorded cumulative net pre-tax gains of $1.0 million in OCI, which consisted of realized losses of $1.4 million and unrealized gains of $0.4 million. At December 31, 2001, the Company held debt swap agreements in Japanese yen with notional amounts totaling $27.0 million, with terms of three months and an interest rate of 0.15%. For the year ended December 31, 2001, the Company recorded cumulative net pre-tax gains of $7.8 million in OCI, which consisted of realized gains of $6.8 million and unrealized gains of $1.0 million. In December 2002, the Company opened forward foreign exchange contracts in British pounds with notional amounts totaling $40.0 million and terms of forty-five days. For the years ended December 31, 2003 and 2002, the Company recorded realized losses of $3.3 million and unrealized gains of $0.3 million, respectively, in OCI relating to these forward foreign exchange contracts.

      The Company also enters into forward foreign exchange contracts, not designated as cash flow hedging instruments under SFAS 133, principally to hedge the impact of currency fluctuations on certain intercompany balances. Principal hedged currencies include the euro and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in intercompany balances. Gains and losses on these forward contracts are recorded in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gains and losses from currency fluctuations on intercompany balances and these forward contracts were $3.4 million in 2003 and not material for 2002 and 2001. At December 31, 2003 and December 31, 2002, the Company held forward foreign exchange contracts with notional amounts totaling approximately $32.0 million and $69.0 million, respectively.

Revenue Recognition

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

      The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based on several factors, including hourly service, billing rates, installation hours and amounts charged by third parties.

      The Company recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company generally structures its sales arrangements as FOB shipping point or international

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalent and accordingly, recognizes revenue upon shipment. In some cases, FOB destination based shipping terms are included in sales arrangements in which cases revenue is recognized when the products arrive at the customer site.

      Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of return are generally not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria is satisfied. Discounts from list prices are recorded as a reduction to sales.

      Nearly all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipment under the provisions of SOP 97-2, “Software Revenue Recognition,” as no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

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

      The following is a rollforward of the Company’s accrued warranty liability for the year ended December 31, 2003 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	warranties	made	End of Period

Accrued warranty liability:
2003	$9,562	$15,611	$(14,122)	$11,051
2002	$10,100	$18,586	$(19,124)	$9,562

Advertising Costs

All advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses for 2003, 2002 and 2001 were $9.6 million, $8.3 million and $7.6 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expensed In-Process Research and Developments Expenses

Costs to acquire in-process research and development (“IPR&D”) projects and technologies, which have not reached technological feasibility at the date of acquisition and have no alternative future use, are expensed as incurred (see Note 7).

Stock-Based Compensation

The Company has five stock-based compensation plans, which are described in Note 16. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation,” for its plans. Accordingly, no compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan since all stock based compensation awards are granted at the current fair value of the Company’s common stock as of the date of the award.

      The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s five stock-based compensation plans.

Compensation Expense — Fair Value Method
(in thousands, except per share data)	2003	2002	2001

Net income, as reported December 31	$170,891	$147,712	$114,543
Deduct: total stock-based employee compensation expense, net of related tax effects	(25,999)	(25,222)	(18,954)

Pro forma net income	$144,892	$122,490	$95,589

Net income per share:
Basic — as reported	$1.39	$1.13	$0.88
Basic — pro forma	$1.18	$0.94	$0.73
Diluted — as reported	$1.34	$1.09	$0.83
Diluted — pro forma	$1.14	$0.90	$0.70

      The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. Relevant data are described below (options issued are in thousands):

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2003	2002	2001

Options issued	2,104	1,602	2,251
Risk-free interest rate	4.1%	3.3%	5.5%
Expected life in years	7.5	7.5	7.5
Expected volatility	.541	.561	.565
Expected dividends	0	0	0

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant	2003	2002	2001

Exercise price	$31.60	$21.74	$36.73
Fair value	$20.13	$13.28	$23.79

Income Per Share

In accordance with SFAS 128, “Earnings Per Share,” the Company presents two earnings per share (“EPS”) amounts. Income per basic common share is based on income available to common shareholders and the weighted average number of common shares outstanding during the periods presented. Income per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Recent Accounting Standards Changes

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. The revised SFAS 132 is effective, with some exceptions, for fiscal years ending after December 15, 2003. It does not change the measurement or recognition of those plans.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretations (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

      In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004, thus the Company will implement the new provisions effective March 31, 2004. As FIN 46R was recently issued and contains provisions that the accounting profession continues to analyze, the Company’s assessment of the impact of FIN 46R on all VIEs with which it is involved is ongoing. However, at this time and based on management’s current interpretation, the Company does not believe that the implementation of FIN 46R will have a material impact on the Company’s Consolidated financial statements, earnings or capital resources.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3     Inventories

Inventories are classified as follows (in thousands):

	December 31

	2003	2002

Raw materials	$41,768	$44,629
Work in progress	14,031	16,544
Finished goods	73,011	69,068

Total inventories	$128,810	$130,241

4     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31

	2003	2002

Land and land improvements	$5,536	$3,945
Buildings and leasehold improvements	59,264	51,302
Production and other equipment	168,394	143,310
Construction in progress	6,372	4,452

Total property, plant and equipment	239,566	203,009
Less: accumulated depreciation and amortization	(131,404)	(102,680)

Property, plant and equipment, net	$108,162	$100,329

5     Business Investments

In November 2000 and February 2002, the Company made minority equity investments in GeneProtTM, Inc. (“GeneProt”), a privately held company, of $3.6 million and $10.0 million, respectively. The investment in GeneProt is accounted for under the cost method of accounting. To the Company’s knowledge, due to changes in GeneProt’s ability to generate enough commercial interest to expand its business in the U.S. market, the Company recorded pre-tax charges of $12.6 million to other income (expense) in the consolidated statements of operations during the year ended December, 31, 2002, for an other-than-temporary impairment of its investment in GeneProt. The investment in GeneProt was approximately $1.0 million at December 31, 2003 and 2002, and is included in other assets. In connection with GeneProt’s canceled order of up to $20.0 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from GeneProt as a cancellation fee, which is recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2002.

      In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”), a publicly traded company, to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics was considered a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership and $3.0 million for a license to manufacture and sell reagents, and warrants to purchase common stock. The warrants to purchase Variagenics common stock are exercisable at $14 per share for a period of 5 years. The warrants were valued at approximately $0.7 million using the Black-Scholes model. The investment in Variagenics is included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). During 2002 and 2001, the Company recorded a $1.0 million and $6.4 million charge, respectively, to other income (expense), in the consolidated statements of operations, for an other than temporary impairment of the equity investment and warrants resulting from Variagenics public stock price declines. In the fourth quarter of 2002, the license with Variagenics described above was deemed fully impaired as the technology collaboration program ceased, and the Company abandoned the technology and the Company recorded a $2.4 million charge to impairment of long-lived intangible asset in the consolidated statements of operations. The license was being amortized on a straight-line basis over its useful life of 15 years. On January 31, 2003 Variagenics was merged with Hyseq Pharmaceuticals and is now named Nuvelo, Inc. (“Nuvelo”). The carrying amount, which approximates market value, of the investment was approximately $3.2 million and $0.8 million at December 31, 2003 and 2002, respectively.

      Other minority equity investments made during 2003 and 2002 were $1.8 million and $4.5 million, respectively. Excluding the effects of currency, sales to these entities during 2003 and 2002 were approximately $1.4 million and $7.0 million, respectively.

      During 2003 and 2002, the Company recorded a $0.3 million and $0.1 million charge, respectively, to other income (expense) in the consolidated statements of operations for the impairment of certain other equity investments. At December 31, 2003, no other investments and long-lived assets were determined to be impaired.

6     Acquisitions

Creon:

In July 2003, the Company acquired, effective July 1, 2003, all of the capital stock of Creon, a Company headquartered in Cologne, Germany, for approximately $16.3 million in cash. Creon specializes in Laboratory Information Management Software (“LIMS”) solutions.

      The acquisition of Creon was accounted for under the purchase method of accounting and the results of operations of Creon have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. In conjunction with the acquisition, the Company recorded a charge of $6.0 million for the write-off of acquired in-process research and development. The technological feasibility of in-process research and development projects had not been established at the date of acquisition and they had no alternative future use. The Company has allocated $4.4 million of the purchase price to intangible assets comprised of customer lists and other purchased intangibles. The excess purchase price of $5.6 million after this allocation has been accounted for as goodwill.

      The following represents the pro forma results of the ongoing operations for Waters and Creon as though the acquisition of Creon had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma results exclude expensed in-process research and development. The pro forma

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Net revenues	$962,500	$896,855	$866,229
Income before cumulative effect of change in accounting principle	176,391	150,107	113,203
Net income	176,391	145,601	113,203
Income per basic common share (excluding expensed in-process research and development charge):
Income before cumulative effect of change in accounting principle	1.43	1.15	0.87
Net income	1.43	1.12	0.87
Income per diluted common share (excluding expensed in-process research and development charge):
Income before cumulative effect of change in accounting principle	1.38	1.11	0.82
Net income	1.38	1.07	0.82

      The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the Creon acquisition (in thousands):

Accounts receivable	$2,201
Inventory	145
Deferred tax asset	2,500
Other current assets	74
Goodwill	5,552
Intangible assets	4,421
Other assets	371

Total assets acquired	15,264

Accrued expenses and other current liabilities	4,175
Other liabilities	748

Total liabilities acquired	4,923

Expensed in-process research and development	6,000

Cash consideration paid	$16,341

Rheometrics:

On January 15, 2003, the Company acquired the worldwide rheology business of Rheometrics for approximately $16.5 million in cash. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. This business has been integrated into existing worldwide TAI operations. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $5.5 million of the purchase price to intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets comprised of customer lists, trademarks and other purchased intangibles. The excess purchase price of $15.0 million after this allocation has been accounted for as goodwill.

      The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the Rheometrics acquisition (in thousands):

Accounts receivable	$3,932
Inventories	1,784
Goodwill	15,007
Intangible assets	5,450
Other assets	679

Total assets acquired	26,852

Accounts payable	3,046
Accrued expenses and other current liabilities	6,408
Other liabilities	885

Total liabilities acquired	10,339

Cash consideration paid	$16,513

      The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, of which 64 employees were terminated as of December 31, 2003, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of December 31, 2003.

      The following is a rollforward of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

			Balance
			December 31,
	Amounts	Utilization	2003

Severance	$1,200	$(1,143)	$57
Relocation	785	(490)	295
Supplier and contract terminations	653	(586)	67
Facility related costs	900	(694)	206
Other	562	(554)	8

Total	$4,100	$(3,467)	$633

Korea:

In February 2003, the Company acquired the remaining 30% of its Korean distributor for approximately $2.5 million. The Company now owns 100% of its Korean distributor. The purchase price of the acquisition has been allocated to goodwill.

      The pro forma effects of the Rheometrics and Korea acquisitions are immaterial.

During 2002 and 2001, the Company made business acquisitions totaling $5.9 million and $2.6 million, respectively. The business acquisitions were accounted for under the purchase method of accounting and the results of operations of the acquired companies have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisitions have been allocated to tangible and intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and any assumed liabilities based on respective fair market values. Any excess purchase price after this allocation has been accounted for as goodwill. With respect to the 2002 acquisitions, the Company allocated approximately $2.6 million of the purchase price to customer contracts and non-compete covenants. Fixed assets and intangible assets are being amortized over their expected useful lives.

7     Expensed In-Process Research and Development

In connection with the acquisition of Creon, the Company wrote-off the fair value of purchased IPR&D of various projects for the development of new products and technologies in the amount of $6.0 million. The amount was determined by identifying research projects for which technological feasibility had not been established and had no alternative future uses. As of the acquisition date, there were four projects that met the above criteria. The significant IPR&D projects identified consist of the E Lab notebook and the automatic LC-MS dereplication system. The IPR&D charges associated with these projects were $4.5 million and $0.8 million, respectively.

      Management determined the valuation of the IPR&D using a number of factors, including engaging a third party valuation firm to provide an independent appraisal. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

      The primary basis for determining the technological feasibility of these projects was whether the product has met predetermined design specifications and complex functionality. As of the acquisition date, the IPR&D projects had not reached predetermined design specifications and complex functionality. In assessing the technological feasibility of a project, consideration was also given to the level of complexity in future technological hurdles that each project had to overcome.

      Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 55% to 60% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $6.0 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of December 31, 2003, the IPR&D projects still had not reached technological feasibility. The expected remaining costs to complete these projects are not considered material to the Company and there are currently no expected material variations between projected results from the projects versus those at the time of the acquisition. The Company expects the projects to be completed within the next twelve months.

8     Divestiture of Business

On March 26, 2003, the Company sold the net assets of its mass spectrometry inorganic product line for approximately $1.2 million in cash and the balance in notes receivable. Assets sold included inventory and certain accounts receivable, and liabilities assumed by the acquirer consisted of deferred service revenue and advance payment obligations, and warranty and installation obligations. The Company recorded a loss on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal of approximately $5.0 million, including severance costs of approximately $0.3 million. This business generated sales of approximately $14.0 million per year with no significant effects to earnings per share results.

9     Goodwill and Other Intangibles

The carrying amount of goodwill was $196.6 million and $167.9 million at December 31, 2003 and 2002, respectively. The increase of $28.7 million is attributable to the Company’s three acquisitions (Note 6) during the period of approximately $23.1 million and currency translation adjustments of approximately $5.6 million.

      The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2003			December 31, 2002

			Weighted-Average			Weighted-Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$54,676	$25,532	11 years	$46,060	$23,917	12 years
Capitalized software	53,879	26,215	3 years	43,904	19,054	3 years
Licenses	12,965	2,546	10 years	10,410	1,178	10 years
Patents and other intangibles	6,737	1,800	8 years	8,601	4,760	7 years

Total	$128,257	$56,093	7 years	$108,975	$48,909	8 years

      During the year ended December 31, 2003, the Company retired approximately $4.4 million in fully amortized purchased intangibles and $3.7 million in fully amortized other intangibles, that were no longer in use.

      For the years ended December 31, 2003, 2002 and 2001 amortization expense for intangible assets was $11.9 million, $11.2 million, and $13.3 million, respectively. Amortization expense for intangible assets is estimated to be approximately $12.5 million for each of the next five years. At December 31, 2003 and 2002, intangible assets above reflect the change in accounting for patent related costs as discussed in Note 2.

10     Debt

In February 2002, the Company entered into an agreement (“Credit Agreement”) that provided for a $250.0 million line of credit, unsecured in nature and an expiration date in February 2007. Loans under the Credit Agreement bore interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate.

      In December 2003, the Company amended its existing $250.0 million Credit Agreement (“Amended Credit Agreement”) dated February 2002 by closing on a $125.0 million Add-On Term Loan Facility (“Term Loan”). Proceeds from the Term Loan will be used to repay borrowings under the Credit Agreement, repurchase stock and for general corporate purposes. The applicable interest changed from being based on the ratio of debt to total capitalization to debt to EBITDA. Loans under the Amended Credit Agreement will bear interest for each quarter at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate. At December 31, 2003, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.78% to 1.95%. At December 31, 2002, there were no borrowings under this facility. There have been no material changes to the remaining terms and conditions.

      The credit facility in place through February 2002 provided a $450.0 million line of credit. Loans under the facility bore interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.30% and 1.00% or 2) prime rate. Margins on LIBOR borrowings varied with the Company’s financial performance. Borrowings were collateralized by substantially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all of the Company’s assets. The Company was also required to meet certain covenants, none of which was considered restrictive to operations.

      At December 31, 2003, the Company had borrowings under the $250.0 million Amended Credit Agreement of $100.0 million and an amount available to borrow of $147.7 million, after outstanding letters of credit. At December 31, 2003, the $125.0 million Term Loan was fully drawn. At December 31, 2002, the Company had no aggregate borrowings outstanding under the Credit Agreement and had amounts available to borrow of $248.0 million, after outstanding letters of credit.

      The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $96.0 million at December 31, 2003 and $84.1 million at December 31, 2002. At December 31, 2003 and 2002, related short-term borrowings were $21.3 million at a weighted average interest rate of 2.11% and $7.5 million at a weighted average interest rate of 2.78%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11	Income Taxes

Income tax data for the years ended December 31, 2003, 2002 and 2001 follow in the tables below (in thousands):

	Year Ended December 31

	2003	2002	2001

The components of income from operations before income taxes were as follows:
Domestic	$55,580	$17,604	$48,677
Foreign	168,106	177,807	98,749

Total	$223,686	$195,411	$147,426

The components of the current and deferred income tax provision from operations were as follows:
Current	$46,008	$46,527	$31,680
Deferred	6,787	(3,334)	1,203

Total	$52,795	$43,193	$32,883

The components of the provision for income taxes from operations were as follows:
Federal	$20,077	$4,413	$13,303
State	2,066	1,379	1,592
Foreign	30,652	37,401	17,988

Total	$52,795	$43,193	$32,883

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$78,290	$68,394	$51,599
Extraterritorial income exclusion	(2,665)	(2,275)	(2,283)
State income tax, net of federal income tax benefit	1,343	896	1,035
Deferred tax assets (benefited)	—	—	(711)
Net effect of foreign operations	(23,811)	(23,885)	(16,875)
Other, net	(362)	63	118

Provision for income taxes	$52,795	$43,193	$32,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31

	2003	2002

The tax effects of temporary differences and carryforwards which gave rise to deferred tax assets and deferred tax (liabilities) were as follows:
Deferred tax assets:
Net operating losses and credits	$111,020	$90,231
Amortization	9,022	10,156
Deferred compensation	7,844	9,587
Revaluation of equity investments	8,135	8,579
Inventory	2,620	2,560
Accrued liabilities and reserves	4,575	6,972
Other	4,728	5,032

	147,944	133,117
Valuation allowance	(128,280)	(107,628)

Deferred tax asset, net of valuation allowance	19,664	25,489
Deferred tax liabilities:
Depreciation and capitalized software	(12,022)	(12,824)
Amortization	(1,816)	—
Indefinite lived intangibles	(7,518)	(7,129)
Other	(3,111)	(2,980)

	(24,467)	(22,933)

Net deferred tax (liabilities) assets	$(4,803)	$2,556

      The income tax benefits associated with nonqualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $17.6 million, $7.0 million and $12.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The deferred tax benefit of net operating losses and credits is broken out as follows: $51.9 million ($148.3 million pre-tax) in U.S. operating loss carryforwards that begin to expire in 2020; $52.0 million in foreign tax credits, of which $33.1 million expire in 2004; $3.6 million in research and development credits that begin to expire in 2009; $0.9 million in alternative minimum income tax credits with no expiration date; and $2.6 million ($8.8 million pre-tax) in foreign net operating losses with no expiration date. Because of the outstanding stock options, which the Company anticipates will result in net operating loses well into the future, the Company believes that it is more likely than not that the U.S. deferred tax benefit of $128.3 million will not be realized, therefore, a valuation allowance has reduced to zero all the deferred tax benefit relating to U.S. income. The deferred tax liabilities relate primarily to the U.S. To the extent that the deferred tax assets relate to stock option deductions, the resultant benefits, if and when realized, will be credited to stockholders’ equity. During the year ended December 31, 2003, the Company received an alternative minimum income tax refund of $0.2 million, resulting from a net operating loss carryback.

      Net deferred tax assets included in other current assets totaled $4.5 million and $2.6 million at December 31, 2003 and 2002, respectively. Net deferred tax liabilities included in other liabilities totaled $9.3 million at December 31, 2003 and there were no such liabilities at December 31, 2002.

      The Company’s effective tax rate for the years ended December 31, 2003, 2002 and 2001 were 23.6%, 22.1% and 22.3%, respectively. The Company’s effective tax rate benefited primarily from the preferential tax rate of 10% afforded by its Irish operations. The Irish rate will increase to 12.5% in 2011. The effect of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Irish operation is a benefit of approximately $23.0 million or $0.19 per share for the year ended December 31, 2003. The results of the balance of foreign operations had an insignificant impact on the Company’s effective tax rate.

      At December 31, 2003, there were unremitted earnings of foreign subsidiaries of approximately $644.3 million. The Company has not provided U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s intention to permanently reinvest the earnings outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

12     Patent Litigation

Applera Corporation:

PE Corporation (since renamed Applera Corporation), MDS, Inc. and Applied Biosystems/MDS Sciex (“the Plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware (“the Court”) on February 18, 2000. The Plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments.

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

      In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside the United States are not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada.

      The accrued patent litigation expenses of $19.9 million and $74.9 million recorded as of December 31, 2003 and December 31, 2002, respectively, in the consolidated balance sheets, is the Company’s best estimate of its exposure for this liability. During the year ended December 31, 2003, the Company recorded a $0.5 million pre-tax charge for additional liabilities associated with interest costs. During the year ended December 31, 2003, the Company paid damages and interest of $53.7 million, made legal expense payments of $0.4 million, and reversed approximately $0.9 million of interest as a credit to interest expense in the fourth quarter.

      MDS, Inc. and Applied Biosystems/MDS Sciex Instruments filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Courts, UK on October 31, 2003. The case alleged that certain of the Company’s MS products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments. The Plaintiffs in this action were seeking an injunction against the Company to restrain it from infringing the European Patent and an unspecified award of damages.

      Previously, in July 2002, the Company filed a civil action against Applera Corporation alleging patent infringement of U.S. Patent No. 5,304,798 owned by the Company. In November 2002, the University of Manitoba (the ’‘University”) and Applera Corporation, its licensee, filed a civil action against the Company alleging patent infringement of U.S. Patent No. 6,331,702 owned by the University. (See March 2004 update in Note 22.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hewlett-Packard Company:

The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords have been denied. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company has appealed the French decision. A German court has found the patent infringed. The Company has appealed the German decision. The Company recorded a provision in the quarter ended June 30, 2002 for estimated damages incurred with respect to this ongoing litigation. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation.

PerkinElmer Corporation:

The Company, through its subsidiary TAI, asserted a claim against The PerkinElmer Corporation (“PE”) alleging patent infringement of three patents owned by TAI (the “TAI patents”). PE counterclaimed for infringement of a patent owned by PE (the “PE patent”). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TAI and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TAI to the federal appellate court. The District Court’s judgment, with respect to PE’s infringement of the TAI patents, was affirmed. The District Court’s judgment with respect to TAI’s non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings.

      On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. As of December 31, 2003, no gain has been recorded and all litigation costs have been expensed as incurred.

Other:

Cohesive Technologies, Inc. (“Cohesive”) has brought three suits against the Company in the U.S. District Court of Massachusetts. Cohesive alleges that several products of the Company, which are part of a much larger product line, are an infringement of two Cohesive U.S. Patents. The Company has denied infringement of such patents and has asserted several defenses. Two of the products alleged to be an infringement are now obsolete and are no longer sold in the United States. During the fourth quarter of 2001, a jury returned a verdict in one of the suits finding the Company liable for infringement of one of the two patents. The Company intends to continue to vigorously defend its position. Judgment has not been entered on the jury’s verdict and further proceedings may preclude such entry. The Company believes it has meritorious positions and should prevail either through judgment or on appeal, although the outcome is not certain. The Company believes that any outcome of the proceedings will not be material to the Company.

      Viscotek Corporation (“Viscotek”) filed a civil action against the Company in the Federal District Court for the Southern District of Texas, Houston Division, alleging that one option offered by the Company with a high temperature gel permeation chromatography instrument is an infringement of two of its patents. These patents are owned by E.I. DuPont de Nemours and Company (“DuPont”) and claimed to be exclusively licensed to Viscotek. DuPont is not a party to the suit. On January 16, 2004, a jury returned a verdict finding that the Company had not infringed Viscotek’s patents. Judgment has not been entered on the jury’s verdict

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and further post trial motions and appeals by Viscotek may preclude such entry. The Company believes it should prevail either through judgment or appeal and that any outcome of the proceedings will not be material to the Company.

13     Environmental Contingency

In July 2003, the Company entered into a settlement agreement (the “Environmental Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company has agreed to conduct a Supplemental Environmental Project in the amount of $0.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Environmental Settlement Agreement, the Company has also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations.

14     Restructuring and Other Unusual Charges

In July 2002, the Company took action to restructure and combine its field sales, service and distribution of its Micromass and HPLC operations. The objective of this integration is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were to be terminated, of which all had left the Company as of December 31, 2003. In addition, the Company committed to closing four sales and distribution facilities, of which one was closed by December 31, 2003. The Company is in various stages of terminating distributor contracts, of which two were closed by December 31, 2003.

      The Company recorded $2.6 million of charges for the year ended December 31, 2003 and $7.4 million for the year ended December 31, 2002, for restructuring and other directly related incremental charges relating to its integration of the worldwide HPLC and MS sales, service and support organizations. The charge for the year ended December 31, 2003 includes severance costs for 13 people, distributor termination costs and other directly related incremental costs of this integration effort. The charge for the year ended December 31, 2002 includes severance costs for 42 people, contract cancellation fees, non-cancelable lease obligations and other directly related incremental costs.

      During the year ended December 31, 2003, the Company reversed approximately $1.9 million in restructuring reserves, primarily attributable to facility closure and distributor termination costs being less than previously estimated and the retention of certain employees previously selected for termination. There were no such reversals in 2002.

      The Company has included in the consolidated balance sheet in other long-term liabilities approximately $1.5 million and $1.8 million at December 31, 2003 and 2002, respectively, for non-cancelable lease obligations with a portion to be paid extending out to 2012. The remaining $1.1 million and $3.7 of the liability is included in other current liabilities in the consolidated balance sheet at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a rollforward of the Company’s HPLC and MS integration restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2002	Charges	Utilization	Reversals	December 31, 2003

Severance	$1,655	$1,553	$(2,672)	$(505)	$31
Facilities	2,388	—	(60)	(391)	1,937
Distributor terminations	1,350	400	(325)	(950)	475
Other	78	661	(568)	(8)	163

Total	$5,471	$2,614	$(3,625)	$(1,854)	$2,606

      The Company also recorded an unrelated restructuring provision of $0.1 million at its TAI subsidiary for severance and other related costs in the year ended December 31, 2003. There were no such charges for the year ended December 31, 2002.

15     Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2019, cover buildings, office equipment and automobiles. Rental expense was approximately $19.6 million in 2003, $13.9 million in 2002 and $12.4 million in 2001. Future minimum rents payable as of December 31, 2003 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2004	$18,270
2005	14,892
2006	11,503
2007	8,567
2008 and thereafter	31,678

      The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $2.9 million in 2003, $5.4 million in 2002, and $4.0 million in 2001. Future minimum licenses payable under existing license agreements as of December 31, 2003 are $0.8 million, $0.4 million, for the years ended December 31, 2004 and 2005, respectively, and are immaterial for the year ended December 31, 2006 and thereafter.

      From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Note 12, Patent Litigation and Note 13, Environmental Contingency, will not be material to the financial position or results of operations.

      The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16     Stock Option and Purchase Plans

Stock Option Plans

On May 7, 1996, the Company’s shareholders approved the 1996 Long-Term Incentive Plan (“1996 Plan”), which provides for the granting of 4,000 shares of Common Stock, in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards. Under the 1996 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. On May 7, 2002 and May 12, 1998, the Company’s shareholders approved an additional 5,750 and 8,000 shares, respectively, of Common Stock for issue under the 1996 Plan. The 1996 Plan is scheduled to terminate on May 7, 2006, unless extended for a period of up to five years by action of the Board of Directors. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award. Except for stock options, no SARs, restricted stock or other types of awards were outstanding as of December 31, 2003.

      The Company’s 1994 Stock Option Plan (”1994 Plan”) provided for the granting of 20,141 options to purchase shares of Common Stock to certain key employees of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. Options granted have a term of ten years and vest in five equal installments on the first five anniversaries after the grant.

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

      On November 20, 2003, the Company’s shareholders approved the 2003 Equity Incentive Plan (“2003 Plan”). The 2003 Plan replaced the 1996 Plan, the Director Stock Option Plan and the 1994 Plan, under all of which 5,697 shares remained available for granting in the form of incentive or non-qualified stock options, SARs, restricted stock or other types of awards. Under the 2003 Plan the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock shall be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock shall have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. Except for stock options, no SARs or other types of awards were outstanding as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table details the weighted average remaining contractual life of options outstanding at December 31, 2003 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$ 1.02 to $ 2.00	22	$1.02	1.0 years	22	$1.02
$ 2.01 to $ 5.00	3,189	$3.95	0.7 years	3,189	$3.95
$ 5.01 to $10.00	559	$8.56	2.4 years	559	$8.56
$10.01 to $15.00	948	$10.69	3.9 years	948	$10.69
$15.01 to $20.00	1,266	$19.68	4.9 years	1,266	$19.68
$20.01 to $30.00	3,111	$22.35	7.5 years	1,435	$22.82
$30.01 to $40.00	3,982	$34.21	8.9 years	766	$36.27
$40.01 to $80.97	1,459	$71.44	6.6 years	895	$71.41

	14,538	$24.93	5.6 years	9,080	$19.48

      The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2000	16,091	$1.02 to $72.06	$15.84
Granted	2,251	$28.23 to $80.97	$36.73
Exercised	(1,046)	$1.02 to $23.06	$6.51
Canceled	(100)	$8.56 to $72.06	$44.22

Outstanding at December 31, 2001	17,196	$1.02 to $80.97	$18.98
Granted	1,602	$21.39 to $38.41	$21.74
Exercised	(1,176)	$1.02 to $23.06	$7.62
Canceled	(295)	$8.05 to $72.06	$38.37

Outstanding at December 31, 2002	17,327	$1.02 to $80.97	$19.68
Granted	2,104	$21.05 to $32.12	$31.60
Exercised	(4,431)	$1.02 to $23.06	$5.78
Canceled	(462)	$19.69 to $72.06	$41.69

Outstanding at December 31, 2003	14,538	$1.02 to $80.97	$24.93

      Options exercisable at December 31, 2003, 2002 and 2001 were 9,080, 11,950 and 11,329, respectively. The weighted average exercise prices of options exercisable at December 31, 2003, 2002 and 2001 were $19.48, $12.63 and $9.14, respectively. Available stock options for grant at December 31, 2003 were 4,056.

Employee Stock Purchase Plan

On February 26, 1996, the Company adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s Common Stock. The plan makes available 1,000 shares of the Company’s Common Stock commencing October 1, 1996. As of December 31, 2003, approximately 549 shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. No compensation expense is recorded in connection with the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17     Earnings per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in accounting principle per basic common share	$170,891	123,189	$1.39

Effect of dilutive securities:
Options outstanding		2,993
Options exercised and cancellations		1,397

Income before cumulative effect of change in accounting principle per diluted common share	$170,891	127,579	$1.34

	Year Ended 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in accounting principle per basic common share	$152,218	130,489	$1.17

Effect of dilutive securities:
Options outstanding		5,042
Options exercised and cancellations		231

Income before cumulative effect of change in accounting principle per diluted common share	$152,218	135,762	$1.12

	Year Ended 2001

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in accounting principle per basic common share	$114,543	130,559	$0.88

Effect of dilutive securities:
Options outstanding		6,782
Options exercised and cancellations		168

Income before cumulative effect of change in accounting principle per diluted common share	$114,543	137,509	$0.83

      For the years ended December 31, 2003, 2002 and 2001, the Company had 5,512, 3,802 and 1,688 stock option securities that were antidilutive, respectively, due to having a higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18	Comprehensive Income

Comprehensive income details follow (in thousands):

	Year Ended December 31

	2003	2002	2001

Net income	$170,891	$147,712	$114,543
Foreign currency adjustments
Foreign currency translation before income taxes	62,219	40,752	(11,497)
Income tax (benefit)	21,776	14,263	(4,024)

Foreign currency translation, net of tax	40,443	26,489	(7,473)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(1,724)	(762)	7,800
Income tax (benefit)	(603)	(267)	2,730

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	(1,121)	(495)	5,070

Net foreign currency adjustments	39,322	25,994	(2,403)
Minimum pension liability adjustment	116	(9,189)	(4,679)
Unrealized gains (losses) on investments before income taxes	2,351	54	1,148
Income tax (benefit)	823	19	402

Unrealized gains (losses) on investments, net of tax	1,528	35	746

Other comprehensive income (loss)	40,966	16,840	(6,336)

Comprehensive income	$211,857	$164,552	$108,207

      As described in Note 5 of these financial statements, the Company reclassified the unrealized loss on its investment in Variagenics, Inc. to other income (expense) in the consolidated statements of operations in 2002 and 2001. The $0.7 million unrealized loss on investments, net of tax, in Variagenics at December 31, 2000 has been included in the asset impairment charge recorded in other expense in the consolidated statements of operations for 2001.

19	Retirement Plans

The Company has two retirement plans for U.S. employees: the Waters Employee Investment Plan, a defined contribution plan, and the Waters Retirement Plan, a defined benefit cash balance plan.

      U.S. employees are eligible to participate in the Waters Employee Investment Plan after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. After one year of service, the Company makes a matching contribution of 50% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and company matching contributions. For the years ended December 31, 2003, 2002 and 2001, the Company’s matching contributions amounted to $2.9 million, $2.7 million and $2.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summary data for the Waters Retirement Plan are presented in the following tables, using the measurement date of December 31, 2003 (in thousands):

Reconciliation of Projected Benefit Obligation	2003	2002

Benefit obligation, January 1	$43,801	$34,139
Service cost	4,339	3,480
Interest cost	3,231	2,757
Employee rollovers	410	637
Actuarial loss	4,910	3,834
Disbursements	(717)	(1,046)

Benefit obligation, December 31	$55,974	$43,801

Reconciliation of Fair Value of Assets	2003	2002

Fair value of assets, January 1	$24,364	$23,716
Actual return (loss) on plan assets	6,160	(3,279)
Company contributions	7,078	4,336
Disbursements	(717)	(1,046)
Employee rollovers	410	637

Fair value of assets, December 31	$37,295	$24,364

Reconciliation of Funded Status, December 31	2003	2002

Projected benefit obligation	$(55,974)	$(43,801)
Fair value of plan assets	37,295	24,364

Projected benefit obligation in excess of fair value of plan assets	(18,679)	(19,437)
Unrecognized prior service cost	(830)	(928)
Unrecognized net actuarial loss	20,329	19,143

Net amount recognized at December 31	$820	$(1,222)

Accrued liability	$(12,932)	$(15,090)
Minimum pension liability adjustment (Note 18)	13,752	13,868

Net amount recognized at December 31	$820	$(1,222)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Pension Cost, Year Ended December 31	2003	2002	2001

Service cost	$4,339	$3,480	$2,994
Interest cost	3,231	2,757	2,305
Return on plan assets	(2,829)	(2,833)	(2,540)
Net amortization:
Prior service cost	(99)	(99)	(99)
Net actuarial loss	394	22	—

Net periodic pension cost	$5,036	$3,327	$2,660

Reconciliation of Accrued Pension Cost	2003	2002	2001

Accrued pension cost, January 1	$(15,090)	$(6,910)	$(2,836)
FAS 87 cost	(5,036)	(3,327)	(2,660)
Company contributions made during the year	7,078	4,336	3,265
Minimum pension liability adjustment (Note 18)	116	(9,189)	(4,679)

Accrued pension cost, December 31	$(12,932)	$(15,090)	$(6,910)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Waters Retirement Plan were approximately $56.0 million, $50.2 million and $37.3 million, respectively, at December 31, 2003 and $43.8 million, $39.5 million and $24.4 million, respectively, at December 31, 2002.

      The Company sponsors various non-U.S. retirement plans. Accrued pension costs for these plans included in current accrued retirement plan contributions at December 31, 2003 and 2002 were approximately $1.1 million and $1.0 million, respectively. Accrued pension costs for these plans included in long-term portion of post retirement benefits at December 31, 2003 and 2002 were approximately $11.3 million and $9.4 million, respectively. Prepaid pension costs for these plans included in other assets totaled $1.8 million and $1.5 million at December 31, 2003 and 2002, respectively. The projected benefit obligation and fair value of plan assets for the significant plans were approximately $17.1 million and $7.0 million, respectively, at December 31, 2003 and $13.8 million and $5.2 million, respectively, at December 31, 2002.

      The Company also sponsors other unfunded employee benefit plans in the U.S., including a post-retirement health care plan, which provides reimbursement for medical expenses and is contributory. The Company’s accrued post-retirement benefit obligation for this plan was $3.1 million and $3.0 million at December 31, 2003 and 2002, respectively, and is included in long-term portion of post retirement benefits in the consolidated balance sheets.

      The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”), which is nonqualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums. The Company’s accrued post-retirement benefit obligation for this plan was $2.3 million and $2.0 million at December 31, 2003 and 2002, respectively, and is included in long-term portion of post retirement benefits in the consolidated balance sheets. Also included in the long-term portion of post retirement benefits is $12.2 million and $9.1 million at December 31, 2003 and 2002, respectively, relating to the liability associated with the SERP plan assets.

Asset Disclosure, December 31	2003	2002

Equity securities	66%	64%
Debt securities	32%	26%
Cash and cash equivalents	2%	10%

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The retirement plan’s investment policy was last amended in September 2002 to include the following asset allocation guidelines:

Asset Class, December 31	Policy Target	Range

Equity securities	60%	40% — 80%
Debt securities	40%	20% — 60%
Cash and cash equivalents	0%	0% — 20%

      Prior to September 2002, the asset allocation targets were 72% equity and 28% fixed income. The rebalancing towards the new targets is accomplished through the investment of future contributions.

      The asset allocation policy was developed in consideration of the following long-term investment objectives: achieving a return on assets consistent with the investment policy, maximizing portfolio returns with at least a return of 2.5% above the one-year Treasury Bill rate, and achieving portfolio returns which exceeds the average return for similarly invested funds.

      The Company increased its allocation to debt securities during 2003 from 26% to 32% based on the new target allocation. The increase in fixed income securities will help better match the interest rate sensitivity of the pension liabilities and limit the risk associated with equity funds. Within the equity portfolio, investments are diversified among capitalization and style. Up to 20% of the equity portfolio may be invested in financial markets outside of the United States. The Company does not invest in its own stock within the pension assets.

      The Company prohibits the following types of assets or transactions: short selling, margin transactions, commodities and future contracts, private placements, options and letter stock.

Weighted-Average Assumptions for benefit obligations, December 31	2003	2002

Discount rate	6.00%	6.75%
Increases in compensation levels	4.75%	4.75%

Weighted-Average Assumptions for expense calculation, December 31	2003	2002

Discount rate	6.75%	7.25%
Return on assets	8.00%	9.00%
Increases in compensation levels	4.75%	4.75%

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. This resulted in the selection of the 8.00% long-term rate of return on assets assumption, net of expenses paid by the plan.

      During fiscal year 2004, the Company expects to contribute $10.0 million to the plan.

20     Business Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the chief decision-makers for which separate discrete financial information is available.

      In the third quarter of fiscal year 2003, the Company completed the integration of the HPLC and MS worldwide sales, service and support organizations. Accordingly, the Micromass operating segment (“Micromass”) has been integrated into the Waters operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Geographic information is presented below (in thousands):

Year Ended December 31,	2003	2002	2001

Net Sales:
United States	$670,112	$570,138	$582,675
Europe	276,114	396,779	383,120
Japan	87,827	68,285	63,281
Asia	70,967	46,316	40,561
Other International	106,765	77,384	73,951
Elimination	(253,580)	(268,935)	(284,380)

Total consolidated sales	$958,205	$889,967	$859,208

      The United States category includes Puerto Rico. The Other category includes Canada, South America, Australia, India, Eastern Europe and Central Europe. Net revenues are attributable to geographic areas based on the region of origin. None of the Company’s individual customers account for more than 3% of annual Company sales.

      Long-lived assets information is presented below (in thousands):

December 31,	2003	2002

Long-lived assets:
United States	$78,526	$79,479
Europe	26,659	18,268
Japan	732	539
Asia	311	435
Other International	1,934	1,608

Total long-lived assets	$108,162	$100,329

      The United States category includes Puerto Rico. The Other category includes Canada, South America, Australia, India, Eastern Europe and Central Europe. Long-lived assets exclude goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21     Unaudited Quarterly Results

      The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$220,999	$231,752	$230,381	$275,073	$958,205
Cost of sales	94,211	95,488	95,045	113,104	397,848

Gross profit	126,788	136,264	135,336	161,969	560,357
Selling, general and administrative expenses	61,611	68,679	66,743	67,219	264,252
Research and development expenses	13,560	13,790	15,106	16,786	59,242
Purchased intangibles amortization	1,028	1,027	1,179	1,008	4,242
Litigation provisions (Note 12)	1,500	—	—	—	1,500
Loss on disposal of business (Note 8)	5,031	—	—	—	5,031
Restructuring and other unusual charges (Note 14)	1,214	—	(135)	(161)	918
Expensed in-process research and development (Note 7)	—	—	5,160	840	6,000

Operating income	42,844	52,768	47,283	76,277	219,172
Other income (expense), net (Note 5)	—	—	—	(250)	(250)
Interest expense	(1,071)	255	(312)	(1,239)	(2,367)
Interest income	1,896	1,649	1,862	1,724	7,131

Income from operations before income taxes	43,669	54,672	48,833	76,512	223,686
Provision for income taxes	9,692	12,574	12,419	18,110	52,795

Net income	$33,977	$42,098	$36,414	$58,402	$170,891

Net income per basic common share	$0.27	$0.34	$0.30	$0.48	$1.39
Weighted average number of basic common shares	126,308	123,610	122,240	120,961	123,189

Net income per diluted common share	$0.26	$0.33	$0.29	$0.47	$1.34
Weighted average number of diluted common shares and equivalents	130,785	128,252	126,709	124,784	127,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$200,341	$217,192	$216,045	$256,389	$889,967
Cost of sales	84,634	90,600	89,832	108,402	373,468

Gross profit	115,707	126,592	126,213	147,987	516,499
Selling, general and administrative expenses	55,716	65,421	62,759	62,920	246,816
Research and development expenses	12,280	12,643	13,576	13,424	51,923
Purchased intangibles amortization	915	922	860	903	3,600
Litigation provisions (Note 12 and 13)	2,800	—	—	5,100	7,900
Impairment of long-lived asset (Note 5)	—	—	—	2,445	2,445
Restructuring and other unusual charges (Note 14)	—	—	—	7,404	7,404

Operating income	43,996	47,606	49,018	55,791	196,411
Other income (expense), net (Note 5)	—	116	—	(6,113)	(5,997)
Interest expense	(242)	(429)	(216)	(1,593)	(2,480)
Interest income	1,620	1,929	1,877	2,051	7,477

Income (loss) from operations before income taxes	45,374	49,222	50,679	50,136	195,411
Provision for income taxes	10,324	11,321	11,656	9,892	43,193

Income before cumulative effect of change in accounting principle	35,050	37,901	39,023	40,244	152,218
Cumulative effect of change in accounting principle, net of tax	(4,506)	—	—	—	(4,506)

Net income	$30,544	$37,901	$39,023	$40,244	$147,712

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share	$0.27	$0.29	$0.30	$0.31	$1.17
Cumulative effect of changes in accounting principles	(0.03)	—	—	—	(0.03)
Net income per basic common share	$0.23	$0.29	$0.30	$0.31	$1.13
Weighted average number of basic common shares	131,029	131,510	130,788	128,752	130,489

Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share	$0.26	$0.28	$0.29	$0.30	$1.12
Cumulative effect of changes in accounting principles	(0.03)	—	—	—	(0.03)
Net income per diluted common share	$0.22	$0.28	$0.29	$0.30	$1.09
Weighted average number of diluted common shares and equivalents	137,188	136,778	135,483	133,573	135,762

The Company experiences a seasonal increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year-end. Selling, general and expenses were lower in the first quarters of 2003 and 2002 compared to other quarters in respective calendar years due to foreign currency translation, lower spending in marketing programs and lower costs such as sales commissions and incentive plans directly related to sales volume. In addition, expenses are traditionally higher in the second quarter of each year as this is the Company’s annual payroll merit increase period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22     Subsequent Events

In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and various field, sales and service organizations. As a result, approximately 80 employees are to be terminated, primarily in the U.S., in the first quarter of 2004. A similar number of new employees are to be hired in various geographies around the world, primarily in sales and service functions with the goal of increasing sales. The Company expects to record a restructuring charge of approximately $2.0 million in the first quarter of 2004.

      In the first quarter of 2004, the Company acquired 100% of the Common Stock of NuGenesis Technologies Corporation for approximately $43.2 million in cash. This transaction will be accounted for under the purchase method of accounting. During the first quarter of 2004, the Company will record each acquired asset and liability assumed at its fair value, which is subject to future adjustment when appraisals or other valuation data have been obtained.

      On March 2, 2004, the Company and MDS, Inc. through its Applied Biosystems/MDS Sciex Instruments partnership and Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been submitted to the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

      The Applera Settlement Agreement provides for the resolution of all patent infringement claims in the United States made by certain of the parties against the other and of international cases brought by MDS, Inc. and Applied Biosystems/MDS Sciex Instruments against the Company with respect to alleged infringements of those parties’ patents at issue in the United Kingdom, Canada and Japan.

      In consideration of entering into the Applera Settlement Agreement and the Stipulations, the Company and MDS, Inc. and Applied Biosystems/MDS Sciex Instruments have entered into royalty paying license agreements cross licensing the use of the technology described in the parties’ respective patents at issue. In addition, the Company made a one-time payment to Applied Biosystems/MDS Sciex Instruments of $18.1 million on March 11, 2004, which is fully accrued at December 31, 2003.

SELECTED FINANCIAL DATA

	2003	2002*		2001	2000		1999

	In thousands, except per share and employees data
STATEMENT OF OPERATIONS DATA:
Net sales	$958,205	$889,967		$859,208	$795,071		$704,400
Income from operations before income taxes	$223,686	$195,411		$147,426	$210,962		$167,561
Income before cumulative effect of changes in accounting principles	$170,891	$152,218		$114,543	$156,113		$122,318
Cumulative effect of changes in accounting principles	—	(4,506	) (1)	—	(10,771	) (2)	—

Net income	170,891	147,712		114,543	145,342		122,318
Less: Accretion of and dividend on preferred stock, net of gain	—	—		—	—		442

Net income available to common stockholders	$170,891	$147,712		$114,543	$145,342		$121,876

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share	$1.39	$1.17		$0.88	$1.22		$0.99
Cumulative effect of changes in accounting principles	—	(0.03)		—	(0.08)		—
Net income per basic common share	$1.39	$1.13		$0.88	$1.14		$0.99
Weighted average number of basic common shares	123,189	130,489		130,559	127,568		123,013
Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share	$1.34	$1.12		$0.83	$1.14		$0.92
Cumulative effect of changes in accounting principles	—	(0.03)		—	(0.08)		—
Net income per diluted common share	$1.34	$1.09		$0.83	$1.06		$0.92
Weighted average number of diluted common shares and equivalents	127,579	135,762		137,509	136,743		132,632

BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$356,781	$263,312		$226,798	$75,509		$3,803
Working capital	$336,878	$338,233		$241,738	$126,015		$49,489
Total assets	$1,130,861	$1,015,240		$886,911	$692,345		$586,345
Long-term debt, including current maturities	$225,000	$—		$—	$—		$91,080
Stockholders’ equity	$590,477	$665,310		$581,745	$451,781		$292,162
Employees	3,894	3,587		3,483	3,158		2,968

*	As a result of the adoption of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized commencing January 1, 2002. Goodwill amortization expense was approximately $3.6 million, $3.4 million and $3.8 for the years ended December 31, 2001, 2000, and 1999, respectively. See Note 2 to the consolidated financial statements.

(1)	In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. As a result, the Company recorded a cumulative effect of changes in accounting principles of $4.5 million, net of tax.

(2)	Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with SAB 101, “Revenue Recognition in Financial Statements.” As a result, the Company recorded a cumulative effect of changes in accounting principles of $10.8 million, net of tax.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a:     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms

(b) Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10:     Directors and Executive Officers of the Registrant

a. Information concerning the Registrant’s directors (including with respect to the audit committee of the Company’s Board of Directors) is set forth in the Proxy Statement under the headings “Election of Directors,” “Directors Meetings and Compensation” and “Report of the Audit Committee of the Board of Directors.” Such information is incorporated herein by reference.

Executive Officers of the Registrant

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following person s serve as executive officers of the Company:

      Douglas A. Berthiaume, 55, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, and a Director of the Children’s Hospital Medical Center, Genzyme Corporation, and University of Massachusetts Amherst Foundation.

      Arthur G. Caputo, 52, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined the Predecessor in October 1977 and held a number of positions in sales within the Predecessor and Millipore. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

      Brian K. Mazar, 46, Senior Vice President, Human Resources, has directed Human Resources since August 1994. He joined the Predecessor in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning, Inc.

      John R. Nelson, 60, became Executive Vice President and Chief Technology Officer of the Company in March 2003. Previously, he was Senior Vice President, Research, Development and Engineering since August 1994. He joined the Predecessor in August 1976 and has held a variety of positions in marketing as well as research and development, including Vice President Waters Research Development and Engineering, Senior Vice President Worldwide Marketing Operations and Senior Vice President of Product Development. Mr. Nelson is also responsible for the Company’s TAI operations.

      John Ornell, 46, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Waters in 1990 and most recently was Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

      Mark T. Beaudouin, 49, became Vice President, General Counsel and Secretary of the Company in April, 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

b. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

c. The Company has adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Code has been distributed to all employees of the Company as of December 15, 2003. In addition, the Code is available on the Company’s website, www.waters.com, under the caption About Waters > Corporate Information > Corporate Governance. The Company intends to satisfy the disclosure requirement regarding any waiver of a provision of the Code of Business Conduct and Ethics applicable to any executive officer or director, by posting such information on such website. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

d. The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, www.waters.com, under the caption About Waters > Corporate Information > Corporate Governance. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

e. Our Chief Executive Officer has [has certified that he] is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.

Item 11:     Executive Compensation

Except for the Equity Compensation Plan information set forth below, the information called for by this Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans (in thousands):

	A	B	C

			Number of Securities
	Number of Securities	Weighted-average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights	and Rights	reflected in column (A)

Equity compensation plans approved by security holders	14,538	$24.93	4,056
Equity compensation plans not approved by security holders	—	not applicable	451

Total	14,538	$24.93	4,507

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14:     Principal Accountant Fees and Services

Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading “Report of the Audit Committee of the Board of Directors.” Such information is incorporated herein by reference.

PART IV

Item 15:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

           (1) Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 30 to 67. The report of PricewaterhouseCoopers LLP, Independent Auditors, dated January 28, 2004, except as to Note 22 which is as of March 12, 2004, is set forth on page 29 of this Form 10-K.

           (2) Financial Statement Schedules:

WATERS CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 2003, 2002 and 2001
(in thousands)

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2003	$5,826	$847	$(1,035)	$5,638
2002	$5,077	$1,454	$(705)	$5,826
2001	$4,586	$1,240	$(749)	$5,077

           (3) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation. Incorporated by reference to the Registrant’s Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.
3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation. (1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999. (3)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000. (6)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001. (8)
3.2	Amended and Restated Bylaws of Waters Corporation, as amended to date. (1)
10.1	Credit Agreement, dated as of February 12, 2002 among Waters Corporation, Bankers Trust Company and other Lenders party thereto. (9)
10.2	Credit Agreement Amendment, dated as of July 25, 2003 among Waters Corporation, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and other Lenders party thereto. (13)
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (5)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (10)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B of the 1996 Proxy Statement.

Exhibit
Number	Description of Document

10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)
10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (7)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (7)
10.5	Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. Incorporated by reference to Exhibit C of the 1996 Proxy Statement.
10.51	First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. (5)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan. (5)
10.7	Agreement and Plan of Merger among Waters Corporation, TAI Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996. Incorporated by reference to the Registrant’s Report on Form 8-K dated March 29, 1996.
10.8	Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation. Incorporated by reference to the Registrant’s Report on Form 8-K dated March 11, 1996.
10.9	WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan (including Form of Amended and Restated Stock Option Agreement). (2)
10.91	Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan. (5)
10.10	Waters Corporation Retirement Plan. (2)
10.11	Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation. (2)
10.12	Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers. (2)
10.13	Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management.(2)
10.14	1999 Management Incentive Plan. (3)
10.15	Rights Agreement, dated as of August 9, 2002 between Waters Corporation and EquiServe Trust Company, N.A. as Rights Agent. (11)
10.16	Change of Control/ Severance Agreement, dated as of April 1, 2003 between Waters Corporation and Mark T. Beaudouin. (12)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan
10.18	Amended and Restated Credit Agreement, dated as of December 17, 2003 among Waters Corporation, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and other Lenders party thereto.
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-3810).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000.

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002.

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated April 26, 2002.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A dated August 27, 2002.

(12)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 15, 2003.

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 14, 2003.

(b) Reports on Form 8-K.

In a Form 8-K furnished to the SEC on October 22, 2003, the Registrant reported under Item 9 “Regulation FD Disclosure” and Item 12 “Disclosure Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended September 30, 2003, supplementary disclosure of free cash flow and excerpts from its financial results conference call held on October 22, 2003.

(c) See Item 15 (a) (3) above.

(d) Not Applicable.

SIGNATURES AND CERTIFICATIONS

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ JOHN ORNELL

John Ornell
Vice President, Finance
and Administration and Chief Financial Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

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