Form 10-Q
period 2004-04-03
WATERS CORP /DE/
filed 2004-05-10
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days      Yes ☑          No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     Number of shares outstanding of the Registrant’s common stock as of May 4, 2004: 119,516,275.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
Part II: OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 3. DEFAULTS UPON SENIOR SECURITIES
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EX-10.19 CHANGE OF CONTROL / SEV AGMT. (BEAUDOUIN)
EX-10.20 CHANGE OF CONTROL/SEV AGMT. (BERTHIAUME)
EX-10.21 CHANGE OF CONTROL / SEV AGMT. (CAPUTO)
EX-10.22 CHANGE OF CONTROL / SEV AGMT. (CURRY)
EX-10.23 CHANGE OF CONTROL / SEV AGMT. (MAZAR)
EX-10.24 CHANGE OF CONTROL / SEV AGMT. (NELSON)
EX-10.25 CHANGE OF CONTROL / SEV AGMT. (ORNELL)
EX-31.1 SECT. 302 CERTIFICATION OF C.E.O.
EX-31.2 SECT. 302 CERTIFICATION OF C.F.O.
EX-32.1 SECT. 906 CERTIFICATION OF C.E.O.
EX-32.2 SECT. 906 CERTIFICATION OF C.F.O.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	April 3, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$408,605	$356,781
Accounts receivable, less allowances for doubtful accounts and sales returns of $5,388 and $5,638 at April 3, 2004 and December 31, 2003, respectively	222,500	214,260
Inventories	132,402	128,810
Other current assets	15,740	15,548

Total current assets	779,247	715,399
Property, plant and equipment, net of accumulated depreciation of $136,518 and $131,404 at April 3, 2004 and December 31, 2003, respectively	109,038	108,162
Intangible assets, net	84,982	72,164
Goodwill	230,816	196,556
Other assets	40,448	38,580

Total assets	$1,244,531	$1,130,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$230,429	$121,309
Current portion of long-term debt	5,000	—
Accounts payable	41,658	43,884
Accrued employee compensation	22,417	19,802
Deferred revenue and customer advances	70,799	55,923
Accrued retirement plan contributions	15,867	14,025
Accrued income taxes	52,628	42,638
Accrued other taxes	5,785	8,255
Accrued warranty	10,684	11,051
Accrued litigation	9,067	20,747
Other current liabilities	47,590	40,887

Total current liabilities	511,924	378,521
Long-term liabilities:
Long-term debt	120,000	125,000
Long-term portion of post retirement benefits	28,865	28,863
Other long-term liabilities	10,774	8,000

Total long-term liabilities	159,639	161,863

Total liabilities	671,563	540,384
Commitments and contingencies (Notes 6, 8, 9, 10 and 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at April 3, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 137,428 and 136,708 shares issued (including treasury shares) at April 3, 2004 and December 31, 2003, respectively	1,374	1,367
Additional paid-in capital	304,711	289,046
Retained earnings	719,374	678,529
Treasury stock, at cost, 18,167 and 16,017 shares at April 3, 2004 and December 31, 2003, respectively	(504,467)	(423,874)
Deferred compensation	(213)	—
Accumulated other comprehensive income	52,189	45,409

Total stockholders’ equity	572,968	590,477

Total liabilities and stockholders’ equity	$1,244,531	$1,130,861

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Product sales	$186,208	$168,426
Service sales	68,878	52,573

Total sales	255,086	220,999
Cost of product sales	72,559	68,215
Cost of service sales	34,915	25,996

Total cost of sales	107,474	94,211

Gross profit	147,612	126,788
Selling, general and administrative expenses	71,427	61,611
Research and development expenses	16,071	13,560
Purchased intangibles amortization	1,354	1,028
Litigation provisions (Notes 8 and 9)	7,847	1,500
Loss on sale of business (Note 4)	—	5,031
Restructuring and other unusual charges, net (Note 10)	104	1,214

Operating income	50,809	42,844
Interest expense	(1,873)	(1,071)
Interest income	2,104	1,896

Income from operations before income taxes	51,040	43,669
Provision for income taxes	10,195	9,692

Net income	$40,845	$33,977

Net income per basic common share	$0.34	$0.27
Weighted average number of basic common shares	120,180	126,308
Net income per diluted common share	$0.33	$0.26
Weighted average number of diluted common shares and equivalents	123,987	130,785

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$40,845	$33,977
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	5,031
Recoveries for doubtful accounts on accounts receivable	(251)	(442)
Provisions on inventory	1,197	325
Deferred income taxes	(654)	449
Depreciation	5,203	6,127
Amortization of intangibles	4,510	2,855
Tax benefit related to stock option plans	3,675	357
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(4,905)	6,354
Increase in inventories	(3,159)	(3,529)
Decrease (increase) in other current assets	390	(708)
Decrease (increase) in other assets	1,854	(1,041)
Increase (decrease) in accounts payable and other current liabilities	4,185	(16,856)
Increase in deferred revenue and customer advances	11,254	10,418
(Decrease) increase in accrued litigation	(11,680)	1,717
Increase (decrease) in other liabilities	3,124	(250)

Net cash provided by operating activities	55,588	44,784
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(8,752)	(9,967)
Business acquisitions, net of cash acquired	(41,467)	(19,363)
Proceeds from sale of business	—	1,183

Net cash used in investing activities	(50,219)	(28,147)
Cash flows from financing activities:
Net borrowings of bank debt	109,153	93,392
Proceeds from stock plans	11,765	1,926
Purchase of treasury shares	(80,593)	(100,564)
Payments on debt swaps	241	519

Net cash provided by (used in) financing activities	40,566	(4,727)
Effect of exchange rate changes on cash and cash equivalents	5,889	(3,650)

Increase in cash and cash equivalents	51,824	8,260
Cash and cash equivalents at beginning of period	356,781	263,312

Cash and cash equivalents at end of period	$408,605	$271,572

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”) and mass spectrometry (“MS”) instrument systems and associated service and support products including, chromatography columns and other “consumable” products. These systems are complementary products that can be integrated together and used along with other analytical instruments, especially HPLC. HPLC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. As a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division has entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics is laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. Through its TA Instruments Division (“TAI”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products.

     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2004 and 2003 ended on April 3, 2004 and March 29, 2003, respectively.

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

     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2003.

Stock-Based Compensation:
The Company has five stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, including Financial Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. No compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan since all stock option awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded, related to restricted stock awards, was immaterial for the quarters ended April 3, 2004 and March 29, 2003.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s five stock-based compensation plans.

	Three months ended	Three months ended
Compensation Expense – Fair Value Method	April 3, 2004	March 29, 2003
Net income, as reported	$40,845	$33,977
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,849)	(6,500)

Pro forma net income	$34,996	$27,477
Earnings per share:
Basic – as reported	$0.34	$0.27
Basic – pro forma	$0.29	$0.22
Diluted – as reported	$0.33	$0.26
Diluted – pro forma	$0.28	$0.21

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

     The following is a rollforward of the Company’s accrued warranty liability for the quarter ended April 3, 2004:

	Balance	Accruals for	Settlements	Balance
	December 31, 2003	Warranties	Made	April 3, 2004
Accrued warranty liability	$11,051	$4,975	$(5,342)	$10,684

Stockholders’ Equity:
On June 25, 2002, the Company’s Board of Directors authorized the Company to repurchase up to $200.0 million of its outstanding common shares over a one-year period. During the three months ended March 29, 2003, the Company purchased 4,399 shares of its common stock for $100.6 million, thus completing its $200.0 million stock buyback program. The total shares purchased under this program were 8,477.

     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the three months ended April 3, 2004, the Company purchased 2,150 shares of its common stock for $80.6 million. As of April 3, 2004, the Company has purchased 9,690 shares of its common stock for $304.6 million relating to this program.

     At April 3, 2004, the Company had borrowings outstanding under its credit facility of $342.0 million principally to finance share repurchases under these two programs.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2. Inventories

Inventories are classified as follows:

	April 3, 2004	December 31, 2003
Raw materials	$48,393	$41,768
Work in progress	10,100	14,031
Finished goods	73,909	73,011

Total inventories	$132,402	$128,810

3. Acquisitions

NuGenesis:
In February, 2004, the Company acquired all of the capital stock of NuGenesis Technologies Corporation (“NuGenesis”), a company headquartered in Westborough, Massachusetts, for approximately $43.0 million in cash. NuGenesis develops and markets the NuGenesis® Scientific Data Management System (“SDMS”).

     The acquisition of NuGenesis was accounted for under the purchase method of accounting and the results of operations of NuGenesis have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has initially allocated $13.1 million of the purchase price to intangible assets comprised of customer lists, trademarks and other purchased intangibles. The excess purchase price of $34.8 million after this allocation has been accounted for as goodwill.

     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The Company is still in the process of making a final determination of the purchase price allocation based upon obtaining the third party independent appraisal report of the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the NuGenesis acquisition.

Cash	$1,983
Accounts receivable	3,079
Inventory	121
Other current assets	194
Goodwill	34,841
Intangible assets	13,100
Fixed assets	722
Other assets	162

54,202

Accrued expenses and other current liabilities	6,917
Deferred tax liability	4,348

11,265

Cash consideration paid	$42,937

     The Company recorded approximately $1.2 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.3 million has been utilized as of April 3, 2004.

     The following is a rollforward of the NuGenesis acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

			Balance
	Amounts	Utilization	April 3, 2004

Contract terminations	$100	$—	$100
Facility related costs	660	—	660
Other	400	(288)	112

Total	$1,160	$(288)	$872

Creon:
In July 2003, the Company acquired all of the capital stock of Creon Lab Control AG (“Creon”), a company headquartered in Cologne, Germany, for approximately $16.3 million in cash. Creon specializes in Laboratory Information Management Software (“LIMS”) solutions.

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

Rheometrics:
On January 15, 2003, the Company acquired the worldwide rheometry business of Rheometric Scientific, Inc. (“Rheometrics”) for approximately $16.5 million in cash. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. This business was integrated into the existing worldwide TAI operations. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values.

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

      The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, of which 64 employees were terminated as of April 3, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of April 3, 2004.

     The following is a rollforward of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

	Balance			Balance
	December 31, 2003	Amounts	Utilization	April 3, 2004
Severance	$57	$—	$—	$57
Relocation	295	—	(21)	274
Supplier and contract terminations	67	—	—	67
Facility related costs	206	—	—	206
Other	8	—	(8)	—

Total	$633	$—	$(29)	$604

Other:
In the first quarter of 2004, the Company acquired various tangible and intangible assets of certain Asian distributors totaling approximately $0.5 million. In the first quarter of 2003, the Company made similar acquisitions in Asia and Ireland totaling approximately $2.9 million.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following represents the pro forma results of the ongoing operations for Waters, NuGenesis, and Creon as though the acquisitions of NuGenesis and Creon had occurred at the beginning of the periods shown (in thousands, except per share data). The pro forma information however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended	Three Months Ended
	April 3, 2004	March 29, 2003
Net revenues	$256,402	$227,045
Net income	37,980	32,041
Income per basic common share	0.32	0.25
Income per diluted common share	0.31	0.24

     The pro forma effects of the Rheometrics and Other acquisitions were immaterial for the quarters ended April 3, 2004 and March 29, 2003.

4. Divestiture of Business

     On March 26, 2003, the Company sold the net assets of its mass spectrometry inorganic product line for approximately $1.2 million in cash and the balance in notes receivable. Assets sold included inventory and certain accounts receivable, and liabilities assumed by the acquirer consisted of deferred service revenue and advance payment obligations, and warranty and installation obligations. The Company recorded a loss on sale of approximately $5.0 million, including severance costs of approximately $.3 million. This business generated sales of approximately $14.0 million per year with no contribution to earnings.

5. Goodwill and Other Intangibles

The carrying amount of goodwill was $230.8 million and $196.6 million at April 3, 2004 and December 31, 2003, respectively. The increase is attributed to the Company’s acquisitions (Note 3) during the period of approximately $34.9 million and currency translation adjustments of approximately $(0.7) million.

     The Company’s intangible assets in the consolidated balance sheets are detailed as follows:

	April 3, 2004			December 31, 2003
	Gross		Weighted -Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$68,060	$26,800	11 years	$54,676	$25,532	11 years
Capitalized software	57,214	28,848	3 years	53,879	26,215	3 years
Licenses	13,019	2,909	10 years	12,965	2,546	10 years
Patents and other intangibles	7,294	2,048	8 years	6,737	1,800	8 years

Total	$145,587	$60,605	8 years	$128,257	$56,093	7 years

     For the three months ended April 3, 2004 and March 29, 2003, amortization expense for intangible assets was $4.5 million and $2.9 million, respectively. Amortization expense for intangible assets is estimated to be approximately $17.5 million for each of the next five years.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

6. Debt

At April 3, 2004 and December 31, 2003, the Company had borrowings of $205.0 million and $100.0 million, respectively, under the $250.0 million Amended Credit Agreement. At April 3, 2004 and December 31, 2003, the $125.0 million Term Loan was fully drawn, of which $120.0 million and $125.0 million, respectively, were classified as long-term. The Company and its foreign subsidiaries had available short-term lines of credit with related short-term borrowings at April 3, 2004 and December 31, 2003 of $25.4 million and $21.3 million, respectively.

In February, 2004, the Company entered into interest rate swap agreements with banks, with notional amounts totaling $125.0 million, the purpose of which are to fix the rate of interest for the $125.0 million floating rate Term Loan. Under the terms of the agreements, the Company makes or receives a quarterly net interest payment from the banks based on the differential between the fixed rate on the swaps, which average 1.93%, and the three-month Libor rate. The swaps mature in December of 2005. The Company has designated these interest rate swap agreements as cash flow hedges, and accordingly the changes in fair value associated with these interest rate swap agreements are recorded in other comprehensive income.

The Company has entered into zero cost range forward agreements in British Pounds during the first quarter of 2004, in order to hedge the value of the Company’s net investment in subsidiaries for which the British Pound is their functional currency. Under the terms of the agreement the Company purchases an option below the current spot rate to sell British Pounds, and sells an option to their banks above the current spot rate to buy British Pounds, with option premiums that offset. At April 3, 2004, the notional value outstanding of the range forward agreements was 75 million British Pounds ($137.4 million at April 3, 2004). The Company has designated these range forward agreements as a hedge of a net investment, and accordingly the changes in fair value associated with these range forward agreements are recorded in other comprehensive income.

7. Income Taxes

The Company’s effective tax rate for the three months ended April 3, 2004 and March 29, 2003, was 20.0% and 22.2%, respectively. The decrease in the effective tax rates is primarily due to the tax effect of certain litigation, restructuring and business disposal charges. The effective tax rates, excluding these unusual charges and corresponding tax effects, were 22% and 23% for the three months ended April 3, 2004 and March 29, 2003, respectively. This decrease is primarily attributable to the shift of income to jurisdictions with lower effective tax rates.

8. Patent Litigation

Applera Corporation:

PE Corporation (since renamed Applera Corporation), MDS, Inc. and Applied Biosystems/MDS Sciex (“the Plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware (the “Court”) on February 18, 2000. The Plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments.

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

     In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside the United States were not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada.

     Previously, in July, 2002, the Company filed a civil action against Applera Corporation alleging patent infringement of U.S. Patent No. 5,304,798 owned by the Company. In November 2002, the University of Manitoba (the “University”) and Applera Corporation, its licensee, filed a civil action against the Company alleging patent infringement of U.S. Patent No. 6,331,702 owned by the University.

     On October 31, 2003, MDS, Inc. and Applied Biosystems/MDS Sciex Instruments filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Courts, UK. The case alleged that certain of the Company’s MS products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European Patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments. The Plaintiffs in this action were seeking an injunction against the Company to restrain it from infringing the European Patent and an unspecified award of damages.

     On March 2, 2004, the Company and MDS, Inc. through its Applied Biosystems/MDS Sciex Instruments partnership and Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been entered in to the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Applera Settlement Agreement provides for the resolution of all patent infringement claims in the United States made by certain of the parties against the other and of international cases brought by MDS, Inc. and Applied Biosystems/ MDS Sciex Instruments against the Company with respect to alleged infringements of those parties’ patents at issue in the United Kingdom, Canada and Japan.

     In consideration of entering into the Applera Settlement Agreement and the Stipulations, the Company and MDS, Inc. and Applied Biosystems/MDS Sciex Instruments have entered into royalty paying license agreements, cross licensing the use of the technology described in the parties’ respective patents at issue. In addition, the Company made a one-time payment to Applied Biosystems/MDS Sciex Instruments of $18.1 million on March 11, 2004.

     The accrued patent litigation expenses in the consolidated balance sheets as of April 3, 2004 and December 31, 2003, were $0.5 million and $19.9 million, respectively. The accrued expense at April 3, 2004 represented the Company’s best estimate of remaining legal expenses necessary to conclude this litigation. The change in the liability from December 31, 2003 is attributed to the one-time payment of $18.1 million and payments of legal fees directly associated with these cases. There were no charges in the statements of operations for the three months ended April 3, 2004 and March 29, 2003 related to these cases.

Hewlett-Packard Company:

The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages has been scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. The Company believes it has meritorious defenses to this new action. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company is pursuing a further appeal in the case. In the German case, a German court has found the patent infringed. The Company has appealed the German decision and believes it has meritorious defenses.

     The Company recorded a provision of $7.8 million in the quarter ended April 3, 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at April 3, 2004 was $8.6 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002.

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

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. A hearing on the matter was held on May 4, 2004. On May 5, 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgement of non-infringement of the PE Patent. As of April 3, 2004, no gain has been recorded and all litigation costs have been expensed as incurred.

9. Environmental Contingency

In July 2003, the Company entered into a settlement agreement (the “Environmental Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company has agreed to conduct a Supplemental Environmental Project in the amount of $0.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Environmental Settlement Agreement, the Company has also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations. A provision of $1.2 million was included in the statement of operations for the three months ended March 29, 2003.

10. Restructuring and Other Unusual Charges, net

2004 Restructuring:

In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, 69 of which had left the Company as of April 3, 2004. The provision of $2.1 million for the three months ended April 3, 2004 represents costs incurred including costs relating to severance costs for the 70 people and other directly related incremental costs of this realignment effort.

     At April 3, 2004, the $0.8 million liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2004 restructuring liability:

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	April 3, 2004
Severance	$—	$1,968	$(1,241)	$—	$727
Other	—	115	(67)	—	48

Total	$—	$2,083	$(1,308)	$—	$775

2002 Restructuring:

In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were to be terminated, all of which had left the Company as of April 3, 2004. In addition, the Company has committed to closing two sales and distribution facilities, of which one was closed by April 3, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     At April 3, 2004, approximately $0.3 million of the Company’s liability for non-cancelable lease obligations is included in other long-term liabilities in the consolidated balance sheet with a portion to be paid extending out to 2012. The remaining $0.2 million of the liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2002 integration restructuring liability:

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	April 3, 2004
Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	—	(1,599)	338
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(1)	—	167

Total	$2,606	$28	$(130)	$(1,999)	$505

11. Earnings Per Share

     Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended April 3, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$40,845	120,180	$0.34

Effect of dilutive securities:
Options and restricted stock outstanding		3,704
Options exercised and cancellations		103

Net income per diluted common share	$40,845	123,987	$0.33

	Three Months Ended March 29, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$33,977	126,308	$0.27

Effect of dilutive securities:
Options outstanding		4,405
Options exercised and cancellations		72

Net income per diluted common share	$33,977	130,785	$0.26

     For the three months ended April 3, 2004 and March 29, 2003, the Company had 1,414 and 5,395 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12. Comprehensive Income

Comprehensive income details follow (in thousands):

	Three Months Ended	Three Months Ended
	April 3, 2004	March 29, 2003
Net income	$40,845	$33,977
Other comprehensive income (loss):
Foreign currency translation adjustments, Net of tax	6,767	(862)
Net appreciation (depreciation) and Realized gains (losses) on derivative instruments	(407)	(809)
Unrealized gains on investment, net of tax	420	56

Comprehensive income	$47,625	$32,362

13. Retirement Plans

The components of net periodic pension cost related the Waters Retirement Plan are as follows (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Pension Cost	April 3, 2004	March 29, 2003
Service cost	$1,383	$1,085
Interest cost	847	807
Expected return on plan assets	(743)	(707)
Net amortization:
Prior service cost	(25)	(25)
Net actuarial loss	212	97

Net periodic pension cost	$1,674	$1,259

     During the quarter ended April 3, 2004, the Company made no contributions to the Waters Retirement Plan (“the Plan”). During fiscal year 2004, the Company expects to contribute $10.0 million to the Plan.

     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Pension Cost	April 3, 2004	March 29, 2003
Service cost	$264	$222
Interest cost	164	130
Expected return on plan assets	(108)	(83)
Net amortization:
Prior service cost	—	—
Net actuarial loss	3	4

Net periodic pension cost	$323	$273

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

14. Business Segment Information

The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TAI Division.

     Waters Division is in the business of manufacturing, distributing and servicing HPLC instruments, columns, other consumables and mass spectrometry instruments that can be integrated and used along with other analytical instruments. As a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division has entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics is laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. TAI Division is in the business of manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two operating segments have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

15. Recent Accounting Standards Changes

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46-R (“FIN 46-R”). FIN 46-R is a revised interpretation of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. The Company does not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. The Company does not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales:
Sales for the three month period ended April 3, 2004 (the “2004 Quarter”) were $255.1 million, compared to $221.0 million for the three month period ended March 29, 2003 (the “2003 Quarter”). Currency translation increased reported sales growth in the 2004 Quarter 7%, primarily due to the strengthening of the Euro, British pound, Japanese Yen and Canadian dollar. Product sales were $186.2 million and $168.4 million in the 2004 Quarter and 2003 Quarter, respectively, an increase of $17.8 million or 11%. The increase in sales, aside from the effect of foreign currency translation is primarily due to the strength of the HPLC, Laboratory Informatics and TA sales growth offset by an decrease in MS sales. Service sales were $68.9 million and $52.6 million in the 2004 Quarter and 2003 Quarter, respectively, an increase of $16.3 million or 31%. The increase, aside from the effect of foreign currency translation, is primarily attributed to growth in the Company’s instrument installed base and sales of service contracts, including the effect of the Company’s recent acquisitions.

     The following commentary is with respect to the Company’s sales performance by product line excluding the effects of currency translation.

     HPLC sales in the 2004 Quarter grew approximately 16%. In the 2004 Quarter, chemistry grew approximately 17%, primarily as a result of continued strength in sales related to pharmaceutical production. Service grew 20% due to increased sales of service plans to the installed base of customers. Instrument sales grew 13% during the 2004 Quarter. The increase in instrument sales is largely attributable to purchase decisions for such instruments by the Company’s customers for new and replacement products. Geographically, sales in the U.S. and Europe strengthened approximately 15% in the 2004 Quarter, as business conditions within pharmaceutical accounts improved. Sales in Asia grew in excess of 20% in the 2004 Quarter.

     Mass spectrometry sales declined approximately 16% in the 2004 Quarter, excluding the impact of the sale of the inorganic product line. The European and Japanese markets continued to experience sales declines of approximately 20% in the 2004 Quarter. Offsetting these declines somewhat, the U.S. markets grew approximately 6% in the 2004 Quarter as a result of improving business conditions within U.S. based pharmaceutical companies. Worldwide MS service sales grew 22% due to increased sales of service plans to the installed base of customers.

     Through the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, sales of Laboratory Informatics were $5.0 million in the 2004 Quarter. There were no comparable sales of Laboratory Informatics in the 2003 Quarter.

     Sales for thermal analysis products continued to be strong in the 2004 Quarter, with growth of approximately 8%. The growth of this business was predominantly in Europe with increased spending by core industrial chemical and pharmaceutical companies.

Gross Profit:
Gross profit for the 2004 Quarter was $147.6 million, compared to $126.8 million for the 2003 Quarter, an increase of $20.8 million or 16%. Gross profit as a percentage of sales increased to 57.9% in the 2004 Quarter from 57.4% in the 2003 Quarter. The improvements in gross profit percentage reflect benefits from a higher product mix of consumable sales, continued success in material and manufacturing supply chain cost reduction programs, and the impact of the Laboratory Informatics acquisitions. These gross profit improvements have been offset somewhat by lower mass spectrometry margins due to reduced sales of high margin mass spectrometry products.

Selling, General, and Administrative Expenses:
Selling, general and administrative expenses for the 2004 Quarter were $71.4 million, compared to $61.6 million for the 2003 Quarter. As a percentage of sales, selling, general and administrative expenses increased slightly to 28% for the 2004 Quarter from 27.9% in the 2003 Quarter. The $9.8 million or 16% increase in total selling, general and administrative expenses for the 2004 Quarter included an increase of approximately $5.6 million as a result of currency translation and $2.1 million from the Laboratory Informatics acquisitions. Annual merit increases effective April 2003 across most divisions, other headcount additions and related fringe benefits and indirect costs, accounted for approximately $2.1 million of the increase over the 2003 Quarter.

Research and Development Expenses:
Research and development expenses were $16.1 million for the 2004 Quarter compared to $13.6 million for the 2003 Quarter, an increase of $2.5 million or 19%. Research and development expenses increased $0.5 million for the 2004 Quarter due to the effects of currency translation. The additional increases during the 2004 Quarter relate to the Company’s continued commitment to invest significantly in acquisitions, specifically Laboratory Informatics, and development of new and improved HPLC, mass spectrometry, thermal analysis and rheometry products.

Purchased Intangibles Amortization:
Purchased intangibles amortization for the 2004 Quarter was $1.3 million compared to $1.0 million for the 2003 Quarter. The increase of $0.3 million primarily relates to the intangible assets purchased as part of the Laboratory Informatics acquisitions.

Litigation Provisions:
The Company recorded a $7.8 million charge in the 2004 Quarter for litigation provisions. These charges were related to the ongoing patent infringement suit with Hewlett Packard. There was approximately $0.3 million incurred in the 2003 Quarter related to this litigation. The Company recorded a $1.2 million charge in 2003 for an outstanding environmental matter concerning the Company’s Taunton facility.

Loss on Sale of Business:
The Company recorded a $5.0 million charge relating to the loss on sale of the inorganic mass spectrometry product line in the 2003 Quarter. There was no such charge in the 2004 Quarter.

Restructuring and Other Unusual Charges, net:
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, 69 of which had left the Company as of April 3, 2004. The provision of $2.1 million for the 2004 Quarter represents costs incurred including costs relating to severance costs for the 70 people and other directly related incremental costs of this realignment effort.

     At April 3, 2004, the $0.8 million liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2004 restructuring liability:

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	April 3, 2004
Severance	$—	$1,968	$(1,241)	$—	$727
Other	—	115	(67)	—	48

Total	$—	$2,083	$(1,308)	$—	$775

     The annual operating costs of the 70 people terminated are approximately $5.5 million. In January 2004, the Company began the process of hiring a similar number of people in field sales and service organizations around the world. The annual operating costs for these additions are expected to be similar to the costs of the people terminated.

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were to be terminated, all of which had left the Company as of April 3, 2004. In addition, the Company has committed to closing two sales and distribution facilities, of which one was closed by April 3, 2004. During the 2004 Quarter, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to the continued use of two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

     At April 3, 2004, approximately $0.3 million of the Company’s liability for non-cancelable lease obligations is included in other long-term liabilities in the consolidated balance sheet with a portion to be paid extending out to 2012. The remaining $0.2 million of the liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2002 integration restructuring liability:

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	April 3, 2004
Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	—	(1,599)	338
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(1)	—	$167

Total	$2,606	$28	$(130)	$(1,999)	$505

Interest Expense:
Interest expense was $1.9 million for the 2004 Quarter, compared to $1.1 million for the 2003 Quarter, a $0.8 million increase. The increase is due primarily to interest expense on additional borrowings against the Company’s credit facility in the 2004 Quarter to fund the stock repurchase program.

Interest Income:
Interest income was $2.1 for the 2004 Quarter, compared to $1.9 million for the 2003 Quarter, a $0.2 million increase. The change in interest income between the 2004 Quarter and the 2003 Quarter is primarily attributed to increases in the Company’s cash balances.

Provision for Income Taxes:
The Company’s effective tax rate for the 2004 Quarter and 2003 Quarter, was 20.0% and 22.2%, respectively. The decrease in the effective tax rates is primarily due to the tax effect of certain litigation, restructuring and business disposal charges. The effective tax rates, excluding these unusual charges and corresponding tax effects, were 22% and 23% for the 2004 Quarter and 2003 Quarter, respectively. This decrease is primarily attributable to the shift of income to jurisdictions with lower effective tax rates.

Liquidity and Capital Resources

     Condensed Consolidated Statements of Cash flows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income	$40,845	$33,977
Depreciation and amortization	9,713	8,982
Change in accounts receivable	(4,905)	6,354
Change in inventories	(3,159)	(3,529)
Change in accounts payable and other current liabilities	4,185	(16,856)
Change in deferred revenue and customer advances	11,254	10,418
Change in accrued litigation	(11,680)	1,717
Other changes in operating activities	9,335	3,721

Net cash provided by operating activities	55,588	44,784
Net cash used in investing activities	(50,219)	(28,147)
Net cash provided by (used in) financing activities	40,566	(4,729)
Effect of exchange rate changes on cash and cash equivalents	5,889	(3,650)

Increase in cash and cash equivalents	$51,824	$8,260

Net cash provided from operating activities was $55.6 million and $44.8 million in the 2004 Quarter and 2003 Quarter, respectively. The primary sources of net cash provided from operating activities were net income and the adding back of depreciation and amortization. Other changes in various assets and liabilities were generally offsetting. Depreciation and amortization increased in the 2004 Quarter from the effect of the Laboratory Informatics acquisitions. The changes in accounts receivable are directly related to the Company’s sales growth between the fourth fiscal quarter of any year and the first fiscal quarter of the following year, and its collection efforts. Days-sales-outstanding (“DSO’s”) were approximately 79 days versus 84 days at April 3, 2004 and March 29, 2003, respectively. The DSO’s at April 3, 2004 were approximately 77 days, a decrease of 7 days compared to March 29, 2003 using constant currency exchange rates. The decrease in DSO’s is primarily attributed to improved collection efforts geographically throughout the world. The increase in inventories in both the 2004 Quarter and the 2003 Quarter is consistent with general business conditions for inventory in the Company’s distribution channels not existent at December 31, 2003, and slight inventory build-up from the development of new products.

     The changes in accounts payable and other current liabilities are mostly related to the timing of payments of income tax, compensation, and retirement accruals. The increases in deferred revenue and customer advances are from invoicing for annual service contracts in the first fiscal quarter of each year. The accrued litigation decreased by $11.7 million due to the $18.1 million payment to Applied Biosystems/MDS Sciex Instruments for the settlement of a patent litigation matter, offset by a provision for a Hewlett-Packard patent litigation matter (Note 8).

     Net cash used in investing activities totaled $50.2 million and $28.1 million in the 2004 Quarter and 2003 Quarter, respectively. Additions to fixed assets and intangible assets were $8.8 million in the 2004 Quarter and $10.0 million in the 2003 Quarter, both consistent with capital spending trends and expectations throughout the respective years. Business acquisitions were $41.5 million and $19.4 million in respective 2004 and 2003 Quarters.

     Regarding cash provided by (used in) financing activities, the Company completed its $200.0 million stock repurchase program during the 2003 Quarter by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Company’s Board of Directors authorized the Company to repurchase up to an additional $400.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases. The Company repurchased 2,150 shares of its common stock for $80.6 million during the 2004 Quarter. As of April 3, 2004, 9,690 shares have been purchased under the 2003 Plan for $304.6 million. The Company believes it has the resources to fund this effort as well as to pursue acquisition opportunities in the future. From other financing activities, the Company received $12.0 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.

     The Company had net borrowings at the end of the 2004 Quarter of $342.0 million, primarily relating to borrowings in the U.S. under the Company’s Senior Revolving Credit Agreement, dated February 2002, for the stock repurchases. The Credit Agreement provides a $250.0 million line of credit, which is unsecured in nature and has a maturity date of February 2007. Loans under the Credit Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between .60% and 1.50% or 2) the prime rate. In December 2003, the Company amended the Credit Agreement by closing on a $125.0 million Add-On Term Loan Facility. The applicable interest to be charged changed from being based on the ratio of debt to total capitalization to debt to EBITDA. Loans under the amended Credit Agreement will bear interest for each quarter at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) the prime rate.

     The Company believes that the existing cash and cash equivalent balance of $408.6 million and expected cash flow from operating activities together with borrowings available from the amended Credit Agreement will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs beyond twelve months.

Contractual Obligations and Commercial Commitments:

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company reviewed its contractual obligations and commercial commitments as of April 3, 2004, and determined that there were no significant changes.

     The Company paid $42.9 million in the first quarter of 2004 for the acquisition of NuGenesis Technologies Corporation (“NuGenesis”). Capital expenditures in 2004 are expected to be modestly higher than 2003 levels, as the Company is evaluating its future facility needs. The Company has commitments for lease agreements, expiring at various dates through 2019, covering certain buildings, office equipment and automobiles.

     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments and any outcome, either individually or in the aggregate, will not be material to the financial position or results of operations.

     During fiscal year 2004, the Company expects to contribute $10.0 million to the Company’s retirement plans. No payments were made in the 2004 Quarter.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in the amended Credit Agreement, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates

In the Company’s annual report on Form 10-K for the year ended December 31, 2003, the Company’s most critical accounting policies and estimates upon which its financial status depends upon were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2004 Quarter. The Company did not make any changes in those policies during the 2004 Quarter.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
The statements included in this quarterly report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding future results and events, including statements regarding expected financial results, future growth and customer demand and uncertainty relating to patent litigation that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, the outcome of ongoing patent litigation, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the availability of component parts from suppliers, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”), which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended April 3, 2004. For additional information, refer to the Company’s Form 10-K, Item 7a for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Applera Corporation:

PE Corporation (since renamed Applera Corporation), MDS, Inc. and Applied Biosystems/MDS Sciex (“the Plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware (the “Court”) on February 18, 2000. The Plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments.

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

     In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside the United States were not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada.

     Previously, in July, 2002, the Company filed a civil action against Applera Corporation alleging patent infringement of U.S. Patent No. 5,304,798 owned by the Company. In November 2002, the University of Manitoba (the “University”) and Applera Corporation, its licensee, filed a civil action against the Company alleging patent infringement of U.S. Patent No. 6,331,702 owned by the University.

     On October 31, 2003, MDS, Inc. and Applied Biosystems/MDS Sciex Instruments filed a civil action against Micromass UK Limited, Waters Limited, wholly owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Courts, UK. The case alleged that certain of the Company’s MS products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European Patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/MDS Sciex Instruments. The Plaintiffs in this action were seeking an injunction against the Company to restrain it from infringing the European Patent and an unspecified award of damages.

     On March 2, 2004, the Company and MDS, Inc. through its Applied Biosystems/MDS Sciex Instruments partnership and Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been entered into the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

     The Applera Settlement Agreement provides for the resolution of all patent infringement claims in the United States made by certain of the parties against the other and of international cases brought by MDS, Inc. and Applied Biosystems/ MDS Sciex Instruments against the Company with respect to alleged infringements of those parties’ patents at issue in the United Kingdom, Canada and Japan.

     In consideration of entering into the Applera Settlement Agreement and the Stipulations, the Company and MDS, Inc. and Applied Biosystems/MDS Sciex Instruments have entered into royalty paying license agreements, cross licensing the use of the technology described in the parties’ respective patents at issue. In addition, the Company made a one-time payment to Applied Biosystems/MDS Sciex Instruments of $18.1 million on March 11, 2004.

     The accrued patent litigation expenses in the consolidated balance sheets as of April 3, 2004 and December 31, 2003, were $0.5 million and $19.9 million, respectively. The accrued expense at April 3, 2004 represented the Company’s best estimate of remaining legal expenses necessary to conclude this litigation. The change in the liability from December 31, 2003 is attributed to the one-time payment of $18.1 million and payments of legal fees directly associated with these cases. There were no charges in the statements of operations for the three months ended April 3, 2004 and March 29, 2003 related to these cases.

Hewlett-Packard Company:

The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages has been scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. The Company believes it has meritorious defenses to this new action. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company is pursuing a further appeal in the case. In the German case, a German court has found the patent infringed. The Company has appealed the German decision and believes it has meritorious defenses.

     The Company recorded a provision of $7.8 million in the quarter ended April 3, 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at April 3, 2004 was $8.6 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002.

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

     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. A hearing on the matter was held on May 4, 2004. On May 5, 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the PE Patent. As of April 3, 2004, no gain has been recorded and all litigation costs have been expensed as incurred.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended April 3, 2004 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total
			Number of
			Shares	(d) Maximum
	(a) Total		Purchased as	Dollar Value of
	Number of	(b)	Part of	Shares that May
	Shares	Average	Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced	Under the
Period	(1)	per Share	Programs (2)	Programs (3)
January 1 to 31, 2004	—	$—	—	$175,986
February 1 to 29, 2004	1,465	37.34	1,465	121,278
March 1 to April 3, 2004	685	37.79	685	95,393

Total	2,150	$37.49	2,150	$95,393

(1)	The Company purchased an aggregate of 2,150 shares of its common stock pursuant to a repurchase program (the “Program”) that was announced on May 6, 2003.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $400.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is May 5, 2005.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $176.0 million at January 1, 2004.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	Exhibit 10.19	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Mark T. Beaudouin.

	Exhibit 10.20	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Douglas A. Berthiaume.

	Exhibit 10.21	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Arthur G. Caputo.

	Exhibit 10.22	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and William J. Curry.

	Exhibit 10.23	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Brian K. Mazar.

	Exhibit 10.24	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and John R. Nelson.

	Exhibit 10.25	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and John Ornell.

	Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

In a Form 8-K furnished to the SEC on January 29, 2004, the Registrant reported under Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarter and year ended December 31, 2003 and Supplemental Information disclosure of free cash flow for the quarter and year ended December 31, 2003.

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ JOHN ORNELL

John Ornell Authorized Officer and Vice President, Finance and Administration and Chief Financial Officer
Date: May 10, 2004