Form 10-Q
period 2004-07-03
WATERS CORP /DE/
filed 2004-08-11
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2004

OR

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes (X)	No ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)	No ( )

Number of shares outstanding of the Registrant’s common stock as of August 9, 2004: 118,228,555.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	July 3, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$419,979	$356,781
Accounts receivable, less allowances for doubtful accounts and sales returns of $5,593 and $5,638 at July 3, 2004 and December 31, 2003, respectively	221,951	214,260
Inventories	132,784	128,810
Other current assets	17,704	15,548

Total current assets	792,418	715,399
Property, plant and equipment, net of accumulated depreciation of $140,960 and $131,404 at July 3, 2004 and December 31, 2003, respectively	126,837	108,162
Intangible assets, net	84,887	72,164
Goodwill	229,810	196,556
Other assets	36,925	38,580

Total assets	$1,270,877	$1,130,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$284,496	$121,309
Current portion of long-term debt	10,000	-
Accounts payable	40,940	43,884
Accrued employee compensation	21,675	19,802
Deferred revenue and customer advances	70,775	55,923
Accrued retirement plan contributions	17,662	14,025
Accrued income taxes	48,118	42,638
Accrued other taxes	8,800	8,255
Accrued warranty	9,873	11,051
Accrued litigation	5,437	20,747
Other current liabilities	45,600	40,887

Total current liabilities	563,376	378,521
Long-term liabilities:
Long-term debt	115,000	125,000
Long-term portion of post retirement benefits	28,765	28,863
Other long-term liabilities	11,807	8,000

Total long-term liabilities	155,572	161,863

Total liabilities	718,948	540,384
Commitments and contingencies (Notes 6, 8, 9, 10 and 13) Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at July 3, 2004 and December 31, 2003, respectively	-	-
Common stock, par value $0.01 per share, 400,000 shares authorized, 138,436 and 136,708 shares issued (including treasury shares) at July 3, 2004 and December 31, 2003, respectively	1,384	1,367
Additional paid-in capital	327,106	289,046
Retained earnings	779,125	678,529
Treasury stock, at cost, 20,287 and 16,017 shares at July 3, 2004 and December 31, 2003, respectively	(598,870)	(423,874)
Deferred compensation	(194)	–
Accumulated other comprehensive income	43,378	45,409

Total stockholders’ equity	551,929	590,477

Total liabilities and stockholders’ equity	$1,270,877	$1,130,861

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended

	July 3, 2004	June 28, 2003

Product sales	$187,685	$171,731
Service sales	72,803	60,021

Total net sales	260,488	231,752
Cost of product sales	70,580	68,085
Cost of service sales	35,600	27,403

Total cost of sales	106,180	95,488

Gross profit	154,308	136,264
Selling and administrative expenses	75,840	68,679
Research and development expenses	15,694	13,790
Purchased intangibles amortization	996	1,027
Litigation settlement (Note 8)	(17,124)	-

Operating income	78,902	52,768
Interest expense	(1,891)	255
Interest income	2,886	1,649

Income from operations before income taxes	79,897	54,672
Provision for income taxes	20,146	12,574

Net income	$59,751	$42,098

Net income per basic common share	$0.50	$0.34
Weighted average number of basic common shares	118,691	123,610
Net income per diluted common share	$0.49	$0.33
Weighted average number of diluted common shares and equivalents	122,820	128,252

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (unaudited)

	Six Months Ended

	July 3, 2004	June 28, 2003
Product sales	$373,893	$340,157
Service sales	141,681	112,594

Total net sales	515,574	452,751
Cost of product sales	143,139	136,300
Cost of service sales	70,515	53,399

Total cost of sales	213,654	189,699

Gross profit	301,920	263,052
Selling and administrative expenses	147,267	130,290
Research and development expenses	31,765	27,350
Purchased intangibles amortization	2,350	2,055
Litigation (settlement) and provisions (Notes 8 and 9)	(9,277)	1,500
Loss on sale of business (Note 4)	-	5,031
Restructuring and other unusual charges, net (Note 10)	104	1,214

Operating income	129,711	95,612
Interest expense (Note 8)	(3,765)	(816)
Interest income	4,991	3,545

Income from operations before income taxes	130,937	98,341
Provision for income taxes	30,341	22,266

Net income	$100,596	$76,075

Net income per basic common share	$0.84	$0.61
Weighted average number of basic common shares	119,439	124,925
Net income per diluted common share	$0.81	$0.59
Weighted average number of diluted common shares and equivalents	123,434	129,483

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$100,596	$76,075
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	-	5,031
Recoveries for doubtful accounts on accounts receivable	(44)	(556)
Provisions on inventory	2,408	505
Deferred income taxes	(59)	664
Depreciation	10,562	12,049
Amortization of intangibles	8,876	5,775
Tax benefit related to stock option plans	16,268	8,531
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(7,991)	14,225
(Increase) decrease in inventories	(6,544)	2,818
Increase in other current assets	(2,045)	(3,352)
Decrease (increase) in other assets	1,828	(1,093)
Increase (decrease) in accounts payable and other current liabilities	3,375	(28,196)
Increase in deferred revenue and customer advances	11,883	10,074
Decrease in accrued litigation	(15,310)	(52,663)
Increase in other liabilities	4,340	40

Net cash provided by operating activities	128,143	49,927
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(35,946)	(20,175)
Business acquisitions, net of cash acquired	(41,467)	(18,863)
Proceeds from sale of business	-	1,183
Decrease in restricted cash	-	49,944

Net cash (used in) provided by investing activities	(77,413)	12,089
Cash flows from financing activities:
Net borrowings of bank debt	163,187	113,173
Proceeds from stock plans	21,577	9,236
Purchase of treasury shares	(174,996)	(167,473)
Proceeds (payments) from debt swaps	1,047	(3,185)

Net cash provided by (used in) financing activities	10,815	(48,249)
Effect of exchange rate changes on cash and cash equivalents	1,653	5,964

Increase in cash and cash equivalents	63,198	19,731
Cash and cash equivalents at beginning of period	356,781	263,312

Cash and cash equivalents at end of period	$419,979	$283,043

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.	Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”) and mass spectrometry (“MS”) instrument systems and associated service and support products including chromatography columns and other “consumable” products. These systems are complementary products that can be integrated together and used along with other analytical instruments, especially HPLC. HPLC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. As a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division has entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. Through its TA Instruments Division (“TAI”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products.

     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2004 and 2003 ended on July 3, 2004 and June 28, 2003, respectively.

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

Stock-Based Compensation:
The Company has five stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, including Financial Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. No compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan since all stock option awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded, related to restricted stock awards, was immaterial for the three months and six months ended July 3, 2004 and June 28, 2003.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s five stock-based compensation plans.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Compensation Expense – Fair Value Method	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income, as reported	$ 59,751	$ 42,098	$ 100,596	$ 76,075
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,849)	(6,500)	(11,698)	(13,000)

Pro forma net income	$ 53,902	$ 35,598	$ 88,898	$ 63,075

Earnings per share:
Basic – as reported	$0.50	$0.34	$0.84	$0.61
Basic – pro forma	$0.45	$0.29	$0.74	$0.50
Diluted – as reported	$0.49	$0.33	$0.81	$0.59
Diluted – pro forma	$0.44	$0.28	$0.72	$0.49

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

     The following is a rollforward of the Company’s accrued warranty liability for the six months ended July 3, 2004:

	Balance	Accruals for	Settlements	Balance
	December 31, 2003	Warranties	Made	July 3, 2004

Accrued warranty liability	$11,051	$9,101	$(10,279)	$9,873

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

     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the three months ended July 3, 2004, the Company purchased 2,120 shares of its common stock for $94.4 million, thus effectively completing its $400.0 million stock buyback program. The Company repurchased 4,270 shares of its common stock for $175.0 million during the six months ended July 3, 2004. The total shares purchased under this program were 11,810.

     At July 3, 2004, the Company had borrowings outstanding under its credit facility of $397.5 million principally to finance share repurchases under these two programs.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.	Inventories

Inventories are classified as follows:

	July 3, 2004	December 31, 2003
Raw materials	$ 46,642	$ 41,768
Work in progress	10,767	14,031
Finished goods	75,375	73,011

Total inventories	$132,784	$128,810

3.	Acquisitions

NuGenesis:
In February 2004, the Company acquired all of the capital stock of NuGenesis Technologies Corporation (“NuGenesis”), a company headquartered in Westborough, Massachusetts, for approximately $42.9 million in cash. NuGenesis develops and markets the NuGenesis® Scientific Data Management System (“SDMS”).

     The acquisition of NuGenesis was accounted for under the purchase method of accounting and the results of operations of NuGenesis have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $13.1 million of the purchase price to intangible assets comprised of customer lists, trademarks and other purchased intangibles. The excess purchase price of $34.7 million after this allocation has been accounted for as goodwill.

     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the NuGenesis acquisition (in thousands):

Cash	$ 1,983
Accounts receivable	3,079
Inventory	121
Other current assets	194
Goodwill	34,741
Intangible assets	13,100
Fixed assets	722
Other assets	162

54,102

Accrued expenses and other current liabilities	6,817
Deferred tax liability	4,348

11,165

Cash consideration paid	$ 42,937

     The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.3 million has been utilized as of July 3, 2004.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a rollforward of the NuGenesis acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

Balance
	Amounts	Utilization	July 3,2004

Facility related costs	$ 660	—	$ 660
Other	400	(308)	92

Total	$ 1,060	$ (308)	$ 752

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

     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the Creon acquisition (in thousands):

Accounts receivable	$ 2,201
Inventory	145
Deferred tax asset	2,500
Other current assets	74
Goodwill	5,552
Intangible assets	4,421
Other assets	371

Total assets acquired	15,264

Accrued expenses and other current liabilities	4,175
Other liabilities	748

Total liabilities acquired	4,923

Expensed in-process research and development	6,000

Cash consideration paid	$ 16,341

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

     The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, of which 65 employees were terminated as of July 3, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of July 3, 2004.

     The following is a rollforward of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

	Balance			Balance
	December 31,2003	Amounts	Utilization	July 3,2004

Severance	$ 57	$ —	$ —	$ 57
Relocation	295	—	(42)	253
Supplier and contract terminations	67	—	—	67
Facility related costs	206	—	(52)	154
Other	8	—	(8)	—

Total	$ 633	$ —	$ (102)	$ 531

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

	Six Months Ended	Six Months Ended
	July 3, 2004	June 28, 2003
Net revenues	$ 516,890	$ 466,932
Net income	97,731	73,618
Income per basic common share	0.82	0.59
Income per diluted common share	0.79	0.57

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The pro forma effects of the Rheometrics and Other acquisitions were immaterial for the six months ended July 3, 2004 and June 28, 2003.

4.	Divestiture of Business

On March 26, 2003, the Company sold the net assets of its mass spectrometry inorganic product line for approximately $1.2 million in cash and the balance in notes receivable. Assets sold included inventory and certain accounts receivable, and liabilities assumed by the acquirer consisted of deferred service revenue and advance payment obligations, and warranty and installation obligations. The Company recorded a loss on sale of approximately $5.0 million, including severance costs of approximately $0.3 million. This business generated sales of approximately $14.0 million per year with no contribution to earnings.

5.	Goodwill and Other Intangibles

The carrying amount of goodwill was $229.8 million and $196.6 million at July 3, 2004 and December 31, 2003, respectively. The increase is attributed to the Company’s acquisitions (Note 3) during the period of approximately $34.8 million and currency translation adjustments of approximately $(1.6) million.

     The Company’s intangible assets in the consolidated balance sheets are detailed as follows:

	July 3, 2004			December 31, 2003
	Gross		Weighted -Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$ 59,940	$ 19,955	12 years	$ 54,676	$ 25,532	11 years
Capitalized software	61,102	31,792	3 years	53,879	26,215	3 years
Licenses	13,556	3,377	10 years	12,965	2,546	10 years
Patents and other intangibles	7,712	2,299	8 years	6,737	1,800	8 years

Total	$ 142,310	$ 57,423	8 years	$ 128,257	$ 56,093	7 years

     For the three months ended July 3, 2004 and June 28, 2003, amortization expense for intangible assets was $4.5 million and $2.9 million, respectively. For the six months ended July 3, 2004 and June 28, 2003, amortization expense for intangible assets was $8.9 million and $5.8 million, respectively. Amortization expense for intangible assets is estimated to be approximately $17.5 million for each of the next five years. During the three months ended July 3, 2004, the Company wrote off $7.9 million of fully amortized purchased intangibles related to thermal analysis technology no longer used by the Company. Accumulated amortization for intangible assets increased approximately $0.3 million during the six months ended July 3, 2004 due to the effect of foreign currency translation adjustments.

6.	Debt

At July 3, 2004 and December 31, 2003, the Company had borrowings of $205.0 million and $100.0 million, respectively, under the $250.0 million Amended Credit Agreement. At July 3, 2004 and December 31, 2003, the $125.0 million Term Loan was fully drawn, of which $115.0 million and $125.0 million, respectively, were classified as long-term. Loans under the Amended Credit Agreement and Term Loan will bear interest for each quarter at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate. At July 3, 2004, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.95% to 2.33%. At December 31, 2003, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.78% to 1.95%. In May 2004, the Company put in place an additional $25.0 million committed 364 day revolving credit facility. Loans under the 364 day facility will bear interest at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus 1.00% or 2) prime rate. At July 3, 2004, the Company had borrowings of $24.0 million under this facility. The Company and its foreign subsidiaries had available short-term lines of credit with related short-term borrowings at July 3, 2004 and December 31, 2003 of $55.5 million and $21.3 million, respectively.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     In February 2004, the Company entered into interest rate swap agreements with banks, with notional amounts totaling $125.0 million, the purpose of which are to fix the rate of interest for the $125.0 million floating rate Term Loan. Under the terms of the agreements, the Company makes or receives a quarterly net interest payment from the banks based on the differential between the fixed rate on the swaps, which average 1.93%, and the three-month LIBOR rate. The swaps were to mature in December 2005. The Company had designated these interest rate swap agreements as cash flow hedges and, accordingly, the changes in fair value associated with these interest rate swap agreements are recorded in other comprehensive income. During the six months ended July 3, 2004, the Company closed the swaps resulting in a deferred gain of $1.6 million recorded in other comprehensive income, which will be recognized in earnings ratably through December 2005, the term of the related debt.

     The Company entered into zero cost range forward agreements in British Pounds during the first quarter of 2004, with a notional value of 75.0 million British Pounds, in order to hedge the value of the Company’s net investment in subsidiaries for which the British Pound is their functional currency. Under the terms of the agreement the Company purchases an option below the current spot rate to sell British Pounds, and sells an option to its banks above the current spot rate to buy British Pounds, with option premiums that offset. The contracts expired during the second quarter of 2004, resulting in zero realized gain or loss. The Company entered into new zero cost range forward agreements in British Pounds during the second quarter of 2004. At July 3, 2004, the notional value outstanding of the range forward agreements was 75.0 million British Pounds ($136.2 million at July 3, 2004). The Company has designated these range forward agreements as a hedge of a net investment and, accordingly, the changes in fair value associated with these range forward agreements are recorded in other comprehensive income.

7.	Income Taxes

The Company’s effective tax rates for the three months ended July 3, 2004 and June 28, 2003, were 25.2% and 23.0%, respectively. The increase in the effective tax rates is primarily due to the tax effect of the litigation settlement received from Perkin-Elmer. The effective tax rates, excluding this settlement and corresponding tax effects, were 22.0% and 23.0% for the three months ended July 3, 2004 and June 28, 2003, respectively. This decrease is primarily attributable to the increase in income in jurisdictions with lower effective tax rates.

     The Company’s effective tax rates for the six months ended July 3, 2004 and June 28, 2003, were 23.2% and 22.6%, respectively. The increase in the effective tax rates is primarily due to the net tax effect of the Perkin-Elmer litigation settlement received and litigation provisions made in the six months ended July 3, 2004, compared to the tax effect of certain litigation provisions, restructuring charges and loss on sale of a business incurred in the six months ended June 28, 2003. The effective tax rates, excluding these unusual items and corresponding tax effects, were 22.0% and 23.0% for the six months ended July 3, 2004 and June 28, 2003, respectively. This decrease is primarily attributable to the increase in income in jurisdictions with lower effective tax rates.

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

     In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside the United States were not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada. Also, in the three months ended June 28, 2003, the Company reversed approximately $0.9 million of interest as a one-time credit to interest expense.

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

      The accrued patent litigation expenses in the consolidated balance sheets as of July 3, 2004 and December 31, 2003 were $0.3 million and $19.9 million, respectively. The accrued expense at July 3, 2004 represents the Company’s best estimate of remaining legal expenses necessary to conclude this litigation. The change in the liability from December 31, 2003 is attributed to the one-time payment of $18.1 million and payments of legal fees directly associated with these cases. There were no charges in the statements of operations for the three months and six months ended July 3, 2004 and June 28, 2003 related to these cases.

Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. The Company believes it has meritorious defenses to this new action. At a hearing held in the U.K. on June 8, 2004, the U.K. court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company has appealed the German decision and believes it has meritorious defenses.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at July 3, 2004 was $5.1 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability in the three months ended July 3, 2004 is attributable to payment of initial deposits of potential damages of $3.2 million and payments of legal fees directly associated with the cases.

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

     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. A hearing on the matter was held on May 4, 2004. On May 5, 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the PE Patent. On May 11, 2004, PE, now known as Applera Corporation, paid the Company $17.4 million, including $0.2 million in post-judgment interest which has been classified as interest income in the consolidated statements of operations. Approximately $0.1 million in legal fees were incurred and were offset against the recording of settlement proceeds.

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

10.	Restructuring and Other Unusual Charges, net

2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, all of which had left the Company as of July 3, 2004. The provision of $2.1 million for the three months ended April 3, 2004 represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.

     At July 3, 2004, the remaining $0.1 million liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a rollforward of the Company’s 2004 restructuring liability:

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	July 3, 2004

Severance	$ —	$1,968	$(1,875)	$ —	$93
Other	—	115	(115)	—	—

Total	$ —	$2,083	$(1,990)	$ —	$93

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were to be terminated, all of which had left the Company as of July 3, 2004. In addition, the Company committed to closing two sales and distribution facilities, both of which were closed as of July 3, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

     At July 3, 2004, the remaining $0.2 million liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2002 integration restructuring liability:

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	July 3, 2004

Severance	$ 31	$ 23	$(54)	$ —	$ —
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(1)	—	167

Total	$2,606	$ 28	$(468)	$ (1,999)	$167

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

11.	Earnings Per Share

Basic and diluted earnings per share calculations are detailed as follows:

	Three Months Ended July 3, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$ 59,751	118,691	$ 0.50

Effect of dilutive securities:
Options and restricted stock outstanding		3,828
Options exercised and cancellations		301

Net income per diluted common share	$ 59,751	122,820	$ 0.49

	Three Months Ended June 28, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$ 42,098	123,610	$ 0.34

Effect of dilutive securities:
Options outstanding		4,402
Options exercised and cancellations		240

Net income per diluted common share	$ 42,098	128,252	$ 0.33

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six Months Ended July 3, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$ 100,596	119,439	$ 0.84

Effect of dilutive securities:
Options and restricted stock outstanding		3,538
Options exercised and cancellations		457

Net income per diluted common share	$ 100,596	123,434	$ 0.81

	Six Months Ended June 28, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$ 76,075	124,925	$ 0.61

Effect of dilutive securities:
Options outstanding		4,155
Options exercised and cancellations		403

Net income per diluted common share	$ 76,075	129,483	$ 0.59

     For the three months and six months ended July 3, 2004, the Company had 1,356 stock option securities that were antidilutive. For the three months and six months ended June 28, 2003, the Company had 3,701 stock option securities that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

12.	Comprehensive Income

Comprehensive income details follow (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$ 59,751	$ 42,098	$ 100,596	$ 76,075
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(6,799)	18,575	(32)	17,713
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(1,405)	(4,113)	(1,812)	(4,922)
Unrealized gains on investment, net of tax	(607)	515	(187)	571

Comprehensive income	$ 50,940	$ 57,075	$ 98,565	$ 89,437

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

13.	Retirement Plans

The components of net periodic pension cost related to the Waters Retirement Plan are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$ 1,383	$ 1,085	$ 2,766	$ 2,170
Interest cost	847	807	1,694	1,614
Expected return on plan assets	(743)	(707)	(1,486)	(1,414)
Net amortization
Prior service cost	(25)	(25)	(50)	(50)
Net actuarial loss	212	99	424	198

Net periodic pension cost	$ 1,674	$ 1,259	$ 3,348	$ 2,518

     For the three months and six months ended July 3, 2004, the Company made no contributions to the Waters Retirement Plan (“the Plan”). During fiscal year 2004, the Company expects to contribute $10.0 million to the Plan.

     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$ 264	$ 222	$ 528	$ 444
Interest cost	164	130	328	260
Expected return on plan assets	(108)	(83)	(216)	(166)
Net amortization
Prior service cost	—	—	—	—
Net actuarial loss	3	4	6	8

Net periodic pension cost	$ 323	$ 273	$ 646	$ 546

14.	Business Segment Information

The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TAI Division.

     Waters Division is in the business of manufacturing, distributing and servicing HPLC instruments, columns, other consumables and mass spectrometry instruments that can be integrated and used along with other analytical instruments. As a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division has entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. TAI Division is in the business of manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two operating segments have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview:

Sales grew 12% in the three month period ended July 3, 2004 (the “2004 Quarter”) over the three month period ended June 28, 2003 (the “2003 Quarter”). Sales for the six month period ended July 3, 2004 (the “2004 Period”) were $515.6 million, an increase of 14% over the six month period ended June 28, 2003 (the “2003 Period”). Excluding currency effects, sales grew 9% in the 2004 Quarter and 9% in the 2004 Period. The Company continues to have solid sales performance across all product lines, particularly in the U.S. and Asian markets, with mass spectrometry (“MS”) sales growth rebounding to 11% in the 2004 Quarter versus a 16% decline in the first quarter of 2004, excluding the impact of the sale of the inorganic product line. Recent acquisitions in Laboratory Informatics of Creon Lab Control AG and NuGenesis Technologies Corporation contributed $5.4 million and $10.3 million to sales growth in the 2004 Quarter and 2004 Period, respectively. There were no comparable sales of Laboratory Informatics in the 2003 Quarter or 2003 Period.

     Operating income was $78.9 million and $129.7 million in the 2004 Quarter and 2004 Period, respectively, an increase of 50% and 36% over the same periods in 2003. The 2004 Quarter and 2004 Period included the benefit of a litigation settlement in the amount of $17.1 million. The 2004 Period also included litigation provisions and restructuring charges of $7.9 million recorded in the first quarter of 2004. The 2003 Period included a loss on sale of a business of $5.0 million, restructuring charges of $1.2 million and litigation provisions of $1.5 million. The remaining increase in operating income of $9.0 million and $17.2 million for the 2004 Quarter and 2004 Period is primarily a result of sales volume growth, reductions in manufacturing costs, production volume and operating expense leverage, and the effects of currency translations.

     Operating cash flows increased to $128.1 million in the 2004 Period compared to $49.9 million in the 2003 Period. The 2003 Period included approximately $54.0 million in litigation payments while the 2004 Period included net litigation payments of approximately $4.0 million. The remaining increase in operating cash flows of $28.2 million is primarily a result of the increase in operating income. Capital expenditures in the 2004 Period were $35.9 million and included an $18.1 million purchase of a 250 thousand square foot building adjacent to the Company’s headquarters. This building will be used to consolidate certain functions and facilities in Massachusetts later in 2004 and early 2005. In June 2004, the Company effectively concluded its $400.0 million stock buyback program previously announced in May 2003. Approximately $163.0 million of incremental bank borrowings funded the $175.0 million of stock repurchased under this program in 2004. The Company repurchased approximately 11.8 million shares under this program.

Results of Operations

Sales:
Sales for the 2004 Quarter and the 2004 Period were $260.5 million and $515.6 million, respectively, compared to $231.8 million for the 2003 Quarter and $452.8 million for the 2003 Period, an increase of 12% for the quarter and 14% for the period. Currency translation increased reported sales growth in the 2004 Quarter and 2004 Period by 3% and 5%, respectively, primarily due to the strengthening of the Euro, British Pound, Japanese Yen and Canadian dollar against the U.S. dollar. Product sales were $187.7 million and $373.9 million in the 2004 Quarter and 2004 Period, respectively, compared to $171.7 million and $340.2 million in the 2003 Quarter and 2003 Period, an increase of 9% for the quarter and 10% for the period. The increase in product sales, aside from the effect of foreign currency translation, is primarily due to the continued strength of the HPLC, MS and TAI sales growth in the 2004 Quarter and Period and the impact of acquired businesses. MS sales grew 11% in the 2004 Quarter but were down 6% in the 2004 Period. Service sales were $72.8 million and $141.7 million in the 2004 Quarter and 2004 Period, respectively, compared to $60.0 million and $112.6 million in the 2003 Quarter and 2003 Period, an increase of 21% for the quarter and 26% for the period. The increase, aside from the effect of foreign currency translation, is primarily attributed to growth in the Company’s instrument installed base and sales of service contracts, including the effect of the Company’s recent acquisitions.

     The following commentary is with respect to the Company’s sales performance by product line excluding the effects of currency translation. Also in the 2004 Quarter the Company reorganized and reclassified its operations in India from Europe to Asia. The sales amounts and growth percentages, which are not material, have been updated to reflect this reclassification.

     Within the Waters Division, chromatography sales grew approximately 5% in the 2004 Quarter and 10% in the 2004 Period. Chemistry grew approximately 10% in the 2004 Quarter and 13% in the 2004 Period, primarily as a result of continued strength in sales related to pharmaceutical production. Service grew 11% in the 2004 Quarter and 15% in the 2004 Period due to increased sales of service plans to the installed base of customers. Instrument sales growth was flat in the 2004 Quarter compared with the 2003 Quarter and grew 6% in the 2004 Period. The Company had expected shipments of new products, such as ACQUITY UPLC™, in the 2004 Quarter but decided to postpone deliveries until the third quarter to allow for an extended testing of system configurations. There was approximately $5.0 million of order backlog for ACQUITY UPLC at July 3, 2004. The increase in sales during the 2004 Period is largely attributable to purchase decisions for such instruments by the Company’s customers for new and replacement products. Geographically, sales in the U.S. and Asia both strengthened approximately 10% in the 2004 Quarter and 12% and 22%, respectively, in the 2004 Period, as business conditions within pharmaceutical accounts improved. Sales in Europe softened in the 2004 Quarter and were down 3%, but remained up 1% in the 2004 Period.

     Within the Waters Division, mass spectrometry sales grew 11% in the 2004 Quarter and declined 6% in the 2004 Period, respectively, excluding the impact of the sale of the inorganic product line. The U.S. and Far East markets grew in excess of 30% in the 2004 Quarter largely due to sales of the Quattro Premier and Quattro Micro tandem quadrupole systems. Offsetting this growth in the 2004 Quarter were declines in Europe of approximately 15%.

     Through the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, sales of Laboratory Informatics products were $5.4 million in the 2004 Quarter and $10.3 million in the 2004 Period. There were no comparable sales of Laboratory Informatics products in the 2003 Quarter or 2003 Period.

     Within the TA Instruments Division, sales continued to be strong with sales growth of 9% for the 2004 Quarter and 2004 Period, respectively. The growth of this business was predominantly in Europe, Latin America and the Far East with increased spending by core industrial chemical and pharmaceutical companies.

Gross Profit:
Gross profit for the 2004 Quarter and 2004 Period was $154.3 million and $301.9 million, respectively, compared to $136.3 million and $263.1 million for the 2003 Quarter and 2003 Period, respectively, an increase of 13% for the quarter and 15% for the period. Gross profit as a percentage of sales increased to 59.2% in the 2004 Quarter and 58.6% in the 2004 Period from 58.8% in the 2003 Quarter and 58.1% in the 2003 Period. The improvements in gross profit percentage reflect benefits from a higher mix of consumable and service product sales, lower costs resulting from material and manufacturing supply chain cost reduction programs particularly in the HPLC product line, the impact of the Laboratory Informatics acquisitions and foreign currency translation.

Selling and Administrative Expenses:
Selling and administrative expenses for the 2004 Quarter and 2004 Period were $75.8 million and $147.3 million, respectively, compared to $68.7 million for the 2003 Quarter and $130.3 million for the 2003 Period. As a percentage of sales, selling and administrative expenses decreased slightly to 29.1% for the 2004 Quarter and 28.6% for the 2004 Period compared to 29.6% in the 2003 Quarter and 28.8% in the 2003 Period. The Company has benefited from leveraging its field sales and support workforce and related overhead costs. The $7.1 million or 10% increase in total selling and administrative expenses for the 2004 Quarter included an increase of approximately $2.5 million as a result of currency translation and $3.7 million from the Laboratory Informatics acquisitions. Annual merit increases effective April 2004 across most divisions, other headcount additions and related fringe benefits and indirect costs, offset by reductions in legal patent litigation expenses accounted for approximately $0.9 million of the increase over the 2003 Quarter. The $17.0 million or 13% increase in total selling and administrative expenses for the 2004 Period included an increase of approximately $6.7 million as a result of currency translation and $6.6 million from the Laboratory Informatics acquisitions. Annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs, offset by reductions in legal patent litigation expenses, accounted for approximately $3.7 million of the increase over the 2003 Period.

Research and Development Expenses:
Research and development expenses were $15.7 million for the 2004 Quarter and $31.8 million for the 2004 Period compared to $13.8 million for the 2003 Quarter and $27.4 million for the 2003 Period, an increase of 14% for the quarter and 16% for the period. Research and development expenses increased $1.9 million for the 2004 Quarter and $4.4 million for the 2004 Period due to the effects of currency translation and the inclusion of acquisitions, specifically Laboratory Informatics, and development of new and improved HPLC, mass spectrometry, thermal analysis and rheometry products.

Litigation Provisions:
The Company recorded the benefit of a litigation settlement in the 2004 Quarter in the amount of $17.1 million and a provision of $7.8 million in the first quarter of 2004. The settlement benefit received in the 2004 Quarter was related to the conclusion of the Company’s litigation with Perkin-Elmer. The provision in the 2004 Period is related to the ongoing patent infringement suit with Hewlett-Packard. There were no charges incurred in the 2003 Quarter and 2003 Period related to these cases. The Company recorded a $1.2 million charge in the 2003 Period for an outstanding environmental matter concerning the Company’s Taunton facility.

Loss on Sale of Business:
The Company recorded a $5.0 million charge relating to the loss on sale of the inorganic mass spectrometry product line in the 2003 Period. There was no such charge in the 2004 Period.

Restructuring and Other Unusual Charges net:
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, all of which had left the Company as of July 3, 2004. The provision of $2.1 million for the three months ended April 3, 2004 represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.

     At July 3, 2004, the remaining $0.1 million liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2004 restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	July 3, 2004

Severance	$—	$1,968	$(1,875)	$—	$93
Other	—	115	(115)	—	—

Total	$—	$2,083	$(1,990)	$—	$93

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were to be terminated, all of which had left the Company as of July 3, 2004. In addition, the Company committed to closing two sales and distribution facilities, both of which were closed as of July 3, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

     At July 3, 2004, the remaining $0.2 million liability is expected to be paid in 2004 and is included in other current liabilities in the consolidated balance sheet.

     The following is a rollforward of the Company’s 2002 integration restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	July 3, 2004

Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(1)	—	167

Total	$2,606	$28	$(468)	$(1,999)	$167

Interest Expense:
Interest expense was $1.9 million for the 2004 Quarter and $3.8 for the 2004 Period. Interest expense was in a credit position of $0.3 million for the 2003 Quarter, resulting from an adjustment of an estimate for interest expense, due to a reduction of $0.9 million relating to the final calculation of interest expense paid in connection with the Applera litigation. Excluding this change in estimate, interest expense for the 2003 Quarter and the 2003 Period would have been $0.6 million and $1.7 million, respectively. The adjusted increase is due primarily to interest expense on additional borrowings against the Company’s credit facility in the 2004 Quarter to fund the stock repurchase program.

Interest Income:
Interest income was $2.9 million for the 2004 Quarter and $5.0 million for the 2004 Period, compared to $1.6 million for the 2003 Quarter and $3.5 million for the 2003 Period. The increase in interest income for the 2004 Quarter and the 2004 Period is primarily attributed to increases in the Company’s cash balances and the recording of $0.2 million in the 2004 Quarter, for post-judgment interest income from the settlement of the litigation with Perkin-Elmer.

Provision for Income Taxes:
The Company’s effective tax rates for the 2004 Quarter and 2003 Quarter were 25.2% and 23.0%, respectively. The increase in the effective tax rates is primarily due to the tax effect of the litigation settlement received from Perkin-Elmer. The effective tax rates, excluding this settlement and corresponding tax effects, were 22.0% and 23.0% for the 2004 Quarter and 2003 Quarter, respectively. This decrease is primarily attributable to the increase in income in jurisdictions with lower effective tax rates.

      The Company’s effective tax rates for the 2004 Period and 2003 Period were 23.2% and 22.6%, respectively. The increase in the effective tax rates is primarily due to the net tax effect of the Perkin-Elmer litigation settlement received and litigation provisions made in the 2004 Period compared to the tax effect of certain litigation provisions, restructuring charges and loss on sale of a business incurred in the 2003 Period. The effective tax rates, excluding these unusual items and corresponding tax effects, were 22.0% and 23.0% for the 2004 Period and 2003 Period respectively. This decrease is primarily attributable to the increase in income in jurisdictions with lower effective tax rates.

Liquidity and Capital Resources

     Condensed Consolidated Statements of Cash flows (in thousands):

	Six Months Ended
	July 3, 2004	June 28, 2003
Net income	$100,596	$76,075
Depreciation and amortization	19,438	17,824
Tax benefit related to stock option plans	16,268	8,531
Change in accounts receivable	(7,991)	14,225
Change in inventories	(6,544)	2,818
Change in accounts payable and other current liabilities	3,375	(28,196)
Change in deferred revenue and customer advances	11,883	10,074
Change in accrued litigation	(15,310)	(52,663)
Other changes in operating activities	6,428	1,239

Net cash provided by operating activities	128,143	49,927
Net cash (used in) provided by investing activities	(77,413)	12,089
Net cash provided by (used in) financing activities	10,815	(48,249)
Effect of exchange rate changes on cash and cash equivalents	1,653	5,964

Increase in cash and cash equivalents	$63,198	$19,731

Net cash provided from operating activities was $128.1 million and $49.9 million in the 2004 Period and 2003 Period, respectively. The primary sources of net cash provided from operating activities were net income, the adding back of depreciation and amortization, and the tax benefit related to stock option plans. Included in the net income for the 2004 Period was $17.1 million in proceeds for the Perkin-Elmer litigation settlement. Depreciation and amortization increased in the 2004 Quarter primarily from the effect of the Laboratory Informatics acquisitions. The changes in accounts receivable are directly related to the Company’s sales growth between the fourth fiscal quarter of any year and the ensuing fiscal quarters of the following year, and its collection efforts. Days-sales-outstanding (“DSO”) remained approximately the same at 78 days at July 3, 2004 and June 28, 2003. The DSO at July 3, 2004 improved approximately 1 day compared to June 28, 2003 using constant currency exchange rates. The change in inventories in the 2004 Period and the 2003 Period is consistent with general business conditions for inventory in the Company’s distribution channels not existent at December 31, 2003. The inventory build-up at July 3, 2004 is related to the development of new products, primarily the ACQUITY UPLC.

     The changes in accounts payable and other current liabilities are mostly related to the timing of payments of income tax, compensation, and retirement accruals. The increases in deferred revenue and customer advances are from invoicing for annual service contracts at the beginning of each fiscal year and overall growth in the service business. Accrued litigation decreased by $15.3 million due to the $18.1 million payment to Applied Biosystems/MDS Sciex Instruments for the settlement of a patent litigation matter and $3.2 million payment for the Hewlett-Packard patent litigation matter, offset by a $7.8 million provision for the Hewlett-Packard patent litigation in the first quarter of 2004. The remaining change in accrued litigation is attributed to payment of legal fees directly associated with existing litigation accruals.

     Net cash (used in) provided by investing activities totaled $77.4 million in the 2004 Period compared to net cash provided by investing activities of $12.1 million in the 2003 Period. Additions to fixed assets and intangible assets were $35.9 million in the 2004 Period and $20.2 million in the 2003 Period. Included in the 2004 Period was a 250 thousand square foot building purchase adjacent to the Company’s headquarters for $18.1 million. This building will be used to consolidate certain functions and facilities in Massachusetts later in 2004 and early 2005. Aside from the purchase of this building, fixed asset additions were consistent with capital spending trends and expectations throughout the respective years. Business acquisitions were $41.5 million and $18.9 million in respective 2004 and 2003 Periods, as the Company continues to seek growth opportunities through acquisitions. Included in the 2003 period was approximately $49.9 million of cash provided by a decrease in restricted cash. The Company held approximately $49.9 million of restricted cash at December 31, 2002 in connection with the standby letter of credit issued by the Company in 2002 for the unfavorable judgment in the Applera patent litigation. Due to the March 2003 affirmed judgment in the case, the Company paid $53.7 million to Applera in April 2003. As a result of that payment, the Company will no longer be required to maintain a restricted cash balance.

     Regarding cash provided by (used in) financing activities, the Company completed its $200.0 million stock repurchase program during the 2003 Period by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Company’s Board of Directors authorized the Company to repurchase up to an additional $400.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases. The Company repurchased 4,270 shares of its common stock for approximately $175.0 million during the 2004 Period. As of July 3, 2004 11,810 shares have been purchased under the 2003 program for $399.0 million, effectively concluding the 2003 program. The Company believes it has the resources to fund this effort as well as to pursue acquisition opportunities in the future. From other financing activities, the Company received $21.6 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.

     The Company had net borrowings at the end of the 2004 Period of $409.5 million, primarily relating to borrowings in the U.S. under the Company’s Amended Senior Revolving Credit Agreement (the “Amended Credit Agreement”) and Term Loan Facility (the “Term Loan”), dated December 2003, for the stock repurchases. Loans under the Amended Credit Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) the prime rate. At July 3, 2004, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.95% to 2.33%. At December 31, 2003, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.78% to 1.95%. In May 2004, the Company put in place an additional $25.0 million committed 364 day revolving credit facility. Loans under the 364 day facility will bear interest at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus 1.00% or 2) prime rate. At July 3, 2004, the Company had borrowings of $24.0 million under this facility. The Company and its foreign subsidiaries had available short-term lines of credit with related short-term borrowings at July 3, 2004 and December 31, 2003 of $55.5 million and $21.3 million, respectively.

     The Company believes that the existing cash and cash equivalent balance of $420.0 million and expected cash flow from operating activities together with borrowings available from the Amended Credit Agreement and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs beyond the next twelve months.

Contractual Obligations and Commercial Commitments:

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company reviewed its contractual obligations and commercial commitments as of July 3, 2004, and determined that there were no significant changes.

     The Company paid $42.9 million in the first quarter of 2004 for the acquisition of NuGenesis Technologies Corporation (“NuGenesis”). As part of this acquisition, the Company has assumed a facility lease which is expected to increase rent expense for 2004 by approximately $1.0 million. Capital expenditures in 2004 are expected to be modestly higher than 2003 levels excluding the recent building purchase, due to expected capital needs to support the growth in the business. The Company has commitments for lease agreements, expiring at various dates through 2019, covering certain buildings, office equipment and automobiles.

     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters, either individually or in the aggregate, will not be material to the financial position or results of operations.

     During the third fiscal quarter of 2004, the Company expects to contribute $10.0 million to the Company’s retirement plans. No payments were made in the 2004 Period.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its 364 day credit facility. The Company also believes there are no provisions in the Amended Credit Agreement, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates

In the Company’s annual report on Form 10-K for the year ended December 31, 2003, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2004 Period. The Company did not make any changes in those policies during the 2004 Period.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
The statements included in this quarterly report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding future results and events, including statements regarding expected financial results, future growth and customer demand and uncertainty relating to patent litigation that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, shipments of new product introductions expected in the upcoming quarters, such as the ACQUITY UPLC and tandem quadrupole systems, loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, the outcome of ongoing patent litigation, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the availability of component parts from suppliers, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”), which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended July 3, 2004. For additional information, refer to the Company’s Form 10-K, Item 7a for the year ended December 31, 2003 as filed with the SEC.

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

(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months and six months ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. The Company believes it has meritorious defenses to this new action. At a hearing held in the U.K. on June 8, 2004, the U.K. court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company has appealed the German decision and believes it has meritorious defenses.

     The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at July 3, 2004 was $5.1 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability in the three months ended July 3, 2004 is attributable to initial deposits of potential damages of $3.2 million and payments of legal fees directly associated with the cases.

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

     On remand to the District Court in October 2002, a jury found PE liable to TAI for damages of $13.3 million and found TAI did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TAI’s non-infringement of the PE patent. A hearing on the matter was held on May 4, 2004. On May 5, 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the PE Patent. On May 11, 2004, PE, now known as Applera Corporation, paid the Company $17.4 million, including $0.2 million in post-judgment interest which has been classified as interest income in the consolidated statements of operations. Approximately $0.1 million in legal fees were incurred and were offset against the recording of settlement proceeds.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended July 3, 2004 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum Dollar
	(a) Total		Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Programs (3)

April 4 to May 1, 2004	75	$42.86	-	$92,176
May 2 to 29, 2004	1,395	44.32	-	30,345
May 30 to July 3, 2004	650	45.16	-	989

Total	2,120	$44.53	-	989

(1)	The Company purchased an aggregate of 11,810 shares of its common stock pursuant to a repurchase program (the “Program”) that was announced on May 6, 2003. This program was concluded in June 2004.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $400.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is May 5, 2005.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $95.4 million at April 3, 2004.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 4, 2004, at which the following matters were submitted to a vote of stockholders: 1) the election of directors of the Company; 2) ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004. As of March 15, 2004, the record date for said meeting, there were 119,368,149 shares of Company common stock entitled to vote at the meeting. At such meeting, the holders of 106,446,504 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Against	Abstain

Election of Directors:
For Joshua Bekenstein	103,993,031.00	2,447,473.00
For Michael J. Berendt, Ph.D.	105,446,317.00	1,000,187.00
For Douglas A. Berthiaume	104,941,538.00	1,504,966.00
For Philip Caldwell	103,185,209.00	3,261,295.00
For Edward Conard	72,313,167.00	34,133,337.00
For Laurie H. Glimcher, M.D.	105,501,255.00	945,249.00
For William J. Miller	105,471,842.00	974,662.00
For Thomas P. Salice	72,044,741.00	34,401,763.00

Ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004:
For	103,441,093.00
Against	2,353,028.00
Abstain	190,418.00
No-Vote	461,965.00

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

	Exhibit 10.25	Credit Agreement, dated as of May 28, 2004 among Waters Corporation and Citizens Bank of Massachusetts.

	Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

In a Form 8-K furnished to the SEC on April 28, 2004, the Registrant reported under Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarter ended April 3, 2004 and supplemental information disclosure of free cash flow for the quarter ended April 3, 2004.

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004	Waters Corporation

/s/ John Ornell

John Ornell
Authorized Officer and Vice President, Finance and Administration and Chief Financial Officer