Form 10-Q
period 2004-10-02
WATERS CORP /DE/
filed 2004-11-10
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 2, 2004

OR

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 01-14010

WATERS CORPORATION

(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3668640 (I.R.S. Employer Identification No.)

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

Number of shares outstanding of the Registrant’s common stock as of November 3, 2004: 120,839,223.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	October 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$471,171	$356,781
Accounts receivable, less allowances for doubtful accounts and sales returns of $5,853 and $5,638 at October 2, 2004 and December 31, 2003, respectively	228,322	214,260
Inventories	140,961	128,810
Other current assets	16,955	15,548

Total current assets	857,409	715,399
Property, plant and equipment, net of accumulated depreciation of $144,575 and $131,404 at October 2, 2004 and December 31, 2003, respectively	129,111	108,162
Intangible assets, net	83,952	72,164
Goodwill	226,099	197,417
Other assets	36,899	37,719

Total assets	$1,333,470	$1,130,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$267,697	$121,309
Current portion of long-term debt	15,000	—
Accounts payable	50,067	43,884
Accrued employee compensation	28,907	19,802
Deferred revenue and customer advances	66,514	55,923
Accrued retirement plan contributions	9,516	14,025
Accrued income taxes	46,064	42,638
Accrued other taxes	9,335	8,255
Accrued warranty	9,679	11,051
Accrued litigation	5,136	20,747
Other current liabilities	40,973	40,887

Total current liabilities	548,888	378,521
Long-term liabilities:
Long-term debt	110,000	125,000
Long-term portion of post retirement benefits	29,579	28,863
Other long-term liabilities	11,234	8,000

Total long-term liabilities	150,813	161,863

Total liabilities	699,701	540,384

Commitments and contingencies (Notes 7, 9, 10, 11 and 14)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at October 2, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 141,110 and 136,708 shares issued (including treasury shares) at October 2, 2004 and December 31, 2003, respectively	1,411	1,367
Additional paid-in capital	354,638	289,046
Retained earnings	831,065	678,529
Treasury stock, at cost, 20,287 and 16,017 shares at October 2, 2004 and December 31, 2003, respectively	(598,870)	(423,874)
Deferred compensation	(175)	—
Accumulated other comprehensive income	45,700	45,409

Total stockholders’ equity	633,769	590,477

Total liabilities and stockholders’ equity	$1,333,470	$1,130,861

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	October 2, 2004	September 27, 2003
Product sales	$190,517	$173,039
Service sales	74,291	57,342

Total net sales	264,808	230,381

Cost of product sales	74,235	68,332
Cost of service sales	36,774	26,713

Total cost of sales	111,009	95,045

Gross profit	153,799	135,336

Selling and administrative expenses	71,967	66,743
Research and development expenses	17,001	15,106
Purchased intangibles amortization	1,228	1,179
Restructuring and other unusual credits, net (Note 11)	(158)	(135)
Expensed in-process research and development (Note 4)	—	5,160

Operating income	63,761	47,283

Interest expense	(2,564)	(312)
Interest income	3,009	1,862

Income from operations before income taxes	64,206	48,833

Provision for income taxes	12,266	12,419

Net income	$51,940	$36,414

Net income per basic common share	$0.43	$0.30
Weighted average number of basic common shares	119,519	122,240
Net income per diluted common share	$0.42	$0.29
Weighted average number of diluted common shares and equivalents	122,597	126,709

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Product sales	$564,410	$513,196
Service sales	215,972	169,936

Total net sales	780,382	683,132

Cost of product sales	217,374	204,632
Cost of service sales	107,289	80,112

Total cost of sales	324,663	284,744

Gross profit	455,719	398,388

Selling and administrative expenses	219,234	197,033
Research and development expenses	48,766	42,456
Purchased intangibles amortization	3,578	3,234
Litigation settlement and provisions (Notes 9 and 10)	(9,277)	1,500
Loss on sale of business (Note 5)	—	5,031
Restructuring and other unusual charges (credits), net (Note 11)	(54)	1,079
Expensed in-process research and development (Note 4)	—	5,160

Operating income	193,472	142,895

Interest expense	(6,329)	(1,128)
Interest income	8,000	5,407

Income from operations before income taxes	195,143	147,174

Provision for income taxes	42,607	34,685

Net income	$152,536	$112,489

Net income per basic common share	$1.28	$0.91
Weighted average number of basic common shares	119,452	124,000
Net income per diluted common share	$1.24	$0.87
Weighted average number of diluted common shares and equivalents	123,168	128,568

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$152,536	$112,489
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	5,031
Provisions for doubtful accounts on accounts receivable	207	1,320
Provisions on inventory	4,037	735
Expensed in-process research and development	—	5,160
Deferred income taxes	(124)	(1,068)
Depreciation	16,288	16,538
Amortization of intangibles	13,757	8,670
Tax benefit related to stock option plans	26,560	8,531

Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(12,852)	15,983
(Increase) decrease in inventories	(15,940)	1,238
(Increase) decrease in other current assets	(1,152)	2,655
Decrease (increase) in other assets	2,296	(7,024)
Increase (decrease) in accounts payable and other current liabilities	9,645	(25,707)
Increase in deferred revenue and customer advances	7,105	6,761
Decrease in accrued litigation	(15,611)	(60,120)
Increase in other liabilities	4,213	171

Net cash provided by operating activities	190,965	91,363

Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(47,381)	(26,988)
Business acquisitions, net of cash acquired	(42,369)	(35,204)
Proceeds from sale of business	—	1,183
Decrease in restricted cash	—	49,944

Net cash used in investing activities	(89,750)	(11,065)

Cash flows from financing activities:
Net borrowings of bank debt	146,388	178,445
Proceeds from stock plans	38,845	16,309
Purchase of treasury shares	(174,996)	(251,808)
Proceeds (payments) from debt swaps	882	(3,236)

Net cash provided by (used in) financing activities	11,119	(60,290)

Effect of exchange rate changes on cash and cash equivalents	2,056	4,800

Increase in cash and cash equivalents	114,390	24,808
Cash and cash equivalents at beginning of period	356,781	263,312

Cash and cash equivalents at end of period	$471,171	$288,120

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), mass spectrometry (“MS”) instrument systems and associated service and support products including chromatography columns and other “consumable” products. These systems are complementary products that can be integrated together and used along with other analytical instruments. HPLC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. As a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division has entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products.

     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2004 and 2003 ended on October 2, 2004 and September 27, 2003, respectively.

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

Stock-Based Compensation:
The Company has five stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. No compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan since all stock option awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded, related to restricted stock awards, was immaterial for the three months and nine months ended October 2, 2004 and September 27, 2003.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 for the Company’s five stock-based compensation plans (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Compensation Expense – Fair Value Method	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net income, as reported	$51,940	$36,414	$152,536	$112,489
Deduct: total stock-based employee compensation expense, net of related tax effects	(10,225)	(6,500)	(21,923)	(19,500)

Pro forma net income	$41,715	$29,914	$130,613	$92,989

Earnings per share:
Basic – as reported	$0.43	$0.30	$1.28	$0.91
Basic – pro forma	$0.35	$0.24	$1.09	$0.75

Diluted – as reported	$0.42	$0.29	$1.24	$0.87
Diluted – pro forma	$0.34	$0.24	$1.06	$0.72

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

     The following is a rollforward of the Company’s accrued warranty liability for the nine months ended October 2, 2004 (in thousands):

	Balance	Accruals for	Settlements	Balance
	December 31, 2003	Warranties	Made	October 2, 2004

Accrued warranty liability	$11,051	$13,746	$(15,118)	$9,679

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

     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the nine months ended September 27, 2003, the Company purchased 5,210 shares of its common stock for $151.2 million. The Company repurchased 4,270 shares of its common stock for $175.0 million during the six months ended July 3, 2004, thus effectively completing its $400.0 million stock buyback program. The total shares purchased under this program were 11,810.

     At October 2, 2004, the Company had borrowings outstanding under its domestic credit facilities of $382.0 million principally to finance share repurchases under these two programs.

     On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the stock buyback program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases and that it has adequate financial flexibility to fund these share repurchases given current cash and debt levels.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  Inventories

Inventories are classified as follows (in thousands):

	October 2, 2004	December 31, 2003
Raw materials	$50,245	$41,768
Work in progress	12,223	14,031
Finished goods	78,493	73,011

Total inventories	$140,961	$128,810

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

     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the NuGenesis acquisition (in thousands):

Cash	$1,983
Accounts receivable	3,079
Inventory	121
Other current assets	194
Goodwill	34,741
Intangible assets	13,100
Fixed assets	722
Other assets	162

Total assets acquired	54,102

Accrued expenses and other current liabilities	6,817
Deferred tax liability	4,348

Total liabilities acquired	11,165

Cash consideration paid	$42,937

     In connection with the NuGenesis purchase price allocation, deferred tax liabilities were established for the amortization of intangible assets for book purposes that were not deductible for tax purposes in the U.S. In the third quarter of 2004, the Company transferred the NuGenesis intangible assets to a foreign wholly-owned subsidiary where the Company expects to deduct the amortization of the intangible assets for book and tax purposes. As a result, deferred tax liabilities (included in accrued expenses and other current liabilities) and goodwill were adjusted by $4.6 million during the three months ended October 2, 2004.

     The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.3 million has been utilized as of October 2, 2004.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a rollforward of the NuGenesis acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

			Balance
	Amounts	Utilization	October 2, 2004

Facility related costs	$660	—	$660
Other	400	(323)	77

Total	$1,060	$(323)	$737

Creon:
In July 2003, the Company acquired all of the capital stock of Creon Lab Control AG (“Creon”), a company headquartered in Cologne, Germany, for approximately $16.3 million in cash. Creon specializes in Laboratory Information Management Software (“LIMS”) solutions.

     The acquisition of Creon was accounted for under the purchase method of accounting and the results of operations of Creon have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. In conjunction with the acquisition, the Company recorded charges of $5.2 million in the third quarter of 2003 and $0.8 million in the fourth quarter of 2003 for the write-off of acquired in-process research and development. The technological feasibility of in-process research and development projects had not been established at the date of acquisition and they had no alternative future use. The Company has allocated $4.4 million of the purchase price to intangible assets comprised of customer lists and other purchased intangibles. The excess purchase price of $5.6 million after this allocation has been accounted for as goodwill.

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

Rheometrics:
On January 15, 2003, the Company acquired the worldwide rheometry business of Rheometric Scientific, Inc. (“Rheometrics”) for approximately $16.5 million in cash. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. This business was integrated into the existing worldwide TA operations. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values.

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

     The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, of which 65 employees were terminated as of October 2, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of October 2, 2004.

     The following is a rollforward of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

	Balance			Balance
	December 31, 2003	Amounts	Utilization	October 2, 2004

Severance	$57	$—	$(57)	$—
Relocation	295	—	(215)	80
Supplier and contract terminations	67	—	(32)	35
Facility related costs	206	—	(53)	153
Other	8	—	(8)	—

Total	$633	$—	$(365)	$268

Other:
During the nine months ended October 2, 2004, the Company acquired various tangible and intangible assets of certain Asian distributors totaling approximately $1.4 million. In the first quarter of 2003, the Company made similar acquisitions in Asia and Ireland totaling approximately $2.9 million.

     The following represents the pro forma results of the ongoing operations for Waters, NuGenesis, and Creon as though the acquisitions of NuGenesis and Creon had occurred at the beginning of the periods shown (in thousands, except per share data). The pro forma information however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma results for the three and nine months ended September 27, 2003 exclude the $5.2 million charge for the write-off of acquired in-process research and development related to the Creon acquisition.

	Three months ended	Nine months ended	Three months ended	Nine months ended
	October 2, 2004	October 2, 2004	September 27, 2003	September 27, 2003
Net revenues	$264,808	$781,698	$235,285	$702,217
Net income	51,940	149,671	40,918	114,536
Income per basic common share	0.43	1.25	0.33	0.92
Income per diluted common share	0.42	1.22	0.32	0.89

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The pro forma effects of the Rheometrics and Other acquisitions were immaterial for the nine months ended October 2, 2004 and September 27, 2003.

4. Expensed In-Process Research and Development

In connection with the acquisition of Creon, in July 2003, the Company wrote-off the fair value of purchased in-process research and development (“IPR&D”) of various projects for the development of new products and technologies in the amount of $5.2 million in the third quarter of 2003 and $0.8 million in the fourth quarter of 2003. Management determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

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

6. Goodwill and Other Intangibles

The carrying amount of goodwill was $226.1 million and $197.4 million at October 2, 2004 and December 31, 2003, respectively. The increase is attributed to the Company’s acquisitions (Note 3) during the period of approximately $30.0 million, including certain adjustments made in the third quarter of 2004, and currency translation adjustments of approximately $(1.3) million.

     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	October 2, 2004			December 31, 2003
	Gross		Weighted-Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles Capitalized software Licenses	$61,197 60,797 13,549	$21,184 32,100 3,749	12 years 3 years 10 years	$54,676 53,879 12,965	$25,532 26,215 2,546	11 years 3 years 10 years
Patents and other intangibles	8,013	2,571	8 years	6,737	1,800	8 years

Total	$143,556	$59,604	8 years	$128,257	$56,093	7 years

     For the three months ended October 2, 2004 and September 27, 2003, amortization expense for intangible assets was $4.9 million and $3.0 million, respectively. For the nine months ended October 2, 2004 and September 27, 2003, amortization expense for intangible assets was $13.8 million and $8.7 million, respectively. Amortization expense for intangible assets is estimated to be approximately $18.8 million for each of the next five years. In the second and third quarters of 2004, the Company wrote off $7.9 million of fully amortized purchased intangibles and $2.8 million of fully amortized capitalized software, respectively, related to thermal analysis technology no longer used by the Company. Accumulated amortization for intangible assets increased approximately $0.4 million during the nine months ended October 2, 2004 due to the effect of foreign currency translation adjustments.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  Debt

At October 2, 2004 and December 31, 2003, the Company had borrowings of $205.0 million and $100.0 million, respectively, under its $250.0 million Amended Senior Revolving Credit Agreement (“the Amended Credit Agreement”). At October 2, 2004 and December 31, 2003, the Company’s $125.0 million Term Loan (“the Term Loan”) was fully drawn, of which $110.0 million and $125.0 million, respectively, were classified as long-term. Loans under the Amended Credit Agreement and Term Loan will bear interest for each quarter at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate. At October 2, 2004, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 2.31% to 2.90%. At December 31, 2003, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.78% to 1.95%. In May 2004, the Company put in place an additional $25.0 million committed 364 day revolving credit facility. Loans under the 364 day facility bear interest at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus 1.00% or 2) prime rate. At October 2, 2004, the Company had borrowings of $24.0 million under this facility. The Company and its foreign subsidiaries had available short-term lines of credit with related short-term borrowings at October 2, 2004 and December 31, 2003 of $38.7 million and $21.3 million, respectively.

     In February 2004, the Company entered into interest rate swap agreements with banks, with notional amounts totaling $125.0 million, the purpose of which are to fix the rate of interest for the $125.0 million floating rate Term Loan. Under the terms of the agreements, the Company makes or receives a quarterly net interest payment to or from the banks based on the differential between the fixed rate on the swaps, which average 1.93%, and the three-month LIBOR rate. The swaps were to mature in December 2005. The Company had designated these interest rate swap agreements as cash flow hedges and, accordingly, the changes in fair value associated with these interest rate swap agreements are recorded in other comprehensive income. In the second quarter of 2004, the Company closed the swaps resulting in a deferred gain of $1.6 million recorded in other comprehensive income, which will be recognized in earnings ratably through December 2005, the term of the related debt.

     Starting in the first quarter of 2004, the Company has entered into zero cost range forward agreements and short-term forward contracts, with a notional value of 75.0 million British Pounds, in order to hedge the value of the Company’s net investment in subsidiaries for which the British Pound is their functional currency. Under the terms of the agreements the Company purchased an option below the current spot rate to sell British Pounds, and sold an option to its banks above the current spot rate to buy British Pounds, with option premiums that offset. The option contracts expired and the forward contracts were closed out prior to the end of the first quarter, resulting in zero realized gain or loss. During the second and third quarters, the Company entered into similar range forward agreements. At October 2, 2004, the notional value outstanding of the range forward agreements was 75.0 million British Pounds ($135.7 million at October 2, 2004). The Company has designated these range forward agreements as a hedge of a net investment and, accordingly, the changes in fair value associated with these range forward agreements are recorded in other comprehensive income.

8.  Income Taxes

The Company’s effective tax rates for the three months ended October 2, 2004 and September 27, 2003, were 19.1% and 25.4%, respectively. The Company lowered its year-to-date effective tax rate from 22% to 21% in the three months ended October 2, 2004, excluding the tax effect of certain net litigation and restructuring credits. This resulted in an effective tax rate of 19.1% in the quarter ended October 2, 2004 reflecting the year-to-date change. The change was deemed appropriate based on management’s assessment of profitability in international jurisdictions with lower effective tax rates. The effective tax rate for the three months ended September 27, 2003 was impacted by the expensed in-process research and development charge not being tax deductible.

     The Company’s effective tax rates for the nine months ended October 2, 2004 and September 27, 2003, were 21.8% and 23.6%, respectively. The change in effective tax rates for the period was impacted by the net tax effect of the Perkin-Elmer litigation settlement received and litigation provisions and restructuring charges made in the nine months ended October 2, 2004, compared to the tax effect of certain net litigation provisions, restructuring charges, expensed in-process research and development and loss on sale of a business incurred in the nine months ended September 27, 2003. The effective tax rates, excluding these unusual items and corresponding tax effects, were 21.0% and 23.0% for the nine months ended October 2, 2004 and September 27, 2003, respectively. This decrease is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.

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

     In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside the United States were not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada. Also, in the nine months ended September 27, 2003, the Company reversed approximately $0.9 million of interest as a one-time credit to interest expense.

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

     On March 2, 2004, the Company and MDS, Inc., through its Applied Biosystems/MDS Sciex Instruments partnership, and Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been entered in the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

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

     The accrued patent litigation expenses in the consolidated balance sheets as of October 2, 2004 and December 31, 2003 were $0.1 million and $19.9 million, respectively. The accrued expense at October 2, 2004 represents the Company’s best estimate of remaining legal expenses necessary to conclude this litigation. The change in the liability from December 31, 2003 is attributed to the one-time payment of $18.1 million and payments of legal fees directly associated with these cases. There were no charges in the statements of operations for the three months and nine months ended October 2, 2004 and September 27, 2003 related to these cases.

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

     The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at October 2, 2004 was $5.0 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability through October 2, 2004 is attributable to a payment of initial deposits of potential damages of $3.2 million and payments of legal fees directly associated with the cases.

Perkin-Elmer Corporation:
The Company, through its subsidiary TA, asserted a claim against The Perkin-Elmer Corporation (“PE”) alleging patent infringement of three patents owned by TA (the “TAI patents”). PE counterclaimed for infringement of a patent owned by PE (the “PE patent”). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TA and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TA to the federal appellate court. The District Court’s judgment, with respect to PE’s infringement of the TAI patents, was affirmed. The District Court’s judgment with respect to TA’s non-infringement of the PE patent was reversed and remanded to the District Court for further proceedings.

     On remand to the District Court in October 2002, a jury found PE liable to TA for damages of $13.3 million and found TA did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TA’s non-infringement of the PE patent. A hearing on the matter was held on May 4, 2004. On May 5, 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the PE Patent. On May 11, 2004, PE, now known as Applera Corporation, paid the Company $17.4 million, including $0.2 million in post-judgment interest which has been classified as interest income in the consolidated statements of operations. Approximately $0.1 million in legal fees were incurred and were offset against the recording of settlement proceeds.

10. Environmental Contingency

In July 2003, the Company entered into a settlement agreement (the “Environmental Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company has agreed to conduct Supplemental Environmental Projects in the amount of $0.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Environmental Settlement Agreement, the Company has also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations. A provision of $1.2 million was included in the statement of operations for the three months ended March 29, 2003.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

11. Restructuring and Other Unusual Charges, net

2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, all of which had left the Company as of October 2, 2004. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.

     The following is a rollforward of the Company’s 2004 restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	October 2, 2004

Severance	$—	$1,968	$(1,968)	$—	$—
Other	—	115	(115)	—	—

Total	$—	$2,083	$(2,083)	$—	$—

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations was to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were to be terminated, all of which had left the Company as of October 2, 2004. In addition, the Company committed to closing two sales and distribution facilities, both of which were closed as of October 2, 2004. During the nine months ended October 2, 2004, the Company reversed approximately $2.2 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

     The following is a rollforward of the Company’s 2002 integration restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	October 2, 2004

Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(10)	(158)	—

Total	$2,606	$28	$(477)	$(2,157)	$—

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  Earnings Per Share

Basic and diluted earnings per share calculations are detailed as follows (in thousands):

	Three Months Ended October 2, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$51,940	119,519	$0.43

Effect of dilutive securities:
Options and restricted stock outstanding		2,345
Options exercised and cancellations		733

Net income per diluted common share	$51,940	122,597	$0.42

	Three Months Ended September 27, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$36,414	122,240	$0.30

Effect of dilutive securities:
Options outstanding		4,154
Options exercised and cancellations		315

Net income per diluted common share	$36,414	126,709	$0.29

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended October 2, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$152,536	119,452	$1.28

Effect of dilutive securities:
Options and restricted stock outstanding		2,168
Options exercised and cancellations		1,548

Net income per diluted common share	$152,536	123,168	$1.24

	Nine months ended September 27, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$112,489	124,000	$0.91

Effect of dilutive securities:
Options outstanding		3,702
Options exercised and cancellations		866

Net income per diluted common share	$112,489	128,568	$0.87

     For the three months and nine months ended October 2, 2004, the Company had 1,295 stock option securities that were antidilutive. For the three months and nine months ended September 27, 2003, the Company had 3,595 and 3,641 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

13.  Comprehensive Income

Comprehensive income details follow (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income	$51,940	$36,414	$152,536	$112,489
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,238	1,344	1,206	19,057
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	980	(1,205)	(832)	(6,127)
Unrealized gains (losses) on investment, net of tax	104	613	(83)	1,184

Comprehensive income	$54,262	$37,166	$152,827	$126,603

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  Retirement Plans

The components of net periodic pension cost related to the Waters Retirement Plan are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 2,	September 27,	October 2,	September 27,
Components of Net Periodic Pension Cost	2004	2003	2004	2003
Service cost	$1,383	$1,085	$4,149	$3,255
Interest cost	847	807	2,541	2,421
Expected return on plan assets	(743)	(707)	(2,229)	(2,121)
Net amortization
Prior service cost	(25)	(25)	(75)	(75)
Net actuarial loss	212	99	636	297

Net periodic pension cost	$1,674	$1,259	$5,022	$3,777

     For the three months and nine months ended October 2, 2004, the Company contributed $10.0 million to the Waters Retirement Plan (“the Plan”). The Company does not expect to make any additional contributions for the rest of the year.

     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 2,	September 27,	October 2,	September 27,
Components of Net Periodic Pension Cost	2004	2003	2004	2003
Service cost Interest cost Expected return on plan assets	$264 164 (108)	$222 130 (83)	$792 492 (324)	$666 390 (249)
Net amortization
Prior service cost Net actuarial loss	— 3	— 4	— 9	— 12

Net periodic pension cost	$323	$273	$969	$819

15.  Business Segment Information

The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

     Waters Division is in the business of manufacturing, distributing and servicing HPLC instruments, columns, other consumables and mass spectrometry instruments that can be integrated and used along with other analytical instruments. As a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division has entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. TA Division is in the business of manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two operating segments have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  Recent Accounting Standards Changes and Developments

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payments”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation”. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard would be effective for public companies for fiscal periods beginning after June 15, 2005. The final standard is expected to offer alternative methods for determining fair value. At the present time, the Company has not yet determined which valuation method it will use.

     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. Should the Company determine that it plans to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Financial Overview:

Waters business in the third quarter continued to benefit from stable pharmaceutical customer demand, improved industrial chemical customer demand and the impact of new product initiatives. Sales grew 15% in the three month period ended October 2, 2004 (the “2004 Quarter”) over the three month period ended September 27, 2003 (the “2003 Quarter”). Sales for the nine month period ended October 2, 2004 (the “2004 Period”) were $780.4 million, an increase of 14% over the nine month period ended September 27, 2003 (the “2003 Period”). Excluding currency effects, sales grew 11% in the 2004 Quarter and 9% in the 2004 Period. Geographically, business was strongest in the U.S. and Asia, trended positively in Europe from lower second quarter results and was particularly weak in Canada as government spending for research initiatives appeared to decline.

     From a product line perspective and excluding the impact of currency translation, high performance liquid chromatography (“HPLC”) grew 10% in the 2004 Quarter and benefited from initial volume shipments of the ACQUITY UPLC™ system. In mass spectrometry (“MS”), sales grew 5% in the 2004 Quarter, slower than orders, as bookings increased for the newly launched Q-Tof Premier™, an instrument that the Company plans to begin shipping in the fourth quarter, and displaced orders and sales for the existing Q-Tof Ultima™ product. Waters Laboratory Informatics sales grew at a slower rate than expected due to a delay in shipments of the E-Lab Notebook product, now planned to begin in the fourth quarter, and continued efforts to fully integrate the newly acquired NuGenesis Technologies Corporation (“NuGenesis”) business into Waters’ operations. However, in the Laboratory Informatics area, the acquisitions of NuGenesis and Creon Lab Control AG contributed an incremental $3.9 million and $14.2 million to sales growth in the 2004 Quarter and 2004 Period, respectively. Thermal Analysis (“TA”) continued a strong 2004 performance with sales growth of 17% in the 2004 Quarter, benefiting from stronger industrial chemical customer demand and performance differentiated the products.

     Operating income was $63.8 million and $193.5 million in the 2004 Quarter and 2004 Period, respectively, increases of 35% over the same periods in 2003. The 2004 Period included the benefit of a litigation judgment in the amount of $17.1 million from Perkin-Elmer Corporation. The 2004 Period also included litigation provisions and restructuring charges of $7.8 million. The 2003 Quarter and 2003 Period included expensed in-process research and development of $5.2 million. The 2003 Period included a loss on sale of a business of $5.0 million, restructuring charges of $1.1 million and litigation provisions of $1.5 million. The remaining increase in operating income of $11.3 million and $28.5 million for the 2004 Quarter and 2004 Period is primarily a result of sales volume growth, reductions in manufacturing costs and operating expense leverage, and the effects of currency translations.

     Operating cash flows increased to $191.0 million in the 2004 Period compared to $91.4 million in the 2003 Period. The 2003 Period included approximately $59.6 million in litigation payments while the 2004 Period included net litigation payments of approximately $4.0 million. The remaining increase of approximately 29% is primarily due to the increase in net income. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2004 Period were $47.4 million compared to $27.0 million in the 2003 Period. The 2004 Period included an $18.1 million purchase of a 250,000 square foot building adjacent to the Company’s headquarters. The Company intends to use this building to consolidate certain functions and facilities in Massachusetts later in 2004 and early 2005. In June 2004, the Company effectively concluded its $400.0 million stock buyback program previously announced in May 2003. The Company repurchased approximately 11.8 million shares under this program.

     On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share through reducing the outstanding shares and that it is likely to have adequate financial flexibility to fund these share repurchases given current cash and debt levels.

Results of Operations

Sales:
Sales for the 2004 Quarter and the 2004 Period were $264.8 million and $780.4 million, respectively, compared to $230.4 million for the 2003 Quarter and $683.1 million for the 2003 Period, an increase of 15% for the quarter and 14% for the period. Currency translation increased reported sales growth in the 2004 Quarter and 2004 Period by 4% and 5%, respectively, primarily due to the strengthening of the Euro, British Pound, Japanese Yen and Canadian dollar against the U.S. dollar. Product sales were $190.5 million and $564.4 million in the 2004 Quarter and 2004 Period, respectively, compared to $173.0 million and $513.2 million in the 2003 Quarter and 2003 Period, increases of 10% both for the quarter and period. The increase in product sales, aside from the effect of foreign currency translation, is primarily due to the continued strength of the HPLC, MS and TA sales growth in the 2004 Quarter and Period, the recent launch of the ACQUITY UPLC™ system and the impact of acquired businesses. Service sales were $74.3 million and $216.0 million in the 2004 Quarter and 2004 Period, respectively, compared to $57.3 million and $169.9 million in the 2003 Quarter and 2003 Period, an increase of 30% for the quarter and 27% for the period. The increase, aside from the effect of foreign currency translation, is primarily attributed to growth in the Company’s instrument installed base and sales of service contracts, including the effect of the Company’s recent acquisitions.

     The following commentary is with respect to the Company’s sales performance by product line excluding the effects of currency translation.

     Within the Waters Division, chromatography sales grew approximately 10% in the 2004 Quarter and 11% in the 2004 Period. Chemistry grew approximately 9% in the 2004 Quarter and 12% in the 2004 Period, primarily as a result of continued strength in sales related to pharmaceutical production. Service grew 13% in the 2004 Quarter and 14% in the 2004 Period due to increased sales of service plans to the installed base of customers. HPLC instrument sales grew 9% in the 2004 Quarter compared with the 2003 Quarter and grew 9% in the 2004 Period. The increase in sales during the 2004 Quarter and 2004 Period is attributable to the launch and delivery of the Company’s new ACQUITY UPLC system and purchase decisions for other instruments by the Company’s customers for new and replacement products. Geographically, HPLC sales in the U.S. and Asia strengthened approximately 12% and 8%, respectively, in the 2004 Quarter and 14% and 18%, respectively, in the 2004 Period. Sales in Europe grew 10% and 5% in the 2004 Quarter and 2004 Period, respectively, as business conditions within pharmaceutical accounts improved, while weak government spending depressed sales to Canada.

     Within the Waters Division, MS sales grew 5% in the 2004 Quarter and declined 5% in the 2004 Period. The sales in the U.S. and Asia/Japan grew 11% and 39%, respectively, in the 2004 Quarter largely due to sales of the Quattro Premier and Quattro Micro tandem quadrupole systems. Offsetting this growth in the 2004 Quarter were declines in Europe of approximately 9%. MS sales growth was impacted by a decline of Q-Tof system sales as the Company is in the transition of launching a new Q-Tof Premier™ instrument in the fourth quarter of 2004.

     Through the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, sales of Laboratory Informatics products were $4.8 million in the 2004 Quarter and $15.1 million in the 2004 Period, compared to $0.9 million in the 2003 Quarter and 2003 Period.

     Within the TA Instruments Division, sales continued to be strong with sales growth of 17% and 12% for the 2004 Quarter and 2004 Period, respectively. The growth of this business was predominantly in Europe, North America and Asia with increased steady spending by core industrial chemical and pharmaceutical companies. The Company recently established a direct operation in China, which augmented Asia’s growth in the quarter.

Gross Profit:
Gross profit for the 2004 Quarter and 2004 Period was $153.8 million and $455.7 million, respectively, compared to $135.3 million and $398.4 million for the 2003 Quarter and 2003 Period, respectively, increases of 14% for the quarter and period. Gross profit as a percentage of sales decreased to 58.1% in the 2004 Quarter from 58.7% in the 2003 Quarter. Gross profit as a percentage of sales increased to 58.4% in the 2004 Period from 58.3% in the 2003 Period. While the Company continues to benefit from lower costs resulting from material and manufacturing supply chain cost reduction programs particularly in the HPLC product line, in the 2004 Quarter the Company experienced a decline in gross profit percentage as a result of additional service resources added to the Waters division and Laboratory Informatics service businesses in support of the service product line growth. In addition, within mass spectrometry there was a product mix shift away from the high margin Q-Tof product line. For the 2004 Period, the slight increase in gross profit percentage is a result of the continuing manufacturing cost reductions and the impact of currency translation offset by the costs of additional service resources.

Selling and Administrative Expenses:
Selling and administrative expenses for the 2004 Quarter and 2004 Period were $72.0 million and $219.2 million, respectively, compared to $66.7 million for the 2003 Quarter and $197.0 million for the 2003 Period. As a percentage of sales, selling and administrative expenses decreased to 27.2% for the 2004 Quarter and 28.1% for the 2004 Period compared to 29.0% in the 2003 Quarter and 28.8% in the 2003 Period. The Company has benefited from leveraging its field sales and support workforce and related overhead costs. The $5.3 million or 8% increase in total selling and administrative expenses for the 2004 Quarter included an increase of approximately $2.0 million as a result of currency translation and $2.0 million from the Laboratory Informatics acquisitions. Annual merit increases effective April 2004 across most divisions, other headcount additions and related fringe benefits and indirect costs, offset by reductions in legal patent litigation expenses accounted for approximately $1.3 million of the increase over the 2003 Quarter. The $22.2 million or 11% increase in total selling and administrative expenses for the 2004 Period included an increase of approximately $8.7 million as a result of currency translation and $8.6 million from the Laboratory Informatics acquisitions. Annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs, offset by reductions in legal patent litigation expenses, accounted for approximately $4.9 million of the increase over the 2003 Period.

Research and Development Expenses:
Research and development expenses were $17.0 million for the 2004 Quarter and $48.8 million for the 2004 Period compared to $15.1 million for the 2003 Quarter and $42.5 million for the 2003 Period, an increase of 13% for the quarter and 15% for the period. Research and development expenses increased $1.9 million for the 2004 Quarter and $6.3 million for the 2004 Period due to the effects of currency translation and the inclusion of acquisitions, specifically Laboratory Informatics, and development of new and improved HPLC, mass spectrometry, thermal analysis and rheometry products.

Litigation Provisions:
The Company recorded the benefit of a litigation judgment in the second quarter of 2004 in the amount of $17.1 million and a provision of $7.8 million in the first quarter of 2004. The benefit received in the 2004 Period was related to the conclusion of the Company’s litigation with Perkin-Elmer. The provision in the 2004 Period is related to the ongoing patent infringement suit with Hewlett-Packard. There were no charges incurred in the 2003 Quarter and 2003 Period related to these cases. The Company recorded a $1.2 million charge in the 2003 Period for a previously disclosed environmental matter concerning the Company’s Taunton facility.

Loss on Sale of Business:
The Company recorded a $5.0 million charge relating to the loss on sale of the inorganic mass spectrometry product line in the 2003 Period. There was no such charge in the 2004 Period.

Restructuring and Other Unusual Charges, Net:
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of which had left the Company as of October 2, 2004. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.

     The following is a rollforward of the Company’s 2004 restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	October 2, 2004

Severance	$—	$1,968	$(1,968)	$—	$—
Other	—	115	(115)	—	—

Total	$—	$2,083	$(2,083)	$—	$—

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, all of which had left the Company as of October 2, 2004. In addition, the Company committed to closing two sales and distribution facilities, both of which were closed as of October 2, 2004. During the nine months ended October 2, 2004, the Company reversed approximately $2.2 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

     The following is a rollforward of the Company’s 2002 integration restructuring liability (in thousands):

	Balance			Reserve	Balance
	December 31, 2003	Charges	Utilization	Reversals	October 2, 2004

Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(10)	(158)	—

Total	$2,606	$28	$(477)	$(2,157)	$—

Interest Expense:
Interest expense was $2.6 million for the 2004 Quarter and $6.3 million for the 2004 Period, compared to $0.3 million for the 2003 Quarter and $1.1 million for the 2003 Period. Interest expense for the 2003 Period included an adjustment of an estimate for interest expense, due to a reduction of $0.9 million relating to the final calculation of interest expense paid in connection with the Applera litigation. Excluding this change in estimate, interest expense for the 2003 Period would have been $2.0 million. The increase for the quarter and the adjusted increase for the period are due primarily to interest expense on additional borrowings against the Company’s credit facility to fund the stock repurchase program.

Interest Income:
Interest income was $3.0 million for the 2004 Quarter and $8.0 million for the 2004 Period, compared to $1.9 million for the 2003 Quarter and $5.4 million for the 2003 Period. The increase in interest income for the 2004 Quarter and the 2004 Period is primarily attributed to increases in the Company’s cash balances and the recording of $0.2 million in the 2004 Period for post-judgment interest income from the settlement of the litigation with Perkin-Elmer.

Provision for Income Taxes:
The Company’s effective tax rates for the three months ended October 2, 2004 and September 27, 2003, were 19.1% and 25.4%, respectively. The Company lowered its year-to-date effective tax rate from 22% to 21% in the three months ended October 2, 2004, excluding the tax effect of certain net litigation and restructuring credits. This resulted in an effective tax rate of 19.1% in the quarter ended October 2, 2004 reflecting the year-to-date change. The change was deemed appropriate based on management’s assessment of profitability in international jurisdictions with lower effective tax rates. The effective tax rate for the three months ended September 27, 2003 was impacted by the expensed in-process research and development charge not being tax deductible.

     The Company’s effective tax rates for the nine months ended October 2, 2004 and September 27, 2003, were 21.8% and 23.6%, respectively. The change in effective tax rates for the period was impacted by the net tax effect of the Perkin-Elmer litigation settlement received and litigation provisions and restructuring charges made in the nine months ended October 2, 2004, compared to the tax effect of certain net litigation provisions, restructuring charges, expensed in-process research and development and loss on sale of a business incurred in the nine months ended September 27, 2003. The effective tax rates, excluding these unusual items and corresponding tax effects, were 21.0% and 23.0% for the nine months ended October 2, 2004 and September 27, 2003, respectively. This decrease is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 2, 2004	September 27, 2003
Net income	$152,536	$112,489
Depreciation and amortization	30,045	25,208
Tax benefit related to stock option plans	26,560	8,531
Change in accounts receivable	(12,852)	15,983
Change in inventories	(15,940)	1,238
Change in accounts payable and other current liabilities	9,645	(25,707)
Change in deferred revenue and customer advances	7,105	6,761
Change in accrued litigation	(15,611)	(60,120)
Other changes in operating activities	9,477	6,980

Net cash provided by operating activities	190,965	91,363
Net cash used in investing activities	(89,750)	(11,065)
Net cash provided by (used in) financing activities	11,119	(60,290)
Effect of exchange rate changes on cash and cash equivalents	2,056	4,800

Increase in cash and cash equivalents	$114,390	$24,808

Net cash provided from operating activities was $191.0 million and $91.4 million in the 2004 Period and 2003 Period, respectively. The primary sources of net cash provided from operating activities were net income, the adding back of depreciation and amortization, and the increase in the tax benefit related to stock option plans from stock options exercised. Included in the net income for the 2004 Period was $17.1 million in proceeds for the Perkin-Elmer litigation judgment. Depreciation and amortization increased in the 2004 Period primarily from the effect of the Laboratory Informatics acquisitions. The changes in accounts receivable are directly related to the timing of the Company’s sales within the quarter, and its collection efforts. Days-sales-outstanding (“DSO”) remained approximately the same at 79 days at October 2, 2004 and September 27, 2003. The DSO at October 2, 2004 improved approximately 1 day compared to September 27, 2003 using constant currency exchange rates. The change in inventories in the 2004 Period and the 2003 Period is consistent with general business cycles for inventory in the Company’s production planning for fourth quarter sales. In particular, the inventory build-up at October 2, 2004 is related to the development of new products, primarily the ACQUITY UPLC and the Q-Tof Premier.

     The changes in accounts payable and other current liabilities are mostly related to the timing of payments of income tax, compensation, and retirement accruals. The increases in deferred revenue and customer advances are from invoicing for annual service contracts at the beginning of each fiscal year and overall growth in the service business. Accrued litigation decreased by $15.6 million primarily due to the $18.1 million payment to Applied Biosystems/MDS Sciex Instruments for the settlement of a patent litigation matter and a $3.2 million payment for the Hewlett-Packard patent litigation matter, offset by a $7.8 million provision for the Hewlett-Packard patent litigation in the first quarter of 2004. The remaining change in accrued litigation is attributed to payment of legal fees directly associated with existing litigation accruals.

     Net cash used in investing activities totaled $89.8 million in the 2004 Period compared to $11.1 million in the 2003 Period. Additions to fixed assets and intangible assets were $47.4 million in the 2004 Period and $27.0 million in the 2003 Period. Included in the 2004 Period was a 250,000 square foot building purchase adjacent to the Company’s headquarters for $18.1 million. The Company intends to use this building to consolidate certain functions and facilities in Massachusetts later in 2004 and early 2005. Aside from the purchase of this building, fixed asset additions were consistent with capital spending trends and expectations throughout the respective years. Business acquisitions were $42.4 million and $35.2 million in respective 2004 and 2003 Periods, as the Company continues to seek growth opportunities through acquisitions. Included in the 2003 Period was approximately $49.9 million of cash provided by a decrease in restricted cash. The Company held approximately $49.9 million of restricted cash at December 31, 2002 in connection with the standby letter of credit issued by the Company in 2002 for the unfavorable judgment in the Applera patent litigation. Due to the March 2003 affirmed judgment in the case, the Company paid $53.7 million to Applera in April 2003. As a result of that payment, the Company will no longer be required to maintain a restricted cash balance.

     Regarding cash provided by (used in) financing activities, the Company completed its $200.0 million stock repurchase program during the 2003 Period by purchasing $100.6 million of the Company’s common stock. On May 6, 2003 the Company’s Board of Directors authorized the Company to repurchase up to an additional $400.0 million in outstanding common shares over a two-year period. During the 2003 Period, the Company purchased 5,210 shares of its common stock for $151.2 million. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases. The Company repurchased 4,270 shares of its common stock for approximately $175.0 million during the 2004 Period. As of October 2, 2004, 11,810 shares have been purchased under the 2003 program for $399.0 million, effectively concluding the 2003 program. The Company believes it has the resources to fund this effort as well as to pursue acquisition opportunities in the future. From other financing activities, the Company received $38.8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans.

     On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases and that it has adequate financial flexibility to fund these share repurchases given current cash and debt levels.

     The Company had net borrowings at the end of the 2004 Period of $392.7 million, primarily relating to borrowings in the U.S. under the Company’s $250.0 million Amended Senior Revolving Credit Agreement (the “Amended Credit Agreement”) and $125.0 million Term Loan Facility (the “Term Loan”), for the stock repurchases. Loans under the Amended Credit Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) the prime rate. At October 2, 2004, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 2.31% to 2.90%. At December 31, 2003, the interest rates, with respect to the Amended Credit Agreement and Term Loan, ranged from 1.78% to 1.95%. In May 2004, the Company put in place an additional $25.0 million committed 364 day revolving credit facility. Loans under the 364 day facility will bear interest at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus 1.00% or 2) prime rate. At October 2, 2004, the Company had borrowings of $24.0 million under this facility. The Company and its foreign subsidiaries had available short-term lines of credit with related short-term borrowings at October 2, 2004 and December 31, 2003 of $38.7 million and $21.3 million, respectively.

     The Company believes that the cash and cash equivalent balance of $471.2 million at the end of the 2004 Period and expected cash flow from operating activities together with borrowings available from the Amended Credit Agreement and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs beyond the next twelve months.

Contractual Obligations and Commercial Commitments:

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company reviewed its contractual obligations and commercial commitments as of October 2, 2004, and determined that there were no significant changes.

     The Company paid $42.9 million in the first quarter of 2004 for the acquisition of NuGenesis Technologies Corporation (“NuGenesis”). As part of this acquisition, the Company assumed a facility lease which is expected to increase rent expense for 2004 by approximately $1.0 million. Capital expenditures in 2004 are expected to be modestly higher than 2003 levels, excluding the recent building purchase, due to expected capital needs to support the growth in the business. The Company has commitments for lease agreements, expiring at various dates through 2019, covering certain buildings, office equipment and automobiles.

     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters, either individually or in the aggregate, will not be material to its financial position or results of operations.

     During the third fiscal quarter of 2004, the Company contributed $10.0 million to the Company’s retirement plans. The Company does not expect to make any additional contributions for the rest of the year.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its 364 day credit facility. The Company also believes there are no provisions in the Amended Credit Agreement, its real estate leases, or its supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

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

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
The statements included in this quarterly report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding future results and events, including statements regarding expected financial results, future growth and customer demand and uncertainty relating to patent litigation that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, inability of the Company to effect purchases of Company stock at prices or on terms acceptable to the Company, or as a result of market conditions or the restrictions, if any, placed on trading in the Company’s stock, shipments of new product introductions expected in the upcoming quarters, such as the ACQUITY UPLC and tandem quadrupole systems, loss of market share through competition, introduction of competing products by other companies, pressures on prices from competitors and/or customers, the outcome of ongoing patent litigation, regulatory obstacles to new product introductions, lack of acceptance of new products, changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the availability of component parts from suppliers, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”), which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended October 2, 2004. For additional information regarding the Company’s market risk as of December 31, 2003, refer to the Company’s Form 10-K, Item 7a for the year ended December 31, 2003 as filed with the SEC.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended October 2, 2004. For additional information, refer to the Company’s Form 10-Q, Item 1 for the three months ended July 3, 2004 as filed with the SEC.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. As of November 4, 2004, the Company has repurchased 275,000 shares of its common stock under this program for approximately $11.6 million (an average of $42.30 per share), representing all of the shares repurchased under this program. The total remaining amount of common stock the Company is authorized to repurchase under this program is approximately $488.4 million.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.27	Form of Director Stock Option Agreement

Exhibit 10.28	Form of Director Restricted Stock Agreement

Exhibit 10.29	Form of Executive Officer Stock Option Agreement

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2004	Waters Corporation
/s/ John Ornell
John Ornell
Authorized Officer and Vice President, Finance and Administration and Chief Financial Officer