Form 10-K
period 2004-12-31
WATERS CORP /DE/
filed 2005-03-15
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
     State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004: $6,754,498,394.
     Indicate the number of shares outstanding of the registrant’s common stock as of March 10, 2005: 117,831,688.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

PART I
Item 1:     Business
General
Waters Corporation, (“Waters” or the “Company”) an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) together with HPLC, herein referred to as (“LC”) and mass spectrometry (“MS”) instrument systems and associated service and support products, including chromatography columns and other consumable products. Additionally, and as a result of the acquisitions by Waters Division of Creon Lab Control AG (“Creon”) in July 2003 and NuGenesis Technologies Corporation (“NuGenesis”) in February 2004, the Company entered the laboratory informatics market (“Laboratory Informatics”), which consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrument test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer of and supplier of software based products which interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
      The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s LC instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials as well as to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analyses and environmental testing. The Company’s thermal analysis and rheometry instruments are used in predicting the suitability of fine chemicals and polymers for uses in various industrial, consumer goods and health care products.
      Waters is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. The Company previously operated as the Waters Chromatography division of Millipore Corporation, prior to a management buyout of the division that became effective on August 18, 1994. Waters became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of Micromass Limited (“Micromass”) in September 1997 and TA in May 1996.
Business Segments
The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
      As indicated above, the Company operates in the analytical instruments industry, manufacturing, distributing and servicing products in three complementary technologies: LC instruments, columns and other consumables, MS, and thermal analysis and rheometry instruments. Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of LC and MS instrument test methods and is an integral product line within the Waters Division.
      The Company’s two operating segments, Waters Division and TA, have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Waters Division
High Performance and Ultra Performance Liquid Chromatography
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
      Waters columns can be used on Waters branded as well as competitors’ HPLC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements.
      During 2003 and 2004, the Company experienced growth in its HPLC chromatography column and sample preparation businesses, especially in the Xterratm and Atlantistm columns as well as in Oasistm sample preparation cartridges, all newly introduced in 2003. In 2004, the Company introduced a new column brand called Sunfiretm.
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
      Waters manufactures HPLC instruments that are offered in configurations that allow for varying degrees of automation, from Breezetm systems for academic research applications to fully automated Alliance®2795 systems for high speed screening, and with a variety of detection technologies, from UV absorbance to MS, optimized for certain analyses. In 2003, the Company introduced new application tailored HPLC systems for the analysis of biologics as well as a new HPLC detector utilizing evaporative light scattering technology to expand the usage of HPLC to compounds that are not amenable to UV absorbance detection.
      In March 2004, Waters introduced a novel HPLC-type technology that the Company described as Ultra-Performance Liquid Chromatography which utilizes a packing material with narrow diameter particles and a specialized instrument, the ACQUITY UPLCtm, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using UPLC and the ACQUITY instrument, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using UPLC, researchers have the potential to extend the range of application beyond that of HPLC, enabling the uncovering of new levels of scientific information. Though UPLC and the ACQUITY instrument are an extension of HPLC, the instrument is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. The Company began shipping the ACQUITY UPLC system for demonstration and evaluation in the second quarter of 2004, with a normalized shipping plan, similar delivery schedules as compared to HPLC products, beginning in the third quarter of 2004.
      The servicing and support of LC instruments and accessories is an important source of revenue for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans most typically involve scheduled instrument maintenance, a commitment to supply software and firmware upgrades and an agreement to promptly repair a non-functioning instrument in return for a fee described in a one or two year contract that is priced according to the configuration of the instrument.
      In the third quarter of 2003, Waters expanded its data management product lines through the acquisition of Creon and further enhanced its capability in this area through the acquisition of NuGenesis in the first quarter of 2004. These new Laboratory Informatics software products available for sale by the Waters Division as a result of these acquisitions expand the range of the Company’s information management offerings. The Company’s existing server based software products, Millenium® and Empowertm, are now augmented by the addition of Creon’s internet or “web” based software that enables the reporting of scientific data sourced from a broader array of instruments.
      Broadly defined, Laboratory Informatics products are involved with the safe keeping and organization of laboratory procedures and experimental results. The products developed by Creon and NuGenesis are software-based systems designed to accommodate the general information archiving and retrieving needs of laboratories involved in instrumental analyses, typically within pharmaceutical, chemical and academic institutions. Customers buying these products are often using them to replace paper-based or internally developed (home grown) software-based systems that lack the capacity, security and ease of use that is either desired or required. The Company feels it has retained the development resources from the acquired companies to ensure continued leadership in this emerging market and plans to continue selling and supporting its informatics customers through the worldwide field-based resources of the Waters Division augmented by a smaller group of specialists.
      In 2004, the Company introduced a new informatics product, the Electronic Laboratory Notebook, (“eLab Notebooktm”), designed to replace and augment the paper-based safekeeping and archiving of laboratory procedures and results. In combination with the Company’s Scientific Data Management System (“SDMS”) product, eLab Notebook functions as a portal to laboratory scale information storage and retrieval systems as well as a flexible and personally manageable notation and display device. The pricing of eLab Notebook is based upon the number of users or seats that the customer decides to purchase. The Company began shipping eLab Notebook in the fourth quarter of 2004.
Mass Spectrometry
Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.
      The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments can be integrated and used along with other complementary analytical instruments and systems such as HPLC, UPLC, chemical electrophoresis, chemical electrophoresis chromatography, gas chromatography and elemental analysis systems. A wide variety of instrumental designs fall within the overall category of MS instrumentation including devices that incorporate quadrupole, ion trap, time of flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.
      Currently, the Company offers and provides service, support and training for a wide range of MS instruments utilizing various combinations of quadrupole, Tof and magnetic sector designs. These instruments are used in drug discovery and development as well as for environmental testing. The majority of mass spectrometers sold by Waters are designed to utilize an HPLC or UPLC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical and environmental markets worldwide. Service revenues are primarily related to the sale of parts and to billed labor associated with instrument repair and routine maintenance.
      The mass spectrometer is an increasingly important detection device for HPLC and UPLC. The Company’s smaller sized mass spectrometers (such as the single quadrupole ZQtm and Waters EMDtm) are often referred to as HPLC “detectors” and are either sold as part of an HPLC system or as an HPLC upgrade. Tandem quadrupole systems, such as the Waters Quattro microtm and Quattro Ultima® instruments, are used primarily for experiments performed for late stage drug development, including clinical trial testing, and Q-Tof Instruments such as the Company’s Q-Tof microtm and Q-Tof Ultima® instruments, are typically used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”.
      In 2003, the Company introduced two new mass spectrometry systems, the Quattro Premiertm and the LCT Premiertm. The Quattro Premier is a tandem quadrupole instrument that is designed to deliver a higher level of speed, sensitivity and reliability in a more compact configuration. The LCT Premier is a LC, electrospray-Tof instrument designed to deliver a higher level of mass accuracy and the ability for more precise quantitative analysis.
      In 2004, the Company introduced a new Q-Tof configuration mass spectrometry system, the Q-Tof Premiertm to replace its Q-Tof Ultima line of systems and offer a new level of instrument performance to its customers. The Q-Tof Premier is a tandem mass spectrometry system developed to provide increased levels of sensitivity and specificity to customers involved in challenging analyses such as those often encountered in proteomics and metabolite profiling experiments. The Company began shipping the Q-Tof Premier in the fourth quarter of 2004. The Q-Tof Premier is compatible and often purchased with an HPLC or UPLC system as an inlet, a device to efficiently introduce a separated sample into the mass spectrometer.
LC-MS
Liquid chromatography (HPLC and UPLC) and mass spectrometry (MS) are instrumental technologies often embodied within an analytical system tailored for either a dedicated class of analyses or as a general purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it is becoming common for LC and MS instrumentation to be used within the same laboratory and be operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters Division to develop, manufacture, sell and support integrated LC-MS systems.
TA Division
Thermal Analysis
Thermal analysis measures the physical characteristics of materials as a function of temperature. Changes in temperature affect several characteristics of materials such as their physical state, weight, dimension and mechanical and electrical properties, which may be measured by one or more thermal analysis techniques. Consequently, thermal analysis techniques are widely used in the development, production and characteriza-

tion of materials in various industries such as plastics, chemicals, automobiles, pharmaceuticals and electronics.
      Rheometry instruments complement thermal analyzers in characterizing materials. Rheometry characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of “loading” or conditions. The information obtained under such conditions provides insight to a material’s behavior during manufacturing, transport, usage and storage.
      Thermal analysis and rheometry instruments are heavily used in material testing laboratories and in many cases provide information useful in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. As with HPLC, a range of instrumentation is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Seriestm family of differential scanning calorimeters includes a range of instruments from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2002, TA introduced a new dynamic mechanical analyzer (“DMA”), the Q800tm DMA. In 2003, TA introduced two new DMA’s, the Q400tm DMA and the Q600tm DMA. Additionally, in the first quarter of 2003, TA expanded its rheometry product line through the acquisition of Rheometrics Scientific, Inc. (“Rheometrics”). During 2003, the Rheometrics product line was successfully integrated within the TA Instruments Division.
      The Company sells, supports and services these product offerings through TA, headquartered in New Castle, Delaware. The TA division operates independently from the Waters Division though several of its overseas offices are situated in Waters facilities. TA has dedicated field sales and service operations and service revenue primarily derived from the sale of replacement parts and from billed labor expenses associated with the repair, maintenance and upgrade of installed systems.
Customers
The Company has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements.
      The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2004 and 2003, no single customer accounted for more than 3% of the Company’s net sales.
Sales and Service
The Company has one of the largest sales and service organizations in the industry focused exclusively on LC, MS and thermal analysis markets. Across these technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 1,990 field representatives in 89 sales offices throughout the world as of December 31, 2004 compared to approximately 1,890 field representatives in 97 sales offices as of December 31, 2003. The sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. The Company provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

Manufacturing
The Company provides high quality LC products by controlling each stage of production of its instruments and columns. The Company assembles most of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, wiring, assembly and testing. The Milford facility employs manufacturing techniques that are expected to meet the strict ISO 9002 quality manufacturing standards and FDA mandated Good Manufacturing Practices. The Company outsources manufacturing of certain electronic components such as computers, monitors and circuit boards to outside vendors that can meet the Company’s quality requirements.
      The Company manufactures its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymer media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and thermal analysis product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA.
      The Company manufactures most of its MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain its high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities meet similar ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA.
      Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility and rheometry products are manufactured at the Company’s New Castle, Delaware and Crawley, England facilities. Similar to MS, certain elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s thermal analysis facilities meet similar ISO standards met by the Milford, Massachusetts facility.
Research and Development
The Company maintains an active research and development program focused on the development and commercialization of products which both complement and update the existing product offering. The Company’s research and development expenditures for 2004, 2003 and 2002 were $65.2 million, $59.2 million and $51.9 million, respectively. Nearly all of the current LC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2004, there were approximately 525 employees involved in the Company’s research and development efforts. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.
Employees
The Company employed approximately 4,200 employees, with 49% located in the United States, and 3,900 employees, with 48% located in the United States at December 31, 2004 and 2003, respectively. The increase of 8% over 2003 is primarily due to the acquisition of NuGenesis and increases in service personnel in support of the Company’s growing installed base of instrument systems. The Company considers its employee relations, in general, to be good, and the Company’s employees are not represented by any unions. The Company believes that its future success depends, in a large part, upon its continued ability to attract and retain highly skilled employees. During 2004, the Company announced and commenced a small restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. The employment of approximately 70 people was terminated as a result of this restructuring, all of whom had left the Company as of December 31, 2004.
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
      In the markets served by HPLC, UPLC, MS and LC-MS, the Company’s principal competitors include: Applied BioSystems, Inc., Agilent Technologies, Inc., Thermo Electron Corporation, Varian, Inc., Shimadzu Corporation and Bruker BioSciences Corporation. In the markets served by TA, the Company’s principal competitors include: PerkinElmer Inc., Mettler-Toledo International Inc., Shimadzu Corporation, HAAKE and Parr-Physica. The Company is not aware of a competitor offering a UPLC system comparable to its ACQUITY instrument.
      The market for consumable HPLC products, including separation columns, is also highly competitive but is more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns, and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price. The Company’s principal competitors for consumable products include Phenomenex, Supelco Inc., Agilent Technologies, Inc., Alltech International Holdings, Inc. and Merck and Co., Inc. The ACQUITY instrument is designed to offer a predictable level of performance when used with UPLC columns to effect the chemical separation. UPLC columns are both fluidically and electronically connected to the ACQUITY instrument to allow users to simultaneously employ and track the performance status of the UPLC column. The Company believes that the expansion of UPLC technology will enhance its chromatographic column business because of the high level of synergy between UPLC and the ACQUITY UPLC instrument.
Patents, Trademarks and Licenses
The Company owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software is licensed from third parties. The Company also owns a number of trademarks. The Company’s patents, trademarks and licenses are viewed as valuable assets to its operations. However, the Company believes that no one patent or group of patents, or trademark or license is, in and of itself, essential to the Company such that its loss would materially affect the Company’s business as a whole.
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
Available Information
The Company files all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Forward-Looking Statements
Certain of the statements in this Form 10-K and the documents incorporated in this form are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including (i) changes in the HPLC, UPLC, MS and thermal analysis portions of the analytical instrument marketplace as a result of economic or regulatory influences, (ii) general changes in the economy or marketplace including currency fluctuations, in particular with regard to the Euro, British pound and Japanese yen, (iii) changes in the competitive marketplace, including obsolescence resulting from the introduction of technically advanced new products and pricing changes by the Company’s competitors, (iv) the ability of the Company to generate increased sales and profitability from new product introductions, (v) the reduction in capital spending of pharmaceutical customers, (vi) the loss of intellectual property rights in the Company’s research and development efforts, as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Risk Factors
Competition and the Analytical Instrument Market:
The analytical instrument market, and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.
      Additionally, the market may, from time to time, experience low sales growth. Approximately 53% of the Company’s net sales in 2004 were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations.
Risk of Disruption:
The Company manufactures HPLC and UPLC instruments at its facility in Milford, Massachusetts, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland, thermal analysis products at its facility in New Castle, Delaware and rheometry products at its facilities in New Castle, Delaware and Crawley, England. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.
Foreign Operations and Exchange Rates:
Approximately 64% of the Company’s 2004 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
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
Reliance on Customer Demand:
The demand for the Company’s products is dependent upon the size of the markets for its HPLC, UPLC, MS, thermal analysis and rheometry products, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of the factors listed above.

Reliance on Suppliers:
Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

Reliance on Outside Manufacturers:
Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.
Item 2:     Properties
Waters operates 20 United States facilities and 74 international facilities, including field offices. In 2004, the Company purchased a 250,000 square foot building adjacent to the Company’s headquarters. The Company intends to use this building to consolidate certain functions and facilities in Massachusetts in 2005. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.
     Primary Facility Locations

Location	Function (1)	Owned/Leased	Square Feet (000’s)

Franklin, MA	D	Leased	30
Milford, MA	M, R, S, A	Owned	747
Taunton, MA	M	Owned	32
Westborough, MA	R, S, A	Leased	35	(2)
Etten-Leur, Netherlands	S, D, A	Leased	36
St. Quentin, France	S, A	Leased	60
Singapore	S, A	Leased	6
Tokyo, Japan	S, A	Leased	28
Wexford, Ireland	M, R, S	Owned/Leased	48
New Castle, DE	M, R, S, D, A	Leased	86
Crawley, England	M, R, S, D, A	Leased	14
Beverly, MA	S, A	Leased	77
Cheshire, England	M, R, D	Leased	29
Manchester, England	M, R, S, D, A	Leased	104
Almere, Netherlands	S, A	Leased	16
Romania	R, A	Leased	9

(1)	M = Manufacturing; R = Research; S = Sales and service; D = Distribution; A = Administration

(2)	The Westborough, MA facility was added as a result of the NuGenesis acquisition. This facility will be closed upon expiration of its lease term in June 2005.

      The Company operates and maintains 13 field offices in the United States and 62 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.
Field Office Locations (3)

United States	International

Dublin, CA	Australia	Ireland	Switzerland
Felton, CA	Austria	Italy	Taiwan
Irvine, CA	Belgium	Japan	United Kingdom
Collinville, CT	Brazil	Korea
Schaumburg, IL	Canada	Mexico
Wood Dale, IL	Czech Republic	Netherlands
Columbia, MD	Denmark	Norway
Ann Arbor, MI	Finland	People’s Republic of China
Cary, NC	France	Poland
Parsippany, NJ	Germany	Puerto Rico
Huntingdon, PA	Hong Kong	Russia
Bellaire, TX	Hungary	Spain
Spring, TX	India	Sweden
_______________

(3)	The Company operates more than one office within certain states and foreign countries.

Item 3:	Legal Proceedings
Hewlett-Packard Company
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, the UK court ruled in the new action that the Company did not infringe the HP patents. HP has filed an appeal in that action and the damages trial scheduled for March 2005 has been postponed pending this appeal and rescheduled for November 2005. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. HP is seeking an appeal in that action. The Company recorded provisions in the quarters ended June 30, 2002 and April 3, 2004 for estimated damages, legal fees, and court costs incurred with respect to this ongoing litigation. The provision represents management’s best estimate of the probable and reasonably estimable loss related to the litigation.

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
      Viscotek Corporation (“Viscotek”) filed a civil action against the Company in the Federal District Court for the Southern District of Texas, Houston Division, alleging that one option offered by the Company with a high temperature gel permeation chromatography instrument is an infringement of two of its patents. These patents are owned by E.I. DuPont de Nemours and Company (“DuPont”) and claimed to be exclusively licensed to Viscotek. DuPont is not a party to the suit. On January 16, 2004, a jury returned a verdict finding that the Company had not infringed Viscotek’s patents. Judgment has been entered on the jury’s verdict in favor of the Company. Viscotek has appealed the judgment. The Company believes it should prevail on appeal and, in any event, that any outcome of the proceedings will not be material to the Company.
Item 4:     Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, of this document, and should be considered an integral part of this Item 5. The Company’s Common Stock is registered under the Securities Exchange Act of 1934 as amended the (“Exchange Act”) and is listed on the New York Stock Exchange under the symbol WAT. As of March 10, 2005, the Company had approximately 279 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future.
      The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range

For the Quarter Ended	High	Low

March 29, 2003	$24.50	$19.79
June 28, 2003	31.05	20.26
September 27, 2003	32.35	26.33
December 31, 2003	33.42	26.58
April 3, 2004	41.50	33.10
July 3, 2004	48.34	39.16
October 2, 2004	49.80	37.75
December 31, 2004	48.10	38.66

      The following table provides information about purchases by the Company during the three months ended December 31, 2004 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum
	(a) Total		Purchased as Part	Dollar Value of
	Number of	(b) Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (3)

October 3 to 30, 2004	50	$40.58	50	$497,971
October 31 to November 27, 2004	925	44.88	925	456,458
November 28 to December 31, 2004	271	47.10	271	443,709

Total	1,246	$45.19	1,246	$443,709

(1)	The Company purchased an aggregate of 1,246 shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) that was announced on October 25, 2004.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2006.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $443.7 million at December 31, 2004.
Item 6:     Selected Financial Data
      Reference is made to information contained in the section entitled “Selected Financial Data” on page 76 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data.
Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview:
      The Company’s business in 2004 continued to benefit from stable pharmaceutical customer demand, improved industrial chemical customer demand and the impact of new product initiatives. Sales grew by 15% in 2004 and by 8% in 2003. Excluding currency effects, sales grew by 11% in 2004 and were flat in 2003. Geographically, business was strongest in the U.S., Japan, and Asia, particularly India and China, while trending positively in Europe during the second half of the year. Growth in these geographies was across all of the Company’s product lines and in particular mass spectrometry (“MS”) products and ACQUITY UPLC™ systems, which accelerated sales in the second-half of the year.
      From a product line perspective and excluding the impact of currency translation, the Waters Division liquid chromatography products (“LC”) — including high performance liquid chromatography (“HPLC”) and Ultra Performance Liquid Chromatography (“UPLC”) — grew approximately 9% in 2004 and benefited from shipment of the ACQUITY systems, growth in LC service revenues of 13% and growth in LC chemical products of 10%. In mass spectrometry, sales grew approximately 6% in 2004, as initial shipments of the Q-T of Premiertm augmented the full-year performance of tandem quadrupole instrument sales. As a result of the acquisition of Creon Lab Control AG (“Creon”) in July 2003 and NuGenesis Technologies Corporation (“NuGenesis”) in February 2004, the Waters Division entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics products and service added approximately 2% to the Company’s sales growth in 2004. The Thermal Analysis Division (“TA”) sales grew approximately 11% in 2004, benefiting from overall stronger industrial chemical customer demand, recent new product introductions and from the expansion of the business into overseas markets.
      Operating income was $284.9 million and $219.2 million in 2004 and 2003, respectively, an increase of $65.7 million or 30% for the year. In 2004, operating income included the benefit of a litigation judgment in the amount of $17.1 million from Perkin-Elmer Corporation offset by litigation provisions of $7.8 million and a technology license asset impairment of $4.0 million. In 2003, operating income included expensed in-process research and development of $6.0 million, a loss on sale of a business of $5.0 million, restructuring charges of $0.9 million and litigation provisions of $1.5 million. The remaining increase in operating income of $47.0 million is primarily a result of sales volume growth, reductions in manufacturing costs, operating expense leverage, and the effects of currency translations.
      Operating cash flow increased to $259.4 million in 2004 compared to $157.0 million in 2003. The increase of $102.4 million for the year is primarily attributable to the increase in net income and a decrease in the change of accrued litigation from $60.1 million in 2003 to $16.1 million in 2004 primarily related to the Applera patent litigation. In addition, the Company received $17.1 million in 2004 related to the Perkin-Elmer Corporation patent litigation judgment. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles were $66.2 million in 2004 compared to $34.6 million in 2003. During 2004, the Company purchased a 250,000 square foot building adjacent to the Company’s headquarters for $18.1 million. The Company intends to use this building to consolidate certain functions and facilities in Massachusetts in 2005 and spent an additional $3.2 million in 2004 to prepare the building for its intended use.
      In June 2004, the Company effectively concluded its $400.0 million stock buyback program previously announced in May 2003. The Company repurchased approximately 11.8 million shares under this program. In October 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share through reducing the outstanding shares and has financial flexibility to fund these share repurchases given current cash and debt levels. In 2004, the Company repurchased a total of 5.5 million shares of its common stock for $231.3 million, of which 1.2 million shares were purchased under the October 2004 program for $56.3 million. This follows a 2003 repurchase of a total 11.9 million shares of common stock for $324.6 million.
      In December 2004, the Company terminated its existing credit agreement early without penalty and entered into a new Credit Agreement (“Credit Agreement”) with a syndicate of banks, many of which participated in the prior credit agreement. The new Credit Agreement increases the Company’s borrowing capacity from $375.0 million to $700.0 million and provides for lower borrowing costs and less restrictive covenants. The Company believes that this additional borrowing capacity will provide the Company the flexibility to fund working capital needs, potential acquisitions and stock repurchases. The Company had outstanding borrowings at the end of 2004 of $456.7 million, primarily relating to borrowings in the U.S. under the Company’s new Credit Agreement.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
(The Company has included references to the Notes of the Company’s Consolidated Financial Statements included in Item 8 below.)
Net Sales:
Net sales for 2004 were $1,104.5 million, an increase of 15% compared to $958.2 million for 2003. Excluding currency effects, net sales grew 11% over 2003. Currency translation effect increased sales growth in 2004 by 4% primarily due to the strengthening of the Euro, British pound, Japanese Yen and Canadian dollar against the U.S. dollar. In 2004, product sales increased $83.7 million or 12% and service sales increased $62.7 million or 27% over sales in 2003. The increase in product sales, aside from the effects of foreign currency translation, is primarily due to the continued strength of LC, MS and TA sales growth, the mid-year launch of the ACQUITY UPLC system and the impact of acquired businesses. The increase in service sales, aside from the effects of foreign currency translation, is primarily due to growth in the Company’s instrument installed base and sales of service contracts, including the effect of the Company’s recent acquisitions.
Waters Division Net Sales:
With respect to the Waters Division’s performance by product line (excluding the effects of currency translation), LC sales (Liquid Chromatography — including HPLC and UPLC product lines) grew approxi-

mately 9%. The growth in LC instrument sales in 2004 was 7%. This growth was due principally to the introduction of new products, such as the ACQUITY UPLC instrument, and steady demand for existing instruments. In 2004, the sales of LC consumables (sample preparation devices) in the Company’s chemistry operations grew 10% primarily as a result of continued strength in demand related to pharmaceutical production and the introduction of new chromatography columns, most notably the Sunfiretm product line. LC service sales grew 13% over 2003 due to increased sales of service plans to the Company’s growing installed base of customers. For the LC business, service revenue was approximately 28% of total LC revenue in 2004. The growth of LC service revenue was geographically broad-based and was driven by increased demand primarily from large multi-national customers for service plans to maintain a higher percentage of their installed base and newly purchased Waters instruments. LC consumables account for approximately 19% of overall LC sales.
      MS sales grew approximately 6% in 2004 (excluding the effects of currency translation). The increase in sales over 2003 is primarily a result of strong growth of tandem quadrupole instruments throughout the year and the positive impact of new product shipments, especially the Q-Tof Premier, late in the year. The growth in 2004 is also a result of weak 2003 MS performance, during which MS sales declined 18% over the prior year, due primarily to the effects of a patent litigation loss sustained in 2002. During 2004, the Company re-entered all instrument categories impacted by the patent litigation loss. Service revenue for the MS product line accounted for approximately 19% of total MS revenue in 2004 and 2003, and grew approximately 12% in 2004 due to increased sales of service plans to the Company’s growing installed base of customers.
      The Laboratory Informatics product line was expanded in 2004 with the acquisition of NuGenesis in the first quarter. In 2003, the Laboratory Informatics product and service offerings consisted of those from Creon, a company that Waters acquired in 2003. In 2004, Laboratory Informatics sales added approximately 2% to sales growth. Revenues consisted of new product sales as well as revenue associated with the servicing of the user base.
      Geographically, Waters LC and MS sales in Asia had the highest growth in 2004. Growth in Asia was highlighted by business associated with growth of the pharmaceutical industry in India and more broad-based growth in China. More regulations for food and drinking water testing contributed to sales growth in Japan and in Southeast Asia. In Asia and in Japan, the Company’s growth rates in sales (excluding the effects of currency translation) were 27% and 14%. respectively. Sales in the U.S. grew 12% while Europe experienced a modest 1% increase in sales due to slower sales volume in the first half of the year.
TA Instruments Division Net Sales:
Sales for thermal analysis instruments, rheometry instruments and related service revenues grew 11% in 2004 (excluding the effects of currency translation). The growth of this business was influenced by strong sales growth of 16% outside of the U.S., primarily from Europe and Asia, as a result of expanded sales and marketing efforts in the regions. Sales in the U.S. grew 5%. In 2004 and 2003, service revenue was approximately 26% of overall revenue and grew approximately 10% in 2004 primarily as a result of providing service to a larger installed base of instruments.
Gross Profit:
Gross profit for 2004 was $649.7 million compared to $560.4 million for 2003, an increase of $89.3 million or 16% and is generally consistent with the increase in net sales. Gross profit as a percentage of sales increased to 58.8% in 2004 from 58.5% in 2003. The increase in gross profit percentage is a net result of favorable foreign currency translation along with the continuing success of the Company’s manufacturing cost reduction programs, offset by costs associated with additional service resources added to the Waters Division in support of the service product line growth. Within MS, there was a decrease in gross profit as a percentage of net sales as a result of a product mix shift away from the higher margin Q-Tof product line.
Selling and Administrative Expenses:
Selling and administrative expenses for 2004 and 2003 were $300.2 million and $264.3 million, respectively. As a percentage of net sales, selling and administrative expenses declined slightly to 27.2% for 2004 compared to 27.6% for 2003. The $35.9 million, or 14%, increase in total selling and administrative expenses for 2004 included an increase of approximately $11.9 million as a result of currency translation; an incremental $10.4 million attributed to the Laboratory Informatics acquisition; an increase of $18.6 million in personnel costs attributed to higher headcount, selling related expenses related to the higher sales volume, annual merit increases and increased employee incentive plans costs as a result of the Company’s 2004 performance. An increase in costs related to Sarbanes-Oxley compliance of $3.2 million was offset by a decrease in litigation costs of $3.8 million. The increase in selling and administrative expenses was partially offset by $6.6 million of realized and unrealized foreign currency transaction gains compared to the $2.2 million of realized and unrealized foreign currency transaction gains in 2003.
Research and Development Expenses:
Research and development expenses were $65.2 million for 2004 and $59.2 million for 2003, an increase of $6.0 million or 10%. The increase is primarily attributable to an increase in headcount due to Laboratory Informatics acquisitions, the effects of foreign currency translation, and to the Company’s continued commitment to invest significantly in the development of new and improved LC, MS, thermal analysis and rheometry products.
Purchased Intangibles Amortization:
Purchased intangibles amortization for 2004 was $4.8 million compared to $4.2 million for 2003, an increase of $0.6 million or 14%. The increase primarily relates to the amortization of purchased intangibles resulting from the Laboratory Informatics acquisitions.
Litigation Settlement and Provisions:
Net litigation settlements and provisions for 2004 were a $9.3 million benefit compared to a litigation provision of $1.5 million for 2003. The Company recorded the benefit of a litigation judgment in the second quarter of 2004 in the amount of $17.1 million and a provision expense of $7.8 million in the first quarter of 2004. The benefit in 2004 is related to the conclusion of the Company’s litigation with Perkin-Elmer. The provision in 2004 is related to the on-going patent infringement suit with Hewlett-Packard. In 2004, the Company made payments for legal fees and potential award deposits regarding the Hewlett-Packard litigation in the amount of approximately $4.1 million. The Company recorded a $1.5 million expense in 2003 for an environmental matter concerning the Company’s Taunton facility (Note 13).
Loss on Sale of Business:
The Company recorded a $5.0 million charge relating to the loss on the sale (Note 8) of the inorganic MS product line in 2003. There was no such charge in 2004.
Impairment of Long-Lived Asset:
In 2004, the Company recorded a $4.0 million charge for an other-than-temporary impairment of its technology license with Sandia National Laboratories, as a significant portion of the technology collaboration program was suspended. The remaining value of the license is approximately $1.0 million at December 31, 2004. There was no such charge in 2003.
Restructuring and Other Unusual Charges, net:
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of which had left the Company as of December 31, 2004. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.

      The following is a rollforward of the Company’s 2004 restructuring liability (in thousands):

	Balance				Balance
	December 31,			Reserve	December 31,
	2003	Charges	Utilization	Reversals	2004

Severance	$—	$1,968	$(1,968)	$—	$—
Other	—	115	(115)	—	—

Total	$—	$2,083	$(2,083)	$—	$—

2002 Restructuring:
In July 2002, the Company took action to restructure and combine its field sales, service and distribution of its Micromass and LC operations. The objective of this integration was to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, all of which had left the Company as of December 31, 2003. In addition, the Company originally committed to closing four sales and distribution facilities, two of which were closed by December 31, 2004.
      The Company recorded $2.6 million of charges for the year ended December 31, 2003 and $7.4 million for the year ended December 31, 2002, for restructuring and other directly related incremental charges relating to its integration of the worldwide LC and MS sales, service and support organizations. The charge for the year ended December 31, 2003 includes severance costs for 13 people, distributor termination costs and other directly related incremental costs of this integration effort. The charge for the year ended December 31, 2002 includes severance costs for 42 people, contract cancellation fees, non-cancelable lease obligations and other directly related incremental costs.
      During the year ended December 31, 2004, the Company reversed approximately $2.2 million in restructuring reserves, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated. During the year ended December 31, 2003, the Company reversed approximately $1.9 million in restructuring reserves, primarily attributable to facility closure and distributor termination costs being less than previously estimated and the retention of certain employees previously selected for termination.
      The following is a rollforward of the Company’s LC and MS integration restructuring liability (in thousands):

	Balance				Balance
	December 31,			Reserve	December 31,
	2003	Charges	Utilization	Reversals	2004

Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(10)	(158)	—

Total	$2,606	$28	$(477)	$(2,157)	$—

      The Company also recorded an unrelated restructuring provision of $0.1 million at its TA subsidiary for severance and other related costs in the year ended December 31, 2003. There were no such charges for the years ended December 31, 2004 and 2002.
Expensed In-Process Research and Development:
In 2003, in connection with the acquisition of Creon, the Company wrote off the fair value of purchased in-process research and development (“IPR&D”) of various projects for the development of new products and technologies in the amount of $6.0 million. The amount was determined by identifying research projects for which technological feasibility had not been established and which had no alternative future uses. As of the Creon acquisition date (the “Acquisition Date”), there were four projects that met the above criteria. The significant IPR&D projects identified consist of the eLab Notebook and the automatic LC-MS dereplication system. The IPR&D charges associated with these projects were $4.5 million and $0.8 million, respectively.
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
      The primary basis for determining the technological feasibility of these projects was whether the product met predetermined design specifications and complex functionality. As of the Acquisition Date, none of the IPR&D projects had reached predetermined design specifications and complex functionality. In assessing the technological feasibility of a project, consideration was also given to the level of complexity in future technological hurdles that each project had to overcome.
      Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 55% to 60% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $6.0 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the Acquisition Date. As of December 31, 2004, the IPR&D automatic LC-MS dereplication system project still had not reached technological feasibility. The expected remaining cost to complete this project is not considered material to the Company and there are currently no expected material variations between projected results from the projects versus those at the time of the acquisition. The Company expects the project to be completed within the next twelve months.
Other Income (Expense), Net:
In 2004 and 2003, the Company recorded $1.0 million and $0.3 million, respectively, of pre-tax charges for other-than-temporary impairments to the carrying amounts of certain equity investments (Note 5). The 2004 pre-tax charge of $1.0 million is for the Company’s remaining investment carrying value of GeneProt. This charge was recorded based on the Company’s current assessment of GeneProt’s financial condition.
Interest Expense:
Interest expense was $10.1 million and $2.4 million for 2004 and 2003, respectively. The increase in 2004 interest expense is primarily attributed to the additional borrowings in the U.S. to fund the stock repurchase programs (Note 10).
Interest Income:
Interest income for 2004 and 2003 was $11.9 million and $7.1 million, respectively. The increase in interest income is primarily due to higher cash balances and higher interest rate yields.
Provision for Income Taxes:
The Company’s effective tax rate was 21.6% in 2004 and 23.6% in 2003. The change in effective tax rates for the period was impacted by the net tax effect of the Perkin-Elmer litigation judgment received and litigation provisions and restructuring charges made during 2004, compared to the tax effect of certain litigation provisions, restructuring charges, expensed in-process research and development and loss on sale of a business incurred during 2003. The effective tax rates, excluding these items and corresponding tax effects, were 21.0%

and 23.0% for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
(The Company has included references to the Notes of the Company’s Consolidated Financial Statements included in Item 8 below.)
Net Sales:
Net sales for 2003 were $958.2 million, an increase of 8% compared to $890.0 million for 2002. Excluding the favorable currency effects, net sales remained essentially flat over 2002. In 2003, product sales increased $25.9 million or 4% and service sales increased $42.4 million or 22% over sales in 2002.
      With respect to the Company’s performance by product line (excluding the effects of currency translation), LC sales overall grew approximately 5%. In 2003, LC chemistry grew 11% primarily as a result of continued strength in sales related to pharmaceutical production. LC service sales grew 14% over 2002 due to increased sales of service plans to our growing installed base of customers. Growth in chemistry and service were offset by a decline of 1% in instrument sales during 2003. The decline in instrument sales is largely attributable to a combination of postponements and delays in purchase decisions for such instruments by the Company’s customers for new and replacement products. For the LC business, service revenue was approximately 27% of total LC revenue in 2003 compared to 25% of revenue in 2002. The growth of service revenue was geographically broad-based and was driven by increased demand from large multi-national customers for service plans to maintain a higher percentage of their installed base and newly purchased Waters instruments. Chromatography consumables account for approximately 19% of overall LC sales and grew by approximately 11% in 2003. Chromatography consumable growth was driven by increased utilization of existing LC equipment and by the successful launch of a new line of chromatography columns and sample preparation devices. Geographically, the strongest growth areas of the world for LC in 2003 were Asia, Japan and Eastern Europe, achieving 16%, 10% and 40% growth, respectively. The U.S. grew modestly at 2%, while Europe experienced a decline of 4%. Sales growth in Asian and Eastern European geographies is related to economic modernization and development of basic infrastructure. Japan continues to be a robust market as Waters continues to offer Japanese language software products that meet local needs. Markets in the U.S. and Europe languished in 2003 as we saw a continuation of delays in instrument replacements early in the year at many of our pharmaceutical customers.
      MS sales declined approximately 18% in 2003, excluding the impact of the sale of the inorganic product line. The decline in sales over 2002 was across most geographic areas, primarily due to the impact of the Applera patent litigation, reduced MS instrument prices and a decline in pharmaceutical capital spending. Sales to customers working on proteomics applications in the pharmaceutical industry, government and academic sector and biotech all experienced declines in instrument purchases in 2003. The Company believes that its sales decline is a result of a temporary market decline in 2003 as well as a loss of market share to competing technologies that resulted in the overall 18% sales decline in MS. Service revenue for the MS product line accounted for approximately 19% of total MS revenue in 2003 compared to 12% in 2002, and grew approximately 27% during this period. The growth in MS service revenue as a percentage of overall MS revenue was primarily due to the decline in MS instrument revenue, which is attributed to reduced demand from proteomics customers.
      Sales for thermal analysis products grew 20% in 2003, excluding the impact of the acquired rheometry business. The growth of this business is geographically broad-based with increased spending by core industrial chemical and pharmaceutical companies. The impact of sales in 2003 from the rheometry business acquisition added an additional 16% to the thermal analysis business growth. TA service revenue was approximately 26% of total TA revenue. Compared to 2002, TA service revenue grew by approximately 41% primarily as a result of providing service to a larger installed base of instruments and the Rheometrics acquisition.

Gross Profit:
Gross profit for 2003 was $560.4 million compared to $516.5 million for 2002, an increase of $43.9 million or 8%. Gross profit as a percentage of sales increased to 58.5% in 2003 from 58.0% in 2002. The increase in gross profit of 8% is generally linear with the net sales increase of 8%, which is mostly attributed to favorable foreign exchange in 2003.
Selling and Administrative Expenses:
Selling and administrative expenses for 2003 and 2002 were $264.3 million and $246.8 million, respectively. As a percentage of net sales, selling and administrative expenses remained relatively flat at 27.6% for 2003 compared to 27.7% for 2002. The $17.4 million or 7% increase in total selling and administrative expenses for 2003 included an increase of approximately $17.7 million as a result of currency translation, offset by a reduction in operating expenses of $0.3 million. The reduction in operating expenses includes cost savings of $4.5 million from the recently completed LC and MS field sales and service integration efforts, generating lower headcount and labor costs, associated fringe benefits and travel costs. These reductions were offset by annual merit increases across most divisions and other headcount additions and related fringe benefits and indirect costs associated with the 2003 acquisitions totaling approximately $4.2 million. The Company experienced realized and unrealized foreign currency transaction gains of approximately $2.2 million in 2003 compared to losses of $0.8 million in 2002, an increase of $3.0 million.
Research and Development Expenses:
Research and development expenses were $59.2 million for 2003 and $51.9 million for 2002, an increase of $7.3 million or 14%. The increase is primarily attributable to an increase in headcount due to acquisitions, specifically Creon and Rheometrics, and to the Company’s continued commitment to invest significantly in the development of new and improved LC, MS, thermal analysis and rheometry products. In addition, the Company incurred contract research and development costs of $1.8 million related to new product development efforts for the Q-Tof product line.
Purchased Intangibles Amortization:
Purchased intangibles amortization for 2003 was $4.2 million compared to $3.6 million for 2002, an increase of $0.6 million or 18%. The increase primarily relates to amortization associated with the intangible assets purchased as part of the Rheometrics and Creon acquisitions.
Litigation Provisions:
Litigation provision for 2003 was $1.5 million compared to $7.9 million for 2002. The Company recorded $1.5 million and $5.1 million in 2003 and 2002, respectively, relating to an environmental matter concerning the Company’s Taunton facility (Note 13). In 2002, the Company recorded $2.8 million for the Applera patent litigation for liabilities associated with product sales made prior to the day of the unfavorable jury’s verdict in March 2002 (Note 12).
Loss on Sale of Business:
The Company recorded a $5.0 million charge relating to the loss on the sale of the inorganic MS product line in 2003. There was no such charge in 2002 (Note 8).
Impairment of Long-Lived Asset:
In 2002, the Company recorded a $2.4 million charge for an other-than-temporary impairment of its technology license with Variagenics, as the technology collaboration program was discontinued (Note 5). There was no such charge in 2003.
Restructuring and Other Unusual Charges, net:
The Company recorded $2.6 million in 2003 and $7.4 million in 2002 for restructuring and other directly related incremental costs relating to its integration of the worldwide LC and MS sales, service, manufacturing and support organizations. The charge in 2003 includes severance costs for 13 people, distributor terminations and other directly related incremental costs of this integration effort. The charge in 2002 includes severance costs for 42 people, contract cancellation fees, non-cancelable lease obligations and other directly related incremental costs.
      During 2003, the Company reversed approximately $1.9 million in restructuring reserves, primarily attributable to distribution and facility settlements being less than previously estimated and the retention of certain employees previously selected for employment termination. There were no such reversals in 2002.
      The Company has included in the consolidated balance sheet in other long-term liabilities approximately $1.5 million and $1.8 million at December 31, 2003 and 2002, respectively, for non-cancelable lease obligations with a portion to be paid out extending to 2012. The remaining $1.1 million and $3.7 million of the liability is included in other current liabilities in the consolidated balance sheet at December 31, 2003 and 2002, respectively.
      The following is a rollforward of the Company’s LC and MS integration restructuring liability (in thousands):

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
      The Company also recorded an unrelated restructuring provision of $0.1 million at its TA subsidiary for severance and other related costs in 2003. There were no such charges in 2002.
Expensed In-Process Research and Development:
See Expensed In-Process Research and Development herein under the Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 discussion.
Other Income (Expense), Net:
In 2003 and 2002, the Company recorded $0.3 million and $6.0 million, respectively, in pre-tax charges for other-than-temporary impairments to the carrying amounts of certain equity investments, including investments in GeneProt and Variagenics (Note 5). During 2002, the Company recorded a $1.0 million charge to other income (expense), in the consolidated statements of operations, for an other-than-temporary impairment of the equity investment and warrants resulting from Variagenics public stock price declines. In addition, in 2002, the Company recorded pre-tax charges of $12.6 million to other income (expense) for an other-than-temporary impairment of its investment in GeneProt. This charge was recorded because to the Company’s knowledge, GeneProt had been unable to generate enough commercial interest to expand its business in the U.S. market. Additionally, during 2003 and 2002, the Company recorded a $0.3 million and $0.1 million charge, respectively, to other income (expense) for the impairment of certain other equity investments. The impairment charges in 2002 were offset by a $7.7 million termination fee received from GeneProt for cancellation of its $20.0 million order. There were no such off-setting charges in 2003.

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
Interest Income:
Interest income for 2003 and 2002 was $7.1 million and $7.5 million, respectively. The decline in interest income is primarily due to lower yields on cash investments.
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
Cumulative Effect of Change in Accounting Principle:
In 2002, the method of accounting for patent related costs associated with patent litigation was changed effective January 1, 2002 from a method of capitalizing the patent related costs and amortizing them over their estimated remaining economic life to expensing the costs as incurred. The Company believes that this change is preferable because it will provide a better comparison with the Company’s industry peers, the majority of which expense these costs as incurred. The $4.5 million cumulative effect of the change on prior years (after reduction for income taxes of $1.3 million) is included as a charge to net income for 2002. There were no such charges for 2003.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,

	2004	2003

Net income	$224,053	$170,891
Depreciation and amortization	41,926	33,848
Tax benefit related to stock option plans	32,012	17,582
Change in accounts receivable	(36,453)	11,973
Change in inventories	(11,575)	(4,302)
Change in accounts payable and other current liabilities	12,203	(30,005)
Change in accrued litigation	(16,095)	(60,120)
Other changes in operating activities	13,378	17,138

Net cash provided by operating activities	259,449	157,005
Net cash used in investing activities	(108,605)	(18,663)
Net cash provided by (used in) financing activities	21,507	(63,640)
Effect of exchange rate changes on cash and cash equivalents	9,945	18,767

Increase in cash and cash equivalents	$182,296	$93,469

Net cash provided from operating activities was $259.4 million and $157.0 million in 2004 and 2003, respectively. The primary sources of net cash provided from operating activities were net income, the effect of depreciation and amortization, and the increase in the tax benefit related to stock option plans from stock options exercised. Included in net income for 2004 was $17.1 million in proceeds for the Perkin-Elmer litigation judgment. Depreciation and amortization increased in 2004 primarily from the increase in capital spending, higher software capitalization amortization and the effect of the Laboratory Informatics acquisitions. Days-sales-outstanding (“DSO”) increased by 5 days to 76 days in 2004 from 71 days in 2003. The increase in accounts receivable and DSO are directly related to the timing of the Company’s sales within the quarter, and foreign currency translation. The increase in inventory at December 31, 2004 is related to the development of new products, primarily the ACQUITY UPLC and the Q-Tof Premier.
      The changes in accounts payable and other current liabilities are primarily related to the timing of payments of income tax, compensation, and retirement accruals. Accrued litigation decreased by $16.1 million primarily due to the $18.1 million payment to Applied Biosystems/ MDS Sciex Instruments for the settlement of a patent litigation matter and approximately $4.1 million of payments in connection with the Hewlett-Packard patent litigation matter, offset by a $7.8 million provision for the Hewlett-Packard patent litigation in 2004. The remaining change in accrued litigation is attributed to payment of legal fees directly associated with existing litigation accruals.
      Net cash used in investing activities totaled $108.6 million in 2004 compared to $18.7 million in 2003. Additions to fixed assets and intangible assets were $66.2 million in 2004 and $34.6 million in 2003. Included in 2004 was a 250,000 square foot building purchase adjacent to the Company’s headquarters for $18.1 million as well as approximately $3.2 million of costs in construction in-progress related to improvements made to the building. The Company intends to use this building to consolidate certain functions and facilities in Massachusetts in 2005 and to accommodate growth over the next several years. Aside from the purchase of this building, fixed asset and intangible asset additions were consistent with capital spending trends and expectations throughout the respective years. Business acquisitions were $42.4 million and $35.2 million in 2004 and 2003, respectively, as the Company continues to seek growth opportunities through acquisitions. Included in 2003 was approximately $49.9 million of cash provided by a decrease in restricted cash. The Company held approximately $49.9 million of restricted cash at December 31, 2002 in connection with the standby letter of credit issued by the Company in 2002 for the unfavorable judgment in the Applera patent litigation. Due to the March 2003 affirmed judgment in the case, the Company paid $53.7 million to Applera in April 2003. As a result of that payment, the Company will no longer be required to maintain a restricted cash balance.
      Regarding cash provided by (used in) financing activities, the Company repurchased 5.5 million and 11.9 million common stock shares at a cost of $231.3 million and $324.6 million, during 2004 and 2003, respectively. In October 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases and that it has adequate financial flexibility to fund these share repurchases given current cash and debt levels. During 2004, the Company purchased 1.2 million shares at a cost of $56.3 million under the October 2004 Board of Directors authorized repurchase program and 4.3 million shares at a cost of approximately $175.0 million under a previously authorized program under which the Company has purchased the maximum amount of authorized shares. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future. The Company received $45.0 million and $27.8 million of proceeds from other financing activities, including the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans in 2004 and 2003, respectively.
      In December 2004, the Company entered into a Credit Agreement (the “Credit Agreement”) to replace its existing credit facility. The Credit Agreement provides for a $250.0 million term loan facility, a $300.0 million revolving facility (“US Tranche”), and a $150.0 million revolving facility (“European Tranche”). The term loan facility and the revolving facilities both mature on December 15, 2009, and require no scheduled prepayments before that date. At December 31, 2004, the Company had $250.0 million outstanding under the term loan facility which is classified as long-term debt and $190.0 million outstanding under the US Tranche revolving facility. The Company terminated its existing credit agreement early without penalty. The interest rates applicable to the term loan and revolving loans under the new credit agreement are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 29.5 basis points and 80.0 basis points. The Credit Agreement is unsecured in nature, and requires that the Company comply with an interest coverage ratio test of not less than 3.5:1, and a leverage ratio test of not more than 3:1, for any period of four consecutive fiscal quarters, respectively. The minimum interest coverage ratio on the terminated agreement was 5:1 and the maximum leverage ratio test was 2.5:1. In addition, the new credit agreement includes negative covenants that are customary for investment grade credit facilities. The new credit agreement also contains certain customary representations and warranties, affirmative covenants and events of default. The new Credit Agreement increased the Company’s committed syndicated borrowing capacity from $375.0 million to $700.0 million and provides for lower borrowing costs. The additional borrowing capacity will provide the Company the flexibility to fund working capital needs, potential acquisitions and stock repurchases.
      The Company believes that the cash and cash equivalent balance of $539.1 million at the end of 2004 and expected cash flow from operating activities together with borrowing capacity from committed credit facilities will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs beyond the next twelve months.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine that it plans to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million in qualified foreign earnings. If the maximum was repatriated, the Company estimates an increase in the income tax provision of between $20.0 million and $45.0 million depending on the final technical clarifications.
Commitments:
The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $1.1 million in 2004, $2.9 million in 2003 and $5.4 million in 2002. Future minimum licenses payable under existing license agreements as of December 31, 2004 are immaterial.
Contractual Obligations and Commercial Commitments
The following is a summary of the Company’s commitments as of December 31, 2004 (in thousands):

	Payments Due by Year

Contractual Obligations	Total	2005	2006	2007	2008	After 2008

Long-term debt	$250,000	$—	$—	$—	$—	$250,000
Operating leases	85,105	17,520	13,349	10,529	8,297	35,410
Other long-term liabilities	527	527	—	—	—	—

Total	$335,632	$18,047	$13,349	$10,529	$8,297	$285,410

	Amount of Commitments Expiration Per Period

Other Commercial Commitments	Total	2005	2006	2007	2008	After 2008

Letters of credit	$3,222	$3,222	$—	$—	$—	$—
      From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Note 12, Patent Litigation, will not be material to the financial position or results of operations.
      During fiscal year 2005, the Company expects to contribute approximately $7.5 million to the Company’s retirement plans. Capital expenditures are expected to be modestly higher in 2005, excluding the recent building purchase, due to expected capital needs to support the growth in the business.
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
Revenue Recognition:
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped, all advance payments received associated with that particular order are reclassified to accounts receivable to offset against the customer invoice. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term, and revenue is amortized on a straight-line basis over the contract term. At December 31, 2004, the Company had current and long-term deferred revenue liabilities of approximately $66.8 million and $7.3 million, respectively.
      Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.
Loss Provisions on Accounts Receivable and Inventory:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2004 was $271.7 million, net of allowances for doubtful accounts and sales returns of $7.1 million. Historically, the Company has not experienced significant bad debt losses.
      The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2004 was $139.9 million, net of write-downs to net realizable value of $14.1 million.
Valuation of Equity Investments:
The Company holds minority equity interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. For investments where a company is not publicly traded, the Company obtains and reviews quarterly and annual financial statements and progress of technological expectations. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2004 and 2003, the Company recorded $1.0 million and $0.3 million charges to other expense, respectively, in the consolidated statements of operations, for the impairment of certain equity investments. At December 31, 2004, the Company had equity investments totaling $17.9 million included in other assets on the balance sheet.
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
      When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. In 2004, the Company recorded a $4.0 million charge for an other-than-temporary impairment of its technology licenses with Sandia National Laboratories as a significant portion of the technology collaboration program was suspended. Net intangible assets, long-lived assets, and goodwill amounted to $85.2 million, $135.9 million, and $228.5 million, respectively, as of December 31, 2004. The Company performs annual impairment reviews of its goodwill. The Company performed its annual review during 2004 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that at the time future reviews are completed, a material impairment charge will not be recorded.
Warranty:
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2004, the Company’s warranty liability was $10.6 million.
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
      The Company has realized significant income tax benefits associated with the exercise of its nonqualified stock options. The corresponding credit was to additional paid-in-capital. Because of the outstanding stock options, the Company believes that it is more likely than not that the U.S. deferred tax assets will not be realized. Therefore, a valuation allowance has reduced to zero all the deferred tax assets relating to U.S. income. In the future event there is U.S. taxable income, the valuation allowance would be reversed and deferred tax assets recorded with a corresponding credit to additional paid-in-capital.
Litigation:
As described in Item 3 of Part I of this Form 10-K, the Company is a party to various pending litigation matters. With respect to each pending claim, management determines whether it can reasonably estimate whether a loss is probable and, if so, the probable range of that loss. If and when management has determined, with respect to a particular claim, both that a loss is probable and that it can reasonably estimate the range of that loss, the Company records a charge equal to either its best estimate of that loss or the lowest amount in that probable range of loss. The Company will disclose additional exposures when the range of loss is subject to considerable interpretation.
      With respect to the claims referenced in Item 3, management of the Company to date has been able to make this determination, and thus has recorded charges, with respect to the claims described under the heading “Hewlett-Packard Company.” As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges, which could materially impact the Company’s results of operation or financial position.

Pension and Other Post-retirement Benefits:
Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other post-retirement benefits are evaluated periodically by management in consultation with outside actuaries and investment advisors. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets are evaluated and updated annually. The Company has assumed that the expected long-term rate of return on plan assets will be 8.00%.
      At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high quality fixed income investments available for the period to maturity of the pension benefits, and changes as long-term interest rates change. At year-end 2004, the Company determined this rate to be 5.75%. Post-retirement benefit plan discount rates are the same as those used by the Company’s defined benefit pension plan in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits other than Pensions.”
Recent Accounting Standards Changes
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The standard is effective for public companies for interim periods beginning after June 15, 2005. The final standard allows alternative methods for determining fair value. At the present time, the Company has not determined which valuation method it will use; however, under the Black-Scholes valuation model, it is estimated that the pre-tax compensation expense recorded in the consolidated statements of operations for the second half of 2005 would be approximately $14.5 million.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends Accounting Principles Board Opinion No. 29. This standard requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. At the present time, the Company does not believe that adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At the present time, the Company is evaluating SFAS 151 but does not believe that it will have a material effect on its financial position, results of operations or cash flows.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine that it plans to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million in qualified foreign earnings. If the maximum was repatriated, the Company estimates an increase in the income tax provision of between $20.0 million and $45.0 million depending on the final technical clarifications.
Item 7a:     Quantitative and Qualitative Disclosures About Market Risk
The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates. The Company attempts to minimize its exposures by using certain financial instruments, for purposes other than trading, in accordance with the Company’s overall risk management guidelines. Further information regarding the Company’s accounting policies for financial instruments and disclosures of financial instruments can be found in Notes 2 and 10 to the Company’s consolidated financial statements.
      The Company is primarily exposed to currency exchange-rate risk with respect to certain inter-company balances, forecasted transactions and net assets denominated in Euro, Japanese Yen and British pound. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. In addition, the Company utilizes derivative and non-derivative financial instruments to further reduce the net exposure to currency fluctuations.
      The Company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The Company’s policy is to manage interest costs by using a mix of fixed and floating rate debt that management believes is appropriate. At times, to manage this mix in a cost efficient manner, the Company has periodically entered into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional amount.
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt.
      During the first quarter of 2004, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $125.0 million, to hedge floating rate debt related to the term loan tranche of its outstanding debt, with a maturity date of 21 months. The Company subsequently closed out the swap in the second quarter of 2004, with a realized gain of $1.6 million. The total pre-tax amount of the gain that was re-classified to earnings in 2004 was $0.7 million. The remaining $0.9 million will be re-classified to earnings in 2005 over the original term of the interest rate swap. As of December 31, 2004, the Company had no outstanding cash flow hedges.
Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 31% of its sales denominated in Euros, 11% in Yen and smaller sales exposures in other currencies. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.
      During 2004, the Company hedged its net investment in Yen foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $25.0 million to approximately $37.0 million. At December 31, 2004 and 2003, the notional amounts of outstanding contracts were approximately $37.0 million and $25.0 million, respectively. For the year ended December 31, 2004, the Company recorded cumulative net pre-tax losses of $2.4 million in accumulated other comprehensive income, which consisted of realized losses of $1.6 million relating to closed cross-currency interest rate swap agreements and unrealized losses of $0.8 million relating to the Japanese Yen cross-currency interest rate swap agreements. For the year ended December 31, 2003, the Company recorded cumulative net pre-tax gains of $1.6 million in accumulated other comprehensive income, which consisted of realized gains of $1.3 million and unrealized gains of $0.3 million. For the year ended December 31, 2002, the Company recorded cumulative net pre-tax losses of $1.0 million in accumulated other comprehensive income, which consisted of realized losses of $1.4 million and unrealized gains of $0.4 million.
      During 2004, the Company hedged its net investment in British pound foreign affiliates with forward foreign exchange contracts in British pounds. For the year ended December 31, 2004, the Company recorded a cumulative net pre-tax gain of $0.7 million in accumulated other comprehensive income, which consisted of realized gains of $0.5 million related to closed forward agreements and unrealized gains of $0.2 million related to the British pound forward agreements. As of December 31, 2004, the Company had forward foreign exchange contracts in British pounds with a notional amount of approximately 45.0 million British pounds outstanding. For the year ended December 31, 2003, the Company recorded realized losses of $3.3 million in accumulated other comprehensive income relating to forward foreign exchange contracts in British pounds that were entered into and closed in 2003. As of December 31, 2003, the Company had no open forward foreign exchange contracts in British pounds. For the year ended December 31, 2002, the Company recorded unrealized gains of $0.3 million in accumulated other comprehensive income relating to forward foreign exchange contracts in British pounds.
      During 2004, the Company hedged its net investment in British pound foreign affiliates with range forward agreements in British pounds. Under the terms of the agreement the Company purchases an option below the current spot rate to sell British pounds, and sells an option to their counterparties above the current spot rate to buy British pounds, with option premiums that offset. For the year ended December 31, 2004, the Company recorded a realized cumulative net pre-tax loss of $8.6 million to accumulated other comprehensive income, related to the closed range forward agreements. As of December 31, 2004, the Company had no open range forward agreements in British pounds.
      Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair market value of the cross-currency interest rate swap and foreign exchange contracts agreements, designated as hedges of net investment in foreign operations, as of December 31, 2004, would decrease accumulated other comprehensive income by approximately $12.3 million.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statement of operations. At December 31, 2004 and December 31, 2003, the Company held forward foreign exchange contracts with notional amounts totaling approximately $62.9 million and $32.0 million, respectively.
      Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts, designated as fair value hedges, as of December 31, 2004 would decrease earnings by approximately $6.3 million.
      The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, in repurchase agreements and money market funds. Cash equivalents are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company periodically maintains balances in various operating accounts in excess of federally insured limits.

Item 8:     Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation:
We have completed an integrated audit of Waters Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for patent related costs in 2002.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except per share data)
Assets
Current assets:
Cash and cash equivalents	$539,077	$356,781
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,100 and $5,638 at December 31, 2004 and 2003, respectively	271,731	214,260
Inventories	139,900	128,810
Other current assets	23,176	18,505

Total current assets	973,884	718,356
Property, plant and equipment, net	135,908	108,162
Intangible assets, net	85,249	72,164
Goodwill	228,537	197,417
Other assets	36,848	34,762

Total assets	$1,460,426	$1,130,861

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and debt	$206,663	$121,309
Accounts payable	46,180	43,884
Accrued employee compensation	33,709	19,802
Deferred revenue and customer advances	66,783	55,923
Accrued retirement plan contributions	10,655	14,025
Accrued income taxes	49,120	42,638
Accrued other taxes	12,547	8,255
Accrued warranty	10,565	11,051
Accrued litigation	4,652	20,747
Other current liabilities	52,116	40,887

Total current liabilities	492,990	378,521
Long-term liabilities:
Long-term debt	250,000	125,000
Long-term portion of post retirement benefits	30,980	28,863
Other long-term liabilities	7,770	8,000

Total long-term liabilities	288,750	161,863

Total liabilities	781,740	540,384
Commitments and contingencies (Notes 10, 12, 13, 15 and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at December 31, 2004 and 2003	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 141,367 and 136,708 shares issued (including treasury shares) at December 31, 2004 and 2003, respectively	1,414	1,367
Additional paid-in capital	366,224	289,046
Retained earnings	902,582	678,529
Treasury stock, at cost, 21,532 and 16,017 shares at December 31, 2004 and 2003, respectively	(655,161)	(423,874)
Deferred compensation	(157)	—
Accumulated other comprehensive income	63,784	45,409

Total stockholders’ equity	678,686	590,477

Total liabilities and stockholders’ equity	$1,460,426	$1,130,861

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Product sales	$806,801	$723,151	$697,266
Service sales	297,735	235,054	192,701

Total net sales	1,104,536	958,205	889,967
Cost of product sales	307,627	285,752	273,166
Cost of service sales	147,180	112,096	100,302

Total cost of sales	454,807	397,848	373,468

Gross profit	649,729	560,357	516,499
Selling and administrative expenses	300,150	264,252	246,816
Research and development expenses	65,241	59,242	51,923
Purchased intangibles amortization	4,814	4,242	3,600
Litigation settlement and provisions (Notes 12 and 13)	(9,277)	1,500	7,900
Loss on sale of business (Note 8)	—	5,031	—
Impairment of long-lived intangible asset (Notes 5 and 9)	3,997	—	2,445
Restructuring and other charges, net (Note 14)	(54)	918	7,404
Expensed in-process research and development (Note 7)	—	6,000	—

Operating income	284,858	219,172	196,411
Other expense, net (Note 5)	(1,014)	(250)	(5,997)
Interest expense	(10,074)	(2,367)	(2,480)
Interest income	11,901	7,131	7,477

Income from operations before income taxes	285,671	223,686	195,411
Provision for income taxes	61,618	52,795	43,193

Income before cumulative effect of changes in accounting principles	224,053	170,891	152,218
Cumulative effect of changes in accounting principles, net of tax of $1,345 for 2002 (Note 2)	—	—	(4,506)

Net income	$224,053	$170,891	$147,712

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share	$1.87	$1.39	$1.17
Cumulative effect of changes in accounting principles	—	—	(0.03)
Net income per basic common share	$1.87	$1.39	$1.13
Weighted average number of basic common shares	119,640	123,189	130,489

Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share	$1.82	$1.34	$1.12
Cumulative effect of changes in accounting principles	—	—	(0.03)
Net income per diluted common share	$1.82	$1.34	$1.09
Weighted average number of diluted common shares and equivalents	123,069	127,579	135,762

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$224,053	$170,891	$147,712
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for patent related costs	—	—	4,506
Loss on sale of business	—	5,031	—
Provisions (recoveries) for doubtful accounts on accounts receivable	1,332	(188)	749
Expensed in process research and development	—	6,000	—
Provisions on inventory	7,349	8,848	2,646
Impairment of investments and other assets	5,011	250	16,121
Deferred income taxes	1,468	(5,926)	(756)
Depreciation	22,075	21,983	26,044
Amortization of intangibles	19,851	11,865	11,150
Tax benefit related to stock option plans	32,012	17,582	7,033
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(36,453)	11,973	(2,019)
Increase in inventories	(11,575)	(4,302)	(4,575)
(Increase) decrease in other current assets	(7,344)	(3,199)	383
Decrease (increase) in other assets	3,716	501	(5,791)
Increase (decrease) in accounts payable and other current liabilities	12,203	(30,005)	5,163
Increase (decrease) in deferred revenue and customer advances	1,526	3,277	(727)
(Decrease) increase in accrued litigation	(16,095)	(60,120)	5,830
Increase in other liabilities	320	2,544	5,951

Net cash provided by operating activities	259,449	157,005	219,420
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(66,236)	(34,586)	(37,965)
Business acquisitions, net of cash acquired	(42,369)	(35,204)	(5,851)
Investments in unaffliated companies	—	—	(14,500)
Proceeds from sale of business	—	1,183	—
Decrease (increase) in restricted cash	—	49,944	(49,944)

Net cash used in investing activities	(108,605)	(18,663)	(108,260)

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from financing activities:
Net borrowings on bank revolvers	199,304	238,823	1,751
Proceeds from the debt refinancing	445,000	125,000	—
Payments on debt refinancing	(433,950)	(125,000)	—
Payments of debt issuance costs	(1,578)	(436)	(827)
Proceeds from stock plans	44,982	27,824	11,276
Purchase of treasury shares	(231,287)	(324,578)	(99,296)
Payments of debt swaps and other derivatives contracts	(964)	(5,273)	(1,423)

Net cash provided by (used in) financing activities	21,507	(63,640)	(88,519)
Effect of exchange rate changes on cash and cash equivalents	9,945	18,767	13,873

Increase in cash and cash equivalents	182,296	93,469	36,514
Cash and cash equivalents at beginning of period	356,781	263,312	226,798

Cash and cash equivalents at end of period	$539,077	$356,781	$263,312

Supplemental cash flow information:
Income taxes paid	$28,574	$39,353	$35,878
Interest paid	$9,676	$3,457	$491
The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Number of		Additional				Other	Total	Statement of
	Common	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income

	(In thousands)
Balance December 31, 2001	130,918	$1,309	$232,907	$—	$359,926	$—	$(12,397)	$581,745
Comprehensive income, net of tax:
Net income	—	—	—	—	147,712	—	—	147,712	$147,712
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	26,489	26,489	26,489
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax		—	—	—	—	—	(495)	(495)	(495)
Minimum pension liability adjustment	—	—	—	—	—	—	(9,189)	(9,189)	(9,189)
Unrealized gains (losses) on investments, net		—	—	—	—	—	35	35	35

Other comprehensive income	—	—	—	—	—	—	16,840	16,840	16,840

Comprehensive income									$164,552

Issuance of common stock for Employee Stock Purchase Plan	88	1	2,318	—	—	—	—	2,319
Stock options exercised	1,176	12	8,945	—	—	—	—	8,957
Tax benefit related to stock option plans	—	—	7,033	—	—	—	—	7,033
Treasury stock	—	—	—	—	—	(99,296)	—	(99,296)

Balance December 31, 2002	132,182	$1,322	$251,203	$—	$507,638	$(99,296)	$4,443	$665,310

Comprehensive income, net of tax:
Net income	—	—	—	—	170,891	—	—	170,891	$170,891
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	40,443	40,443	40,443
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax		—	—	—	—	—	(1,121)	(1,121)	(1,121)
Minimum pension liability adjustment	—	—	—	—	—	—	116	116	116
Unrealized gains (losses) on investments, net		—	—	—	—	—	1,528	1,528	1,528

Other comprehensive income	—	—	—	—	—	—	40,966	40,966	40,966

Comprehensive income									$211,857

Issuance of common stock for Employee Stock Purchase Plan	95	1	2,196	—	—	—	—	2,197
Stock options exercised	4,431	44	25,583	—	—	—	—	25,627
Tax benefit related to stock option plans	—	—	17,582	—	—	—	—	17,582
Valuation allowance related to stock option deferred tax asset	—	—	(7,518)	—	—	—	—	(7,518)
Treasury stock	—	—	—	—	—	(324,578)	—	(324,578)

Balance December 31, 2003	136,708	$1,367	$289,046	$—	$678,529	$(423,874)	$45,409	$590,477

Comprehensive income, net of tax:
Net income	—	—	—	—	224,053	—	—	224,053	$224,053
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	24,059	24,059	24,059
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(5,987)	(5,987)	(5,987)
Minimum pension liability adjustment	—	—	—	—	—	—	427	427	427
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(124)	(124)	(124)

Other comprehensive income	—	—	—	—	—	—	18,375	18,375	18,375

Comprehensive income									$242,428

Issuance of common stock for Employee Stock Purchase Plan	67	1	2,172	—	—	—	—	2,173
Stock options exercised	4,585	46	42,763	—	—	—	—	42,809
Tax benefit related to stock option plans	—	—	32,012	—	—	—	—	32,012
Treasury stock	—	—	—	—	—	(231,287)	—	(231,287)
Issuance of restricted common stock	7	—	231	(157)	—	—	—	74

Balance December 31, 2004	141,367	$1,414	$366,224	$(157)	$902,582	$(655,161)	$63,784	$678,686

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1	Description of Business, Organization and Basis of Presentation
Waters Corporation, (“Waters” or the “Company”) an analytical instrument manufacturer, designs, manufactures sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) together with HPLC, herein referred to as (“LC”) and mass spectrometry (“MS”) instrument systems and associated service and support products including chromatography columns and other “consumable” products. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. Liquid chromatography (LC or UPLC) is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. As a result of the acquisitions of Creon Lab Control AG (“Creon”) in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. In the third quarter of fiscal year 2003, the Company completed the integration of the LC and MS worldwide sales, service and support organizations. Accordingly, the Micromass operating segment (“Micromass”) has been integrated into the Waters operating segment. As discussed in Note 20 to the consolidated financial statements, the Company has two operating segments, Waters Division and TA, which have been aggregated into one reporting segment for financial statement purposes.

2	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Waters evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, pension obligations, contingencies and litigation. Waters bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
Risks and Uncertainties
The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, fluctuations in foreign currency exchange rates, and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.
Reclassifications
Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares. All material inter-company balances and transactions have been eliminated.
Translation of Foreign Currencies
For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 64% in 2004, 63% in 2003 and 59% in 2002. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.
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
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 53% in 2004, 53% in 2003 and 54% in 2002. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2004, 2003 and 2002. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical write-off experience. The allowance for doubtful accounts is reviewed on a monthly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — thirty years, building improvements — seven to thirty years, leasehold improvements — the shorter of the economic useful life or life of lease, and production and other equipment -two to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the statement of operations. There were no material gains or losses from retirement or sale of assets in 2004, 2003 and 2002.
Goodwill and Other Intangible Assets
The Company tests for goodwill impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for its reporting units. Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using a discounted cash flows technique which includes certain management assumptions such as estimated future cash flows, estimated growth rates and discount rates.
      The Company’s intangible assets include purchased technology, capitalized software development costs, costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses, and debt issuance costs. Purchased intangibles are recorded at their fair market values as of the acquisition date and amortized over their estimated useful lives ranging from two to fifteen years. Other intangibles are amortized over a period ranging from three to thirteen years. Debt issuance costs are amortized over the life of the related debt.
Software Development Costs
The Company capitalizes software development costs for products offered for sale in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to four years (Note 9).
      The Company capitalizes internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized internal software development costs are amortized over the period of economic benefit which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximates a straight-line basis over ten years. At December 31, 2004 and 2003, capitalized internal software included in property, plant and equipment totaled $2.7 million and $1.7 million net of accumulated amortization of $2.5 million and $2.1 million, respectively.
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
      Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2004 and 2003 are included in other assets.
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
Fair Values of Financial Instruments
Fair values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate cost.
Stockholders’ Equity
On August 9, 2002, the Board of Directors approved the adoption of a stock purchase rights plan where a dividend of one fractional preferred share purchase right (a “Right”) was declared for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on August 27, 2002 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the years ended December 31, 2004 and 2003, the Company purchased 4,270 shares of its common stock for $175.0 million and 7,540 shares of its common stock for $224.0 million, respectively. At December 31, 2003, the Company had borrowings outstanding under its credit facility of $236.5 million principally to finance share repurchases. The total shares purchased under this program were 11,810, effectively completing its $400.0 million stock buyback program.
      On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. During the year ended December 31, 2004, the Company purchased 1,246 shares of its common stock for $56.3 million. At December 31, 2004, the Company had borrowings outstanding under its credit facility of $440.0 million principally to finance share repurchases.
      In the aggregate, the Company has repurchased 5,516 shares of its common stock for $231.3 million during the year ended December 31, 2004. The Company believes that the current share repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding number of shares through open market purchases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.
      The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt.
      During the first quarter of 2004, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $125.0 million, to hedge floating rate debt related to the term loan tranche of its outstanding debt, with a maturity date of 21 months. The Company subsequently closed out the swap in the second quarter of 2004, with a realized gain of $1.6 million. The total pre-tax amount of the gain that was re-classified to earnings in 2004 was $0.7 million. The remaining $0.9 million will be re-classified to earnings in 2005 over the original term of the interest rate swap. As of December 31, 2004, the Company had no outstanding cash flow hedges.
Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 31% of its sales denominated in Euros, 11% in Yen and smaller sales exposures in other currencies. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.
      During 2004, the Company hedged its net investment in Yen foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $25.0 million to approximately $37.0 million. At December 31, 2004 and 2003, the notional amounts of outstanding contracts were approximately $37.0 million and $25.0 million, respectively. For the year ended December 31, 2004, the Company recorded cumulative net pre-tax losses of $2.4 million in accumulated other comprehensive income, which consisted of realized losses of $1.6 million relating to closed cross-currency interest rate swap agreements and unrealized losses of $0.8 million relating to the Japanese Yen cross-currency interest rate swap agreements. For the year ended December 31, 2003, the Company recorded cumulative net pre-tax gains of $1.6 million in accumulated other comprehensive income, which consisted of realized gains of $1.3 million and unrealized gains of $0.3 million. For the year ended December 31, 2002, the Company recorded cumulative net pre-tax losses of $1.0 million in accumulated other comprehensive income, which consisted of realized losses of $1.4 million and unrealized gains of $0.4 million.
      During 2004, the Company hedged its net investment in British pound foreign affiliates with forward foreign exchange contracts in British pounds. For the year ended December 31, 2004, the Company recorded a cumulative net pre-tax gain of $0.7 million in accumulated other comprehensive income, which consisted of realized gains of $0.5 million related to closed forward agreements and unrealized gains of $0.2 million related to the British pound forward agreements. As of December 31, 2004, the Company had forward foreign exchange contracts in British pounds with a notional amount of approximately 45.0 million British pounds outstanding. For the year ended December 31, 2003, the Company recorded realized losses of $3.3 million in accumulated other comprehensive income relating to forward foreign exchange contracts in British pounds that were entered into and closed in 2003. As of December 31, 2003, the Company had no open forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign exchange contracts in British pounds. For the year ended December 31, 2002, the Company recorded unrealized gains of $0.3 million in accumulated other comprehensive income relating to forward foreign exchange contracts in British pounds.
      During 2004, the Company hedged its net investment in British pound foreign affiliates with range forward agreements in British pounds. Under the terms of the agreement, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. For the year ended December 31, 2004, the Company recorded a realized cumulative net pre-tax loss of $8.6 million to accumulated other comprehensive income, related to the closed range forward agreements. As of December 31, 2004, the Company had no open range forward agreements in British pounds.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statement of operations. At December 31, 2004 and December 31, 2003, the Company held forward foreign exchange contracts with notional amounts totaling approximately $62.9 million and $32.0 million, respectively.
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
      The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based on several factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.
      The Company recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company generally structures its sales arrangements as FOB shipping point or international equivalent and accordingly, recognizes revenue upon shipment. In some cases, FOB destination based shipping terms are included in sales arrangements in which cases revenue is recognized when the products arrive at the customer site.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company assists customers in obtaining financing with an independent third-party leasing company with respect to certain product sales. Revenue is generally recognized upon product shipment under these arrangements. The Company receives payment from the leasing company shortly after shipment, provided delivery and credit documentation meets contractual criteria. The customer is obligated to pay the leasing company but the Company retains some credit risk if the customer is unable to pay. Accordingly, the Company reduces revenue equal to pre-established loss-pool criteria, including contracts with recourse. The Company’s credit risk is significantly reduced through loss-pool limitations and re-marketing rights in the event of a default.
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
      The following is a rollforward of the Company’s accrued warranty liability for the year ended December 31, 2004 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	warranties	made	End of Period

Accrued warranty liability:
2004	$11,051	$19,915	$(20,401)	$10,565
2003	$9,562	$15,611	$(14,122)	$11,051
Advertising Costs
All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2004, 2003 and 2002 were $6.4 million, $7.5 million and $8.3 million, respectively.
Research and Development Expenses
Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.
Expensed In-Process Research and Developments Expenses
Costs to acquire in-process research and development (“IPR&D”) projects and technologies, which have not reached technological feasibility at the date of acquisition and have no alternative future use, are expensed as incurred (Note 7).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock based compensation awards are granted at the current fair value of the Company’s common stock as of the date of the award.
      The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the Company’s five stock-based compensation plans.

Compensation Expense — Fair Value Method
(in thousands, except per share data)	2004	2003	2002

Net income, as reported December 31	$224,053	$170,891	$147,712
Deduct: total stock-based employee compensation expense, net of related tax effects	(39,437)	(25,999)	(25,222)

Pro forma net income	$184,616	$144,892	$122,490

Net income per share:
Basic — as reported	$1.87	$1.39	$1.13
Basic — pro forma	$1.54	$1.18	$0.94
Diluted — as reported	$1.82	$1.34	$1.09
Diluted — pro forma	$1.50	$1.14	$0.90
      The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model. Relevant data are described below (options issued are in thousands):

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2004	2003	2002

Options issued	1,975	2,104	1,602
Risk-free interest rate	3.8	4.1	3.3
Expected life in years	5.5	7.5	7.5
Expected volatility	.552	.541	.561
Expected dividends	0	0	0
      In 2004, the Company modified the expected life of stock options granted to 5.5 years based on a review of the historical activity of stock options exercised.

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant	2004	2003	2002

Exercise price	$46.79	$31.60	$21.74
Fair value	$25.10	$20.13	$13.28
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which requires the expensing of unvested stock options. SFAS 123R is effective as of the third fiscal quarter of 2005. Assuming SFAS 123R is adopted as expected beginning July 1, 2005, pre-tax compensation expense recognized in the 2005 financial statements is expected to approximate $14.5 million (unaudited).
      On December 31, 2004, the Company approved an amendment to accelerate the vesting of approximately 238 thousand unvested stock options granted between December 2000 and February 2001 to certain employees of the Company. These options had an exercise price significantly greater than the market value of the Company’s stock at that time. Each stock option was scheduled to vest primarily in 2005, but became fully vested and exercisable on December 31, 2004. The exercise price and number of shares underlying each affected stock option were unchanged. The acceleration of these options was primarily done as a result of the issuance of SFAS 123R which, under the modified prospective method, requires the expensing of unvested stock options in the first interim or annual reporting period that begins after June 15, 2005. As a result of this acceleration, the Company would not be required to recognize share-based compensation, net of related tax effects, of $4.1 million (unaudited) in the second half of 2005, based on valuation calculations using the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Black-Scholes methodology. Total 2004 stock-based compensation expense, net of related tax effects, is $39.4 million including approximately $11.4 million of expense, net of related tax effects, as a result of the acceleration of the 238 thousand unvested stock options on December 31, 2004.
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
Recent Accounting Standards Changes
In December 2004, the FASB issued SFAS 123R, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The standard is effective for public companies for interim periods beginning after June 15, 2005. The final standard allows alternative methods for determining fair value. At the present time, the Company has not yet determined which valuation method it will use; however, under the Black-Scholes valuation model, it is estimated that the pre-tax compensation expense recorded in the consolidated statements of operations for the second half of 2005 would be approximately $14.5 million (unaudited).
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends Accounting Principles Board Opinion No. 29. This standard requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. At the present time, the Company does not believe that adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At the present time, the Company is evaluating SFAS 151 but does not believe that it will have a material effect on its financial position, results of operations or cash flows.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide on whether, and to what

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine that it plans to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million (unaudited) in qualified foreign earnings. If the maximum was repatriated, the Company estimates an increase in the income tax provision of between $20.0 million (unaudited) and $45.0 million (unaudited) depending on the final technical clarifications.

3	Inventories
Inventories are classified as follows (in thousands):

	December 31,

	2004	2003

Raw materials	$51,777	$41,768
Work in progress	14,125	14,031
Finished goods	73,998	73,011

Total inventories	$139,900	$128,810

4	Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Land and land improvements	$7,877	$5,633
Buildings and leasehold improvements	88,834	59,167
Production and other equipment	181,800	168,394
Construction in progress	8,859	6,372

Total property, plant and equipment	287,370	239,566
Less: accumulated depreciation and amortization	(151,462)	(131,404)

Property, plant and equipment, net	$135,908	$108,162

5	Business Investments
In November 2000 and February 2002, the Company made minority equity investments in GeneProttm, Inc. (“GeneProt”), a privately held company, of $3.6 million and $10.0 million, respectively. The investment in GeneProt is accounted for under the cost method of accounting. To the Company’s knowledge, due to changes in GeneProt’s ability to generate enough commercial interest to expand its business in the U.S. market, the Company recorded pre-tax charges of $1.0 million and $12.6 million to other income (expense) in the consolidated statements of operations during the years ended December, 31, 2004 and 2002, respectively, for an other-than-temporary impairment of its investment in GeneProt. The investment in GeneProt is zero at December 31, 2004 and approximately $1.0 million at December 31, 2003, and is included in other assets. In connection with GeneProt’s canceled order of up to $20.0 million of mass spectrometry equipment, related systems and services, the Company received approximately $7.7 million from GeneProt as a cancellation fee, which is recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2002.
      In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”), a publicly traded company, to develop and commercialize genetic variance reagent kits for use in the clinical

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development of pharmaceutical products. Variagenics was considered a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership and $3.0 million for a license to manufacture and sell reagents. The investment in Variagenics is included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). During 2002, the Company recorded a $1.0 million charge to other income (expense), in the consolidated statements of operations, for an other than temporary impairment of the equity investment and warrants resulting from Variagenics public stock price declines. In the fourth quarter of 2002, the license with Variagenics described above was deemed fully impaired as the technology collaboration program ceased, and the Company abandoned the technology and the Company recorded a $2.4 million charge to impairment of long-lived intangible asset in the consolidated statements of operations. On January 31, 2003 Variagenics was merged with Hyseq Pharmaceuticals and is now named Nuvelo, Inc. (“Nuvelo”). The carrying amount, which approximates market value, of the investment was approximately $3.0 million and $3.2 million at December 31, 2004 and 2003, respectively.
      Other minority equity investments made during 2003 were $1.8 million. Excluding the effects of currency, sales to these entities during 2004 and 2003 were approximately $0.9 million and $1.4 million, respectively.
      During 2003, the Company recorded a $0.3 million charge to other income (expense) in the consolidated statements of operations for the impairment of certain other equity investments.

6	Acquisitions
NuGenesis:
In February 2004, the Company acquired all of the capital stock of NuGenesis Technologies Corporation (“NuGenesis”), a company headquartered in Westborough, Massachusetts, for approximately $42.9 million in cash. NuGenesis develops and markets the NuGenesis Scientific Data Management System (“SDMS”).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      In connection with the NuGenesis purchase price allocation, deferred tax liabilities were established for the amortization of intangible assets for book purposes that were not deductible for tax purposes in the U.S. In the third quarter of 2004, the Company transferred the NuGenesis intangible assets to a foreign wholly-owned subsidiary, where the Company expects to deduct the amortization of the intangible assets for book and tax purposes. As a result, deferred tax liabilities and goodwill were reduced by $4.6 million during the year ended December 31, 2004.
      The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.3 million has been utilized and $0.7 million has been reversed as of December 31, 2004. The reversal was due to a change in management’s plan to continue use of a facility lease assumed as part of the acquisition until the end of its term in June 2005.
      The following is a rollforward of the NuGenesis acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

				Balance
				December 31,
	Amounts	Utilization	Reversals	2004

Facility related costs	$660	—	(660)	$—
Other	400	(339)	—	61

Total	$1,060	$(339)	$(660)	$61

Creon:
Effective July 1, 2003, the Company acquired all of the capital stock of Creon, a Company headquartered in Cologne, Germany, for approximately $16.3 million in cash. Creon specializes in Laboratory Information Management Software (“LIMS”) solutions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Rheometrics:
On January 15, 2003, the Company acquired the worldwide rheometry business of Rheometrics for approximately $16.5 million in cash. This transaction was accounted for under the purchase method of accounting and the results of operations of Rheometrics have been included in the consolidated results of the Company from the acquisition date. This business has been integrated into existing worldwide TA operations. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $5.5 million of the purchase price to intangible assets comprised of customer lists, trademarks and other purchased intangibles. The excess purchase price of $15.0 million after this allocation has been accounted for as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, all of whom were terminated as of December 31, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of December 31, 2004.
      The following is a rollforward of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

	Balance			Balance
	December 31,			December 31,
	2003	Amounts	Utilization	2004

Severance	$57	$—	$(57)	$—
Relocation	295	—	(222)	73
Supplier and contract terminations	67	—	(32)	35
Facility related costs	206	—	(53)	153
Other	8	—	(8)	—

Total	$633	$—	$(372)	$261

Other:
During the year ended December 31, 2004, the Company acquired various tangible and intangible assets of certain Asian distributors totaling approximately $1.4 million. In 2003, the Company made similar acquisitions in Asia and Ireland totaling approximately $5.4 million.
      During 2002, the Company made business acquisitions totaling $5.9 million. The business acquisitions were accounted for under the purchase method of accounting and the results of operations of the acquired companies have been included in the consolidated results of the Company from the acquisition date. The purchase prices of the acquisitions have been allocated to tangible and intangible assets and any assumed liabilities based on respective fair market values. Any excess purchase price after this allocation has been accounted for as goodwill. With respect to the 2002 acquisitions, the Company allocated approximately $2.6 million of the purchase price to customer contracts and non-compete covenants. Fixed assets and intangible assets are being amortized over their expected useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents the pro forma results of the ongoing operations for Waters, NuGenesis and Creon as though the acquisitions of NuGenesis and Creon had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma results exclude expensed in-process research and development. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Net revenues	$1,105,852	$984,080	$919,000
Income before cumulative effect of changes in accounting principles	221,188	173,918	146,525
Net income	221,188	173,918	142,019
Income per basic common share (excluding expensed in-process research and development charge):
Income before cumulative effect of changes in accounting principles	$1.85	$1.41	$1.12
Net income	$1.85	$1.41	$1.09
Income per diluted common share (excluding expensed in-process research and development charge):
Income before cumulative effect of changes in accounting principles	$1.80	$1.36	$1.08
Net income	$1.80	$1.36	$1.05
      The pro forma effects of the Rheometrics and other acquisitions are immaterial.
7     Expensed In-Process Research and Development
In connection with the acquisition of Creon, the Company wrote off the fair value of purchased IPR&D of various projects for the development of new products and technologies in the amount of $6.0 million. The amount was determined by identifying research projects for which technological feasibility had not been established and had no alternative future uses. As of the acquisition date, there were four projects that met the above criteria. The significant IPR&D projects identified consist of the eLab Notebook and the automatic LC-MS dereplication system. The IPR&D charges associated with these projects were $4.5 million and $0.8 million, respectively.
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
      Future residual cash flows that could be generated from each of the projects were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 55% to 60% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $6.0 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of December 31, 2004, the IPR&D automatic LC-MS dereplication system project still had not reached technological feasibility. The expected remaining cost to complete this project is not considered material to the Company and there are currently no expected material variations between projected results from the projects versus those at the time of the acquisition. The Company expects the project to be completed within the next twelve months.
8     Divestiture of Business
On March 26, 2003, the Company sold the net assets of its mass spectrometry inorganic product line for approximately $1.2 million in cash and the balance in notes receivable. Assets sold included inventory and certain accounts receivable, and liabilities assumed by the acquirer consisted of deferred service revenue and advance payment obligations, and warranty and installation obligations. The Company recorded a loss on disposal of approximately $5.0 million, including severance costs of approximately $0.3 million. This business generated sales of approximately $14.0 million per year with no significant effects to earnings per share results.
9     Goodwill and Other Intangibles
The carrying amount of goodwill was $228.5 million and $197.4 million at December 31, 2004 and 2003, respectively. The increase of $31.1 million is attributable to the Company’s acquisitions (Note 6) during the period of approximately $28.3 million, including certain adjustments made in the third quarter of 2004, and currency translation adjustments of approximately $2.8 million.
      The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2004			December 31, 2003

			Weighted-Average			Weighted-Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$64,814	$22,812	11 years	$54,676	$25,532	11 years
Capitalized software	66,186	35,384	3 years	53,879	26,215	3 years
Licenses	9,500	4,122	10 years	12,965	2,546	10 years
Patents and other intangibles	9,829	2,762	8 years	6,737	1,800	8 years

Total	$150,329	$65,080	7 years	$128,257	$56,093	7 years

      During the year ended December 31, 2004, the Company acquired approximately $16.1 million of purchased intangibles as a result of the NuGenesis acquisition (Note 6) and other various customer lists and distributor rights, mostly in Asia. In addition, foreign currency translation increased intangible assets by approximately $1.9 million in 2004.
      During the year ended December 31, 2004, the Company retired approximately $7.9 million in fully amortized purchased intangibles and $2.8 million in fully amortized capitalized software related to thermal analysis technology no longer in use. During 2004, the Company recorded a $4.0 million charge to operating income in the consolidated statement of operations for the impairment of a license with Sandia National Laboratories. There was no such charge in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, amortization expense for intangible assets was $19.9 million, $11.9 million and $11.2 million, respectively. Amortization expense for intangible assets is estimated to be approximately $20.0 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $0.2 million in 2004 due to the effect of foreign currency translation.
10     Debt
In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provided for a $250.0 million term loan facility, a $300.0 million revolving facility (“US Tranche”), which includes both a letter of credit and a swingline subfacility, and a $150.0 million revolving facility (“European Tranche”). The Company may, on a single occasion, request of the lender group that commitments for the US Tranche or European Tranche be increased up to an additional $100.0 million. Existing lenders are not obligated to increase commitments, and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on December 15, 2009, and require no scheduled prepayments before that date.
      On December 15, 2004, the Company borrowed $250.0 million under the term loan facility and $195.0 million under the US Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowing for the primary purpose of repaying outstanding amounts under the Prior Credit Agreement (defined below). The Company terminated such agreement early without penalty. The terminated credit agreement consisted of a term loan tranche of $125.0 million and a revolving tranche of $250.0 million. The terminated credit agreement was unsecured in nature.
      The interest rates applicable to term loan and revolving loans under the new credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 29.5 basis points and 80.0 basis points. The Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.5:1, and a leverage ratio test of not more than 3:1, for any period of four consecutive fiscal quarters, respectively. The minimum interest coverage ratio on the Prior Credit Agreement was 5:1 and the maximum leverage ratio test was 2.5:1. In addition, the Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the Prior Credit Agreement. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, similar in nature to those in the terminated credit agreement.
      In February 2002, the Company entered into an agreement (“Prior Credit Agreement”) that provided for a $250.0 million line of credit, unsecured in nature and an expiration date in February 2007. Loans under the Prior Credit Agreement bore interest for each calendar quarter at an annual rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate.
      In December 2003, the Company amended its existing $250.0 million Prior Credit Agreement (“Amended Credit Agreement”) dated February 2002 by closing on a $125.0 million Add-On Term Loan Facility (“Term Loan”). Proceeds from the Term Loan were used to repay borrowings under the Prior Credit Agreement, repurchase stock and for general corporate purposes and was classified as long-term debt at December 31, 2003. The applicable interest changed from being based on the ratio of debt to total capitalization to debt to EBITDA. Loans under the Amended Credit Agreement bore interest for each quarter at a floating rate equal to, at the Company’s option, 1) the applicable LIBOR rate plus a varying margin between 0.60% and 1.50% or 2) prime rate.
      At December 31, 2004, the Company had aggregate borrowings under the Credit Agreement of $440.0 million and an amount available to borrow of $256.8 million, after outstanding letters of credit. At December 31, 2004, the $250.0 million term loan was fully drawn and classified as long-term debt. At December 31, 2003, the Company had aggregate borrowings under the Amended Credit Agreement of $100.0 million and an amount available to borrow of $147.7 million, after outstanding letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $95.7 million at December 31, 2004 and $96.0 million at December 31, 2003. At December 31, 2004 and 2003, related short-term borrowings were $16.7 million at a weighted average interest rate of 2.45% and $21.3 million at a weighted average interest rate of 2.11%, respectively.

11	Income Taxes
Income tax data for the years ended December 31, 2004, 2003 and 2002 follow in the tables below (in thousands):

	Year Ended December 31,

	2004	2003	2002

The components of income from operations before income taxes were as follows:
Domestic	$83,573	$55,580	$17,604
Foreign	202,098	168,106	177,807

Total	$285,671	$223,686	$195,411

The components of the current and deferred income tax provision from operations were as follows:
Current	$58,674	$46,008	$46,527
Deferred	2,944	6,787	(3,334)

Total	$61,618	$52,795	$43,193

The components of the provision for income taxes from operations were as follows:
Federal	$28,262	$20,077	$4,413
State	4,061	2,066	1,379
Foreign	29,295	30,652	37,401

Total	$61,618	$52,795	$43,193

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$99,985	$78,290	$68,394
Extraterritorial income exclusion	(3,061)	(2,665)	(2,275)
State income tax, net of federal income tax benefit	2,640	1,343	896
Net effect of foreign operations	(37,875)	(23,811)	(23,885)
Other, net	(71)	(362)	63

Provision for income taxes	$61,618	$52,795	$43,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

The tax effects of temporary differences and carryforwards which gave rise to deferred tax assets and deferred tax (liabilities) were as follows:
Deferred tax assets:
Net operating losses and credits	$136,313	$111,020
Amortization	6,357	9,022
Deferred compensation	9,193	7,844
Revaluation of equity investments	10,390	8,135
Inventory	2,735	2,620
Accrued liabilities and reserves	5,887	4,575
Interest	5,161	—
Other	7,337	4,728

	183,373	147,944
Valuation allowance	(167,501)	(128,280)

Deferred tax asset, net of valuation allowance	15,872	19,664
Deferred tax liabilities:
Depreciation and capitalized software	(8,469)	(12,022)
Amortization	(1,625)	(1,816)
Indefinite lived intangibles	(8,766)	(7,518)
Other	(3,283)	(3,111)

	(22,143)	(24,467)

Net deferred tax (liabilities) assets	$(6,271)	$(4,803)

      The income tax benefits associated with nonqualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $32.0 million, $17.6 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The deferred tax benefit of net operating losses and credits is broken out as follows: $73.0 million ($197.3 million pre-tax) in U.S. operating loss carryforwards that begin to expire in 2020; $48.4 million in foreign tax credits, which begin to expire in 2009; $5.6 million in research and development credits that begin to expire in 2009; $1.6 million in alternative minimum income tax credits with no expiration date; and $7.7 million ($26.7 million pre-tax) in foreign net operating losses with expiration dates ranging from 2005 to unlimited. The Company believes that it is more likely than not that the U.S. deferred tax benefit of $154.9 million will not be realized, therefore, a valuation allowance has reduced to zero all the deferred tax benefit relating to U.S. income. In addition, the Company has provided a full valuation allowance of $12.6 million against certain foreign net operating losses and deferred interest. The deferred tax liabilities relate primarily to the U.S. To the extent that the deferred tax assets relate to stock option deductions, the resultant benefits, if and when realized, will be credited to stockholders’ equity.
      Net deferred tax assets included in other current assets totaled $4.1 million and $4.5 million at December 31, 2004 and 2003, respectively. Net deferred tax liabilities included in other current liabilities totaled $10.4 million and $9.3 million at December 31, 2004 and 2003, respectively.
      The Company’s effective tax rate for the years ended December 31, 2004, 2003 and 2002 were 21.6%, 23.6% and 22.1%, respectively. The Company’s effective tax rate benefited primarily from the preferential tax rate of 10% afforded its Irish operations. The Irish rate will increase to 12.5% in 2011. The effect of the Irish operation is a benefit of approximately $42.9 million or $0.35 per diluted share for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, there were unremitted earnings of foreign subsidiaries of approximately $806.5 million. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest the earnings outside the U.S.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine that it plans to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million (unaudited) in qualified foreign earnings. If the maximum was repatriated, the Company estimates an increase in the income tax provision of between $20.0 million (unaudited) and $45.0 million (unaudited) depending on the final technical clarifications.

12	Patent Litigation
Applera Corporation:
PE Corporation (since renamed Applera Corporation), MDS, Inc. and Applied Biosystems/ MDS Sciex (“the Plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware (the “Court”) on February 18, 2000. The Plaintiffs alleged that the Quattro Ultima triple quadrupole mass spectrometer infringes U.S. Patent No. 4,963,736 (“the patent”). The patent is owned by MDS, Inc. and licensed to a joint venture with Applied Biosystems/ MDS Sciex Instruments.
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
      In March 2003, the Court’s decision was affirmed on appeal. In April 2003, the Company paid total damages and interest of approximately $53.7 million to the Plaintiffs. These instruments are manufactured in the United Kingdom and shipments to the rest of the world outside the United States were not subject to this litigation. Similar claims were asserted against the Company by the Plaintiffs in Japan and Canada. Also, in 2003, the Company reversed approximately $0.9 million of interest as a one-time credit to interest expense.
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
      On October 31, 2003, MDS, Inc. and Applied Biosystems/ MDS Sciex Instruments filed a civil action against Micromass UK Limited, Waters Limited, wholly-owned subsidiaries of the Company, and the Company, in the High Court of Justice, Chancery Division, Patents Courts, UK. The case alleged that certain of the Company’s MS products infringe European Patent (UK) No. 0 373 835 (the “European Patent”). To the Company’s knowledge, the European Patent is owned by MDS, Inc. and licensed to a joint venture with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Applied Biosystems/ MDS Sciex Instruments. The Plaintiffs in this action were seeking an injunction against the Company to restrain it from infringing the European Patent and an unspecified award of damages.
      On March 2, 2004, the Company and MDS, Inc., through its Applied Biosystems/ MDS Sciex Instruments partnership, and Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been entered in the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.
      The Applera Settlement Agreement provides for the resolution of all patent infringement claims in the United States made by certain of the parties against the other and of international cases brought by MDS, Inc. and Applied Biosystems/ MDS Sciex Instruments against the Company with respect to alleged infringements of those parties’ patents at issue in the United Kingdom, Canada and Japan.
      In consideration of entering into the Applera Settlement Agreement and the Stipulations, the Company and MDS, Inc. and Applied Biosystems/ MDS Sciex Instruments have entered into royalty paying license agreements, cross licensing the use of the technology described in the parties’ respective patents at issue. In addition, the Company made a one-time payment to Applied Biosystems/ MDS Sciex Instruments of $18.1 million on March 11, 2004.
      The accrued patent litigation expenses in the consolidated balance sheets as of December 31, 2004 and December 31, 2003 were $0.1 million and $19.9 million, respectively. The accrued expense at December 31, 2004 represents the Company’s best estimate of remaining legal expenses necessary to conclude this litigation. The change in the liability from December 31, 2003 is attributed to the one-time payment of $18.1 million and payments of legal fees directly associated with these cases. There were no charges in the statements of operations for the year ended December 31, 2004 and 2003 related to these cases.
Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, the UK court ruled in the new action that the Company did not infringe the HP patents. HP has filed an appeal in that action and the damages trial scheduled for March 2005 has been postponed pending this appeal and rescheduled for November 2005. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. HP is seeking an appeal in that action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at December 31, 2004 was $4.5 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability through December 31, 2004 is attributable to a payment of initial deposits of potential damages of $3.2 million and payments of legal fees directly associated with the cases.

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
14     Restructuring and Other Charges

2004 Restructuring:
In January 2004, the Company initiated a small restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, all of whom had left the Company as of December 31, 2004. The provision of $2.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.
      The following is a rollforward of the Company’s 2004 restructuring liability (in thousands):

	Balance			Balance
	December 31,			December 31,
	2003	Charges	Utilization	2004

Severance	$—	$1,968	$(1,968)	$—
Other	—	115	(115)	—

Total	$—	$2,083	$(2,083)	$—

2002 Restructuring:
In July 2002, the Company took action to restructure and combine its field sales, service and distribution of its Micromass and LC operations. The objective of this integration is to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, of whom all had left the Company as of December 31, 2004. In addition, the Company originally committed to closing four sales and distribution facilities, two of which were closed by December 31, 2004.
      The Company recorded $2.6 million of charges for the year ended December 31, 2003 and $7.4 million for the year ended December 31, 2002, for restructuring and other directly related incremental charges relating to its integration of the worldwide LC and MS sales, service and support organizations. The charge for the year ended December 31, 2003 includes severance costs for 13 people, distributor termination costs and other directly related incremental costs of this integration effort. The charge for the year ended December 31, 2002 includes severance costs for 42 people, contract cancellation fees, non-cancelable lease obligations and other directly related incremental costs.
      During the year ended December 31, 2004, the Company reversed approximately $2.2 million in restructuring reserves, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated. During the year ended December 31, 2003, the Company reversed approximately $1.9 million in restructuring reserves, primarily attributable to facility closure and distributor termination costs being less than previously estimated and the retention of certain employees previously selected for termination. There were no such reversals in 2002.
      The following is a rollforward of the Company’s LC and MS integration restructuring liability (in thousands):

	Balance				Balance
	December 31,			Reserve	December 31,
	2003	Charges	Utilization	Reversals	2004

Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(10)	(158)	—

Total	$2,606	$28	$(477)	$(2,157)	$—

      The Company also recorded an unrelated restructuring provision of $0.1 million at its TA subsidiary for severance and other related costs in the year ended December 31, 2003. There were no such charges for the years ended December 31, 2004 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15     Other Commitments and Contingencies
Lease agreements, expiring at various dates through 2022, cover buildings, office equipment and automobiles. Rental expense was $19.7 million, $19.6 million and $13.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rents payable as of December 31, 2004 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2005	$17,520
2006	13,349
2007	10,529
2008	8,297
2009 and thereafter	35,410
      The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $1.1 million, $2.9 million and $5.4 million during the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum licenses payable under existing license agreements as of December 31, 2004 are $0.5 million for the year ended December 31, 2005, and are immaterial for the years ended December 31, 2006 and thereafter.
      From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Note 12, will not be material to the financial position or results of operations.
      The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to its current products, as well as claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and management accordingly believes the estimated fair value of these agreements is immaterial.

16	Stock Option and Purchase Plans
Stock Option Plans
On May 7, 1996, the Company’s shareholders approved the 1996 Long-Term Incentive Plan (“1996 Plan”), which provides for the granting of 4,000 shares of Common Stock, in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards. Under the 1996 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. On May 7, 2002 and May 12, 1998, the Company’s shareholders approved an additional 5,750 and 8,000 shares, respectively, of Common Stock for issuance under the 1996 Plan. The 1996 Plan is scheduled to terminate on May 7, 2006, unless extended for a period of up to five years by action of the Board of Directors. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On November 20, 2003, the Company’s shareholders approved the 2003 Equity Incentive Plan (“2003 Plan”). The 2003 Plan replaced the 1996 Plan, the Director Stock Option Plan and the 1994 Plan, under all of which 5,697 shares remained available for granting in the form of incentive or non-qualified stock options, SARs, restricted stock or other types of awards. Under the 2003 Plan the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock shall be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock shall have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. Except for stock options and restricted stock, no SARs or other types of awards were outstanding as of December 31, 2004.
      The following table details the weighted average remaining contractual life of options outstanding at December 31, 2004 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$ 1.02 to $ 2.00	22	$1.02	0.0 years	22	$1.02
$ 2.01 to $ 5.00	153	$2.62	0.6 years	153	$2.62
$ 5.01 to $10.00	364	$8.56	1.4 years	364	$8.56
$10.01 to $15.00	663	$10.69	2.9 years	663	$10.69
$15.01 to $20.00	861	$19.68	3.9 years	861	$19.68
$20.01 to $30.00	2,504	$22.32	6.7 years	1,546	$22.70
$30.01 to $40.00	3,573	$34.09	8.0 years	1,236	$35.11
$40.01 to $80.97	3,182	$56.72	8.3 years	1,239	$71.44

	11,322	$34.07	6.9 years	6,084	$31.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2001	17,196	$1.02 to $80.97	$18.98
Granted	1,602	$21.39 to $38.41	$21.74
Exercised	(1,176)	$1.02 to $23.06	$7.62
Canceled	(295)	$8.05 to $72.06	$38.37

Outstanding at December 31, 2002	17,327	$1.02 to $80.97	$19.68
Granted	2,104	$21.05 to $32.12	$31.60
Exercised	(4,431)	$1.02 to $23.06	$5.78
Canceled	(462)	$19.69 to $72.06	$41.69

Outstanding at December 31, 2003	14,538	$1.02 to $80.97	$24.93
Granted	1,975	$33.12 to $47.12	$46.79
Exercised	(4,585)	$2.38 to $36.25	$9.34
Canceled	(606)	$21.39 to $72.06	$43.39

Outstanding at December 31, 2004	11,322	$1.02 to $80.97	$34.07

      Options exercisable at December 31, 2004, 2003 and 2002 were 6,084, 9,080 and 11,950, respectively. The weighted average exercise prices of options exercisable at December 31, 2004, 2003 and 2002 were $31.98, $19.48 and $12.63, respectively.
      During 2004, the Company granted seven thousand shares of restricted stock. The restrictions on these shares lapse January 30, 2007. The Company has recorded $0.1 million of compensation expense during 2004 related to the restricted stock grant. The weighted-average grant date fair value on the grant date of the restricted stock was $33.12.
      Shares available for grant under the 2003 Plan at December 31, 2004 were 2,680.
      As described in Note 2, regarding stock-based compensation, the Company accelerated the vesting of approximately 238 thousand unvested stock options on December 31, 2004. This vesting acceleration has been reflected in the table above for number of shares exercisable.
Employee Stock Purchase Plan
On February 26, 1996, the Company adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s Common Stock. The plan makes available 1,000 shares of the Company’s Common Stock commencing October 1, 1996. As of December 31, 2004, approximately 610 shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. No compensation expense is recorded in connection with the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17     Earnings per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in accounting principle per basic common share	$224,053	119,640	$1.87

Effect of dilutive securities:
Options outstanding		2,192
Options exercised and cancellations		1,237

Income before cumulative effect of change in accounting principle per diluted common share	$224,053	123,069	$1.82

	Year Ended 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in accounting principle per basic common share	$170,891	123,189	$1.39

Effect of dilutive securities:
Options outstanding		2,993
Options exercised and cancellations		1,397

Income before cumulative effect of change in accounting principle per diluted common share	$170,891	127,579	$1.34

	Year Ended 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income before cumulative effect of change in accounting principle per basic common share	$152,218	130,489	$1.17

Effect of dilutive securities:
Options outstanding		5,042
Options exercised and cancellations		231

Income before cumulative effect of change in accounting principle per diluted common share	$152,218	135,762	$1.12

      For the years ended December 31, 2004, 2003 and 2002, the Company had 3,182, 5,512 and 3,802 stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18	Comprehensive Income
Comprehensive income details follow (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net income	$224,053	$170,891	$147,712
Foreign currency translation	24,059	40,443	26,489
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(9,211)	(1,724)	(762)
Income tax (benefit)	(3,224)	(603)	(267)

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	(5,987)	(1,121)	(495)

Net foreign currency adjustments	18,072	39,322	25,994
Minimum pension liability adjustment	427	116	(9,189)
Unrealized gains (losses) on investments before income taxes	(191)	2,351	54
Income tax (benefit)	(67)	823	19

Unrealized gains (losses) on investments, net of tax	(124)	1,528	35

Other comprehensive income	18,375	40,966	16,840

Comprehensive income	$242,428	$211,857	$164,552

      As described in Note 5 of these financial statements, the Company reclassified the unrealized loss on its investment in Variagenics, Inc. to other income (expense) in the consolidated statements of operations in 2002.

19	Retirement Plans
U.S. Retirement Plans
The Company has two retirement plans for U.S. employees: the Waters Employee Investment Plan, a defined contribution plan, and the Waters Retirement Plan, a defined benefit cash balance plan.
      U.S. employees are eligible to participate in the Waters Employee Investment Plan after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. After one year of service, the Company makes a matching contribution of 50% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and company matching contributions. For the years ended December 31, 2004, 2003 and 2002, the Company’s matching contributions amounted to $3.1 million, $2.9 million and $2.7 million, respectively.
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
      The net periodic pension cost under SFAS 87, “Employers’ Accounting for Pensions”, is made up of several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company’s accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants.
      Summary data for the Waters Retirement Plan are presented in the following tables, using the measurement date of December 31, 2004 (in thousands):

Reconciliation of Projected Benefit Obligation	2004	2003

Benefit obligation, January 1	$55,974	$43,801
Service cost	5,800	4,339
Interest cost	3,406	3,231
Employee rollovers	517	410
Actuarial loss	3,251	4,910
Disbursements	(931)	(717)

Benefit obligation, December 31	$68,017	$55,974

Reconciliation of Fair Value of Assets	2004	2003

Fair value of assets, January 1	$37,295	$24,364
Actual return (loss) on plan assets	4,834	6,160
Company contributions	10,000	7,078
Disbursements	(931)	(717)
Employee rollovers	517	410

Fair value of assets, December 31	$51,715	$37,295

Reconciliation of Funded Status, December 31	2004	2003

Projected benefit obligation	$(68,017)	$(55,974)
Fair value of plan assets	51,715	37,295

Projected benefit obligation in excess of fair value of plan assets	(16,302)	(18,679)
Unrecognized prior service cost	(731)	(830)
Unrecognized net actuarial loss	21,232	20,329

Net amount recognized at December 31	$4,199	$820

Accrued liability	$(9,126)	$(12,932)
Minimum pension liability adjustment (Note 18)	13,325	13,752

Net amount recognized at December 31	$4,199	$820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Pension Cost, Year Ended December 31	2004	2003	2002

Service cost	$5,800	$4,339	$3,480
Interest cost	3,406	3,231	2,757
Return on plan assets	(3,389)	(2,829)	(2,833)
Net amortization:
Prior service cost	(99)	(99)	(99)
Net actuarial loss	903	394	22

Net periodic pension cost	$6,621	$5,036	$3,327

Reconciliation of Accrued Pension Cost	2004	2003	2002

Accrued pension cost, January 1	$(12,932)	$(15,090)	$(6,910)
FAS 87 cost	(6,621)	(5,036)	(3,327)
Company contributions made during the year	10,000	7,078	4,336
Minimum pension liability adjustment (Note 18)	427	116	(9,189)

Accrued pension cost, December 31	$(9,126)	$(12,932)	$(15,090)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Waters Retirement Plan were approximately $68.0 million, $60.8 million and $51.7 million, respectively, at December 31, 2004 and $56.0 million, $50.2 million and $37.3 million, respectively, at December 31, 2003.
      The Company also sponsors other unfunded employee benefit plans in the U.S., including a post-retirement health care plan, which provides reimbursement for medical expenses and is contributory. The Company’s accrued post-retirement benefit obligation for this plan was $3.1 million at December 31, 2004 and 2003, and is included in long-term portion of post retirement benefits in the consolidated balance sheets.
      The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”), which is nonqualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums. The Company’s accrued post-retirement benefit obligation for this plan was $2.4 million and $2.3 million at December 31, 2004 and 2003, respectively, and is included in long-term portion of post retirement benefits in the consolidated balance sheets. Also included in the long-term portion of post retirement benefits is $12.8 million and $12.2 million at December 31, 2004 and 2003, respectively, relating to the liability associated with the SERP plan.

Asset Disclosure, December 31,	2004	2003

Equity securities	67%	66%
Debt securities	32%	32%
Cash and cash equivalents	1%	2%

Total	100%	100%

      The retirement plan’s investment policy was last amended in September 2002 to include the following asset allocation guidelines:

Asset Class, December 31,	Policy Target	Range

Equity securities	60%	40% — 80%
Debt securities	40%	20% — 60%
Cash and cash equivalents	0%	0% — 20%
      Prior to September 2002, the asset allocation targets were 72% equity and 28% fixed income. The rebalancing towards the new targets is accomplished through the investment of future contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Weighted-Average Assumptions for benefit obligations, December 31,	2004	2003	2002

Discount rate	5.75%	6.00%	6.75%
Increases in compensation levels	4.75%	4.75%	4.75%

Weighted-Average Assumptions for expense calculation, December 31,	2004	2003	2002

Discount rate	6.00%	6.75%	7.25%
Return on assets	8.00%	8.00%	9.00%
Increases in compensation levels	4.75%	4.75%	4.75%
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
      During fiscal year 2005, the Company expects to contribute approximately $7.5 million to the Plan.
Non-U.S. Retirement Plans
The Company sponsors various non-U.S. retirement plans. Summary data for these plans are presented in the following tables, using the measurement date of December 31, 2004 (in thousands):

Reconciliation of Projected Benefit Obligation	2004	2003

Benefit obligation, January 1	$17,102	$13,822
Service cost	1,046	920
Interest cost	651	538
Actuarial loss	1,269	29
Disbursements	(814)	(345)
Currency impact	1,209	2,138

Benefit obligation, December 31	$20,463	$17,102

Reconciliation of Fair Value of Assets	2004	2003

Fair value of assets, January 1	$7,014	$5,166
Actual return (loss) on plan assets	754	620
Company contributions	443	482
Currency impact	529	746

Fair value of assets, December 31	$8,740	$7,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Funded Status, December 31	2004	2003

Projected benefit obligation	$(20,463)	$(17,102)
Fair value of plan assets	8,740	7,014

Projected benefit obligation in excess of fair value of plan assets	(11,723)	(10,088)
Unrecognized net actuarial loss	2,840	1,694

Net amount recognized at December 31	$(8,883)	$(8,394)

Prepaid cost	$2,033	$1,763
Accrued liability	(10,916)	(10,157)

Net amount recognized at December 31	$(8,883)	$(8,394)

Components of Net Periodic Pension Cost, Year Ended December 31	2004	2003	2002

Service cost	$1,046	$920	$738
Interest cost	651	538	485
Return on plan assets	(432)	(339)	(356)
Net amortization:
Transition amount	—	—	320
Net actuarial loss	13	16	—

Net periodic pension cost	$1,278	$1,135	$1,187

Reconciliation of Accrued Pension Cost	2004	2003	2002

Accrued pension cost, January 1	$(8,394)	$(6,894)	$(5,503)
FAS 87 cost	(1,278)	(1,135)	(1,187)
Company contributions and direct payments to beneficiaries	1,257	829	474
Currency impact	(468)	(1,194)	(678)

Accrued pension cost, December 31	$(8,883)	$(8,394)	$(6,894)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. retirement plans were approximately $20.5 million, $15.9 million and $8.7 million, respectively, at December 31, 2004 and $17.1 million, $13.4 million and $7.0 million, respectively, at December 31, 2003.
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
      In the third quarter of fiscal year 2003, the Company completed the integration of the LC and MS worldwide sales, service and support organizations. Accordingly, the Micromass operating segment (“Micromass”) has been integrated into the Waters operating segment.
      Waters Division is in the business of manufacturing and distributing LC instruments, columns, other consumables and mass spectrometry instruments that can be integrated and used along with other analytical instruments. Additionally, and as a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division entered the laboratory informatics market (“Laboratory Informatics”), which consists of laboratory-to-enterprise scale software systems for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
managing and storing scientific information collected from a wide variety of instrument test methods. TA Division is in the business of manufacturing and distributing thermal analysis and rheometry instruments. The Company’s two divisions are its operating segments, which have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.
      Geographic information is presented below (in thousands):

Year Ended December 31,	2004	2003	2002

Net Sales:
United States	$398,077	$359,450	$360,943
Europe	340,635	298,869	271,247
Japan	123,493	102,503	94,205
Asia	141,007	109,516	89,602
Other International	101,324	87,867	73,970

Total consolidated sales	$1,104,536	$958,205	$889,967

      The United States category includes Puerto Rico. The Other category includes Canada, South America, Australia, India, Eastern Europe and Central Europe. Net revenues are attributable to geographic areas based on the region of destination. None of the Company’s individual customers account for more than 3% of annual Company sales.
      Long-lived assets information is presented below (in thousands):

December 31,	2004	2003

Long-lived assets:
United States	$105,231	$78,526
Europe	26,943	26,659
Japan	798	732
Asia	571	311
Other International	2,365	1,934

Total long-lived assets	$135,908	$108,162

      The United States category includes Puerto Rico. The Other category includes Canada, South America, Australia, India, Eastern Europe and Central Europe. Long-lived assets exclude goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21	Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$255,086	$260,488	$264,808	$324,154	$1,104,536
Cost of sales	107,474	106,180	111,009	130,144	454,807

Gross Profit	147,612	154,308	153,799	194,010	649,729
Selling and administrative expenses	71,427	75,840	71,967	80,916	300,150
Research and development expenses	16,071	15,694	17,001	16,475	65,241
Purchased intangibles amortization	1,354	996	1,228	1,236	4,814
Litigation settlement and provisions (Note 12)	7,847	(17,124)		—	(9,277)
Impairment of long-lived intangible asset (Note 9)	—	—	—	3,997	3,997
Restructuring and other charges, net (Note 14)	104	—	(158)	—	(54)

Operating Income	50,809	78,902	63,761	91,386	284,858
Other expense, net (Note 5)	—	—	—	(1,014)	(1,014)
Interest expense	(1,873)	(1,891)	(2,564)	(3,746)	(10,074)
Interest income	2,104	2,886	3,009	3,902	11,901

Income from operations before income taxes	51,040	79,897	64,206	90,528	285,671
Provision for income taxes	10,195	20,146	12,266	19,011	61,618

Net Income	$40,845	$59,751	$51,940	$71,517	$224,053

Net income per basic common share	$0.34	$0.50	$0.43	$0.59	$1.87
Weighted average number of basic common shares	120,180	118,691	119,519	120,266	119,640

Net income per diluted common share	$0.33	$0.49	$0.42	$0.58	$1.82
Weighted average number of diluted common shares and equivalents	123,987	122,820	122,597	122,679	123,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$220,999	$231,752	$230,381	$275,073	$958,205
Cost of sales	94,211	95,488	95,045	113,104	397,848

Gross Profit	126,788	136,264	135,336	161,969	560,357
Selling and administrative expenses	61,611	68,679	66,743	67,219	264,252
Research and development expenses	13,560	13,790	15,106	16,786	59,242
Purchased intangibles amortization	1,028	1,027	1,179	1,008	4,242
Litigation provisions (Note 13)	1,500	—	—	—	1,500
Loss on disposal of business (Note 8)	5,031	—	—	—	5,031
Restructuring and other charges, net (Note 14)	1,214	—	(135)	(161)	918
Expensed in-process research and development (Note 7)	—	—	5,160	840	6,000

Operating Income	42,844	52,768	47,283	76,277	219,172
Other income (expense), net (Note 5)	—	—	—	(250)	(250)
Interest expense	(1,071)	255	(312)	(1,239)	(2,367)
Interest income	1,896	1,649	1,862	1,724	7,131

Income from operations before income taxes	43,669	54,672	48,833	76,512	223,686
Provision for income taxes	9,692	12,574	12,419	18,110	52,795

Net Income	$33,977	$42,098	$36,414	$58,402	$170,891

Net income per basic common share	$0.27	$0.34	$0.30	$0.48	$1.39
Weighted average number of basic common shares	126,308	123,610	122,240	120,961	123,189

Net income per diluted common share	$0.26	$0.33	$0.29	$0.47	$1.34
Weighted average number of diluted common shares and equivalents	130,785	128,252	126,709	124,784	127,579

      The Company experiences a seasonal increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year-end. Selling and administrative expenses were lower in the first quarters of 2004 and 2003 compared to other quarters in respective calendar years due to foreign currency translation, lower spending in marketing programs and lower costs such as sales commissions and incentive plans directly related to sales volume. In addition, expenses are traditionally higher in the second quarter of each year as this is the Company’s annual payroll merit increase period. Selling and administrative expenses in the fourth quarter of 2004 were higher primarily due to increased spending for Sarbanes-Oxley compliance and employee incentive plans versus the fourth quarter of 2003.

SELECTED FINANCIAL DATA

	2004	2003	2002*		2001	2000

	In thousands, except per share and employees data
STATEMENT OF OPERATIONS DATA:
Net sales	$1,104,536	$958,205	$889,967		$859,208	$795,071
Income from operations before income taxes	$285,671	$223,686	$195,411		$147,426	$210,962
Income before cumulative effect of changes in accounting principles	$224,053	$170,891	$152,218		$114,543	$156,113
Cumulative effect of changes in accounting principles	—	—	(4,506	) (1)	—	(10,771	) (2)

Net income	$224,053	$170,891	$147,712		$114,543	$145,342

Income per basic common share
Income before cumulative effect of changes in accounting principles per basic common share	$1.87	$1.39	$1.17		$0.88	$1.22
Cumulative effect of changes in accounting principles	—	—	(0.03)		—	(0.08)
Net income per basic common share	$1.87	$1.39	$1.13		$0.88	$1.14
Weighted average number of basic common shares	119,640	123,189	130,489		130,559	127,568
Income per diluted common share
Income before cumulative effect of changes in accounting principles per diluted common share	$1.82	$1.34	$1.12		$0.83	$1.14
Cumulative effect of changes in accounting principles	—	—	(0.03)		—	(0.08)
Net income per diluted common share	$1.82	$1.34	$1.09		$0.83	$1.06
Weighted average number of diluted common shares and equivalents	123,069	127,579	135,762		137,509	136,743

BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$539,077	$356,781	$263,312		$226,798	$75,509
Working capital	$480,894	$339,835	$338,233		$241,738	$126,015
Total assets	$1,460,426	$1,130,861	$1,015,240		$886,911	$692,345
Long-term debt, including current maturities	$250,000	$225,000	$—		$—	$—
Stockholders’ equity	$678,686	$590,477	$665,310		$581,745	$451,781
Employees	4,199	3,894	3,587		3,483	3,158

*	As a result of the adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized commencing January 1, 2002. Goodwill amortization expense was approximately $3.6 million and $3.4 million for the years ended December 31, 2001 and 2000, respectively.

(1)	In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. As a result, the Company recorded a cumulative effect of changes in accounting principles of $4.5 million, net of tax.

(2)	Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with SAB 101, “Revenue Recognition in Financial Statements.” As a result, the Company recorded a cumulative effect of changes in accounting principles of $10.8 million, net of tax.

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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)  Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b:     Other Information
On February 18, 2005, the Compensation and Management Development Committee (the “Committee”) of the Board of Directors of the Company voted to amend the section of the Company’s Management Incentive Plan (the “Incentive Plan”) entitled “Determination of Incentive Payment” by changing the maximum annual incentive payment to any one participant in the Incentive Plan from 300% of base salary to $5,000,000. This amendment is effective for 2005 and all subsequent years unless further amended by the Committee.
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
Executive Officers of the Registrant
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
      Douglas A. Berthiaume, 56, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, and a Director of the Children’s Hospital Medical Center, Genzyme Corporation, and University of Massachusetts Amherst Foundation.
      Arthur G. Caputo, 53, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.
      Brian K. Mazar, 47, Senior Vice President, Human Resources, has directed Human Resources since August 1994. He joined Millipore in 1991 as Director of Human Resources with responsibility for worldwide human resources functions. From 1986 to 1991, Mr. Mazar was Director of Human Resources of GeneTrak Systems. Prior thereto, Mr. Mazar worked at Exxon Corporation and Corning, Inc.
      John Ornell, 47, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.
      Mark T. Beaudouin, 50, became Vice President, General Counsel and Secretary of the Company in April, 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.
b. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
c. The Company has adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Code has been distributed to all employees of the Company as of December 15, 2003. In addition, the Code is available on the Company’s website, www.waters.com, under the caption About Waters > Corporate Information > Corporate Governance. The Company intends to satisfy the disclosure requirement regarding any waiver of a provision of the Code of Business Conduct and Ethics applicable to any executive officer or director by posting such information on such website. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

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
e. Our Chief Executive Officer has certified that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.
Item 11:     Executive Compensation
The information called for by this Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the Equity Compensation Plan information set forth below, information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners.” Such information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans (in thousands):

	A	B	C

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A)

Equity compensation plans approved by security holders	11,322	$34.07	2,680
Equity compensation plans not approved by security holders	—	not applicable	390

Total	11,322	$34.07	3,070

Item 13:	Certain Relationships and Related Transactions
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

PART IV

Item 15:	Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
           (1) Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 35 to 76. The report of PricewaterhouseCoopers LLP, independent registered public accounting firm, dated March 15, 2005, is set forth on page 33 of this Form 10-K.
           (2) Financial Statement Schedule:
WATERS CORPORATION AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 2004, 2003 and 2002
(in thousands)

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2004	$5,638	$1,503	$(41)	$7,100
2003	$5,826	$847	$(1,035)	$5,638
2002	$5,077	$1,454	$(705)	$5,826
           (3) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation. (18)
3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation. (1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999. (3)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000. (6)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001. (8)
3.2	Amended and Restated Bylaws of Waters Corporation, as amended to date. (1)
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (5)(*)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (10)(*)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan. (9)(*)
10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)(*)
10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (4)(*)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (7)(*)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan. (7)(*)
10.5	Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. (13)(*)

Exhibit
Number	Description of Document

10.51	First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. (5)(*)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan. (5)(*)
10.7	Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996. (19)
10.8	Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation. (20)
10.9	WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan (including Form of Amended and Restated Stock Option Agreement). (2)(*)
10.91	Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan. (5)(*)
10.10	Waters Corporation Retirement Plan. (2)(*)
10.11	Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation. (2)
10.12	Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers. (2)
10.13	Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management. (2)
10.14	1999 Management Incentive Plan. (3)(*)
10.15	Rights Agreement, dated as of August 9, 2002 between Waters Corporation and EquiServe Trust Company, N.A. as Rights Agent. (11)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan. (14)(*)
10.19	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Mark T. Beaudouin. (15)(*)
10.20	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Douglas A. Berthiaume. (15)(*)
10.21	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Arthur G. Caputo. (15)(*)
10.22	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and William J. Curry. (15)(*)
10.23	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Brian K. Mazar. (15)(*)
10.25	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and John Ornell. (15)(*)
10.26	Credit Agreement, dated as of May 28, 2004 among Waters Corporation and Citizens Bank of Massachusetts. (16)
10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan. (17)(*)
10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan. (17)(*)
10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan. (17)(*)
10.30	Five Year Credit Agreement, dated as of December 15, 2004 among Waters Corporation, Waters Technologies Ireland Ltd., Waters Chromatography Ireland Ltd., JPMorgan Chase Bank, N.A. and other Lenders party thereto.

Exhibit
Number	Description of Document

10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan. (*)
10.33	Stock Option Agreement, dated as of December 8, 2004 between Waters Corporation and Brian K. Mazar. (*)
10.34	Waters Corporation 2003 Equity Incentive Plan. (12)(*)
10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (*)
10.36	2005 Waters Corporation Amended and Restated Management Incentive Plan. (*)
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-3810).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000.

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002.

(9)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A dated August 27, 2002.

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003.

(13)	Incorporated by reference to Exhibit C of the Registrant’s 1996 Proxy Statement.

(14)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 10, 2004.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 2004.

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004.

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 29, 1996.

(20)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 11, 1996.

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)	See Item 15 (a)(3) above.

(c)	Not Applicable.

SIGNATURES AND CERTIFICATIONS
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell

John Ornell
Vice President, Finance
and Administration and Chief Financial Officer
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

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