Form 10-Q
period 2005-04-02
WATERS CORP /DE/
filed 2005-05-06
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2005

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

Yes ☑                                                                                No ☐

Number of shares outstanding of the Registrant’s common stock as of May 3, 2005: 117,397,866.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	April 2, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$586,912	$539,077
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,032 and $7,100 at April 2, 2005 and December 31, 2004, respectively	239,634	271,731
Inventories	148,140	139,900
Other current assets	22,749	23,176

Total current assets	997,435	973,884

Property, plant and equipment, net of accumulated depreciation of $154,086 and $151,462 at April 2, 2005 and December 31, 2004, respectively	137,364	135,908
Intangible assets, net	84,042	85,249
Goodwill	227,353	228,537
Other assets	36,167	36,848

Total assets	$1,482,361	$1,460,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$335,935	$206,663
Accounts payable	40,634	46,180
Accrued employee compensation	22,516	33,709
Deferred revenue and customer advances	82,876	66,783
Accrued retirement plan contributions	12,566	10,655
Accrued income taxes	53,990	49,120
Accrued other taxes	8,742	12,547
Accrued warranty	10,791	10,565
Accrued litigation	4,161	4,652
Other current liabilities	41,648	52,116

Total current liabilities	613,859	492,990
Long-term liabilities:
Long-term debt	250,000	250,000
Long-term portion of retirement benefits	30,572	30,980
Other long-term liabilities	9,341	7,770

Total long-term liabilities	289,913	288,750

Total liabilities	903,772	781,740

Commitments and contingencies (Notes 5, 6, 7, 8 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at April 2, 2005 and December 31, 2004	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 141,906 and 141,367 shares issued (including treasury shares) at April 2, 2005 and December 31, 2004, respectively	1,419	1,414
Additional paid-in capital	378,805	366,224
Retained earnings	949,177	902,582
Treasury stock, at cost, 24,532 and 21,532 shares at April 2, 2005 and December 31, 2004, respectively	(803,651)	(655,161)
Deferred compensation	(432)	(157)
Accumulated other comprehensive income	53,271	63,784

Total stockholders’ equity	578,589	678,686

Total liabilities and stockholders’ equity	$1,482,361	$1,460,426

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Product sales	$191,610	$186,208
Service sales	76,695	68,878

Total net sales	268,305	255,086

Cost of product sales	73,545	72,559
Cost of service sales	38,256	34,915

Total cost of sales	111,801	107,474

Gross profit	156,504	147,612

Selling and administrative expenses	80,595	71,427

Research and development expenses	16,747	16,071

Purchased intangibles amortization	1,282	1,354

Litigation provision (Note 7)	—	7,847

Restructuring and other charges, net (Note 8)	—	104

Operating income	57,880	50,809

Interest expense	(4,159)	(1,873)

Interest income	4,523	2,104

Income from operations before income taxes	58,244	51,040

Provision for income taxes	11,649	10,195

Net income	$46,595	$40,845

Net income per basic common share	$0.39	$0.34

Weighted average number of basic common shares	118,719	120,180

Net income per diluted common share	$0.38	$0.33

Weighted average number of diluted common shares and equivalents	121,156	123,987

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$46,595	$40,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions (recoveries) for doubtful accounts on accounts receivable	1,138	(702)
Provisions on inventory	1,320	1,493
Deferred income taxes	(217)	(654)
Depreciation	5,816	5,203
Amortization of intangibles	5,251	4,510
Tax benefit related to stock option plans	2,990	3,675

Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	23,579	(4,454)
Increase in inventories	(12,088)	(3,455)
Decrease in other current assets	1,090	390
(Increase) decrease in other assets	(613)	1,854
(Decrease) increase in accounts payable and other current liabilities	(13,432)	4,185
Increase in deferred revenue and customer advances	17,534	11,254
Decrease in accrued litigation	(491)	(11,680)
Increase in other liabilities	2,032	3,124

Net cash provided by operating activities	80,504	55,588
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(12,698)	(8,752)
Business acquisitions, net of cash acquired	—	(41,467)

Net cash used in investing activities	(12,698)	(50,219)
Cash flows from financing activities:
Net borrowings of bank debt	129,272	109,153
Proceeds from stock plans	9,276	11,765
Purchase of treasury shares	(148,490)	(80,593)
(Payments) proceeds on debt swaps and other derivative contracts	(7,359)	241

Net cash (used in) provided by financing activities	(17,301)	40,566
Effect of exchange rate changes on cash and cash equivalents	(2,670)	5,889

Increase in cash and cash equivalents	47,835	51,824
Cash and cash equivalents at beginning of period	539,077	356,781

Cash and cash equivalents at end of period	$586,912	$408,605

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Basis of Presentation and Significant Accounting Policies

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) together with HPLC, herein referred to as (“LC”) and mass spectrometry (“MS”) instrument systems and support products including chromatography columns and other “consumable” products. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. As a result of the acquisitions of Creon Lab Control AG (“Creon”) in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division entered the laboratory informatics market (“Laboratory Informatics”). Laboratory Informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer of and supplier of software based products which interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2005 and 2004 ended on April 2, 2005 and April 3, 2004, respectively.

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

     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K filing with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004.

Stock-Based Compensation:
The Company has five stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. No compensation expense has been recognized for its fixed employee stock option plans and its employee stock purchase plan since all stock based compensation awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded related to restricted stock awards, was immaterial for the three months ended April 2, 2005 and April 3, 2004.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”, for the Company’s five stock-based compensation plans (in thousands, except per share data).

	Three Months	Three Months
	Ended	Ended
Compensation Expense – Fair Value Method	April 2, 2005	April 3, 2004

Net income, as reported	$46,595	$40,845
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,793)	(5,849)

Pro forma net income	$40,802	$34,996

Earnings per share:
Basic – as reported	$0.39	$0.34
Basic – pro forma	$0.34	$0.29

Diluted – as reported	$0.38	$0.33
Diluted – pro forma	$0.34	$0.28

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004), “Share-Based Payment”, which requires the expensing of unvested stock options. SFAS 123R was to be effective as of the third fiscal quarter of 2005; however, in April 2005, the SEC amended the compliance date for public companies to the first annual period beginning after June 15, 2005.

     On December 31, 2004, the Company approved an amendment to accelerate the vesting of approximately 238 thousand unvested stock options granted between December 2000 and February 2001 to certain employees of the Company. These options had an exercise price significantly greater than the market value of the Company’s stock at that time. Each stock option was scheduled to vest primarily in 2005, but became fully vested and exercisable on December 31, 2004. The exercise price and number of shares underlying each affected stock option were unchanged. The acceleration of these options was primarily done as a result of the issuance of SFAS 123R which, under the modified prospective method, requires the expensing of unvested stock options in the first annual reporting period that begins after June 15, 2005. As a result of this acceleration, the Company recognized share-based compensation, net of related tax effects, of $9.1 million in the fourth quarter of 2004 in the pro forma net income disclosure for SFAS 123.

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

     The following is a rollforward of the Company’s accrued warranty liability for the three months ended April 2, 2005 and April 3, 2004 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability
April 2, 2005	$10,565	$4,488	($4,262)	$10,791
April 3, 2004	$11,051	$4,975	($5,342)	$10,684

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Stockholders’ Equity:
On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. During the three months ended April 2, 2005, the Company purchased 3.0 million shares of its common stock for an aggregate of $148.5 million. As of April 2, 2005, the Company repurchased an aggregate of 4.2 million shares of its common stock under this program for an aggregate of $204.8 million.

     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the three months ended April 3, 2004, the Company purchased 2.2 million shares of its common stock for $80.6 million under this program. As of April 2, 2005, the Company repurchased an aggregate of 11.8 million shares of its common stock under this program for an aggregate of $399.0 million, thus effectively completing the repurchase authorized under this program.

     The Company believes that the stock repurchase program is beneficial to shareholders by increasing earnings per share via reducing the outstanding shares through open market purchases and that it has adequate financial flexibility to fund these share repurchases given current cash and debt levels.

2. Inventories

Inventories are classified as follows (in thousands):

	April 2, 2005	December 31, 2004
Raw materials	$51,661	$51,777
Work in progress	15,104	14,125
Finished goods	81,375	73,998

Total inventories	$148,140	$139,900

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

     In connection with the NuGenesis purchase price allocation, deferred tax liabilities were established for the amortization of intangible assets for book purposes that were not deductible for tax purposes in the U.S. In the third quarter of 2004, the Company transferred the NuGenesis intangible assets to a foreign wholly-owned subsidiary where the Company expects to deduct the amortization of the intangible assets for book and tax purposes. As a result, deferred tax liabilities (included in accrued expenses and other current liabilities) and goodwill were adjusted by $4.6 million during the year ended December 31, 2004.

     The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.3 million had been utilized and $0.7 million had been reversed as of December 31, 2004. The reversal was due to a change in management’s plan to continue use of a facility lease assumed as part of the acquisition until the end of its term in June 2005. The remaining $0.1 million is expected to be paid in 2005.

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

     The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, all of which were terminated as of December 31, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of December 31, 2004. Amounts accrued under purchase accounting related to the Rheometrics acquisition were $0.3 million at April 2, 2005 and December 31, 2004.

Other:
During the three months ended April 3, 2004, the Company acquired various tangible and intangible assets of certain Asian distributors totaling approximately $0.5 million.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following represents the pro forma results of the ongoing operations for Waters, as though the acquisition of NuGenesis had occurred at the beginning of the period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

Three months ended
April 3, 2004
Net revenues	$256,402
Net income	37,980

Income per basic common share	0.32

Income per diluted common share	0.31

4. Goodwill and Other Intangibles

The carrying amount of goodwill was $227.4 million and $228.5 million at April 2, 2005 and December 31, 2004, respectively. The decrease is attributed to currency translation adjustments of approximately $1.1 million.

     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	April 2, 2005			December 31, 2004
	Gross		Weighted-Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$63,692	$23,905	11 years	$64,814	$22,812	11 years
Capitalized software	70,723	38,679	3 years	66,186	35,384	3 years
Licenses	9,435	4,389	10 years	9,500	4,122	10 years
Patents and other intangibles	10,244	3,079	8 years	9,829	2,762	8 years

Total	$154,094	$70,052	7 years	$150,329	$65,080	7 years

     For the three months ended April 2, 2005 and April 3, 2004, amortization expense for intangible assets was $5.3 million and $4.5 million, respectively. Amortization expense for intangible assets is estimated to be approximately $21.0 million for each of the next five years. In addition, foreign currency translation decreased gross carrying amount and accumulated amortization by $1.1 million and $0.3 million, respectively, during the three months ended April 2, 2005.

5. Debt

     In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility and a $450.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. At April 2, 2005 and December 31, 2004, the Company had aggregate borrowings under the Credit Agreement of $560.0 million and $440.0 million, respectively, and an amount available to borrow of $137.2 million and $256.8 million, respectively, after outstanding letters of credit. At April 2, 2005 and December 31, 2004, the $250.0 million term loan was fully drawn and classified as long-term debt.

     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $94.4 million at April 2, 2005 and $95.7 million at December 31, 2004. At April 2, 2005 and December 31, 2004, related short-term borrowings were $25.9 million at a weighted average interest rate of 3.82% and $16.7 million at a weighted average interest rate of 2.45%, respectively.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Hedging Transactions
Hedges of Net Investments in Foreign Operations
 During the first quarter of 2005, the Company hedged its net investment in Yen foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $26.0 million to approximately $37.0 million. At April 2, 2005 and December 31, 2004, the notional amounts of outstanding contracts were $26.0 million and $37.0 million, respectively.

     During the first quarter of 2005, the Company hedged its net investment in British pound foreign affiliates with range forward and forward foreign exchange contracts in British pounds. Under the terms of the range forward agreements, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. As of April 2, 2005 and December 31, 2004, the Company had combined range forward and forward foreign exchange contracts outstanding in British pounds with notional amounts of 75.0 million and 45.0 million British pounds, respectively.

     The Company has designated the forward exchange agreements described above as hedges of net investments, and accordingly the changes in fair value associated with these forward exchange agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At April 2, 2005 and December 31, 2004, the Company held forward foreign exchange contracts with notional amounts totaling approximately $83.6 million and $62.9 million, respectively.

6. Income Taxes

     The Company’s effective tax rate for the three months ended April 2, 2005 and April 3, 2004 was 20.0%. The effective tax rate for the three months ended April 3, 2004 was impacted by the net tax effect of certain litigation and restructuring charges. The effective tax rate, excluding these items and corresponding tax effects, was 22.0% for the three months ended April 3, 2004. The decrease in effective tax rates for the three months ended April 2, 2005 and April 3, 2004, excluding the previously described items, is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.

     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million in qualified foreign earnings. If the maximum were repatriated, the Company estimates an increase in the income tax provision of between $25.0 million and $32.0 million depending on the final technical clarifications.

7. Patent Litigation

Applera Corporation:
On March 2, 2004, the Company and MDS, Inc., through its Applied Biosystems/MDS Sciex Instruments partnership, and Applera Corporation – Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been entered in the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

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

     The accrued patent litigation expenses in the consolidated balance sheets as of April 2, 2005 and December 31, 2004 were $0.1 million. The accrued expense at April 2, 2005 represents the Company’s best estimate of remaining legal expenses necessary to conclude this litigation. There were no charges in the consolidated statements of operations for the three months ended April 2, 2005 and April 3, 2004 related to this case.

Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain Company products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH, have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for December 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. HP has filed an appeal in that action and the damages trial scheduled for March 2005 has been postponed pending this appeal and rescheduled for December 2005. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004 the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004 the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. HP is seeking an appeal in that action.

     The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at April 2, 2005 and December 31, 2004 were $4.0 million and $4.5 million for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability since December 31, 2004 is attributable to payments of legal fees directly associated with the cases.

8. Restructuring and Other Charges, Net

2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of which have left the Company. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort. The Company’s 2004 restructuring liability was zero at April 2, 2005 and December 31, 2004.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations was to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, all of which have left the Company. In addition, the Company originally committed to closing four sales and distribution facilities, two of which were closed as of December 31, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated. The Company’s 2002 integration restructuring liability was zero at April 2, 2005 and December 31, 2004.

9. Earnings Per Share

     Basic and diluted earnings per share calculations are detailed as follows (in thousands):

	Three Months Ended April 2, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$46,595	118,719	$0.39

Effect of dilutive securities:
Options and restricted stock outstanding		2,353
Options exercised and cancellations		84

Net income per diluted common share	$46,595	121,156	$0.38

	Three Months Ended April 3, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$40,845	120,180	$0.34

Effect of dilutive securities:
Options and restricted stock outstanding		3,704
Options exercised and cancellations		103

Net income per diluted common share	$40,845	123,987	$0.33

     For the three months ended April 2, 2005 and April 3, 2004, the Company had 1,202 and 1,414 stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

10. Comprehensive Income

     Comprehensive income details follow (in thousands):

	Three Months Ended	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$46,595	$40,845
Other comprehensive income:
Foreign currency translation adjustments	(12,815)	6,467
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	2,900	(107)
Unrealized gains (losses) on investment, net of tax	(598)	420

Comprehensive income	$36,082	$47,625

11. Retirement Plans

     The components of net periodic pension cost related to the U.S. Waters Retirement Plan are as follows (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Pension Cost	April 2, 2005	April 3, 2004
Service cost	$1,571	$1,383
Interest cost	961	847
Expected return on plan assets	(1,043)	(743)
Net amortization
Prior service cost	(25)	(25)
Net actuarial loss	257	212

Net periodic pension cost	$1,721	$1,674

     For the three months ended April 2, 2005 and April 3, 2004, the Company made no contributions to the Waters Retirement Plan (“the Plan”). During fiscal year 2005, the Company expects to contribute approximately $7.5 million to the Plan.

     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Pension Cost	April 2, 2005	April 3, 2004
Service cost	$310	$264
Interest cost	189	164
Expected return on plan assets	(128)	(108)
Prior service cost
Prior service cost	—	—
Net actuarial loss	14	3

Net periodic pension cost	$385	$323

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

13. Recent Accounting Standards Changes and Developments

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation is not expected to have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payments” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The standard was originally to be effective for public companies for interim periods beginning after June 15, 2005; however, in April 2005, the SEC amended the compliance date for public companies to the first annual period beginning after June 15, 2005. The final standard allows alternative methods for determining fair value. At the present time, the Company has not determined which valuation method it will use. The adoption of SFAS No. 123(R) will have a material impact on the Company’s results of operations. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.

     In April 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). At the present time, the Company has not evaluated the effect of this standard.

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

WATERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million in qualified foreign earnings. If the maximum were repatriated, the Company estimates an increase in the income tax provision of between $25.0 million and $32.0 million depending on the final technical clarifications.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Financial Overview:

Beginning in 2005, the Waters Division has included single quadrupole instruments within its reported MS instrument system revenues. These had previously been categorized as HPLC instrument systems. In addition, service revenues for liquid chromatography (“LC”) and mass spectrometry (“MS”) have been consolidated into a single service revenue classification. These changes were made to reflect current business reporting subsequent to the consolidation of the Waters Division’s LC and MS organizations. All product line and service sales and sales growth percentages reported for the periods herein for Waters Division reflect the new classifications as described above. The sales amounts that were reclassified between LC and MS generally offset each other such that the relative proportions of sales classified as LC and MS remained unchanged.

     Sales grew 5% in the three month period ended April 2, 2005 (the “2005 Quarter”) over the three month period ended April 3, 2004 (the “2004 Quarter”). Currency translation effect increased sales growth by 2%. In the 2005 Quarter, the Company experienced softness in large pharmaceutical customer spending and a sales decline in Europe of 5%, excluding the effects of currency translation. The softness in pharmaceutical customer spending is believed to be attributed to delays in the timing of customers releasing capital budgets. The Waters Division had strong industrial, university and government sales percentage growth of approximately 10% and TA Division sales, primarily to industrial chemical markets, grew approximately 18%. The Company believes these markets will remain strong throughout 2005. Geographically, aside from Europe’s decline, which was generally widespread and not specific to a particular product line, and excluding the effects of currency translation, U.S. and Asia sales percentage growth were approximately 4% while Japan sales grew 14% on the strength of Thermal Analysis (“TA”) shipments. Recent government policies in China, affecting the rate of economic development in that country, seem to have tempered the Company’s growth in Asia.

     From a product line perspective and excluding the impact of currency translation, LC sales grew 2% in the 2005 Quarter and benefited from continued shipments of the ACQUITY UPLC™ system. MS sales grew 5% in the 2005 Quarter primarily due to the increased sales from the newly launched Q-Tof Premier™. TA sales continued their strong performance of 2004 with sales growth of 16% in the 2005 Quarter, benefiting from stronger industrial customer demand particularly in Asia and Japan. The Company established direct operations in the summer of 2004 in China for TA product distribution.

     Operating income was $57.9 million in the 2005 Quarter, an increase of 14% over the $50.8 million for the 2004 Quarter. The 2004 Quarter included litigation provisions of $7.8 million and restructuring and other charges, net of $0.1 million. The remaining net decrease in operating income of $0.9 million for the 2005 Quarter is primarily a result of an increase in sales volume and gross profit margin, offset by higher increases in selling and administrative expenses.

     Operating cash flows increased to $80.5 million in the 2005 Quarter compared to $55.6 million in the 2004 Quarter. The increase is primarily due to the increase in net income, a decrease in accounts receivable, the reduction in the change in accrued litigation, and an increase in deferred revenue. Offsetting this were an increase in inventories and changes in accounts payable and other current liabilities. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2005 Quarter were $12.7 million compared to $8.8 million in the 2004 Quarter, principally due to facility expansion projects. On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund these share repurchases given current cash and debt levels. As of April 2, 2005, 4.2 million shares have been purchased under this plan for an aggregate of $204.8 million, of which 3.0 million shares were repurchased at an aggregate cost of $148.5 million in the 2005 Quarter.

Results of Operations

Sales:
Sales for the 2005 Quarter and the 2004 Quarter were $268.3 million and $255.1 million, respectively, an increase of 5% for the 2005 Quarter. Currency translation effect increased reported sales growth in the 2005 Quarter by 2%, primarily due to the strengthening of the Euro, British Pound, and Canadian dollar against the U.S. dollar. Product sales were $191.6 million and $186.2 million in the 2005 Quarter and 2004 Quarter, respectively, an increase of 3% for the 2005 Quarter. The increase in product sales, aside from the effect of foreign currency translation, is primarily due to the 2004 launch of the ACQUITY UPLC and Q-Tof Premier systems. Service sales were $76.7 million and $68.9 million in the 2005 Quarter and 2004 Quarter, respectively, an increase of 11% for the 2005 Quarter. The increase, aside from the effect of foreign currency translation, is primarily attributed to growth in the Company’s instrument installed base and sales of service contracts, including the effect of the Company’s recent acquisitions.

     The following commentary is with respect to the Company’s sales performance by product line, excluding the effects of currency translation.

     Within the Waters Division, LC sales grew approximately 2% in the 2005 Quarter. Chemistry grew approximately 5% in the 2005 Quarter. Service grew approximately 7% in the 2005 Quarter due to increased sales of service plans to the higher installed base of customers. LC instrument sales declined 3% in the 2005 Quarter compared with the 2004 Quarter. The decrease in instrument sales during the 2005 Quarter is attributable to higher industrial, university and government customer sales and sales of ACQUITY UPLC systems, offset by a decline in large pharmaceutical customer sales. Geographically, LC sales in the U.S. and Japan strengthened approximately 2% and 4%, respectively, in the 2005 Quarter. Sales in Europe declined 4% in the 2005 Quarter, as business conditions within pharmaceutical accounts slowed.

     Within the Waters Division, MS sales grew 5% in the 2005 Quarter. Sales in the U.S., Asia and Japan grew 12%, 13% and 16%, respectively, in the 2005 Quarter, largely due to sales growth of Q-Tof systems of approximately 16% and tandem quadrupole systems sales growth of 5%. Offsetting this growth in the 2005 Quarter were declines in single quadrupole and magnetic systems revenues. Sales in Europe declined approximately 6%.

     Within the Waters Division, sales of Laboratory Informatics products were $4.4 million in the 2005 Quarter and $5.0 million in the 2004 Quarter.

     Within the TA Instruments Division, sales continued to be strong with sales growth of 16% for the 2005 Quarter. TA product and service sales grew 14% and 21%, respectively in the 2005 Quarter. The growth of this business was predominantly in Asia and Japan, with increased steady spending by core industrial chemical companies. The Company recently established a direct operation in China, which augmented Asia’s growth in the 2005 Quarter.

Gross Profit:
Gross profit for the 2005 Quarter was $156.5 million, compared to $147.6 million for the 2004 Quarter, an increase of $8.9 million or 6%. Gross profit as a percentage of sales increased to 58.3% in the 2005 Quarter from 57.9% in the 2004 Quarter. The improvement in gross profit percentage is largely the result of favorable foreign currency translation and lower manufacturing costs resulting from material and manufacturing supply chain cost reduction programs.

Selling and Administrative Expenses:
Selling and administrative expenses for the 2005 Quarter were $80.6 million, compared to $71.4 million for the 2004 Quarter. As a percentage of sales, selling and administrative expenses increased to 30% for the 2005 Quarter from 28% in the 2004 Quarter. The $9.2 million or 13% increase in total selling and administrative expenses for the 2005 Quarter included an increase of approximately $2.0 million as a result of currency translation and an increase of $1.2 million related to Sarbanes-Oxley compliance expenses. Annual merit increases effective April 2004 across most divisions, headcount additions and related fringe benefits and indirect costs, operating expenses related to a new facility and increased product promotional initiatives accounted for the remainder of the increase over the 2004 Quarter.

Research and Development Expenses:
Research and development expenses were $16.7 million for the 2005 Quarter compared to $16.1 million for the 2004 Quarter, an increase of $0.7 million or 4%. Research and development expenses increased $0.3 million for the 2005 Quarter due to the effects of currency translation. The additional increases during the 2005 Quarter relate to the Company’s continued commitment to develop new and improved LC, mass spectrometry, thermal analysis and rheometry products. In addition, certain research and development expenses associated with ACQUITY UPLC and Q-Tof Premier 2004 product launches that were incurred in the 2004 Quarter but did not occur in the 2005 Quarter.

Litigation Provisions:
The Company recorded a $7.8 million charge in the 2004 Quarter for litigation provisions. This charge was related to the ongoing patent infringement suit with Hewlett-Packard. There were no charges incurred in the 2005 Quarter related to this case.

Restructuring and Other Unusual Charges, net:
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of which have left the Company. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort.

2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations was to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, all of which have left the Company. In addition, the Company originally committed to closing four sales and distribution facilities, two of which were closed as of December 31, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated.

Interest Expense:
Interest expense was $4.2 million for the 2005 Quarter, compared to $1.9 million for the 2004 Quarter, a $2.3 million increase. The increase is due primarily to interest expense on additional borrowings against the Company’s credit facilities to fund the stock repurchase program.

Interest Income:
Interest income was $4.5 million for the 2005 Quarter, compared to $2.1 million for the 2004 Quarter, a $2.4 million increase. The change in interest income between the 2005 Quarter and the 2004 Quarter is primarily attributed to increases in the Company’s cash balances and higher interest rate yields.

Provision for Income Taxes:
The Company’s effective tax rate for the three months ended April 2, 2005 and April 3, 2004 was 20.0%. The effective tax rate for the three months ended April 3, 2004 was impacted by the net tax effect of certain litigation and restructuring charges. The effective tax rate, excluding these items and corresponding tax effects, was 22.0% for the three months ended April 3, 2004. The decrease in effective tax rates for the three months ended April 2, 2005 and April 3, 2004, excluding the previously described items, is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.

     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations and the Company currently still plans to continue to reinvest foreign earnings permanently into its foreign operations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Should the Company determine to repatriate any foreign earnings, it will be required to establish an income tax expense and related tax liability on such earnings. If the Company elects this provision before it expires at the end of 2005, the Company could repatriate a maximum of $500.0 million in qualified foreign earnings. If the maximum were repatriated, the Company estimates an increase in the income tax provision of between $25.0 million and $32.0 million depending on the final technical clarifications.

Liquidity and Capital Resources

     Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$46,595	$40,845
Depreciation and amortization	11,067	9,713
Tax benefit related to stock option plans	2,990	3,675
Change in accounts receivable	23,579	(4,454)
Change in inventories	(12,088)	(3,455)
Change in accounts payable and other current liabilities	(13,432)	4,185
Change in deferred revenue and customer advances	17,534	11,254
Change in accrued litigation	(491)	(11,680)
Other changes in operating activities	4,750	5,505

Net cash provided by operating activities	80,504	55,588

Net cash used in investing activities	(12,698)	(50,219)

Net cash (used in) provided by financing activities	(17,301)	40,566

Effect of exchange rate changes on cash and cash equivalents	(2,670)	5,889

Increase in cash and cash equivalents	$47,835	$51,824

Net cash provided by operating activities was $80.5 million and $55.6 million in the 2005 Quarter and 2004 Quarter, respectively. Depreciation and amortization increased in the 2005 Quarter as compared to the 2004 Quarter primarily from the effect of the Laboratory Informatics acquisitions as well as from the purchase of a new building in Milford, Massachusetts. The change in accounts receivable in the 2005 Quarter compared to the 2004 Quarter is primarily attributable to the lower than expected sales in the 2005 Quarter. Days-sales-outstanding (“DSO’s”) were approximately 81 days versus 79 days at April 2, 2005 and April 3, 2004, respectively. The increase in DSO’s is primarily due to the timing of sales occurring later in the 2005 Quarter versus the 2004 Quarter. The increase in inventories, mostly finished goods, in the 2005 Quarter is primarily a result of lower than expected sales.

     The changes in accounts payable and other current liabilities in the 2005 Quarter versus the 2004 Quarter is primarily due to higher 2004 bonus payments of approximately $5.8 million made in the 2005 Quarter and net payments on derivative contracts of approximately $7.4 million. The increases in deferred revenue and customer advances are from invoicing for annual service contracts at the beginning of each fiscal year and overall growth in the service business. The reduction in the change in accrued litigation is primarily a result of an $18.1 million payment made in the 2004 Quarter regarding the Applera litigation offset by a $7.8 million provision, also made in the 2004 Quarter, related to the Hewlett-Packard litigation.

     Net cash used in investing activities totaled $12.7 million and $50.2 million in the 2005 Quarter and 2004 Quarter, respectively. Additions to fixed assets and intangible assets were $12.7 million in the 2005 Quarter and $8.8 million in the 2004 Quarter. This increase is primarily a result of recent facility expansion efforts. Business acquisitions were zero and $41.5 million in the 2005 Quarter and the 2004 Quarter, respectively.

     Regarding cash provided by (used in) financing activities, the Company repurchased 2.2 million shares of its common stock for an aggregate of $80.6 million during the 2004 Quarter. On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program is beneficial to shareholders by increasing earnings per share through reducing the outstanding shares and that the Company is likely to have adequate financial flexibility to fund these share repurchases given current cash and debt levels. As of April 2, 2005, 4.2 million shares have been purchased under this plan for an aggregate of $204.8 million of which $148.5 million was paid in the 2005 Quarter. From other financing activities in the 2005 Quarter, the Company received $9.3 million of proceeds from the exercise of stock options and the purchase of shares pursuant to its employee stock purchase plans, and made net payments of $7.4 million on derivative contracts. From other financing activities in the 2004 Quarter, the Company received $11.8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.

     The Company had net borrowings at the end of the 2005 Quarter of $585.9 million, primarily relating to borrowings in the U.S. under the Company’s syndicated committed Credit Agreement (the “Credit Agreement”), dated December 2004. The Credit Agreement provides a $250.0 million term loan facility and a $450.0 million revolving facility which includes both a letter of credit and a swingline subfacility. The Company increased its net borrowings of bank debt by $129.3 million and $109.2 million during the 2005 Quarter and 2004 Quarter, respectively.

     The Company believes that the cash and cash equivalent balance of $586.9 million at the end of the 2005 Quarter and expected cash flow from operating activities together with borrowings available from the Credit Agreement and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, acquisitions, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources will be sufficient to meet future operating and investing needs beyond the next twelve months.

Contractual Obligations and Commercial Commitments:

     A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company reviewed its contractual obligations and commercial commitments as of April 2, 2005, and determined that there were no significant changes.

     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters, either individually or in the aggregate, will not be material to its financial position or results of operations.

     During fiscal year 2005, the Company expects to contribute approximately $7.5 million to the Company’s retirement plans. No payments were made in the 2005 Quarter.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from the Credit Agreement. The Company also believes there are no provisions in the Credit Agreement, its real estate leases, or its supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates

In the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2005 Quarter. The Company did not make any changes to those policies during the 2005 Quarter.

Forward-Looking Information

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
The statements included in this quarterly report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), regarding future results and events, including statements regarding expected financial results, future growth and customer demand and uncertainty relating to patent litigation that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including without limitation the inability of the Company to effect purchases of Company stock at prices or on terms acceptable to the Company, or as a result of market conditions or the restrictions, if any, placed on trading in the Company’s stock, shipments of new product introductions expected in the upcoming quarters, such as the ACQUITY UPLC and tandem quadrupole systems, reduced capital expenditures by our customers in particular large pharmaceutical companies, loss of market share through competition, introduction of competing products such as improved research-grade mass spectrometers by other companies, pressures on prices from competitors and/or customers, the outcome of ongoing patent litigation, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in the healthcare market and the pharmaceutical industry, changes in the distribution of the Company’s products, the availability of component parts from suppliers, and foreign exchange fluctuations. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC, which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended April 2, 2005. For additional information regarding the Company’s market risk as of December 31, 2004, refer to Item 7a of Part I of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended April 2, 2005. For additional information, refer to Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended April 2, 2005 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum Dollar
	(a) Total		Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Programs (3)

January 1 to 29, 2005	—	—	—	$443,709
January 30 to February 26, 2005	1,975	49.73	1,975	345,498
February 27 to April 2, 2005	1,025	49.05	1,025	295,219

Total	3,000	$49.50	3,000	$295,219

(1)	To date the Company has purchased an aggregate of 4.2 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) authorized on October 25, 2004.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2006.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $295.2 million at April 2, 2005.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 10.37	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent.

Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WATERS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2005	Waters Corporation

/s/ John Ornell

John Ornell
Authorized Officer and Vice President, Finance and Administration and Chief Financial Officer