Form 10-Q
period 2005-07-02
WATERS CORP /DE/
filed 2005-08-05
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005
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
Yes      ☑           No     ☐
Number of shares outstanding of the Registrant’s common stock as of August 1, 2005: 115,005,472.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	July 2, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$615,234	$539,077
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,207 and $7,100 at July 2, 2005 and December 31, 2004, respectively	228,245	271,731
Inventories	140,481	139,900
Other current assets	25,903	23,176

Total current assets	1,009,863	973,884

Property, plant and equipment, net of accumulated depreciation of $152,132 and $151,462 at July 2, 2005 and December 31, 2004, respectively	139,243	135,908
Intangible assets, net	83,462	85,249
Goodwill	225,266	228,537
Other assets	34,560	36,848

Total assets	$1,492,394	$1,460,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$407,439	$206,663
Accounts payable	39,264	46,180
Accrued employee compensation	16,395	33,709
Deferred revenue and customer advances	82,227	66,783
Accrued retirement plan contributions	14,151	10,655
Accrued income taxes	59,246	49,120
Accrued other taxes	8,289	12,547
Accrued warranty	10,985	10,565
Accrued litigation	3,036	4,652
Other current liabilities	41,549	52,116

Total current liabilities	682,581	492,990
Long-term liabilities:
Long-term debt	250,000	250,000
Long-term portion of retirement benefits	30,611	30,980
Other long-term liabilities	10,001	7,770

Total long-term liabilities	290,612	288,750

Total liabilities	973,193	781,740

Commitments and contingencies (Notes 5, 6, 7, 8 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at July 2, 2005 and December 31, 2004	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 141,996 and 141,367 shares issued (including treasury shares) at July 2, 2005 and December 31, 2004, respectively	1,420	1,414
Additional paid-in capital	381,224	366,224
Retained earnings	1,003,242	902,582
Treasury stock, at cost, 27,077 and 21,532 shares at July 2, 2005 and December 31, 2004, respectively	(903,778)	(655,161)
Deferred compensation	(332)	(157)
Accumulated other comprehensive income	37,425	63,784

Total stockholders’ equity	519,201	678,686

Total liabilities and stockholders’ equity	$1,492,394	$1,460,426

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	July 2, 2005	July 3, 2004
Product sales	$204,154	$187,685
Service sales	80,476	72,803

Total net sales	284,630	260,488

Cost of product sales	77,396	70,580
Cost of service sales	39,670	35,600

Total cost of sales	117,066	106,180

Gross profit	167,564	154,308

Selling and administrative expenses	82,861	75,840

Research and development expenses	16,485	15,694

Purchased intangibles amortization	1,266	996

Litigation settlement (Note 7)	—	(17,124)

Operating income	66,952	78,902

Interest expense	(5,753)	(1,891)

Interest income	5,290	2,886

Income from operations before income taxes	66,489	79,897

Provision for income taxes	12,424	20,146

Net income	$54,065	$59,751

Net income per basic common share	$0.47	$0.50

Weighted average number of basic common shares	116,092	118,691

Net income per diluted common share	$0.46	$0.49

Weighted average number of diluted common shares and equivalents	117,722	122,820
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Product sales	$395,764	$373,893
Service sales	157,171	141,681

Total net sales	552,935	515,574

Cost of product sales	150,941	143,139
Cost of service sales	77,926	70,515

Total cost of sales	228,867	213,654

Gross profit	324,068	301,920

Selling and administrative expenses	163,456	147,267

Research and development expenses	33,232	31,765

Purchased intangibles amortization	2,548	2,350

Litigation settlement and provisions, net (Note 7)	—	(9,277)

Restructuring and other unusual charges, net (Note 8)	—	104

Operating income	124,832	129,711

Interest expense	(9,912)	(3,765)

Interest income	9,813	4,991

Income from operations before income taxes	124,733	130,937

Provision for income taxes	24,073	30,341

Net income	$100,660	$100,596

Net income per basic common share	$0.86	$0.84

Weighted average number of basic common shares	117,405	119,439

Net income per diluted common share	$0.84	$0.81

Weighted average number of diluted common shares and equivalents	119,456	123,434
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income	$100,660	$100,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions (recoveries) for doubtful accounts on accounts receivable	2,227	(44)
Provisions on inventory	2,138	2,408
Deferred income taxes	(310)	(59)
Depreciation	11,814	10,562
Stock-based compensation	659	38
Amortization of intangibles	10,356	8,876
Tax benefit related to stock option exercises	2,990	16,268

Change in operating assets and liabilities, net of acquisitions and divestitures:
Decrease (increase) in accounts receivable	25,130	(7,991)
Increase in inventories	(9,130)	(6,544)
Decrease (increase) in other current assets	4,908	(2,045)
(Increase) decrease in other assets	(1,636)	1,828
(Decrease) increase in accounts payable and other current liabilities	(7,189)	3,337
Increase in deferred revenue and customer advances	18,886	11,883
Decrease in accrued litigation	(1,616)	(15,310)
Increase in other liabilities	3,167	4,340

Net cash provided by operating activities	163,054	128,143

Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(26,651)	(35,946)
Business acquisitions, net of cash acquired	—	(41,467)

Net cash used in investing activities	(26,651)	(77,413)

Cash flows from financing activities:
Net borrowings of bank debt	200,776	163,187
Proceeds from stock plans	11,182	21,577
Purchase of treasury shares	(248,617)	(174,996)
(Payments) proceeds from debt swaps and other derivatives contracts	(8,218)	1,047

Net cash (used in) provided by financing activities	(44,877)	10,815

Effect of exchange rate changes on cash and cash equivalents	(15,369)	1,653

Increase in cash and cash equivalents	76,157	63,198

Cash and cash equivalents at beginning of period	539,077	356,781

Cash and cash equivalents at end of period	$615,234	$419,979

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2005 and 2004 ended on July 2, 2005 and July 3, 2004, respectively.
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
     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2004.
Stock-Based Compensation:
The Company has five stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. No compensation expense has been recognized at the grant date for its fixed employee stock option plans, except as noted below, or its employee stock purchase plan since all stock based compensation awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded, related to restricted stock awards, except as noted below, was immaterial for the three months and six months ended July 2, 2005 and July 3, 2004.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”, for the Company’s five stock-based compensation plans (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Compensation Expense - Fair Value Method	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$54,065	$59,751	$100,660	$100,596
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,938)	(5,909)	(11,815)	(11,728)

Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	447	15	483	30

Pro forma net income	$48,574	$53,857	$89,328	$88,898

Earnings per share:
Basic — as reported	$0.47	$0.50	$0.86	$0.84
Basic — pro forma	$0.42	$0.45	$0.76	$0.74

Diluted — as reported	$0.46	$0.49	$0.84	$0.81
Diluted — pro forma	$0.41	$0.44	$0.75	$0.72
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004), “Share-Based Payment”, which requires the expensing of unvested stock options. SFAS 123R was to be effective as of the third fiscal quarter of 2005; however, in April 2005, the SEC amended the compliance date for public companies to the first annual period beginning after June 15, 2005.
     On December 31, 2004, the Company approved an amendment to accelerate the vesting of approximately 238 thousand unvested stock options granted between December 2000 and February 2001 to certain employees of the Company. These options had an exercise price significantly greater than the market value of the Company’s stock at that time; hence, in accordance with APB 25 and FIN 44, no compensation expense was recorded in the consolidated statements of operations. Each stock option was scheduled to vest primarily in 2005, but became fully vested and exercisable on December 31, 2004. The exercise price and number of shares underlying each affected stock option were unchanged. The acceleration of these options was primarily done as a result of the issuance of SFAS 123R which, under the modified prospective method, requires the expensing of unvested stock options in the first annual reporting period that begins after June 15, 2005. As a result of this acceleration, the Company recognized share-based compensation, net of related tax effects, of $9.1 million in the fourth quarter of 2004 in the pro forma net income disclosure for SFAS 123.
     On May 4, 2005, the Company approved an amendment to accelerate the vesting of approximately 12 thousand unvested stock options and to extend the expiration date of approximately 36 thousand stock options granted to a retiring non-employee director of the Company. The Company also approved an amendment to accelerate the vesting of 2 thousand shares of the Company’s restricted common stock granted to the same director. Under APB 25 and FIN 44 these modifications resulted in a charge which was recorded in selling and administrative expense in the consolidated statements of operations of approximately $0.5 million for the three months ended July 2, 2005.
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The following is a rollforward of the Company’s accrued warranty liability for the six months ended July 2, 2005 and July 3, 2004:

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability
July 2, 2005	$10,565	$9,068	$(8,648)	$10,985
July 3, 2004	$11,051	$9,101	$(10,279)	$9,873
Stockholders’ Equity:
On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the three months ended July 2, 2005, the Company purchased 2.5 million shares of its common stock for an aggregate of $100.1 million. As of July 2, 2005, the Company repurchased an aggregate of 6.8 million shares of its common stock under this program for an aggregate of $304.9 million.
     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. During the three months ended July 3, 2004, the Company purchased 2.1 million shares of its common stock for $94.4 million, thus completing its $400.0 million stock buyback program. The total shares purchased under this program were 11.8 million.
     The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.
2.	Inventories and Property, Plant and Equipment
Inventories
Inventories are classified as follows:

	July 2, 2005	December 31, 2004
Raw materials	$48,972	$51,777
Work in progress	13,011	14,125
Finished goods	78,498	73,998

Total inventories	$140,481	$139,900

Property, Plant and Equipment
During the six months ended July 2, 2005, the Company retired and disposed of approximately $8.4 million of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the six months ended July 2, 2005.
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     In connection with the NuGenesis purchase price allocation, deferred tax liabilities were established for the amortization of intangible assets for book purposes that were not deductible for tax purposes in the U.S. In the third quarter of 2004, the Company transferred the NuGenesis intangible assets to a foreign wholly-owned subsidiary where the Company expects to deduct the amortization of the intangible assets for book and tax purposes. As a result, deferred tax liabilities and goodwill were adjusted by $4.6 million during the year ended December 31, 2004.
     The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.3 million had been utilized and $0.7 million had been reversed as of December 31, 2004. The reversal was due to a change in management’s plan to continue use of a facility lease assumed as part of the acquisition until the end of its term in June 2005. The remaining $0.1 million was utilized during the second quarter of 2005.
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
     The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, all of whom were terminated as of December 31, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of December 31, 2004. Amounts accrued under purchase accounting related to the Rheometrics acquisition were $0.3 million at July 2, 2005 and December 31, 2004.
Other
During the first quarter of 2004, the Company acquired various tangible and intangible assets of certain Asian distributors totaling approximately $0.5 million.
     The following represents the pro forma results of the ongoing operations for Waters and NuGenesis as though the acquisition of NuGenesis had occurred at the beginning of the period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Six Months Ended
July 3, 2004
Net revenues	$516,890
Net income	97,731
Income per basic common share	0.82
Income per diluted common share	0.79
4. Goodwill and Other Intangibles
The carrying amount of goodwill was $225.3 million and $228.5 million at July 2, 2005 and December 31, 2004, respectively. The decrease is attributable to currency translation adjustments of approximately $3.2 million.
     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	July 2, 2005			December 31, 2004
	Gross		Weighted -Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$62,221	$24,888	11 years	$64,814	$22,812	11 years
Capitalized software	75,544	41,823	3 years	66,186	35,384	3 years
Licenses	9,672	4,637	9 years	9,500	4,122	10 years
Patents and other intangibles	10,772	3,399	8 years	9,829	2,762	8 years

Total	$158,209	$74,747	7 years	$150,329	$65,080	7 years

     For the three months ended July 2, 2005 and July 3, 2004, amortization expense for intangible assets was $5.1 million and $4.5 million, respectively. For the six months ended July 2, 2005 and July 3, 2004, amortization expense for intangible assets was $10.4 million and $8.9 million, respectively. Amortization expense for intangible assets is estimated to be approximately $20.7 million for each of the next five years. Foreign currency translation decreased gross carrying amount and accumulated amortization for intangible assets by approximately $2.7 million and $0.7 million, respectively, during the six months ended July 2, 2005.
5.	Debt
In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility and a $450.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. At July 2, 2005 and December 31, 2004, the Company had aggregate borrowings under the Credit Agreement of $610.0 million and $440.0 million, respectively, and an amount available to borrow of $88.2 million and $256.8 million, respectively, after outstanding letters of credit. At July 2, 2005 and December 31, 2004, the $250.0 million term loan was fully drawn and classified as long-term debt.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $122.1 million at July 2, 2005 and $95.7 million at December 31, 2004. At July 2, 2005 and December 31, 2004, related short-term borrowings were $47.4 million at a weighted average interest rate of 3.26% and $16.7 million at a weighted average interest rate of 2.45%, respectively.
Hedging Transactions
Hedges of Net Investments in Foreign Operations
During the second quarter of 2005, the Company hedged its net investment in Yen and Euro foreign affiliates with cross-currency interest rate swaps, with notional values of $26.0 million and $30.0 million, respectively. At July 2, 2005 and December 31, 2004, the notional amounts of outstanding contracts were $30.0 million and $37.0 million, respectively.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     During the second quarter of 2005, the Company hedged its net investment in British pound foreign affiliates with range forward and forward foreign exchange contracts in British pounds. Under the terms of the range forward agreements, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. As of July 2, 2005 and December 31, 2004, the Company had combined range forward and forward foreign exchange contracts outstanding in British pounds with notional amounts of 75.0 million and 45.0 million British pounds, respectively.
     The Company has designated the forward exchange agreements described above as hedges of net investments, and accordingly the changes in fair value associated with these forward exchange agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At July 2, 2005 and December 31, 2004, the Company held forward foreign exchange contracts with notional amounts totaling approximately $71.9 million and $62.9 million, respectively.
6.	Income Taxes
The Company’s effective tax rates for the three months ended July 2, 2005 and July 3, 2004 were 18.7% and 25.2%, respectively. The effective tax rate for the three months ended July 3, 2004 was impacted by the net tax effect of a litigation settlement. The effective tax rate, excluding this item and corresponding tax effect, was 22.0% for the three months ended July 3, 2004. For the quarter ended July 2, 2005, the Company lowered its effective tax rate from 20.0% to 19.3% on a full year basis. This is attributable to the Company’s quarterly assessment of projected full year taxable income by jurisdiction. The decrease in effective tax rates for the three months ended July 2, 2005 from July 3, 2004, excluding the previously described items, is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.
     The Company’s effective tax rates for the six months ended July 2, 2005 and July 3, 2004 were 19.3% and 23.2%, respectively. The effective tax rate for the six months ended July 3, 2004 was impacted by the net tax effect of certain litigation charges and settlements. The effective tax rate, excluding these items and corresponding tax effects, was 22.0% for the six months ended July 3, 2004. The decrease in effective tax rates for the six months ended July 2, 2005 from July 3, 2004, excluding the previously described items, is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.
     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. On July 12, 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of IRS guidance. During the third quarter of 2005, the Company will record a tax liability of approximately $22.0 million to $28.0 million for the federal, state and foreign taxes related to such repatriation.
7.	Patent Litigation
Applera Corporation:
On March 2, 2004, the Company and MDS, Inc., through its Applied Biosystems/MDS Sciex Instruments partnership, and Applera Corporation — Applied Biosystems entered into a settlement agreement (the “Applera Settlement Agreement”) with respect to the various civil actions pending against each of them, both in the United States and internationally. Stipulations of Dismissal or their foreign equivalents (the “Stipulations”) with respect to the disposal of all such actions have been entered in the applicable courts and tribunals in each of the United States, the United Kingdom, Canada and Japan.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The accrued patent litigation expenses in the consolidated balance sheets as of July 2, 2005 and December 31, 2004 were zero and $0.1 million, respectively. There were no charges in the consolidated statements of operations for the six months ended July 2, 2005 and July 3, 2004 related to this case.
Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain Company products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for December 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower Court’s ruling of non-infringement. The damages trial scheduled for March 2005 has been postponed pending this appeal and rescheduled for December 2005. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004 the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004 the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. The Company is currently assessing the impact of this new action.
     The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suits since the Company believes that the loss contingencies are not probable. The accrued patent litigation expense in the consolidated balance sheets at July 2, 2005 and December 31, 2004 were $3.0 million and $4.5 million, respectively, for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability since December 31, 2004 is attributable to payments of legal fees directly associated with the cases.
8.	Restructuring and Other Unusual Charges, net
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of whom have left the Company. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort. The Company’s 2004 restructuring liability was zero at July 2, 2005 and December 31, 2004.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations was to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, all of whom have left the Company. In addition, the Company originally committed to closing four sales and distribution facilities, two of which were closed as of December 31, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated. The Company’s 2002 integration restructuring liability was zero at July 2, 2005 and December 31, 2004.
9.	Earnings Per Share
Basic and diluted earnings per share calculations are detailed as follows (in thousands):

	Three Months Ended July 2, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$54,065	116,092	$0.47

Effect of dilutive securities:
Options and restricted stock outstanding		1,616
Options exercised and cancellations		14

Net income per diluted common share	$54,065	117,722	$0.46

	Three Months Ended July 3, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$59,751	118,691	$0.50

Effect of dilutive securities:
Options and restricted stock outstanding		3,828
Options exercised and cancellations		301

Net income per diluted common share	$59,751	122,820	$0.49

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six Months Ended July 2, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$100,660	117,405	$0.86

Effect of dilutive securities:
Options and restricted stock outstanding		1,988
Options exercised and cancellations		63

Net income per diluted common share	$100,660	119,456	$0.84

	Six Months Ended July 3, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$100,596	119,439	$0.84

Effect of dilutive securities:
Options and restricted stock outstanding		3,538
Options exercised and cancellations		457

Net income per diluted common share	$100,596	123,434	$0.81

     For both the three months and six months ended July 2, 2005, the Company had 3.2 million stock option securities that were antidilutive. For both the three months and six months ended July 3, 2004, the Company had 1.4 million stock option securities that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10.	Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$54,065	$59,751	$100,660	$100,596
Other comprehensive income (loss):
Foreign currency translation adjustments	(21,152)	(10,308)	(33,967)	(3,841)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	5,153	2,104	8,053	1,997
Unrealized gains (losses) on investment, net of tax	153	(607)	(445)	(187)

Comprehensive income	$38,219	$50,940	$74,301	$98,565

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
11.	Retirement Plans
The components of net periodic pension cost related to the U.S. Waters Retirement Plan are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$1,571	$1,383	$3,142	$2,766
Interest cost	961	847	1,922	1,694
Expected return on plan assets	(1,043)	(743)	(2,086)	(1,486)
Net amortization
Prior service cost	(25)	(25)	(50)	(50)
Net actuarial loss	257	212	514	424

Net periodic pension cost	$1,721	$1,674	$3,442	$3,348

     For the three months and six months ended July 2, 2005, the Company made no contributions to the Waters Retirement Plan (“the Plan”). During fiscal year 2005, the Company expects to contribute approximately $6.5 million to the Plan.
     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$310	$264	$620	$528
Interest cost	189	164	378	328
Expected return on plan assets	(128)	(108)	(256)	(216)
Net amortization
Prior service cost	—	—	—	—
Net actuarial loss	14	3	28	6

Net periodic pension cost	$385	$323	$770	$646

12.	Business Segment Information
The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
     Waters Division is in the business of designing, manufacturing, distributing and servicing LC instruments, columns, other consumables and mass spectrometry instruments that can be integrated and used along with other analytical instruments. Additionally, as a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division entered the laboratory informatics market (“Laboratory Informatics”), which consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrument test methods. TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two divisions are its operating segments, which have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
13.	Recent Accounting Standards Changes and Developments
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation is not expected to have a material impact on the Company’s results of operations or financial position.
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
     In April 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). As noted above, the adoption of SFAS No. 123(R), as applied using standards set forth in SAB 107, will have a material impact on the Company’s results of operations and financial position.
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
Beginning in 2005, the Waters Division has included single quadrupole instruments within its reported mass spectrometry (“MS”) instrument system revenues. These had previously been categorized as high performance liquid chromatography (“HPLC”) instrument systems. In addition, service revenues for liquid chromatography (“LC”) and MS have been consolidated into a single service revenue classification. These changes were made to reflect current business reporting subsequent to the consolidation of the Waters Division’s LC and MS organizations. All product line and service sales and sales growth percentages reported for the periods herein for Waters Division reflect the new classifications as described above. The sales amounts that were reclassified between LC and MS generally offset each other such that the relative proportions of sales classified as LC and MS remained unchanged.
Business and Financial Overview:
Sales grew 9% for the three month period ended July 2, 2005 (the “2005 Quarter”) over the three month period ended July 3, 2004 (the “2004 Quarter”). Sales grew 7% for the six month period ended July 2, 2005 (the “2005 Period”) over the six month period ended July 3, 2004 (the “2004 Period”). Currency translation effect accounted for approximately 1% of that sales growth for both the 2005 Quarter and 2005 Period.
     During the first quarter of 2005, the Company experienced weakness in its European business predominantly as a result of the delayed release of capital budgets by the Company’s large pharmaceutical customers. During the 2005 Quarter, the Company’s European business strengthened as certain delayed orders for the Company’s products were released. The Company believes that business in Europe is likely to continue to improve and that Europe is likely to finish the year with positive sales growth. Outside of Europe, the Company’s results were generally in-line with management’s expectations. Business growth was strongest in India, North America and Latin America. While pharmaceutical sales grew during the 2005 Quarter, management believes that many large pharmaceutical accounts are continuing to delay the release of capital budgets until the second half of 2005.
     Sales to industrial customers grew 4% in the 2005 Quarter and 7% in the 2005 Period. The TA Instruments Division (“TA”), a business with a heavy industrial focus, delivered sales growth of 6% for the 2005 Quarter and sales growth of 11% in the 2005 Period. Management anticipates that this positive trend in industrial spending is likely to continue throughout the year.
     With respect to the Waters Division, sales of LC, including HPLC and Ultra Performance Liquid Chromatography (“UPLC”), grew 10% in the 2005 Quarter, primarily due to higher ACQUITY UPLC™ shipments and strong service and LC consumables growth.
     The Quattro Premier™ XE was one of the new MS products that the Company introduced at the American Society of Mass Spectrometry (“ASMS”) conference in June 2005 and it began shipping in the 2005 Quarter. This new instrument is the highest performance tandem quadrupole system the Company has designed. In the Q-Tof product line, the Company began shipping its new Protein Expression system in the 2005 Quarter. Shipments of these new products were offset by declines in sales of magnetic sector and MALDI Tof devices, resulting in MS sales growth of 5% for the 2005 Quarter.
     Sales of Laboratory Informatics products, a business that is heavily influenced by pharmaceutical spending, decreased by approximately $1.1 million in the 2005 Quarter compared to the 2004 Quarter. Sales of these products continue to be below management’s expectations. However, the Company believes there is a viable market for these products and continues to pursue growth opportunities in this business.
     Operating income was $67.0 million in the 2005 Quarter, a decrease of $11.9 million from $78.9 million in the 2004 Quarter. The 2004 Quarter included a $17.1 million gain from a judgment related to patent litigation with Perkin-Elmer Corporation. The net increase in operating income of $5.2 million, excluding that gain, is primarily a result of the increase in sales and gross profit, offset somewhat by higher selling and administrative expenses.
     Operating income was $124.8 million in the 2005 Period, a decrease of $4.9 million from $129.7 million in the 2004 Period. The 2004 Period included a $17.1 million gain from a judgment related to patent litigation with Perkin-Elmer Corporation and a litigation provision of $7.8 million related to ongoing patent litigation with Hewlett-Packard Corporation. The net increase in operating income of $4.4 million, excluding the litigation gain and provision, is primarily a result of the increase in sales and gross profit, offset somewhat by higher selling and administrative expenses.
     Operating cash flows for the 2005 Period increased to $163.1 million from $128.1 million in the 2004 Period. The increase is primarily due to the decrease in accounts receivable, a reduction in the change in accrued litigation and an increase in deferred revenue. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2005 Period were $26.7 million compared to $35.9 million in the 2004 Period. The decrease in capital expenditures in the 2005 Period is attributable to a purchase of a building in the 2004 Period.

     The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. Currently, however, management expects to continue to apply the Company’s strong cash generation to repurchasing shares of Company stock through the $500.0 million program authorized by the Company’s Board of Directors in October 2004. During the 2005 Quarter, the Company purchased 2.5 million shares of its common stock for an aggregate of $100.1 million. As of July 2, 2005, the Company had repurchased an aggregate of 6.8 million shares of its common stock under this program for an aggregate of $304.9 million. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.
Results of Operations:
Sales:
Sales for the 2005 Quarter and the 2005 Period were $284.6 million and $552.9 million, respectively, compared to $260.5 million for the 2004 Quarter and $515.6 million for the 2004 Period, an increase of 9% for the 2005 Quarter and 7% for the 2005 Period. Currency translation accounted for approximately 1% of that sales growth in both the 2005 Quarter and 2005 Period primarily due to the strengthening of the Euro, British pound, Japanese Yen and Canadian dollar. Product sales were $204.2 million and $395.8 million in the 2005 Quarter and 2005 Period, respectively, compared to $187.7 million and $373.9 million in the 2004 Quarter and 2004 Period, respectively, an increase of 9% for the 2005 Quarter and 6% for the 2005 Period. The increase in product sales, aside from the effect of foreign currency translation, is primarily due to the continued strength of the HPLC, MS and TA sales growth in the 2005 Quarter and 2005 Period. Service sales were $80.5 million and $157.2 million in the 2005 Quarter and 2005 Period, respectively, compared to $72.8 million and $141.7 million in the 2004 Quarter and 2004 Period, respectively, an increase of 11% for both the 2005 Quarter and the 2005 Period. The increase, aside from the effect of foreign currency translation, is primarily attributable to growth in the Company’s installed base of instruments and sales of service contracts.
     The following commentary discusses the Company’s sales performance by product line excluding the effects of currency translation.
     Within the Waters Division, LC sales grew approximately 10% in the 2005 Quarter and 6% in the 2005 Period. Chemistry grew approximately 11% in the 2005 Quarter and 8% in the 2005 Period. Service grew 11% in the 2005 Quarter and 9% in the 2005 Period due to increased sales of service plans to the higher installed base of customers. LC instrument sales grew 10% in the 2005 Quarter compared with the 2004 Quarter and 3% in the 2005 Period. The increase in instrument sales during the 2005 Quarter is primarily attributable to higher sales to pharmaceutical and life science customers and higher sales of ACQUITY UPLC. Geographically, LC sales in the U.S., Europe, Asia and Japan strengthened approximately 6%, 11%, 11% and 8%, respectively, in the 2005 Quarter and 4%, 4%, 4% and 6%, respectively, in the 2005 Period.
     Within the Waters Division, MS sales grew approximately 5% in the 2005 Quarter and the 2005 Period. Sales in the U.S. and Europe grew 29% and 4%, respectively, in the 2005 Quarter, while sales in Asia and Japan declined by 25% and 15%, respectively. Sales in the U.S. grew 21% in the 2005 Period, while sales in Europe, Asia and Japan declined by 1%, 9%, and 1%, respectively. Growth in the U.S. and Europe during the 2005 Quarter is largely due to sales growth of the tandem quadrupole and Q-Tof systems. Offsetting this growth in the quarter were declines in magnetic sector instrument revenues.
     Within the Waters Division, sales of Laboratory Informatics products were $4.3 million in the 2005 Quarter and $8.7 million in the 2005 Period, compared to $5.4 million in the 2004 Quarter and $10.3 million in the 2004 Period.
     Within the TA Instruments Division, sales continued to be strong with sales growth of 5% for the 2005 Quarter and 10% for the 2005 Period. TA product and service sales grew 3% and 12%, respectively, in the 2005 Quarter and 8% and 16%, respectively, in the 2005 Period. Geographically, growth in the TA business for the 2005 Quarter was predominantly in Asia and Europe, with increased spending by core industrial chemical and pharmaceutical companies. The Company established a direct operation in China in the third quarter of 2004 which augmented Asia’s growth in the 2005 Quarter and the 2005 Period.
Gross Profit:
Gross profit for the 2005 Quarter and 2005 Period was $167.6 million and $324.1 million, respectively, compared to $154.3 million and $301.9 million for the 2004 Quarter and 2004 Period, respectively, an increase of 9% for the quarter and 7% for the period, respectively. Gross profit as a percentage of sales decreased to 58.9% in the 2005 Quarter from 59.2% in the 2004 Quarter. The decline in gross profit margins in the 2005 Quarter is due to the change in sales mix and the impact of a planned reduction in inventory levels. Gross profit as a percentage of sales for both the 2005 and 2004 Periods was 58.6%.

Selling and Administrative Expenses:
Selling and administrative expenses for the 2005 Quarter and 2005 Period were $82.9 million and $163.5 million, respectively, compared to $75.8 million for the 2004 Quarter and $147.3 million for the 2004 Period. Selling and administrative expense as a percentage of sales for both the 2005 and 2004 Quarters was 29.1%. The $7.1 million or 9% increase in total selling and administrative expenses for the 2005 Quarter is primarily attributable to an increase of approximately $1.9 million as a result of currency translation and an increase attributable to annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $4.6 million. As a percentage of sales, selling and administrative expenses increased to 29.6% for the 2005 Period compared to 28.6% in the 2004 Period. The $16.2 million or 11% increase in total selling and administrative expenses for the 2005 Period is attributable primarily to the following: an increase of approximately $3.9 million as a result of currency translation, an increase of approximately $1.7 million related to Sarbanes-Oxley compliance expenses; an increase attributable to annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $8.7 million; an increase in travel expenses of $3.3 million and an increase in expenses associated with a new building in Milford, Massachusetts acquired in the prior year. The impact of these increases was offset by lower management incentive compensation expense. Management believes that selling and administrative expenses will grow at, or slightly above, the rate of sales growth for the full year.
Research and Development Expenses:
Research and development expenses were $16.5 million for the 2005 Quarter and $33.2 million for the 2005 Period compared to $15.7 million for the 2004 Quarter and $31.8 million for the 2004 Period, an increase of 5% for the 2005 Quarter and the 2005 Period. Research and development expenses increased $0.8 million for the 2005 Quarter and $1.4 million for the 2005 Period due primarily to the merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs, and currency translation.
Litigation Provisions:
The Company recorded the benefit of a litigation judgment in the 2004 Quarter in the amount of $17.1 million and a provision of $7.8 million in the first quarter of 2004. The judgment benefit received in the 2004 Quarter is related to the conclusion of the Company’s litigation with Perkin-Elmer Corporation. The provision in the 2004 Period is related to the ongoing patent infringement litigation with Hewlett-Packard Corporation. There were no charges incurred in the 2005 Quarter and 2005 Period related to these cases.
Interest Expense:
Interest expense was $5.8 million for the 2005 Quarter and $9.9 million for the 2005 Period, compared to $1.9 million for the 2004 Quarter and $3.8 million for the 2004 Period. The increase of $3.9 million for the 2005 Quarter and $6.1 million for the 2005 Period is due primarily to interest expense on additional borrowings against the Company’s credit facilities to fund the stock repurchase program.
Interest Income:
Interest income was $5.3 million for the 2005 Quarter and $9.8 million for the 2005 Period, compared to $2.9 million for the 2004 Quarter and $5.0 million for the 2004 Period. The increase in interest income for the 2005 Quarter and the 2005 Period is primarily attributable to increases in the Company’s cash balances.
Provision for Income Taxes:
The Company’s effective tax rates for the three months ended July 2, 2005 and July 3, 2004 were 18.7% and 25.2%, respectively. The effective tax rate for the three months ended July 3, 2004 was impacted by the net tax effect of a litigation settlement. The effective tax rate, excluding this item and corresponding tax effect, was 22.0% for the three months ended July 3, 2004. For the quarter ended July 2, 2005, the Company lowered its effective tax rate from 20.0% to 19.3% on a full year basis. This is attributable to the Company’s quarterly assessment of projected full year taxable income by jurisdiction. The decrease in effective tax rates for the three months ended July 2, 2005 from July 3, 2004, excluding the previously described items, is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.
     The Company’s effective tax rates for the six months ended July 2, 2005 and July 3, 2004 were 19.3% and 23.2%, respectively. The effective tax rate for the six months ended July 3, 2004 was impacted by the net tax effect of certain litigation charges and settlements. The effective tax rate, excluding these items and corresponding tax effects, was 22.0% for the six months ended July 3, 2004. The decrease in effective tax rates for the six months ended July 2, 2005 from July 3, 2004, excluding the previously described items, is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.

     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. On July 12, 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of IRS guidance. During the third quarter of 2005, the Company will record a tax liability of approximately $22.0 million to $28.0 million for the federal, state and foreign taxes related to such repatriation. It is expected that a majority of this tax liability will be paid during the fourth quarter of 2005 and the first quarter of 2006.
Impact of New Accounting Pronouncements:
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payments” (“SFAS 123R”) which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. This charge will be allocated to line items within the statement of operations based on underlying employee service. The Company will begin recognizing these charges in fiscal year 2006. The final standard allows alternative methods for determining fair value. The Company is considering alternative equity compensation structures as well as valuation methods. The adoption of SFAS 123R will have a material impact on the Company’s results of operations in various line items within the statements of operations. Due to the alternatives being considered, management is unable to quantify the future impact on results of operations.
Liquidity and Capital Resources
     Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004
Net income	$100,660	$100,596
Depreciation and amortization	22,170	19,438
Tax benefit related to stock option exercises	2,990	16,268
Change in accounts receivable	25,130	(7,991)
Change in inventories	(9,130)	(6,544)
Change in accounts payable and other current liabilities	(7,189)	3,337
Change in deferred revenue and customer advances	18,886	11,883
Change in accrued litigation	(1,616)	(15,310)
Other changes in operating activities	11,153	6,466

Net cash provided by operating activities	163,054	128,143

Net cash used in investing activities	(26,651)	(77,413)

Net cash provided by (used in) financing activities	(44,877)	10,815

Effect of exchange rate changes on cash and cash equivalents	(15,369)	1,653

Increase in cash and cash equivalents	$76,157	$63,198

Net cash provided from operating activities was $163.1 million and $128.1 million in the 2005 Period and 2004 Period, respectively. The primary sources of net cash provided from operating activities were net income, the adding back of depreciation and amortization, the reduction of accounts receivable, and the increase in deferred revenue. Included in the net income for the 2004 Period was $17.1 million in proceeds for the Perkin-Elmer litigation judgment. Depreciation and amortization increased in the 2005 Period primarily from the effect of the purchase of a new building in Milford, Massachusetts. The change in accounts receivable in 2005 Period compared to the 2004 Period is primarily attributable to the timing of payments made by customers which resulted in the days-sales-outstanding (“DSO”) decreasing to 73 days at July 2, 2005 from 78 days at July 3, 2004. Currency translation decreased DSO by approximately one day in the 2005 Period.

     The changes in accounts payable and other current liabilities in the 2005 Period versus the 2004 Period are primarily due to higher incentive compensation payments made in the 2005 Period based on 2004 results. The change in accounts payable and other current liabilities was also impacted by the lower accounts payable balance, which was offset by increases in tax liabilities resulting from the timing of estimated tax payments. The increases in deferred revenue and customer advances are from invoicing for annual service contracts at the beginning of each fiscal year and overall growth in the service business. The reduction in the change in accrued litigation is primarily a result of an $18.1 million payment made in the 2004 Period regarding the Applera litigation, offset by a $7.8 million provision, also made in the 2004 Period, related to the Hewlett-Packard litigation.
     Net cash used in investing activities totaled $26.7 million and $77.4 million in the 2005 Period and 2004 Period, respectively. Additions to fixed assets and intangible assets were $26.7 million in the 2005 Period and $35.9 million in the 2004 Period. Included in the 2004 Period was a 250 thousand square foot building purchase adjacent to the Company’s headquarters for $18.1 million. The remaining increase is primarily a result of recent expansion efforts related to multiple facilities to accommodate future growth. Cash paid for business acquisitions, net of cash acquired were zero and $41.5 million in the 2005 Period and the 2004 Period, respectively.
     With respect to cash provided by (used in) financing activities, the Company repurchased 4.2 million shares of its common stock for an aggregate of $175.0 million during the 2004 Period. On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the outstanding shares and that the Company is likely to have adequate financial flexibility to fund these share repurchases given current cash and debt levels. As of July 2, 2005, 6.8 million shares have been purchased under this plan for an aggregate of $304.9 million of which $248.6 million was paid in the 2005 Period. The Company received $11.2 million of proceeds from other financing activities in the 2005 Period from the exercise of stock options and the purchase of shares pursuant to its employee stock purchase plans. The Company also made net payments of $8.2 million on derivative contracts. The Company received $21.6 million of proceeds from other financing activities in the 2004 Period from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.
     The Company had net borrowings at the end of the 2005 Period of $657.4 million, primarily relating to borrowings in the U.S. under the Company’s syndicated committed Credit Agreement (the “Credit Agreement”), dated December 2004. The Credit Agreement provides a $250.0 million term loan facility and a $450.0 million revolving facility which includes both a letter of credit and a swingline subfacility. The Company increased its net borrowings of bank debt by $200.8 million and $163.2 million during the 2005 Period and 2004 Period, respectively.
     The Company believes that the cash and cash equivalent balance of $615.2 million at the end of the 2005 Period and expected cash flow from operating activities together with borrowings available from the Credit Agreement and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, acquisitions, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources will be sufficient to meet operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company reviewed its contractual obligations and commercial commitments as of July 2, 2005, and determined that there were no significant changes.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters will not be material to its financial position or results of operations.
     During fiscal year 2005, the Company expects to contribute approximately $6.5 million to the Company’s retirement plans in the third quarter of 2005. No payments were made in the 2005 Period.
     The Company also anticipates paying a majority of the tax liability related to the recently adopted $500.0 million dividend repatriation under AJCA in the fourth quarter of 2005 and the first quarter of 2006. It is estimated that this tax liability will be between $22.0 million and $28.0 million.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in the Credit Agreement, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company’s most critical accounting policies and estimates upon which its financial status depends, were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2005 Period. The Company did not make any changes in those policies during the 2005 Period.
Forward-Looking Information
Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
The statements included in this quarterly report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding future results and events, including statements regarding expected financial results, future growth and customer demand and uncertainty relating to patent litigation that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies, introduction of competing products, such as improved research-grade mass spectrometers, by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in distribution of the Company’s products, changes in the healthcare market and the pharmaceutical industry, loss of market share through competition, potential product liability or other claims against the Company as a result of the use of its products, risks associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results . Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”), which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the six months ended July 2, 2005. For additional information regarding the Company’s market risk as of December 31, 2004, refer to Item 7a of Part I of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC.

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
(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended July 2, 2005. For additional information, refer to Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended July 2, 2005 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum Dollar
	(a) Total		Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Programs (3)

April 3 to 30, 2005	350	$38.95	350	$281,588
May 1 to 28, 2005	1,475	39.77	1,475	222,927
May 29 to July 2, 2005	720	38.66	720	195,093

Total	2,545	$39.34	2,545	$195,093

(1)	To date the Company has purchased an aggregate of 6.8 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) authorized on October 25, 2004.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2006.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $195.1 million at July 2, 2005.
Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
The Waters Corporation annual meeting of stockholders was held on May 4, 2005, at which the following matters were submitted to a vote of security holders: 1) the election of directors of the Company; and 2) ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. As of March 15, 2005, the record date for that meeting, there were 117,741,488 shares of Waters Corporation common stock entitled to vote at the meeting. At that meeting, the holders of 102,568,783 shares were represented in person or by proxy, constituting a quorum. At that meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Against	Abstain
Election of Directors:
For Joshua Bekenstein	98,104,369	4,464,414
For Michael J. Berendt, Ph.D.	100,411,640	2,157,143
For Douglas A. Berthiaume	97,837,255	4,731,528
For Edward Conard	93,114,246	9,454,537
For Laurie H. Glimcher, M.D.	100,407,736	2,161,047
For William J. Miller	98,224,637	4,344,146
For Thomas P. Salice	93,370,952	9,197,831
Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	100,927,093
Against	805,283
Abstain	836,407
No-Vote	—
Item 5. Other Information
Not Applicable
Item 6. Exhibits
A.	Exhibits

Exhibit 10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.

Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WATERS CORPORATION AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2005	Waters Corporation

/s/ John Ornell

John Ornell
Authorized Officer, Vice President, Finance and
Administration and Chief Financial Officer