Form 10-Q/A
period 2005-07-02
WATERS CORP /DE/
filed 2005-09-16
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Number of shares outstanding of the Registrant’s common stock as of September 14, 2005: 111,241,448.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005
INTRODUCTORY NOTE
Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended, the following is an amendment on Form 10-Q/A of Waters Corporation for the quarterly period ended July 2, 2005. This amendment is being filed to amend (i) Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” to report the results of the vote with respect to Proposal 3 (Amendment of 2003 Equity Incentive Plan) and Proposal 4 (Ratification and Approval of Management Incentive Plan) set forth therein and (ii) Part II, Item 6, “Exhibits,” to file new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005
INDEX

		Page

Introductory Note		2

Index		3

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 6.	Exhibits	4

SIGNATURE		5

EXHIBITS		6
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO

Part II: OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Waters Corporation annual meeting of stockholders was held on May 4, 2005, at which the following matters were submitted to a vote of security holders:

(1)	the election of directors of the Company;
(2)	ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005;
(3)	the amendment of the Company’s 2003 Equity Incentive Plan pursuant to which the number of shares available for issuance thereunder shall be increased by 3,800,000 shares from 5,697,290 to 9,497,290; and
(4)	the ratification and approval of the Company’s Management Incentive Plan.
As of March 15, 2005, the record date for that meeting, there were 117,741,488 shares of Waters Corporation common stock entitled to vote at the meeting. At that meeting, the holders of 102,568,783 shares were represented in person or by proxy, constituting a quorum. At that meeting, the vote with respect to the matters proposed to the stockholders was as follows:
Matter 1 Election of directors:

	FOR	WITHHELD	AGAINST	ABSTAIN
Joshua Bekenstein	98,104,369	4,464,414
Michael J. Berendt, Ph.D.	100,411,640	2,157,143
Douglas A. Berthiaume	97,837,255	4,731,528
Edward Conard	93,114,246	9,454,537
Laurie H. Glimcher, M.D.	100,407,736	2,161,047
William J. Miller	98,224,637	4,344,146
Thomas P. Salice	93,370,952	9,197,831
Matter 2 Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005:

FOR	100,927,093
AGAINST	805,283
ABSTAIN	836,407
NO-VOTE	—
Matter 3 Amendment of 2003 equity incentive plan:

FOR	89,665,589
AGAINST	12,168,844
ABSTAIN	734,350
NO-VOTE	—
Matter 4 Ratification and approval of management incentive plan:

FOR	95,567,082
AGAINST	6,149,952
ABSTAIN	851,749
NO-VOTE	—
Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

WATERS CORPORATION AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 16, 2005	Waters Corporation

/s/ John Ornell
John Ornell
Authorized Officer, Vice President, Finance and Administration and Chief Financial Officer

5