Form 10-Q
period 2005-10-01
WATERS CORP /DE/
filed 2005-11-04
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005
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
          Yes ☑                               No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐                               No ☑
Number of shares outstanding of the Registrant’s common stock as of November 2, 2005: 110,672,573.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	October 1, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$488,903	$539,077
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,854 and $7,100 at October 1, 2005 and December 31, 2004, respectively	221,857	271,731
Inventories	140,965	139,900
Other current assets	18,548	23,176

Total current assets	870,273	973,884

Property, plant and equipment, net of accumulated depreciation of $156,835 and $151,462 at October 1, 2005 and December 31, 2004, respectively	139,943	135,908
Intangible assets, net	83,418	85,249
Goodwill	224,849	228,537
Other assets	36,280	36,848

Total assets	$1,354,763	$1,460,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$403,791	$206,663
Accounts payable	42,045	46,180
Accrued employee compensation	22,673	33,709
Deferred revenue and customer advances	75,514	66,783
Accrued retirement plan contributions	9,750	10,655
Accrued income taxes	89,971	49,120
Accrued other taxes	8,513	12,547
Accrued warranty	11,103	10,565
Accrued litigation	2,941	4,652
Other current liabilities	43,429	52,116

Total current liabilities	709,730	492,990
Long-term liabilities:
Long-term debt	250,000	250,000
Long-term portion of post retirement benefits	31,941	30,980
Other long-term liabilities	8,459	7,770

Total long-term liabilities	290,400	288,750

Total liabilities	1,000,130	781,740

Commitments and contingencies (Notes 6, 7, 8, 9 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 4,000 shares authorized, none issued at October 1, 2005 and December 31, 2004	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 142,246 and 141,367 shares issued (including treasury shares) at October 1, 2005 and December 31, 2004, respectively	1,422	1,414
Additional paid-in capital (Note 7)	390,769	366,224
Retained earnings	1,028,959	902,582
Treasury stock, at cost, 31,393 and 21,532 shares at October 1, 2005 and December 31, 2004, respectively	(1,098,358)	(655,161)
Deferred compensation	(294)	(157)
Accumulated other comprehensive income	32,135	63,784

Total stockholders’ equity	354,633	678,686

Total liabilities and stockholders’ equity	$1,354,763	$1,460,426

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	October 1, 2005	October 2, 2004
Product sales	$193,084	$190,517
Service sales	79,947	74,291

Total net sales	273,031	264,808

Cost of product sales	76,098	74,235
Cost of service sales	39,410	36,774

Total cost of sales	115,508	111,009

Gross profit	157,523	153,799

Selling and administrative expenses	76,645	71,967

Research and development expenses	16,982	17,001

Purchased intangibles amortization	1,241	1,228

Restructuring and other unusual charges, net (Note 9)	—	(158)

Operating income	62,655	63,761

Interest expense	(6,599)	(2,564)

Interest income	4,630	3,009

Income from operations before income taxes	60,686	64,206

Provision for income taxes (Note 7)	34,969	12,266

Net income	$25,717	$51,940

Net income per basic common share	$0.23	$0.43

Weighted average number of basic common shares	112,981	119,519

Net income per diluted common share	$0.22	$0.42

Weighted average number of diluted common shares and equivalents	114,942	122,597
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Product sales	$588,848	$564,410
Service sales	237,118	215,972

Total net sales	825,966	780,382

Cost of product sales	227,039	217,374
Cost of service sales	117,336	107,289

Total cost of sales	344,375	324,663

Gross profit	481,591	455,719

Selling and administrative expenses	240,101	219,234

Research and development expenses	50,214	48,766

Purchased intangibles amortization	3,789	3,578

Litigation settlement and provisions (Note 8)	—	(9,277)

Restructuring and other unusual charges, net (Note 9)	—	(54)

Operating income	187,487	193,472

Interest expense	(16,511)	(6,329)

Interest income	14,443	8,000

Income from operations before income taxes	185,419	195,143

Provision for income taxes (Note 7)	59,042	42,607

Net income	$126,377	$152,536

Net income per basic common share	$1.09	$1.28

Weighted average number of basic common shares	115,923	119,452

Net income per diluted common share	$1.07	$1.24

Weighted average number of diluted common shares and equivalents	117,943	123,168
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net income	$126,377	$152,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	3,702	207
Provisions on inventory	4,272	4,037
Deferred income taxes	(508)	(124)
Depreciation	17,591	16,288
Stock-based compensation	697	56
Amortization of intangibles	15,537	13,757
Tax benefit related to stock option exercises	2,761	26,560

Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	31,548	(12,852)
Increase in inventories	(12,256)	(15,940)
Decrease (increase) in other current assets	4,889	(1,152)
(Increase) decrease in other assets	(2,171)	2,296
Increase in accounts payable and other current liabilities	38,597	9,645
Increase in deferred revenue and customer advances	10,559	7,105
Decrease in accrued litigation	(4,652)	(15,611)
Increase in other liabilities	2,053	4,157

Net cash provided by operating activities	238,996	190,965

Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(38,563)	(47,381)
Business acquisitions, net of cash acquired	—	(42,369)

Net cash used in investing activities	(38,563)	(89,750)

Cash flows from financing activities:
Net borrowings of bank debt	197,128	146,388
Proceeds from stock plans	15,959	38,845
Purchase of treasury shares	(443,197)	(174,996)
Net (payments) proceeds from debt swaps and other dervatives contracts	(1,515)	882

Net cash (used in) provided by financing activities	(231,625)	11,119

Effect of exchange rate changes on cash and cash equivalents	(18,982)	2,056

(Decrease) increase in cash and cash equivalents	(50,174)	114,390

Cash and cash equivalents at beginning of period	539,077	356,781

Cash and cash equivalents at end of period	$488,903	$471,171

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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2005 and 2004 ended on October 1, 2005 and October 2, 2004, respectively.
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
Stock-Based Compensation:
The Company has five stock-based compensation plans. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. No compensation expense has been recognized at the grant date for its fixed employee stock option plans, except as noted below, or its employee stock purchase plan since all stock based compensation awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded, related to restricted stock awards, except as noted below, was immaterial for the three months and nine months ended October 1, 2005 and October 2, 2004.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, for the Company’s five stock-based compensation plans (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Compensation Expense – Fair Value Method	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income, as reported	$25,717	$51,940	$126,377	$152,536
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,961)	(10,240)	(17,776)	(21,967)

Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	31	15	514	44

Pro forma net income	$19,787	$41,715	$109,115	$130,613

Earnings per share:
Basic – as reported	$0.23	$0.43	$1.09	$1.28
Basic – pro forma	$0.18	$0.35	$0.94	$1.09

Diluted – as reported	$0.22	$0.42	$1.07	$1.24
Diluted – pro forma	$0.17	$0.34	$0.93	$1.06
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
     On May 4, 2005, the Company approved an amendment to accelerate the vesting of approximately 12 thousand unvested stock options and to extend the expiration date of approximately 36 thousand stock options granted to a retiring non-employee director of the Company. The Company also approved an amendment to accelerate the vesting of 2 thousand shares of the Company’s restricted common stock granted to the same director. Under APB 25 and FIN 44 these modifications resulted in a charge which was recorded in selling and administrative expense in the consolidated statements of operations of approximately $0.5 million for the nine months ended October 1, 2005.
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The following is a rollforward of the Company’s accrued warranty liability for the nine months ended October 1, 2005 and October 2, 2004 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability
October 1, 2005	$10,565	$13,911	$(13,373)	$11,103
October 2, 2004	$11,051	$13,746	$(15,118)	$9,679
Stockholders’ Equity:
On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period.
     On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the three months ended October 1, 2005, the Company purchased 4.3 million shares of its common stock for an aggregate of $194.6 million, thus effectively completing its $500.0 million stock repurchase program. During the nine months ended October 1, 2005, the Company repurchased 9.9 million shares of its common stock for $443.2 million. The Company repurchased an aggregate of 11.1 million shares of its common stock under this program for an aggregate of $499.5 million.
     On May 6, 2003, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of its outstanding common shares over a two-year period. The Company repurchased 4.3 million shares of its common stock for $175.0 million during the nine months ended October 2, 2004, thus effectively completing its $400.0 million stock buyback program. The total shares purchased under this program were 11.8 million.
     The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.
2. Inventories
Inventories are classified as follows (in thousands):

	October 1, 2005	December 31, 2004
Raw materials	$49,405	$51,777
Work in progress	13,440	14,125
Finished goods	78,120	73,998

Total inventories	$140,965	$139,900

3. Property, Plant and Equipment
During the nine months ended October 1, 2005, the Company retired and disposed of approximately $9.4 million of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the three and nine months ended October 1, 2005.
4. Acquisitions
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
     The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the NuGenesis acquisition (in thousands).

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
     The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.4 million had been utilized and $0.7 million was reversed in the quarter ended December 31, 2004. The reversal in the fourth quarter of 2004 was due to a change in management’s plan to continue use of a facility lease assumed as part of the acquisition until the end of its term in June 2005.
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

Nine Months Ended
October 2, 2004
Net revenues	$781,698
Net income	149,671
Income per basic common share	1.25
Income per diluted common share	1.22

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
5. Goodwill and Other Intangibles
The carrying amount of goodwill was $224.8 million and $228.5 million at October 1, 2005 and December 31, 2004, respectively. The decrease is attributable to currency translation adjustments of approximately $3.7 million.
     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	October 1, 2005			December 31, 2004
	Gross		Weighted -Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$62,127	$26,093	11 years	$64,814	$22,812	11 years
Capitalized software	80,332	45,144	3 years	66,186	35,384	3 years
Licenses	9,642	4,881	9 years	9,500	4,122	10 years
Patents and other intangibles	11,162	3,727	8 years	9,829	2,762	8 years

Total	$163,263	$79,845	7 years	$150,329	$65,080	7 years

     For the three months ended October 1, 2005 and October 2, 2004, amortization expense for intangible assets was $5.2 million and $4.9 million, respectively. For the nine months ended October 1, 2005 and October 2, 2004, amortization expense for intangible assets was $15.5 million and $13.8 million, respectively. Amortization expense for intangible assets is estimated to be approximately $20.7 million for each of the next five years. Foreign currency translation decreased gross carrying amount and accumulated amortization for intangible assets by approximately $2.9 million and $0.8 million, respectively, during the nine months ended October 1, 2005.
6. Debt
In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility and, subsequent to the amendment discussed below, a $550.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. At October 1, 2005 and December 31, 2004, the Company had aggregate borrowings under the Credit Agreement of $635.0 million and $440.0 million, respectively, and an amount available to borrow of $63.3 million and $256.8 million, respectively, after outstanding letters of credit. At October 1, 2005 and December 31, 2004, the $250.0 million term loan was fully drawn and classified as long-term debt.
     The interest rates applicable to the term loan and revolving loans under the Credit Agreement are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 29.5 basis points and 80.0 basis points. The Credit Agreement weighted-average interest rate at October 1, 2005 and December 31, 2004 was 4.35% and 3.01%, respectively. The Credit Agreement contains various interest coverage, leverage ratio, and negative and affirmative covenants that are customary for investment grade credit facilities. The Company is in compliance with all of these covenants as of October 1, 2005.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $106.2 million at October 1, 2005 and $95.7 million at December 31, 2004. At October 1, 2005 and December 31, 2004, related short-term borrowings were $18.8 million at a weighted-average interest rate of 2.08% and $16.7 million at a weighted-average interest rate of 2.45%, respectively.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     On October 12, 2005, the Company increased the $700.0 million credit facility to $800.0 million as permitted by in the Credit Agreement. The Company plans to use the proceeds of the additional borrowings, if and when utilized, for general corporate purposes as provided for under the Credit Agreement. In addition, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to SFAS 123(R), “Share-Based Payment”. All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same.
Hedging Transactions
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earning associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. On November 2, 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007.
Hedges of Net Investments in Foreign Operations
During the third quarter of 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values of $30.0 million. At October 1, 2005, the notional amounts of outstanding Euro contracts were $30.0 million. At December 31, 2004, the Company hedged its net investments in Yen foreign affiliates with cross-currency interest rate swaps with notional amounts of $37.0 million.
     During the third quarter of 2005, the Company hedged its net investment in British pound foreign affiliates with range forward and forward foreign exchange contracts in British pounds. Under the terms of the range forward agreements, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. As of October 1, 2005 and December 31, 2004, the Company had combined range forward and forward foreign exchange contracts outstanding in British pounds with notional amounts of 25.0 million British pounds and 45.0 million British pounds, respectively.
     The Company has designated the forward exchange agreements described above as hedges of net investments, and accordingly the changes in fair value associated with these forward exchange agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At October 1, 2005 and December 31, 2004, the Company held forward foreign exchange contracts with notional amounts totaling approximately $66.4 million and $62.9 million, respectively.
7. Income Taxes
In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. On July 12, 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to such repatriation in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company expects to make tax payments of $19.0 million during the fourth quarter of 2005 and the first quarter of 2006. The remaining $5.0 million of this tax liability was offset by the tax benefit of a net operating loss carryforward (“NOL”), which was credited to additional paid-in capital in the third quarter of 2005. The tax benefit of the NOL was previously reserved for as a valuation allowance in additional paid-in capital since the NOL was originally associated with non-qualified stock option compensation expense recognized for tax purposes. The tax benefit became realizable as a result of the repatriation in the third quarter of 2005, and accordingly, income taxes payable was reduced and additional paid-in capital was credited for $5.0 million.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The Company’s effective tax rates for the three months ended October 1, 2005 and October 2, 2004 were 57.6% and 19.1%, respectively. Included in the October 1, 2005 effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. Excluding the income tax expense pertaining to the repatriation, the Company’s effective tax rate was 18.1% for the three months ended October 1, 2005. The Company lowered its year-to-date effective tax rate from 19.3% to 18.9% in the three months ended October 1, 2005, excluding the tax effect of the repatriation. The decrease in effective tax rates for the three months ended October 1, 2005 from October 2, 2004, excluding the previously described items, is primarily attributable to the relative increase in income in international jurisdictions with lower effective tax rates. The Company lowered its year-to-date effective tax rate from 22% to 21% in the three months ended October 2, 2004, excluding the tax effect of certain net litigation and restructuring credits. This resulted in an effective tax rate of 19.1% in the quarter ended October 2, 2004.
     The Company’s effective tax rates for the nine months ended October 1, 2005 and October 2, 2004 were 31.8% and 21.8%, respectively. Excluding the income tax expense pertaining to the repatriation, the Company’s effective tax rate was 18.9% for the nine months ended October 1, 2005. The decrease in effective tax rates for the nine months ended October 1, 2005 from October 2, 2004, excluding the previously described items, is primarily attributable to the relative increase in income in international jurisdictions with lower effective tax rates.
8. Patent Litigation
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
     The accrued patent litigation expenses in the consolidated balance sheets as of October 1, 2005 and December 31, 2004 were zero and $0.1 million, respectively. There were no charges in the consolidated statements of operations for the three and nine months ended October 1, 2005 and October 2, 2004 related to this case.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain Company products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal has found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for December 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower Court’s ruling of non-infringement. The damages trial scheduled for March 2005 has been postponed pending this appeal and rescheduled for December 2005. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and on April 12, 2004 the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004 the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. The Company is currently assessing this new action.
     The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits, excluding the effect of the recent suit filed in March 2004. This provision represents management’s best estimate of the probable and reasonably estimable loss related to this litigation. No provision has been made for the Germany suits since the Company believes that the loss contingencies are not probable. The accrued patent litigation expense in the consolidated balance sheets at October 1, 2005 and December 31, 2004 were $2.9 million and $4.5 million, respectively, for the England and France suits. The liability includes a provision of $0.8 million made in 2002. The change in the liability since December 31, 2004 is attributable to payments of legal fees directly associated with the cases.
9. Restructuring and Other Unusual Charges, net
2004 Restructuring:
In January 2004, the Company initiated a restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of whom have left the Company. The provision of $2.1 million represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort. The Company’s 2004 restructuring liability was zero at October 1, 2005 and December 31, 2004.
2002 Restructuring:
In July 2002, the Company took action to restructure and combine the Company’s field sales, service and distribution organizations of its Micromass and HPLC operations. In May 2003, the Company took action to restructure and combine the Company’s Micromass and HPLC manufacturing operations. The objective of these integrations was to leverage the strengths of both divisions and align and reduce operating expenses. The integration efforts impacted the U.S., Canada, continental Europe and the United Kingdom. Approximately 55 employees were terminated, all of whom have left the Company. In addition, the Company originally committed to closing four sales and distribution facilities, two of which were closed as of December 31, 2004. During the three months ended April 3, 2004, the Company reversed approximately $2.0 million in restructuring accruals, primarily attributable to a change in plans with respect to two facilities previously selected for closure and distributor contract settlements being less than previously estimated. The Company’s 2002 integration restructuring liability was zero at October 1, 2005 and December 31, 2004.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
10. Earnings Per Share
Basic and diluted earnings per share calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 1, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$25,717	112,981	$0.23

Effect of dilutive securities:
Options and restricted stock outstanding		1,917
Options exercised and cancellations		44

Net income per diluted common share	$25,717	114,942	$0.22

	Three Months Ended October 2, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$51,940	119,519	$0.43

Effect of dilutive securities:
Options and restricted stock outstanding		2,345
Options exercised and cancellations		733

Net income per diluted common share	$51,940	122,597	$0.42

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine Months Ended October 1, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$126,377	115,923	$1.09

Effect of dilutive securities:
Options and restricted stock outstanding		1,907
Options exercised and cancellations		113

Net income per diluted common share	$126,377	117,943	$1.07

	Nine Months Ended October 2, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$152,536	119,452	$1.28

Effect of dilutive securities:
Options and restricted stock outstanding		2,168
Options exercised and cancellations		1,548

Net income per diluted common share	$152,536	123,168	$1.24

     For both the three months and nine months ended October 1, 2005, the Company had 3.2 million stock option securities that were antidilutive. For both the three months and nine months ended October 2, 2004, the Company had 1.3 million stock option securities that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11. Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$25,717	$51,940	$126,377	$152,536
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,280)	2,014	(39,246)	(1,827)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	(409)	203	7,644	2,200
Unrealized gains (losses) on investment, net of tax	399	105	(47)	(82)

Comprehensive income	$20,427	$54,262	$94,728	$152,827

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
12. Retirement Plans
The components of net periodic pension cost related to the U.S. Waters Retirement Plan are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$1,571	$1,383	$4,713	$4,149
Interest cost	961	847	2,883	2,541
Expected return on plan assets	(1,043)	(743)	(3,129)	(2,229)
Net amortization
Prior service cost	(25)	(25)	(75)	(75)
Net actuarial loss	257	212	771	636

Net periodic pension cost	$1,721	$1,674	$5,163	$5,022

     For the three months and nine months ended October 1, 2005, the Company contributed $6.3 million to the Waters Retirement Plan (“the Plan”). The Company does not expect to make any additional contributions for the rest of the year.
     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$310	$264	$930	$792
Interest cost	189	164	567	492
Expected return on plan assets	(128)	(108)	(384)	(324)
Net amortization
Prior service cost	—	—	—	—
Net actuarial loss	14	3	42	9

Net periodic pension cost	$385	$323	$1,155	$969

13. Business Segment Information
The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
     Waters Division is in the business of designing, manufacturing, distributing and servicing LC instruments, columns, other consumables and MS instruments that can be integrated and used along with other analytical instruments. Additionally, as a result of the acquisitions of Creon Lab Control AG in July 2003 and NuGenesis Technologies Corporation in February 2004, the Waters Division entered the laboratory informatics market (“Laboratory Informatics”), which consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrument test methods. The TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
14. Recent Accounting Standards Changes and Developments
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
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
     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The standard was originally to be effective for public companies for interim periods beginning after June 15, 2005; however, in April 2005, the SEC amended the compliance date for public companies to the first annual period beginning after June 15, 2005. The final standard allows alternative methods for determining fair value. At the present time, the Company has not determined which valuation method it will use. The adoption of SFAS No. 123(R) will have a material impact on the Company’s results of operations. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.
     In April 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). As noted above, the adoption of SFAS No. 123(R), as applied using standards set forth in SAB 107, will have a material impact on the Company’s results of operations and financial position.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends Accounting Principles Board Opinion No. 29. This standard requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and should be applied prospectively. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Beginning in 2005, the Waters Division has included single quadrupole instruments within its reported mass spectrometry (“MS”) instrument system revenues. These had previously been categorized as high performance liquid chromatography (“HPLC”) instrument systems. In addition, service revenues for HPLC and ultra performance liquid chromatography (“UPLC” and together with HPLC, “LC”) and MS have been consolidated into a single service revenue classification. These changes were made to reflect current business reporting processes subsequent to the consolidation of the Waters Division’s LC and MS organizations. All product line and service sales, as well as sales growth percentages reported for the periods herein for Waters Division, reflect the new classifications as described above. The sales amounts that were reclassified between LC and MS generally offset each other such that the relative proportions of sales classified as LC and MS remained approximately unchanged.
Business and Financial Overview:
Sales grew 3% for the three month period ended October 1, 2005 (the “2005 Quarter”) over the three month period ended October 2, 2004 (the “2004 Quarter”). Sales grew 6% for the nine month period ended October 1, 2005 (the “2005 Period”) over the nine month period ended October 2, 2004 (the “2004 Period”).
     During the 2005 Quarter, the Company experienced a weakness in its U.S. and European instrument sales predominantly as a result of the delayed release of capital budgets by the Company’s large pharmaceutical customers. In constant currencies, U.S. sales declined 9%, while European sales grew 1%, during the 2005 Quarter. The Company experienced strong demand for its products in Asia and Japan where sales grew by 24% and 17%, respectively.
     The Company’s new key product initiatives, the ACQUITY UPLC™ and the Q-Tof Premier™ based systems, performed well during the 2005 Quarter. Sales of ACQUITY UPLC reached a new quarterly high and sales of the Q-Tof Premier were also strong particularly with small molecule applications such as metabolite identification. The Company expects overall pharmaceutical spending to remain weak until capital budgets are released from its large pharmaceutical customers.
     Sales to governmental and academic institutions were down 2% in the 2005 Quarter due to overall slower spending partially associated with the hurricanes in the gulf coast region. Sales to governmental and academic institutions grew 3% in the 2005 Period. Sales to industrial customers grew 5% in the 2005 Quarter and 6% in the 2005 Period. The TA Instruments Division (“TA”), a business with a heavy industrial focus, delivered sales growth of 5% for the 2005 Quarter and sales growth of 9% in the 2005 Period. The Company anticipates that this favorable trend in industrial spending is likely to continue throughout the year.
     With respect to the Waters Division and in constant currencies, sales of LC grew 5% in the 2005 Quarter, primarily due to higher ACQUITY UPLC shipments and strong service and LC consumables growth. MS product sales declined by 4% in the 2005 Quarter primarily as a result of weaker demand for single and triple quadrupole systems, offset partially by the sales of the new Q-Tof Premier system. This overall weakness in MS is attributable to reduced spending by the Company’s large pharmaceutical customers and an increase in competitive new products. Sales of Laboratory Informatics products, a business that is heavily influenced by pharmaceutical spending, decreased by approximately $0.6 million in the 2005 Quarter compared to the 2004 Quarter. Sales of these products continue to be below management’s expectations. However, the Company believes there is a viable market for these products and continues to pursue growth opportunities in this business.
     Operating income was $62.7 million in the 2005 Quarter, a decrease of $1.1 million from $63.8 million in the 2004 Quarter. The net decrease in operating income is primarily a result of the increase in sales being offset by higher manufacturing and selling and administrative expenses. Operating income was $187.5 million in the 2005 Period, a decrease of $6.0 million from $193.5 million in the 2004 Period. The 2004 Period included a $17.1 million gain from a judgment related to patent litigation with Perkin-Elmer Corporation and a litigation provision of $7.8 million related to ongoing patent litigation with Hewlett-Packard Corporation. The remaining net increase in operating income of $3.3 million, excluding the litigation gain and provision, is primarily a result of the increase in sales and gross profit, offset by higher selling and administrative expenses.
     Operating cash flows for the 2005 Period increased to $239.0 million from $191.0 million in the 2004 Period. Net income declined $26.2 million primarily due to the $24.0 million tax provision in the 2005 Quarter related to the qualified dividends distribution under the American Jobs Creation Act (“AJCA”) of 2004. The remaining increase is primarily due to the decrease in accounts receivable, a reduction in the change in accrued litigation and an increase in the change in accounts payable and other current liabilities which includes a $19.0 million tax liability under the provisions of the AJCA. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2005 Period were $38.6 million compared to $47.4 million in the 2004 Period. The decrease in capital expenditures in the 2005 Period is attributable to a building purchase in the 2004 Period.

     The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. During the 2005 Quarter, management continued to apply the Company’s strong cash generation to repurchase shares of Company stock through the $500.0 million program authorized by the Company’s Board of Directors in October 2004. During the 2005 Quarter, the Company purchased 4.3 million shares of its common stock for an aggregate of $194.6 million, thus effectively completing its $500.0 million stock buyback program. The Company repurchased an aggregate of 11.1 million shares of its common stock under this program for an aggregate of $499.5 million. On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding. The Company believes it is likely to have adequate financial flexibility to fund the new share repurchase program given current cash levels, its debt capacity and future cash from operations.
Results of Operations:
Sales:
Sales for the 2005 Quarter and the 2005 Period were $273.0 million and $826.0 million, respectively, compared to $264.8 million for the 2004 Quarter and $780.4 million for the 2004 Period, an increase of 3% for the 2005 Quarter and 6% for the 2005 Period. The effect of currency translation was essentially neutral to the growth in the 2005 Quarter and accounted for approximately 1% of the sales growth in the 2005 Period. Product sales were $193.1 million and $588.8 million in the 2005 Quarter and 2005 Period, respectively, compared to $190.5 million and $564.4 million in the 2004 Quarter and 2004 Period, respectively, an increase of 1% for the 2005 Quarter and 4% for the 2005 Period. The increase in product sales, in constant currencies, is primarily due to the overall positive sales growth in LC and TA sales in the 2005 Quarter and 2005 Period. Service sales were $79.9 million and $237.1 million in the 2005 Quarter and 2005 Period, respectively, compared to $74.3 million and $216.0 million in the 2004 Quarter and 2004 Period, respectively, an increase of 8% for the 2005 Quarter and 10% for the 2005 Period. The increase, in constant currencies, is primarily attributable to growth in the Company’s installed base of instruments and sales of service contracts.
     The following commentary discusses the Company’s sales performance by product line in constant currencies.
     Within the Waters Division, LC sales grew approximately 5% in the 2005 Quarter and 6% in the 2005 Period. Chemistry sales within the Waters Division grew approximately 8% in both the 2005 Quarter and the 2005 Period. This sales growth is associated with an increase in the number of samples analyzed and the successful introduction of new products, including the Company’s recently introduced XBridge™ line of chromatography columns. Service sales within the Waters Division grew 8% in the 2005 Quarter and 9% in the 2005 Period due to increased sales of service plans to the higher installed base of customers. LC instrument sales grew 1% in the 2005 Quarter compared with the 2004 Quarter and 2% in the 2005 Period. The modest increase in instrument sales during the 2005 Quarter is primarily attributable to higher sales to international pharmaceutical and life science customers and higher sales of ACQUITY UPLC systems. Geographically, LC sales in Europe, Asia and Japan strengthened approximately 4%, 27%, and 11%, respectively, in the 2005 Quarter and 4%, 11% and 8%, respectively, in the 2005 Period. LC sales in the U.S. declined by 5% in the 2005 Quarter and increased by 1% in the 2005 Period.
     Within the Waters Division, MS sales declined approximately 4% in the 2005 Quarter and increased 2% in the 2005 Period. In the 2005 Quarter, sales in the U.S., Europe, and Asia declined by 24%, 6% and 2%, respectively while sales in Japan increased by 35%. In the 2005 Period, sales in the U.S. and Japan grew 2% and 10%, respectively, while sales in Europe and Asia declined by 3% and 7%, respectively. The overall decline in MS sales is attributed to weaker demand of single and triple quadrupole systems, offset partially by increased sales of the new Q-Tof Premier system.
     Within the Waters Division, sales of Laboratory Informatics products were $4.2 million in the 2005 Quarter and $12.9 million in the 2005 Period, compared to $4.8 million in the 2004 Quarter and $15.1 million in the 2004 Period. Sales of these products are believed to be weak due to reduced spending by large pharmaceutical customers.
     Within the TA Instruments Division, sales grew 5% for the 2005 Quarter and 8% for the 2005 Period. TA product and service sales grew 2% and 16%, respectively, in the 2005 Quarter and 5% and 16%, respectively, in the 2005 Period. The growth in service sales is due to the increased sales of service plans to the higher installed base of customers. Geographically, growth in the TA business for the 2005 Quarter was predominantly in Asia and Japan, with increased spending by core industrial chemical and pharmaceutical companies. The Company established a direct operation in China in the third quarter of 2004 which augmented Asia’s growth in the 2005 Quarter and the 2005 Period.

Gross Profit:
Gross profit for the 2005 Quarter and 2005 Period was $157.5 million and $481.6 million, respectively, compared to $153.8 million and $455.7 million for the 2004 Quarter and 2004 Period, respectively, an increase of 2% for the quarter and 6% for the period. Gross profit as a percentage of sales decreased to 57.7% in the 2005 Quarter from 58.1% in the 2004 Quarter. The decline in gross profit percentage in the 2005 Quarter is primarily due to lower sales of higher margin instruments, particularly in the MS product line, and increased costs associated with the launch of new products. Gross profit as a percentage of sales for the 2005 and 2004 Periods were 58.3% and 58.4%, respectively.
Selling and Administrative Expenses:
Selling and administrative expenses for the 2005 Quarter and 2005 Period were $76.6 million and $240.1 million, respectively, compared to $72.0 million for the 2004 Quarter and $219.2 million for the 2004 Period. Selling and administrative expense as a percentage of sales for the 2005 and 2004 Quarters were 28.1% and 27.2%, respectively. The $4.6 million or 7% increase in total selling and administrative expenses for the 2005 Quarter is primarily due to annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $4.1 million. As a percentage of sales, selling and administrative expenses increased to 29.1% for the 2005 Period compared to 28.1% in the 2004 Period. The $20.9 million or 10% increase in total selling and administrative expenses for the 2005 Period is attributable primarily to the following: an increase of approximately $3.4 million as a result of currency translation, annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of approximately $13.8 million; an increase in travel expenses of approximately $6.5 million and an increase in expenses associated with a new building in Milford, Massachusetts acquired in the prior year. The impact of these increases was primarily offset by lower management incentive compensation expense based on current year projected results being significantly below expectations.
Research and Development Expenses:
Research and development expenses were $17.0 million for the 2005 Quarter and $50.2 million for the 2005 Period compared to $17.0 million for the 2004 Quarter and $48.8 million for the 2004 Period. Research and development expenses increased $1.4 million or 3% for the 2005 Period over the 2004 Period primarily due to the merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs, and currency translation.
Litigation Provisions:
The Company recorded the benefit of a litigation judgment in the second quarter of 2004 in the amount of $17.1 million and a provision of $7.8 million in the first quarter of 2004. The judgment benefit received in the second quarter of 2004 is related to the conclusion of the Company’s litigation with Perkin-Elmer Corporation. The provision in the first quarter of 2004 is related to the ongoing patent infringement litigation with Hewlett-Packard Corporation. There were no charges incurred in the 2005 Quarter and 2005 Period related to these cases.
Interest Expense:
Interest expense was $6.6 million for the 2005 Quarter and $16.5 million for the 2005 Period, compared to $2.6 million for the 2004 Quarter and $6.3 million for the 2004 Period. The increases of $4.0 million for the 2005 Quarter and $10.2 million for the 2005 Period are due primarily to interest expense on additional borrowings against the Company’s credit facilities to fund the stock repurchase program and higher interest rates.
Interest Income:
Interest income was $4.6 million for the 2005 Quarter and $14.4 million for the 2005 Period, compared to $3.0 million for the 2004 Quarter and $8.0 million for the 2004 Period. The increase in interest income for the 2005 Quarter and the 2005 Period is primarily attributable to the effect of higher interest rates earned on the Company’s cash balances.

Provision for Income Taxes:
In October 2004, the AJCA was signed into law. The AJCA contains a series of provisions, several of which are pertinent to the Company. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. On July 12, 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to such repatriation in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company expects to make tax payments of $19.0 million during the fourth quarter of 2005 and the first quarter of 2006. The remaining $5.0 million of this tax liability was offset by the tax benefit of a net operating loss carryforward (“NOL”), which was credited to additional paid-in capital in the 2005 Quarter. The tax benefit of the NOL was previously reserved for as a valuation allowance in additional paid-in capital since the NOL was originally associated with non-qualified stock option compensation expense recognized for tax purposes. The tax benefit became realizable as a result of the repatriation in the 2005 Quarter, and accordingly, income taxes payable was reduced and additional paid-in capital was credited for $5.0 million.
     The Company’s effective tax rates for the 2005 Quarter and 2004 Quarter were 57.6% and 19.1%, respectively. Included in the October 1, 2005 effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. Excluding the income tax expense pertaining to the repatriation, the Company’s effective tax rate was 18.1% for the 2005 Quarter. The Company lowered its year-to-date effective tax rate from 19.3% to 18.9% in the 2005 Quarter, excluding the tax effect of the repatriation. The decrease in effective tax rates for the 2005 Quarter compared to the 2004 Quarter, excluding the previously described items, is primarily attributable to the relative increase in income in international jurisdictions with lower effective tax rates. The Company lowered its year-to-date effective tax rate from 22% to 21% in the 2004 Quarter, excluding the tax effect of certain net litigation and restructuring credits. This resulted in an effective tax rate of 19.1% in the 2004 Quarter.
     The Company’s effective tax rates for the 2005 Period and 2004 Period were 31.8% and 21.8%, respectively. Excluding the income tax expense pertaining to the repatriation, the Company’s effective tax rate was 18.9% for the 2005 Period. The decrease in effective tax rates for the 2005 Period compared to the 2004 Period, excluding the previously described items, is primarily attributable to the relative increase in income in international jurisdictions with lower effective tax rates.
Impact of New Accounting Pronouncements:
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payments” (“SFAS 123R”) which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. This charge will be allocated to line items within the statement of operations based on underlying employee service. The Company will begin recognizing these charges in the three months ending April 1, 2006. The final standard allows alternative methods for determining fair value. The Company is considering alternative equity compensation structures as well as valuation methods. The adoption of SFAS 123R will have a material impact on the Company’s results of operations in various line items within the statements of operations. Due to the alternatives being considered, management is unable to quantify the future impact on results of operations at this time.

Liquidity and Capital Resources
     Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 1, 2005	October 2, 2004
Net income	$126,377	$152,536
Depreciation and amortization	33,128	30,045
Tax benefit related to stock option exercises	2,761	26,560
Change in accounts receivable	31,548	(12,852)
Change in inventories	(12,256)	(15,940)
Change in accounts payable and other current liabilities	38,597	9,645
Change in deferred revenue and customer advances	10,559	7,105
Change in accrued litigation	(4,652)	(15,611)
Other changes in operating activities	12,934	9,477

Net cash provided by operating activities	238,996	190,965

Net cash used in investing activities	(38,563)	(89,750)

Net cash (used in) provided by financing activities	(231,625)	11,119

Effect of exchange rate changes on cash and cash equivalents	(18,982)	2,056

(Decrease) increase in cash and cash equivalents	$(50,174)	$114,390

Net cash provided from operating activities was $239.0 million and $191.0 million in the 2005 Period and 2004 Period, respectively. The primary sources of net cash provided from operating activities were net income, the adding back of depreciation and amortization, the reduction of accounts receivable, and the increase in the change in accounts payable and other current liabilities. Included in net income for the 2004 Period was $17.1 million in proceeds for the Perkin-Elmer litigation judgment. Depreciation and amortization increased in the 2005 Period primarily from the effect of the purchase of a new building in Milford, Massachusetts. The change in accounts receivable in 2005 Period compared to the 2004 Period is primarily attributable to the timing of payments made by customers which resulted in the days-sales-outstanding (“DSO”) decreasing to 74 days at October 1, 2005 from 79 days at October 2, 2004. Currency translation decreased DSO by approximately one day in the 2005 Period.
     The changes in accounts payable and other current liabilities in the 2005 Period versus the 2004 Period are due to the increase in tax liabilities related primarily to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA and timing of tax payments versus the 2005 Period tax provision. The change in accounts payable and other current liabilities was also impacted by the lower accounts payable balance and lower management incentive compensation accruals. The increase in the change in deferred revenue and customer advances is a result of the overall growth in the service business. The reduction in the change in accrued litigation is primarily a result of an $18.1 million payment made in the 2004 Period regarding the Applera litigation, offset by a $7.8 million provision, also made in the 2004 Period, related to the Hewlett-Packard litigation.
     Net cash used in investing activities totaled $38.6 million and $89.8 million in the 2005 Period and 2004 Period, respectively. Additions to fixed assets and intangible assets were $38.6 million in the 2005 Period and $47.4 million in the 2004 Period. Included in the 2004 Period was a 250 thousand square foot building purchase adjacent to the Company’s headquarters in Milford, Massachusetts for $18.1 million. The remaining increase is primarily a result of recent expansion efforts related to multiple facilities to accommodate future growth. Cash paid for business acquisitions, net of cash acquired was zero and $42.4 million in the 2005 Period and the 2004 Period, respectively.

     With respect to cash (used in) provided by financing activities, the Company repurchased 4.3 million shares of its common stock for an aggregate of $175.0 million during the 2004 Period. On October 25, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million in outstanding common shares over a two-year period. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the outstanding shares and that the Company is likely to have adequate financial flexibility to fund these share repurchases given current cash and debt levels. As of October 1, 2005, 11.1 million shares have been purchased under this plan for an aggregate of $499.5 million of which $443.2 million was paid in the 2005 Period to repurchase 9.9 million shares, thus effectively completing the Company’s $500.0 million stock repurchase program. The Company received $16.0 million of proceeds from other financing activities in the 2005 Period from the exercise of stock options and the purchase of shares pursuant to its employee stock purchase plans. The Company also made net payments of $1.5 million on derivative contracts. The Company received $38.8 million of proceeds from other financing activities in the 2004 Period from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plans.
     The Company had net borrowings at the end of the 2005 Period of $653.8 million, primarily relating to borrowings in the U.S. under the Company’s syndicated committed Credit Agreement (the “Credit Agreement”), dated December 2004. The Credit Agreement provides a $250.0 million term loan facility and, subsequent to the amendment discussed below, a $550.0 million revolving facility which includes both a letter of credit and a swingline subfacility. The Company increased its net borrowings of bank debt by $197.1 million and $146.4 million during the 2005 Period and 2004 Period, respectively, primarily to fund share repurchase programs.
     On October 12, 2005, the Company increased the $700.0 million credit facility to $800.0 million as permitted by the Credit Agreement. The Company plans to use the proceeds of the additional borrowings, if and when utilized, for general corporate purposes as provided for under the Credit Agreement. In addition, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to SFAS 123(R), “Share-Based Payment”. All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same.
     On November 2, 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt.
     On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period.
     The Company believes that the cash and cash equivalent balance of $488.9 million at the end of the 2005 Period and expected cash flow from operating activities together with borrowings available from the Credit Agreement and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, acquisitions, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing sources will be sufficient to meet operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company reviewed its contractual obligations and commercial commitments as of October 1, 2005, and determined that there were no significant changes from the ones set forth in the 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters will not be material to its financial position or results of operations.
     During the 2005 Quarter, the Company contributed $6.3 million to the Waters Retirement Plan. The Company does not expect to make any additional contributions for the rest of the year.
     The Company also anticipates paying a majority of the $19.0 million tax liability related to the recently adopted $500.0 million dividend repatriation under AJCA in the fourth quarter of 2005 and the first quarter of 2006.

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
Forward-Looking Information
Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
The statements included in this quarterly report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding future results and events, including statements regarding expected financial results, future growth and customer demand that involve a number of risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words, “believes”, “anticipates”, “plans”, “expects”, “intends”, “appears”, “estimates”, “projects”, and similar expressions are intended to identify forward-looking statements. The Company’s actual future results may differ significantly from the results discussed in the forward-looking statements within this quarterly report for a variety of reasons, including and without limitation, fluctuations in capital expenditures by the Company’s customers, in particular large pharmaceutical companies, regulatory and/or administrative obstacles to the timely completion of purchase order documentation, introduction of competing products by other companies, such as improved research-grade mass spectrometers, and/or higher speed and/or more sensitive liquid chromatographs, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in distribution of the Company’s products, changes in the healthcare market and the pharmaceutical industry, loss of market share through competition, potential product liability or other claims against the Company as a result of the use of its products, risks associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed more fully in the section entitled “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”), which “Risk Factors” discussion is incorporated by reference in this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company specifically disclaims any obligation to update these forward-looking statements in the future.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the three months ended October 1, 2005. For additional information regarding the Company’s market risk as of December 31, 2004, refer to Item 7a of Part I of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC.

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
(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended October 1, 2005. For additional information, refer to Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended October 1, 2005 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum Dollar
	(a) Total		Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Programs
July 3 to 30, 2005	225	$45.65	225	$184,820
July 31 to August 27, 2005	2,700	44.88	2,700	63,645
August 28 to October 1, 2005	1,391	45.39	1,391	512

Total	4,316		4,316	$512

(1)	To date the Company has purchased an aggregate of 11.1 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) authorized on October 25, 2004. The Program was effectively concluded in September 2005.
(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2006, though it was effectively concluded in September 2005.
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

Date: November 4, 2005	Waters Corporation

/s/ John Ornell

John Ornell
Authorized Officer, Vice President, Finance and Administration and Chief Financial Officer