Form 10-K
period 2005-12-31
WATERS CORP /DE/
filed 2006-03-06
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐          No      ☑
     State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2005: $5,295,924,857.
     Indicate the number of shares outstanding of the registrant’s common stock as of February 28, 2006: 104,519,617.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

PART I
Item 1:     Business
General
Waters Corporation, (“Waters” or the “Company”) an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) (together with HPLC, herein referred to as (“LC”)) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns and other consumable products. These instruments are complimentary products that can be integrated together and used along with other analytical instruments. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer and supplier of software based products that interface with the Company’s as well as other instrument manufacturers’ instruments. The Company is also a developer and supplier of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of testing methods.
      The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s LC instruments are a technology utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials as well as to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analyses and environmental testing. The Company’s thermal analysis and rheometry instruments are used in predicting the suitability of fine chemicals and polymers for uses in various industrial, consumer goods and health care products.
      The Company typically experiences a seasonal increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers who tend to exhaust their spending budgets by calendar year-end.
      Waters is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996 and Micromass Limited (“Micromass”) in September 1997.
Business Segments
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the Chief Executive Officer. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. As indicated above, the Company operates in the analytical instruments industry, manufacturing, distributing and servicing products in three complementary technologies: LC instruments, columns and other consumables, MS, and thermal analysis and rheometry instruments. The Company’s two operating segments, Waters Division and TA, have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.
      Information concerning revenues and long-lived assets attributable to each of the Company’s geographic areas is set forth in Note 20 of Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

WATERS DIVISION
High Performance and Ultra Performance Liquid Chromatography
Developed in the 1950’s, HPLC is the standard technique used to identify and analyze the constituent components of a variety of chemicals and other materials. The Company believes that HPLC’s performance capabilities enable it to separate and identify approximately 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications.
      The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and government agencies, and in many instances, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”), and their international counterparts, mandate testing that requires HPLC instrumentation.
      Traditionally, a typical HPLC system has consisted of five basic components: solvent delivery system, sample injector, separation column, detector and data acquisition unit. The solvent delivery system pumps the solvent through the HPLC system, while the sample injector introduces the sample into the solvent flow. The chromatography column then separates the sample into its components for analysis by the detector, which measures the presence and amount of the constituents. The data acquisition unit, usually referred to as the instrument’s software or data system, then records and stores the information from the detector.
      In March 2004, Waters introduced a novel technology that the Company described as Ultra-Performance Liquid Chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLCtm, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of application beyond that of HPLC, enabling the uncovering of new levels of scientific information. Though it offers significant performance advantages, ACQUITY UPLC is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. The Company began shipping the ACQUITY UPLC in the third quarter of 2004. During 2005, the Company experienced growth in the instrument systems product line primarily from the sales of the ACQUITY UPLC.
      The primary consumable products for LC are chromatography columns. These columns are packed with separation media used in the LC testing process and are replaced at regular intervals. The chromatography column contains one of several types of packing, typically stationary phase particles made from silica. As the sample flows through the column, it is separated into its constituent components.
      Waters HPLC columns can be used on Waters branded as well as competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements. At this time, the Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument and furthermore, that its ACQUITY UPLC instrument will primarily use ACQUITY UPLC columns.
      In 2005, the Company experienced growth in its LC chromatography column and sample preparation businesses, especially in the XBridgetm, SunFiretm and ACQUITY UPLC columns as well as in Oasis®

sample preparation cartridges. During 2004, the Company experienced growth in these businesses mainly due to Xterra® and Atlantis® columns, which were newly introduced in 2003.
      Based upon reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is the world’s largest manufacturer and distributor of LC instruments, chromatography columns and other consumables and related services. The Company also believes that it has the leading LC market share in the United States, Europe and non-Japan/ Asia and believes it has a leading market share position in Japan.
      Waters manufactures LC instruments that are offered in configurations that allow for varying degrees of automation, from component configured systems for academic research applications to fully automated Alliance® 2795 systems for high speed screening, and with a variety of detection technologies, from ultra-violet (“UV”) absorbance to MS, optimized for certain analyses. The Company also manufactures tailored LC systems for the analysis of biologics as well as an LC detector utilizing evaporative light scattering technology to expand the usage of LC to compounds that are not amenable to UV absorbance detection.
      The servicing and support of LC and MS instruments and accessories is an important source of revenue for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans most typically involve scheduled instrument maintenance, a commitment to supply software and firmware upgrades and an agreement to promptly repair a non-functioning instrument in return for a fee described in a multi-year contract that is priced according to the configuration of the instrument.
      In 2004, the Company introduced a new product, the Electronic Laboratory Notebook, (“eLab Notebooktm”), designed to replace and augment the paper-based safekeeping and archiving of laboratory procedures and results. In combination with the Company’s Scientific Data Management System (“SDMS”) product, eLab Notebook functions as a portal to laboratory scale information storage and retrieval systems as well as a flexible and personally manageable notation and display device. The pricing of eLab Notebook is based upon the number of users or seats that the customer decides to purchase. The Company began shipping eLab Notebook in the fourth quarter of 2004. The Company’s existing server based software products, Millenium® and Empowertm, are now augmented by the addition of the eLab Notebook’s internet or “web” based software that enables the reporting of scientific data sourced from a broader array of instruments.
Mass Spectrometry
Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials, and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.
      The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments can be integrated and used along with other complementary analytical instruments and systems such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation including devices that incorporate quadrupole, ion trap, time of flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.
      Currently, the Company offers and provides service, support and training for a wide range of MS instruments utilizing various combinations of quadrupole, Tof and magnetic sector designs. These instruments are used in drug discovery and development as well as for environmental testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical and environmental market segments worldwide. Service sales, included in Waters Division total service sales, are primarily related to the sale of parts and labor associated with instrument repair and routine maintenance.

      The mass spectrometer is an increasingly important detection device for LC. The Company’s smaller sized mass spectrometers (such as the single quadrupole ZQtm and Waters EMD) are often referred to as LC “detectors” and are either sold as part of an LC system or as an LC upgrade. Tandem quadrupole systems, such as the Waters Quattro microtm and Quattro Premiertm XE instruments, are used primarily for experiments performed for late stage drug development, including clinical trial testing, and Q-Tof Instruments such as the Company’s Q-Tof microtm and Q-Tof Premiertm instruments, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2005, the Company introduced a new enhanced tandem quadrupole instrument, the Quattro Premier XE. The introduction of the Quattro Premier XE helped to grow the overall MS business in 2005. The LCT Premiertm is an LC, electrospray-Tof instrument designed to deliver a higher level of mass accuracy and the ability for more precise quantitative analysis. In 2004, the Company introduced a new Q-Tof configuration mass spectrometry system, the Q-Tof Premier to replace its Q-Tof Ultima line of systems and offer a higher level of instrument performance to its customers. The Q-Tof Premier is a tandem mass spectrometry system developed to provide increased levels of sensitivity and specificity to customers involved in challenging analyses such as those often encountered in proteomics and metabolite profiling experiments. The Company began shipping the Q-Tof Premier in the fourth quarter of 2004. The Q-Tof Premier is compatible and often purchased with a specialized ACQUITY UPLC as an inlet, a device to efficiently introduce a separated sample into the mass spectrometer.
LC-MS
LC and MS are instrumental technologies often embodied within an analytical system tailored for either a dedicated class of analyses or as a general purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it is becoming common for LC and MS instrumentation to be used within the same laboratory and be operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters Division to develop, manufacture, sell, service and support integrated LC-MS systems.
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
      Thermal analysis and rheometry instruments are heavily used in material testing laboratories and in many cases provide information useful in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. As with systems offered through the Waters Division, a range of instrumental configurations are available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Series family of differential scanning calorimeters includes a range of instruments from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2005, TA introduced a new thermogravimetric analyzer (“TGA”), the Q5000IR TGA and a new AR-G2 rheometer. The introduction of these new products significantly helped grow the TA business in 2005. In the first quarter of 2003, TA expanded its rheometry product line through the acquisition of Rheometrics Scientific, Inc. (“Rheometrics”). During 2003, the Rheometrics product line was successfully integrated within the TA Instruments Division.
      The Company sells, supports and services these product offerings through TA, headquartered in New Castle, Delaware. The TA division operates independently from the Waters Division though several of its overseas offices are situated in Waters facilities. TA has dedicated field sales and service operations. Service sales primarily derived from the sale of replacement parts and from billed labor fees associated with the repair, maintenance and upgrade of installed systems.
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
      The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2005 and 2004, no single customer accounted for more than 3% of the Company’s net sales.
Sales and Service
The Company has one of the largest sales and service organizations in the industry focused exclusively on its LC, MS and thermal analysis installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 2,400 field representatives in 87 sales offices throughout the world as of December 31, 2005 compared to approximately 2,100 field representatives in 89 sales offices as of December 31, 2004. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. The Company provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.
Manufacturing
The Company provides high quality LC products by controlling each stage of production of its instruments, columns and chemical reagents. The Company currently assembles a substantial portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility employs manufacturing techniques that are expected to meet the strict ISO 9002 quality manufacturing standards and FDA mandated Good Manufacturing Practices. The Company outsources manufacturing of certain electronic components such as computers, monitors and circuit boards to outside vendors that can meet the Company’s quality requirements. In 2006, the Company will begin outsourcing some of the manufacturing of the Alliance HPLC instrument system to a company in Singapore. The Company expects to continue to increase the number of units outsourced as quality requirements are achieved.
      The Company manufactures its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and thermal analysis product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are approved by the FDA.
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
Research and Development
The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update the existing product offering. The Company’s research and development expenditures for 2005, 2004 and 2003 were $66.9 million, $65.2 million and $59.2 million, respectively. Nearly all of the current LC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2005, there were approximately 555 employees involved in the Company’s research and development efforts, compared to 525 employees in 2004. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.
Employees
The Company employed approximately 4,500 employees, with 47% located in the United States, and approximately 4,300 employees, with 48% located in the United States at December 31, 2005 and 2004, respectively. The increase of 5% over 2004 is primarily due to increases in service personnel in support of the Company’s growing installed base of instrument systems. The Company considers its employee relations, in general, to be good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company believes that its future success depends, in a large part, upon its continued ability to attract and retain highly skilled employees. In February 2006, the Company implemented a cost reduction and expense reallocation plan, primarily in the U.S. and Europe, resulting in the employment of approximately 70 employees being terminated with effective dates through the third quarter of 2006. During 2004, the Company had similarly announced and commenced a small restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. The employment of approximately 70 people was terminated as a result of this restructuring, all of whom had left the Company as of December 31, 2004.
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
      In the markets served by LC, MS and LC-MS, the Company’s principal competitors include: Applied BioSystems, Inc., Agilent Technologies, Inc., Thermo Electron Corporation, Varian, Inc., Shimadzu Corporation and Bruker BioSciences Corporation. In the markets served by TA, the Company’s principal competitors include: PerkinElmer Inc., Mettler-Toledo International Inc., Shimadzu Corporation, Thermo Electron Corporation, Malvern Instruments Ltd. and Anton-Paar. The Company is not currently aware of a competitor that it believes offers an instrument system comparable to its ACQUITY UPLC.
      The market for consumable HPLC products, including separation columns, is also highly competitive but is more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small, specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns, and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation and performance, and, to a lesser extent, price. The Company’s principal competitors for consumable products include Phenomenex, Supelco Inc., Agilent Technologies, Inc., Alltech International Holdings, Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns to effect the chemical separation. UPLC columns are both fluidically and electronically connected to the ACQUITY UPLC instrument to allow users to simultaneously employ and track the performance status of the UPLC column. The Company believes that the expansion of ACQUITY UPLC technology will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument.
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
Environmental Matters
The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws. In July 2003, the Company entered into a settlement agreement (the “Environmental Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection (“DEP”), with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company agreed to conduct a Supplemental Environmental Project in the amount of $0.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. Pursuant to the terms of the Environmental Settlement Agreement, the Company also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations. As of December 31, 2005, the

Company had fulfilled its obligations with respect to the Supplemental Environment Project. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.
Available Information
The Company files all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Forward-Looking Statements
Certain of the statements in this Form 10-K and the documents incorporated in this form are forward-looking statements, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies, regulatory and/or administrative obstacles to the timely completion of purchase order documentation, introduction of competing products, such as improved research-grade mass spectrometers, higher speed and/or more sensitive liquid chromatographs, by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in distribution of the Company’s products, changes in the healthcare market and the pharmaceutical industry, loss of market share through competition, potential product liability or other claims against the Company as a result of the use of its products, risk associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, the short-term impact on 2006 operating results from cost savings initiatives the Company has implemented in February 2006, the effect in 2006 of implementing the new Statement of Financial Accounting Standard 123(R), Share-Based Payments adversely impacting the Company’s fiscal year 2006 operating results and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 1A:     Risk Factors
Competition and the Analytical Instrument Market:
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.
      Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 51% and 53% of the Company’s net sales in 2005 and 2004, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations.
Risk of Disruption:
The Company manufactures LC instruments at its facility in Milford, Massachusetts, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland, thermal analysis products at its facility in New Castle, Delaware and rheometry products at its facilities in New Castle, Delaware and Crawley, England. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.
Foreign Operations and Exchange Rates:
Approximately 65% of the Company’s 2005 net sales were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
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
Reliance on Customer Demand:
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis and rheometry products, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of the factors listed above.

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
Reliance on Outside Manufacturers:
Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Additionally, in 2006, the Company will begin outsourcing some of the manufacturing of the Alliance HPLC instrument system to an outside manufacturer. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.
Item 1B:     Unresolved Staff Comments
None.

Item 2:	Properties
Waters operates 18 United States facilities and 75 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased

Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M	Owned
Etten-Leur, Netherlands	S, D, A	Leased
St. Quentin, France	S, A	Leased
Singapore	S, A	Leased
Tokyo, Japan	S, A	Leased
Wexford, Ireland	M	Owned/Leased
New Castle, DE	M, R, S, D, A	Leased
Crawley, England	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
Romania	R, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and service; D = Distribution; A = Administration

      The Company operates and maintains 12 field offices in the United States and 64 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International

Dublin, CA	Australia	India	Switzerland
Irvine, CA	Austria	Ireland	Taiwan
Schaumburg, IL	Belgium	Italy	United Kingdom
Wood Dale, IL	Brazil	Japan
Beverly, MA	Canada	Korea
Columbia, MD	Czech Republic	Mexico
Ann Arbor, MI	Denmark	Netherlands
Cary, NC	Finland	People’s Republic of China
Parsippany, NJ	France	Poland
Huntingdon, PA	Germany	Puerto Rico
Bellaire, TX	Hong Kong	Spain
Spring, TX	Hungary	Sweden

(2)	The Company operates more than one office within certain states and foreign countries.

Item 3:	Legal Proceedings
Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK in June, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower court’s ruling of non-infringement. The damages trial scheduled for March 2005 was postponed pending this appeal and rescheduled for December, 2005. In December, 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February, 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a Consent Order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the Consent Order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and in April, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. This case is currently pending. The Company recorded provisions in the quarters ended June 30, 2002, April 3, 2004, and December 31, 2005 for estimated damages, legal fees, and court costs incurred with respect to this ongoing litigation. The provision represents management’s best estimate of the probable and reasonably estimable loss related to the litigation.
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
      Viscotek Corporation (“Viscotek”) filed a civil action against the Company in the Federal District Court for the Southern District of Texas, Houston Division, alleging that one option offered by the Company with a high temperature gel permeation chromatography instrument is an infringement of two of its patents. These patents are owned by E.I. DuPont de Nemours and Company (“DuPont”) and claimed to be exclusively licensed to Viscotek. DuPont is not a party to the suit. On January 16, 2004, a jury returned a verdict finding that the Company had not infringed Viscotek’s patents. Judgment has been entered on the jury’s verdict in favor of the Company. Viscotek appealed the judgment. In November, 2005, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the trial court and the finding of non-infringement.

Item 4:	Submission of Matters to a Vote of Security Holders
None.
EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
      Douglas A. Berthiaume, 57, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, and a Director of the Children’s Hospital Medical Center, Genzyme Corporation, and University of Massachusetts Amherst Foundation.
      Arthur G. Caputo, 54, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

      Elizabeth B. Rae, 48, became Vice President of Human Resources in October, 2005 and has served as Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she has held senior human resources positions in retail, healthcare and financial services companies.
      John Ornell, 48, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.
      Mark T. Beaudouin, 51, became Vice President, General Counsel and Secretary of the Company in April, 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, of this document, and should be considered an integral part of this Item 5. The Company’s Common Stock is registered under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), and is listed on the New York Stock Exchange under the symbol WAT. As of February 28, 2006, the Company had approximately 273 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future.
      The Company has not made any sales of unregistered securities in the years ended December 31, 2005, 2004 or 2003.
      The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range

For the Quarter Ended	High	Low

April 3, 2004	$41.50	$33.10
July 3, 2004	48.34	39.16
October 2, 2004	49.80	37.75
December 31, 2004	48.10	38.66
April 2, 2005	51.57	35.51
July 2, 2005	40.85	33.99
October 1, 2005	46.43	37.42
December 31, 2005	43.79	35.11

      The following table provides information about purchases by the Company during the three months ended December 31, 2005 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum
	(a) Total		Purchased as Part	Dollar Value of
	Number of	(b) Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (3)

October 2 to 29, 2005	400	$35.62	400	$485,753
October 30 to November 26, 2005	2,680	39.09	2,680	381,020
November 27 to December 31, 2005	2,478	39.19	2,478	283,912

Total	5,558	38.88	5,558	283,912

(1)	The Company purchased an aggregate of 5,558 shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) that was announced on October 25, 2005.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2007.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $283.9 million at December 31, 2005.

Item 6:	Selected Financial Data
Reference is made to information contained in the section entitled “Selected Financial Data” on page 80 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Beginning in 2005, the Waters Division has included single quadrupole instruments within its reported mass spectrometry (“MS”) instrument system revenues. These had previously been categorized as high performance liquid chromatography (“HPLC”) instrument systems. In addition, service sales for HPLC and ultra performance liquid chromatography (“UPLC” and together with HPLC, “LC”) and MS have been consolidated into a single service sales classification. These changes were made to reflect current business reporting processes subsequent to the consolidation of the Waters Division’s LC and MS organizations. All product line and service sales, as well as sales growth percentages reported for the periods herein for Waters Division, reflect the new classifications as described above.
Business and Financial Overview:
The Company’s sales grew 5% in 2005 over 2004 and 15% in 2004 over 2003. Sales, in constant currency, grew 5% in 2005 and 11% in 2004. In 2005, the Company’s business was impacted by a weakness in demand from the Company’s large pharmaceutical customers while sales to all other customers increased 7% in 2005 over 2004. This increase in sales was driven primarily by the Company’s food and environmental testing, government and university and fine chemical customers. Demand for the Company’s products from U.S. pharmaceutical customers was constrained due to new drug pipeline issues and the effects of merger and litigation issues affecting those customers in 2005 which led to a reduction in capital spending in comparison to the 2004 levels. Despite this weakness in the U.S., sales to non-U.S. based pharmaceutical customers increased 8% in 2005. This sales growth was driven primarily by the Company’s new products, the ACQUITY UPLCtm, the Q-Tof Premiertm and Quattro Premiertm XE systems.
      Geographically, sales growth in 2005, before the effects of currency translation, was strongest in Japan (10%) and Asia (12%), particularly India and China, while sales in the U.S. (2%) and Europe (4%) grew more modestly. In order to capitalize on the strong sales growth anticipated in Asia and Japan in 2006, the Company expects to accelerate its investment in these operations and fund this investment, in part, by managing expense growth in other geographies. These realignment efforts will result in one-time expenses in 2006.
      From a product line perspective and excluding the impact of currency translation, Waters Division LC sales grew approximately 6% in 2005 and benefited from the shipment of ACQUITY UPLC systems, growth in service sales of 9% and growth in LC chemical product sales of 9%. In MS, sales grew approximately 2% in 2005, as full-year growth in the shipments of the new Q-Tof Premier and Quattro Premier systems was offset by softer sales of single quadrupole and magnetic sector devices. The Thermal Analysis Division (“TA”) sales grew approximately 9% in 2005, benefiting from overall stronger industrial chemical customer demand, recent new product introductions and from the expansion of its business into Asian markets.
      In February 2006, the Company began implementing a cost reduction plan, primarily affecting operations in the U.S. and Europe that resulted in the employment of approximately 70 employees being terminated with effective dates through the third quarter of 2006. In addition, the Company plans to close a sales and demonstration office in the Netherlands in the third quarter of 2006. The Company expects to incur a one-time estimated restructuring charge in 2006 in the range of $5.0 million to $7.0 million. The Company expects the entire restructuring plan to be completed by the third quarter of 2006. Cash expenditures associated with this restructuring are estimated to be similar to the timing of recording the expense. The Company is implementing this cost reduction plan primarily to realign its operating costs with business opportunities around the world.
      Operating income was $283.2 million and $284.9 million in 2005 and 2004, respectively, a decrease of $1.7 million. Operating income in 2005 was impacted by a litigation provision of $3.1 million related to a patent litigation settlement with Hewlett-Packard Company in February 2006. In 2004, operating income included the benefit of a litigation judgment in the amount of $17.1 million from Perkin-Elmer Corporation partially offset by the sum of litigation provisions of $7.8 million and a technology license asset impairment of $4.0 million. The remaining increase in operating income of $6.7 million was primarily a result of sales growth.
      Operating cash flow increased to $298.1 million in 2005 compared to $259.4 million in 2004. The increase of $38.7 million in 2005 is primarily attributable to improvements in days-sales-outstanding (“DSO”) and improving inventory turns. DSO improved to 70 days in 2005 from 76 days in 2004 while inventory turns improved to 3.6 turns in 2005 from 3.3 turns in 2004. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles were $51.0 million in 2005 compared to $66.2 million in 2004. In 2004, capital expenditures included the purchase of a building adjacent to the Company’s headquarters, in Milford, Massachusetts, costing $18.1 million.
      In 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the American Jobs Creation Act of 2004 (“AJCA”). The AJCA created a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company will use the repatriated cash to fund current and future operating expenses and investments in the U.S. In connection with this distribution, all repatriated in the second half of 2005, the Company recorded $24.0 million of federal, state and foreign income taxes. Excluding the impact of this one-time income tax expense, the Company’s effective rate was 17.7% compared to 21.6% in 2004 as a result of the relative increase in income in international jurisdictions with lower tax rates, primarily Ireland.
      In October of 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. The Company has repurchased 5.6 million shares at a cost of $216.1 million under this new program through December 31, 2005. During 2005, the Company repurchased a total of 15.4 million shares of its common stock at a cost of $659.3 million. This total includes share repurchases associated with the October 2005 program as well as previously authorized share repurchase programs. The Company believes that the share repurchase programs are beneficial to shareholders by increasing earnings per share through reducing the number of outstanding shares. The Company also believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, and invest in research, technology acquisitions and business acquisitions to further grow the Company’s sales and profits.
      In October 2005, the Company fully exercised the $100.0 million expansion feature in the credit agreement dated December 2004, increasing the amount from $700.0 million to $800.0 million. In November 2005, the Company entered into a new Credit Agreement that provides for a $250.0 million term loan facility. As of December 31, 2005, the Company had $500.0 million of long-term debt and $310.0 million of short-term debt under these credit agreements for a total of $810.0 million outstanding as compared to $440.0 million outstanding at December 31, 2004, $250.0 million of which was classified as long-term debt. The Company plans to use the proceeds of the term loan to finance the repurchase of common stock under its stock repurchase program previously approved by its Board of Directors and for general corporate purposes. The Company also believes that this additional borrowing capacity will provide the Company the flexibility to fund working capital needs and potential acquisitions.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net Sales:
Net sales in 2005 were $1,158.2 million, an increase of 5% compared to sales of $1,104.5 million in 2004. Foreign currency translation had no effect overall on sales growth in 2005. In 2005, product sales increased $27.9 million or 3% and service sales increased $25.8 million or 9% over sales in 2004. The increase in product sales is primarily due to the continued strength of LC, MS and TA instrument sales growth, increases in sales of chromatography columns and consumables and, particularly, the full-year sales in 2005 of the ACQUITY UPLC system. The increase in service sales is primarily due to growth in the Company’s instrument installed base and sales of service contracts. The Company expects sales to grow in 2006 from higher sales of new products and service sales growth in both of its operating divisions.
      The following commentary discusses the Company’s sales performance by product line in constant currencies.
Waters Division Net Sales:
With respect to the Waters Division’s performance by product line, overall LC sales in 2005 grew approximately 6%. The growth in LC instrument sales in 2005 was 3%. This growth was due principally to the full-year impact of products introduced in 2004, such as the ACQUITY UPLC instrument, in combination with demand for existing LC instruments. In 2005, the sales of LC consumables (sample preparation devices and chromatography columns) grew 9% primarily as a result of continued strength in demand from the introduction of the new XBridgetm, SunFiretm and ACQUITY UPLC chromatography columns and Oasis® sample preparation cartridges. Service sales in 2005 grew 9% over 2004 due to increased sales of service plans to the Company’s growing installed base of customers. For the LC business, service sales were approximately 33% of total LC revenue in 2005 as compared to 32% in 2004. Service sales growth was geographically broad-based and was driven by increased demand, primarily from large multi-national customers, for service plans to maintain a higher percentage of their installed Waters instruments and their newly purchased Waters instruments. LC consumables accounted for approximately 18% of overall LC sales in 2005 and 2004.
      MS sales grew approximately 2% in 2005. The increase in sales over 2004 is primarily the result of an increase in Q-Tof Premier and Quattro Premier XE system sales substantially offset by weak single quadrupole and magnetic sector instrument sales. The Company plans to introduce new MS instruments in 2006 that it believes should refresh a substantial portion of its quadrupole-based MS instrument sales.
      Geographically, Waters LC sales grew 11% in Asia and 9% in Japan while the U.S. and European sales grew 3% and 5%, respectively. MS sales were strongest in Japan growing at 8% while MS sales in the U.S. declined 6%. The Company believes that the MS sales in the U.S. were significantly and negatively impacted by the weak demand from the Company’s large pharmaceutical customers. Sales growth rates in Asia and Japan were driven by business associated with pharmaceutical industry demand in India and more broad-based growth in China. Increased regulations for food and drinking water testing also contributed to sales growth in Japan and in Asia.

TA Instruments Division Net Sales:
Sales for thermal analysis instruments, rheometry instruments and related service sales grew 9% in 2005. Strong demand for TA products from customers outside of the U.S. contributed to the division’s overall sales growth. Sales growth for TA outside of the U.S. was 15% in 2005 compared to 2004. Strong demand for the division’s products in Japan and in Asia overall, associated with expanded sales and marketing efforts, were especially important factors in effecting the division’s positive sales growth performance. Sales in the U.S. grew 3%. In 2005 and 2004, service sales were approximately 27% and 26%, respectively, of overall revenue and grew approximately 16% in 2005, primarily as a result of providing service to a larger installed base of instruments.
Gross Profit:
Gross profit for 2005 was $679.9 million compared to $649.7 million for 2004, an increase of $30.2 million or 5% and generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 58.7% in 2005 from 58.8% in 2004. The slight decline in gross profit percentage is primarily attributable to a higher mix of more costly new products, in particular the ACQUITY UPLC instrument, as well as lower sales of higher margin MS instruments. These factors negatively affecting gross profit percentage were partially offset by an increased mix of higher margin chromatography consumables and service sales. The Company expects that gross margin percent will decline slightly in 2006 as a result of the continued higher sales of new products with higher manufacturing costs, transitional expenses associated with the movement of Alliance instrument system production to Singapore as well as due to the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment”.
Selling and Administrative Expenses:
Selling and administrative expenses for 2005 and 2004 were $321.7 million and $300.2 million, respectively. As a percentage of net sales, selling and administrative expenses increased to 27.8% for 2005 compared to 27.2% for 2004. The $21.5 million or 7% increase in total selling and administrative expenses for 2005 is primarily attributable to the following: an increase of approximately $4.1 million as a result of foreign currency effects that included a reduction of $2.2 million in realized and unrealized foreign currency transaction gains; annual merit increases effective in April in both years and other headcount additions and related fringe benefits and indirect costs of approximately $15.4 million; an increase in travel expenses of approximately $6.4 million; and an increase in expenses associated with a new building in Milford, Massachusetts acquired in 2004. The impact of these increases was primarily offset by lower management incentive compensation expense derived from 2005 financial results. The Company expects that selling and administrative expenses will grow in 2006 at a percentage rate that is slightly lower than the expected sales growth rate. This slower growth in expenses will be effected through cost reduction efforts that will result in a one-time charge in 2006. This outlook does not include the effect of expensing of stock options under SFAS No. 123(R).
Research and Development Expenses:
Research and development expenses were $66.9 million for 2005 and $65.2 million for 2004, an increase of $1.7 million or 3%. The increase is primarily attributable to an increase in headcount as the Company continues to invest in the development of new and improved LC, MS, thermal analysis and rheometry products. The Company expects research and development expenses to grow in 2006 at a similar rate to sales growth. This anticipated growth rate does not include the effect of expensing of stock options under SFAS No. 123(R).
Litigation Settlement and Provisions:
Net litigation settlements and provisions for 2005 were a $3.1 million charge compared to a $9.3 million net benefit for 2004. In 2005, the Company recorded a provision of $3.1 million relating to patent litigation with Hewlett-Packard Company (“Hewlett-Packard”). This patent litigation was settled in February 2006. The Company recorded the benefit of a litigation judgment in the second quarter of 2004 in the amount of $17.1 million and a provision expense of $7.8 million in the first quarter of 2004. The benefit in 2004 is related to the conclusion of the Company’s litigation with Perkin-Elmer. The provision in 2004 was related to the on-

going patent infringement suit with Hewlett-Packard. In 2005, the Company made payments for legal fees regarding the Hewlett-Packard litigation in the amount of approximately $2.3 million.
Impairment of Long-Lived Asset:
In 2004, the Company recorded a $4.0 million charge for an other-than-temporary impairment of its technology license with Sandia National Laboratories, as a significant portion of the technology collaboration program was suspended. There was no such charge in 2005. The remaining value of the license was approximately $0.8 million and $1.0 million as of December 31, 2005 and 2004, respectively.
Other Income (Expense), Net:
In the fourth quarter of 2005, the Company sold all of its equity investment in Nuvello, Inc. and recorded a gain of $1.7 million. In the fourth quarter of 2005, the Company also recorded a $4.8 million charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc. This charge was recorded based on the Company’s assessment of Beyond Genomics, Inc.’s financial condition. In 2004, the Company recorded a $1.0 million pre-tax charge for an other-than-temporary impairment to the Company’s remaining investment carrying value of GeneProttm. This charge was recorded based on the Company’s assessment of GeneProt’s financial condition.
Interest Expense:
Interest expense was $24.7 million and $10.1 million for 2005 and 2004, respectively. The increase in 2005 interest expense is primarily attributable to a combination of additional borrowings in the U.S. to fund the stock repurchase programs and higher interest rates on the Company’s outstanding debt.
Interest Income:
Interest income for 2005 and 2004 was $19.3 million and $11.9 million, respectively. The increase in interest income is primarily due to higher cash balances and higher interest rate yields.
Provision for Income Taxes:
In October 2004, the AJCA was signed into law. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It previously had been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. On July 12, 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to the qualified and base period distribution in accordance with SFAS No. 109, “Accounting for Income Taxes”.
      The Company’s effective tax rates for 2005 and 2004 were 26.4% and 21.6%, respectively. Included in the 2005 effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. Excluding the income tax expense pertaining to the repatriation, the Company’s effective tax rate was 17.7% for 2005. The effective tax rate of 21.6% in 2004 was impacted by the net tax effect of the Perkin-Elmer litigation judgment received and the litigation provisions for the on-going patent infringement suit with Hewlett-Packard. The effective tax rate excluding these items was 21.0% in 2004. The decrease in effective tax rates to 17.7% in 2005 from 21.0% in 2004, excluding the previously described items, is primarily attributable to the relative increase in income in international jurisdictions with lower effective tax rates, primarily Ireland.
Impact of New Accounting Pronouncements:
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. This charge will be allocated to line items within the consolidated statements of operations based on underlying employee service. The Company will begin recognizing these charges in the three months ending April 1, 2006, under the modified prospective method. The final standard allows alternative methods for determining fair value. The Company will use the Black-Scholes model to determine the fair value of its stock-based compensation awards. The Company has made changes to its equity compensation structure and will begin granting a combination of restricted stock units and non-qualified stock options. The Company estimates that the adoption of SFAS No. 123(R) will result in a negative impact to earnings per diluted share, net of tax, of approximately $0.21 to $0.24 in 2006.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
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
Waters Division Net Sales:
With respect to the Waters Division’s performance by product line (excluding the effects of currency translation), LC sales (Liquid Chromatography — including HPLC and UPLC product lines) grew approximately 12%. The growth in LC instrument and data sales in 2004 was 13%. This growth was due principally to the introduction of new products, such as the ACQUITY UPLC instrument, the impact of businesses acquired and steady demand for existing instrument systems. In 2004, the sales of LC consumables (sample preparation devices) in the Company’s chemistry operations grew 10% primarily as a result of continued strength in demand related to pharmaceutical production and the introduction of new chromatography columns, most notably the SunFiretm product line. Service sales grew 13% over 2003 due to increased sales of service plans to the Company’s growing installed base of customers. Service sales were approximately 32% of total LC revenue in 2004. The growth of LC service sales was geographically broad-based and was driven by increased demand primarily from large multi-national customers for service plans to maintain a higher percentage of their installed base and newly purchased Waters instruments. LC consumables account for approximately 18% of overall LC sales.
      MS sales grew approximately 4% in 2004 (excluding the effects of currency translation). The increase in sales over 2003 is primarily a result of strong growth of tandem quadrupole instruments throughout the year and the positive impact of new product shipments, especially the Q-Tof Premier, late in the year. The growth in 2004 is also a result of weak 2003 MS performance, during which MS sales declined over the prior year, due primarily to the effects of a patent litigation loss sustained in 2002. During 2004, the Company re-entered all instrument categories impacted by the patent litigation loss.
      Geographically, Waters LC and MS sales in Asia had the highest growth in 2004. Growth in Asia was highlighted by business associated with growth of the pharmaceutical industry in India and more broad-based growth in China. More regulations for food and drinking water testing contributed to sales growth in Japan and in Southeast Asia. In Asia and in Japan, the Company’s growth rates in sales (excluding the effects of currency translation) were 16% and 12%, respectively. Sales in the U.S. grew 13% while Europe experienced an 8% increase in sales due to slower sales volume in the first half of the year.
TA Instruments Division Net Sales:
Sales for thermal analysis instruments, rheometry instruments and related service sales grew 11% in 2004 (excluding the effects of currency translation). The growth of this business was influenced by strong sales growth of 16% outside of the U.S., primarily from Europe, Japan and Asia, as a result of expanded sales and marketing efforts in the regions. Sales in the U.S. grew 5%. In 2004 and 2003, service sales were approximately 26% of overall revenue and grew approximately 10% in 2004 primarily as a result of providing service to a larger installed base of instruments.
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
Selling and Administrative Expenses:
Selling and administrative expenses for 2004 and 2003 were $300.2 million and $264.3 million, respectively. As a percentage of net sales, selling and administrative expenses declined slightly to 27.2% for 2004 compared to 27.6% for 2003. The $35.9 million, or 14%, increase in total selling and administrative expenses for 2004 included an increase of approximately $11.9 million as a result of currency translation; an incremental $10.4 million attributed to acquisitions; an increase of $18.6 million in personnel costs attributed to higher headcount, selling related expenses related to the higher sales volume, annual merit increases and increased employee incentive plans costs as a result of the Company’s 2004 performance. An increase in costs related to Sarbanes — Oxley compliance of $3.2 million was offset by a decrease in litigation costs of $3.8 million. The increase in selling and administrative expenses was partially offset by $6.6 million of realized and unrealized foreign currency transaction gains compared to the $2.2 million of realized and unrealized foreign currency transaction gains in 2003.
Research and Development Expenses:
Research and development expenses were $65.2 million for 2004 and $59.2 million for 2003, an increase of $6.0 million or 10%. The increase is primarily attributable to an increase in headcount due to acquisitions, the effects of foreign currency translation, and to the Company’s continued commitment to invest significantly in the development of new and improved LC, MS, thermal analysis and rheometry products.
Purchased Intangibles Amortization:
Purchased intangibles amortization for 2004 was $4.8 million compared to $4.2 million for 2003, an increase of $0.6 million or 14%. The increase primarily relates to the amortization of purchased intangibles resulting from acquisitions.
Litigation Settlement and Provisions:
Net litigation settlements and provisions for 2004 were a $9.3 million net benefit compared to a litigation provision of $1.5 million for 2003. The Company recorded the benefit of a litigation judgment in the second quarter of 2004 in the amount of $17.1 million and a provision expense of $7.8 million in the first quarter of 2004. The benefit in 2004 is related to the conclusion of the Company’s litigation with Perkin-Elmer. The provision in 2004 is related to the on-going patent infringement suit with Hewlett-Packard. In 2004, the Company made payments for legal fees and potential award deposits regarding the Hewlett-Packard litigation in the amount of approximately $4.1 million. The Company recorded a $1.5 million expense in 2003 for an environmental matter concerning the Company’s Taunton facility.
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
      The following is a summary of the activity of the Company’s 2004 restructuring liability (in thousands):

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

      The following is a summary of the activity of the Company’s LC and MS integration restructuring liability (in thousands):

	Balance				Balance
	December 31,			Reserve	December 31,
	2003	Charges	Utilization	Reversals	2004

Severance	$31	$23	$(54)	$—	$—
Facilities	1,937	—	(338)	(1,599)	—
Distributor terminations	475	—	(75)	(400)	—
Other	163	5	(10)	(158)	—

Total	$2,606	$28	$(477)	$(2,157)	$—

      The Company also recorded an unrelated restructuring provision of $0.1 million at its TA subsidiary for severance and other related costs in the year ended December 31, 2003. There were no such charges for the year ended December 31, 2004.
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
Other Income (Expense), Net:
In 2004 and 2003, the Company recorded $1.0 million and $0.3 million, respectively, of pre-tax charges for other-than-temporary impairments to the carrying amounts of certain equity investments. The 2004 pre-tax charge of $1.0 million is for the Company’s remaining investment carrying value of GeneProt. This charge was recorded based on the Company’s current assessment of GeneProt’s financial condition.
Interest Expense:
Interest expense was $10.1 million and $2.4 million for 2004 and 2003, respectively. The increase in 2004 interest expense is primarily attributed to the additional borrowings in the U.S. to fund the stock repurchase programs.
Interest Income:
Interest income for 2004 and 2003 was $11.9 million and $7.1 million, respectively. The increase in interest income is primarily due to higher cash balances and higher interest rate yields.
Provision for Income Taxes:
The Company’s effective tax rate was 21.6% in 2004 and 23.6% in 2003. The change in effective tax rates for the period was impacted by the net tax effect of the Perkin-Elmer litigation judgment received and litigation provisions and restructuring charges made during 2004, compared to the tax effect of certain litigation provisions, restructuring charges, expensed in-process research and development and loss on sale of a business incurred during 2003. The effective tax rates, excluding these items and corresponding tax effects, were 21.0% and 23.0% for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates, primarily Ireland.
Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31

	2005	2004	2003

Net income	$201,975	$224,053	$170,891
Depreciation and amortization	43,685	41,926	33,848
Tax benefit related to stock option plans	4,872	32,012	17,582
Deferred Taxes	10,235	1,468	(5,926)
Change in accounts receivable	(6,515)	(36,453)	10,938
Change in inventories	(6,973)	(11,575)	(4,302)
Change in accounts payable and other current liabilities	26,802	12,203	(30,005)
Change in accrued litigation	688	(16,095)	(60,120)
Change in deferred revenue and customer advances	7,551	1,526	3,277
Other changes	15,747	10,384	20,822

Net cash provided by operating activities	298,067	259,449	157,005
Net cash used in investing activities	(51,045)	(108,605)	(18,663)
Net cash provided by (used in) financing activities	(272,015)	21,507	(63,640)
Effect of exchange rate changes on cash and cash equivalents	(20,496)	9,945	18,767

(Decrease) increase in cash and cash equivalents	$(45,489)	$182,296	$93,469

Net cash provided by operating activities was $298.1 million, $259.4 million, and $157.0 in 2005, 2004, and 2003 respectively. The primary sources and uses of net cash provided from operating activities aside from net income, and reasons for their change, are as follows. Depreciation and amortization have increased over the three years presented as a result of higher capital spending on equipment and facilities, and the full-year impact of acquisitions, particularly in 2005 and 2004. Deferred income taxes decreased in 2005 primarily as a result of the utilization of a portion of the net operating loss carryforwards. The change in the tax benefit related to stock option plans is primarily attributable to the significant exercises of stock options in 2003 and

2004 related to previously granted options about to expire which had low exercise prices. The change in accounts receivable is primarily related to the timing of the Company’s sales within the quarter, the timing of cash receipts from customers and foreign currency translation. DSO at December 31, 2005, 2004 and 2003 were 70 days, 76 days and 71 days, respectively. The growth in inventory over the three years is primarily related to the Company’s sales growth and the introduction of new products, most recently the ACQUITY UPLC system. Although inventory levels have grown they have not increased at the same rate of sales growth thus resulting in improved inventory turns of 3.6, 3.3 and 3.1 in 2005, 2004 and 2003, respectively.
      The changes in accounts payable and other current liabilities are primarily related to the increase in income tax accruals resulting from the repatriation of funds in 2005 and timing of payments of income tax, compensation, and retirement accruals during the three years presented. The 2005 change in accrued litigation is attributed to payment of legal fees directly associated with existing litigation accruals and a provision of $3.1 million relating to patent litigation with Hewlett-Packard Company, which was settled in February 2006. The 2004 change in accrued litigation of $16.1 million is primarily due to the $18.1 million payment to Applied Biosystems/ MDS Sciex Instruments for the settlement of a patent litigation matter and a $7.8 million provision offset by approximately $4.1 million of payments in connection with the Hewlett-Packard patent litigation matter. The 2003 change in accrued litigation of $60.1 million is primarily attributed to the Company paying $59.6 million in connection with both the Applera patent litigation and the DEP settlement. Changes in deferred revenue and customer advances are primarily attributable to the Company’s growth in service sales contracts and the timing of contract billings.
      Net cash used in investing activities totaled $51.0 million in 2005 compared to $108.6 million in 2004 and $18.7 million in 2003. Additions to fixed assets and intangible assets were $51.0 million in 2005, $66.2 million in 2004 and $34.6 million in 2003. Included in 2004 was a 250,000 square foot building purchase adjacent to the Company’s headquarters in Milford, Massachusetts for $18.1 million as well as approximately $3.2 million of costs in construction in-progress related to improvements made to the building. Aside from the purchase of this building, fixed asset and intangible asset additions were consistent with capital spending trends and expectations throughout the respective years to accommodate the Company’s growth. Business acquisitions were $42.4 million and $35.2 million in 2004 and 2003, respectively. There were no business acquisitions in 2005. In addition, net cash used by investing activities in 2003 benefited from the release of the restricted cash related to a payment made to Applera for an unfavorable judgment in patent litigation.
      Regarding cash provided by (used in) financing activities, the Company repurchased 15.4 million, 5.5 million and 11.9 million common stock shares at a cost of $659.3 million, $231.3 million and $324.6 million, respectively, during 2005, 2004 and 2003, respectively, under previously announced programs. On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. The Company repurchased 5.6 million shares at a cost of $216.1 million under this new program through December 31, 2005 leaving $283.9 million authorized for repurchases in the future. The Company believes that these share repurchase programs benefit shareholders by increasing earnings per share through reducing the outstanding shares while maintaining adequate financial flexibility given current cash and debt levels to fund future share repurchases and pursue acquisition opportunities. The Company received $16.8 million, $45.0 million and $27.8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans in 2005, 2004 and 2003, respectively. Proceeds from stock options exercised in 2004 and 2003 were unusually high due to significant exercises of stock options related to previously granted options about to expire.
      In November 2005, the Company entered into a new Credit Agreement (the “November 2005 Credit Agreement”) that provides for a $250.0 million term loan facility due in November 2010. The Company may, on a single occasion, request of the lender group that the facility be increased up to an additional $100.0 million. The Company plans to use the proceeds of the term loan to finance the repurchase of common stock under its stock repurchase program previously approved by its Board of Directors and for general corporate purposes. The interest rates applicable to any U.S. borrowings under the November 2005 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or, on any Euro borrowings, the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 37.5 basis points and 112.5 basis points. The November 2005 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1, and a leverage ratio test of not more than 3.25:1, for any period of four consecutive fiscal quarters, respectively. In addition, the November 2005 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the Company’s existing credit facility. The November 2005 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, similar in nature to those in the Company’s existing credit facility.
      In December 2004, the Company had entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility due in December 2009 and, subsequent to the amendment discussed below, a $450.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. In October 2005, the Company fully exercised the $100.0 million expansion feature in the credit agreement dated December 2004, increasing the amount from $700.0 million to $800.0 million. The Company used the proceeds of the additional borrowings to finance the repurchase of common stock and for general corporate purposes as provided for under the Credit Agreement. In October 2005, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to Statement SFAS No. 123(R). All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same in the Amended Credit Agreement.
      As of December 31, 2005, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $560.0 million under the Amended Credit Agreement for a total of $810.0 million borrowed under the two credit agreements and an amount available to borrow of $238.4 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $310.0 million classified as short-term debt at December 31, 2005 in the consolidated balance sheets. At December 31, 2004, the Company had aggregate borrowings under the Amended Credit Agreement of $440.0 million of which $250.0 million was classified as long-term debt. The remaining amounts of short-term debt of $16.3 million and $16.7 million at December 31, 2005 and 2004, respectively, represent various local lines of credit throughout the Company’s worldwide subsidiaries.
      The Company believes that the cash and cash equivalent balance of $493.6 million at the end of 2005 and expected cash flow from operating activities together with borrowing capacity from committed credit facilities will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
      In July 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA all of which was repatriated as a cash dividend by December 31, 2005 in accordance with the Board approved plan. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to the qualified and base period distribution in accordance with SFAS No. 109. The Company made $10.0 million in tax payments during 2005 and the Company expects to make tax payments of approximately $9.0 million during the first quarter of 2006. The remaining $5.0 million of this tax liability was offset by the tax benefit of a net operating loss carryforward (“NOL”), which was credited to additional paid-in capital in the third quarter of 2005. The tax benefit of the NOL was previously reserved for as a valuation allowance in additional paid-in capital since the NOL was originally associated with non-qualified stock option compensation expense recognized for tax purposes. The tax benefit became realizable as a result of the repatriation in the third quarter of 2005, and accordingly, income taxes payable was reduced and additional paid-in capital was credited for $5.0 million.
Commitments:
The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $0.8 million in 2005, $1.1 million in 2004 and $2.9 million in 2003. Future minimum licenses payable under existing license agreements as of December 31, 2005 are immaterial.
Contractual Obligations and Commercial Commitments
The following is a summary of the Company’s commitments as of December 31, 2005 (in thousands):

	Payments Due by Year

Contractual Obligations	Total	2006	2007	2008	2009	2010	2011	After 2011

Long-term debt(1)	$500,000	$—	$—	$—	$250,000	$250,000	$—	$—
Operating leases	92,897	19,497	15,859	13,349	10,275	9,135	7,534	17,248
Other long-term liabilities(2)	—	—	—	—	—	—	—	—

Total	$592,897	$19,497	$15,859	$13,349	$260,275	$259,135	$7,534	$17,248

	Amount of Commitments Expiration Per Period

Other Commercial Commitments	Total	2006	2007	2008	2009	2010	2011	After 2011

Letters of credit	$1,633	$1,633	$—	$—	$—	$—	$—	$—

(1)	The interest rates applicable to any U.S. borrowings under the New Credit Agreement and term loan and revolving loans under the existing credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or, on any Euro borrowings, the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 37.5 basis points and 112.5 basis points. At current and long-term debt and interest rate levels consistent with those at December 31, 2005, the Company’s interest expense would be approximately $44.0 million, annually.

(2)	Does not include normal purchases made in the ordinary course of business.
      From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Item 3, Legal Proceedings, will not be material to the financial position or results of operations.
      The Company paid approximately $13.5 million in the first quarter of 2006 for the net assets of the food safety business of VICAM Limited Partnership. This is described in more detail in Note 6, Acquisitions, in the Notes to the Consolidated Financial Statements.
      The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. During fiscal year 2006, the Company expects to contribute approximately $10.0 million to $12.0 million to the Company’s pension plans. Capital expenditures in 2006 are expected to be at similar levels expended in 2005 to support the growth in the business.
      The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in its credit facilities, its real estate leases, or supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Off-Balance Sheet Arrangements
The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated (to the extent of the Company’s ownership interest therein) into the consolidated financial statements. The Company has not entered into any transactions with unconsolidated entities whereby it has subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.
Critical Accounting Policies and Estimates
Summary:
The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations that require management to make estimates about matters that are highly uncertain and that would have a material impact on the Company’s results of operations given changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that reasonably could have been used in the current period. On an on-going basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There are other items within the Company’s consolidated financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could potentially have a material impact on the Company’s consolidated financial statements.
Revenue Recognition:
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped, all advance payments received associated with that particular order are reclassified to accounts receivable to offset against the customer invoice. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term, and revenue is amortized on a straight-line basis over the contract term. At December 31, 2005, the Company had current and long-term deferred revenue liabilities of approximately $71.7 million and $8.0 million, respectively.
      Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.
      Sales of software are accounted for in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Nearly all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipment as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.
Loss Provisions on Accounts Receivable and Inventory:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2005 was $256.8 million, net of allowances for doubtful accounts and sales returns of $6.6 million. Historically, the Company has not experienced significant bad debt losses.
      The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2005 was $131.6 million, net of write-downs to net realizable value of $13.4 million.
Long-Lived Assets, Intangible Assets and Goodwill:
The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patent, trademark and intellectual properties such as licenses.
      When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. In 2004, the Company recorded a $4.0 million charge for an other-than-temporary impairment of its technology licenses with Sandia National Laboratories as a significant portion of the technology collaboration program was suspended. Net intangible assets, long-lived assets, and goodwill amounted to $84.4 million, $141.0 million, and $210.6 million, respectively, as of December 31, 2005. The Company performs annual impairment reviews of its goodwill. The Company performed its annual review during 2005 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that at the time future reviews are completed, a material impairment charge will not be recorded.
Warranty:
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2005, the Company’s warranty liability was $11.7 million.
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
      The Company has a significant income tax benefit associated with the exercise of its nonqualified stock options recorded to additional paid-in-capital. Historically, the Company believed that it was more likely than not that the U.S. deferred tax assets associated with this tax benefit would not be realized and as a result, a valuation allowance was established for all the deferred tax assets relating to U.S. income. This valuation allowance against U.S. assets was maintained until an appropriate level of taxable income in the U.S. could be sustained. In 2005, the Company believed it had reached an appropriate sustainable level of profitability in the U.S.; therefore, $92.5 million of the valuation allowance was reversed, of which $78.8 million was credited to additional paid-in capital and the balance was credited to goodwill related to an acquisition the Company made in 2004. The Company made this determination based on a review of the facts and circumstances at that time.
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

Pension and Other Post-retirement Benefits:
Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other post-retirement benefits are evaluated periodically by management in consultation with outside actuaries and investment advisors. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets are evaluated and updated annually. The Company has assumed that the expected long-term rate of return on plan assets will be 8.00% for its U.S. defined-benefit pension plan which is the majority of the Company’s benefit obligation and expense.
      At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer and Citigroup Pension Discount Curves for high quality investments and the Moody’s Aa interest rate as of December 31, 2005 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At year-end 2005, the Company determined this rate to be 5.50% for its U.S. defined-benefit pension plan which is the majority of the Company’s benefit obligation and expense. Post-retirement benefit plan discount rates are the same as those used by the Company’s defined benefit pension plan in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits other than Pensions.”
      A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.4 million. A one-quarter percentage point change in the assumed long-term rate of return would impact the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.1 million.
Recent Accounting Standards Changes
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December  15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
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
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The standard is effective for public companies for the first annual period beginning after June 15, 2005. The final standard allows alternative methods for determining fair value. The Company will use the Black-Scholes model to determine the fair value of its stock-based compensation awards. The Company has made changes to its equity compensation structure and will begin granting a combination of restricted stock units and non-qualified stock options. The Company estimates that the adoption of SFAS No. 123(R), under the modified prospective method, will result in a negative impact to earnings per diluted share, net of tax, of approximately $0.21 to $0.24 in 2006.

      In April 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). As noted above, the adoption of SFAS No. 123(R), as applied using standards set forth in SAB 107, will have a material impact on the Company’s results of operations and financial position.
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
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At the present time, the Company believes the adoption of this standard will not have a material effect on its financial position, results of operations or cash flows.

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
      The Company is primarily exposed to currency exchange-rate risk with respect to certain inter-company balances, forecasted transactions and cash flow, and net assets denominated in Euro, Japanese Yen and British Pound. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. In addition, the Company utilizes derivative and non-derivative financial instruments to further reduce the net exposure to currency fluctuations.
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
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In the fourth quarter of 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax unrealized losses of $0.2 million in accumulated other comprehensive income on this interest rate swap agreement. During the first quarter of 2004, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $125.0 million, to hedge floating rate debt related to the term loan tranche of its outstanding debt, with a maturity date of 21 months. The Company subsequently closed out the swap in the second quarter of 2004, with a realized gain of $1.6 million. The total pre-tax amount of the gain that was recognized in earnings in 2004 was $0.7 million. The remaining $0.9 million was recognized in earnings in 2005 over the original term of the interest rate swap.

      Assuming a hypothetical adverse change of 100 basis points in interest rates, the fair market value of the floating to fixed rate interest rate swap would decrease by approximately $2.7 million and increase interest expense by approximately $2.0 million.
Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 30% of its sales denominated in Euros, 12% in Yen and smaller sales exposures in other currencies in 2005. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.
      During 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $30.0 million to approximately $50.0 million. At December 31, 2005, the notional amount of the outstanding contracts was approximately $50.0 million. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.7 million relating to closed Euro cross-currency interest rate swap agreements.
      During 2005 and 2004, the Company hedged its net investment in Yen foreign affiliates with Japanese Yen cross-currency interest rate swaps, with notional values ranging from approximately $26.0 million to approximately $37.0 million, respectively. At December 31, 2005 and 2004, the notional amounts of the outstanding contracts were zero and $37.0 million, respectively. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax realized losses of $0.2 million in accumulated other comprehensive income on the closed Japanese Yen cross-currency interest rate swap agreements. For the year ended December 31, 2004, the Company recorded cumulative pre-tax losses of $2.4 million in accumulated other comprehensive income, which consists of realized losses of $1.6 million related to closed Japanese Yen cross-currency interest rate swap agreements and unrealized losses of $0.8 million relating to the open Japanese Yen cross-currency interest rate swap agreements. For the year ended December 31, 2003, the Company recorded cumulative net pre-tax gains of $1.6 million in accumulated other comprehensive income, which consists of realized gains of $1.3 million relating to the closed Japanese Yen cross-currency interest rate swap agreements and unrealized gains of $0.3 million relating to the open Japanese Yen cross-currency interest rate swap agreements.
      During 2005 and 2004, the Company hedged its net investment in British Pound foreign affiliates with range forward agreements in British Pounds ranging from approximately £25.0 million to £75.0 million. Under the terms of the agreements the Company purchases an option below the current spot rate to sell British Pounds, and sells an option to their counterparties above the current spot rate to buy British Pounds, with option premiums that offset. At December 31, 2005, the Company had range forward agreements in British Pounds with a notional amount of £30.0 million outstanding. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax gain of $6.1 million in accumulated other comprehensive income, which consists of realized gains of $5.8 million related to the closed range forward agreements and unrealized gains of $0.3 million related to the open British Pound range forward agreements. At December 31, 2004, the Company had no range forward agreements in British Pounds outstanding. For the year ended December 31, 2004, the Company recorded a realized cumulative net pre-tax loss of $8.6 million to accumulated other comprehensive income, related to the closed range forward agreements.
      During 2005, the Company hedged its net investment in British Pound foreign affiliates with forward foreign exchange contracts in British Pounds. At December 31, 2005, the Company had no forward exchange contracts in British Pounds used to hedge its net investment position. For the year ended December 31, 2005, the Company recorded a realized gain of $1.6 million. For the year ended December 31, 2004, the Company recorded a cumulative net pre-tax gain of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.5 million related to closed forward agreements and unrealized gains of $0.2 million related to the British Pound forward agreements. As of December 31, 2004, the Company had forward foreign exchange contracts in British Pounds with a notional amount of approximately £45.0 million outstanding. For the year ended December 31, 2003, the Company recorded realized losses of $3.3 million in accumulated other comprehensive income relating to forward foreign exchange contracts in British Pounds that were entered into and closed in 2003. As of December 31, 2003, the Company had no open forward foreign exchange contracts in British Pounds.
      Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair market value of the cross-currency interest rate swap, range forwards and foreign exchange contracts agreements, designated as hedges of net investment in foreign operations, as of December 31, 2005, would decrease accumulated other comprehensive income by approximately $10.4 million.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2005 and December 31, 2004, the Company held forward foreign exchange contracts with notional amounts totaling approximately $72.9 million and $62.9 million, respectively. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.5 million, which consists of realized gains of $1.5 million relating to the closed forward contracts and $1.0 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2004, the Company recorded cumulative net pre-tax gains of $4.6 million, which consists of realized gains of $4.5 million on closed forward contracts and a $0.1 million of unrealized gains on the open forward contracts. For the year ended December 31, 2003, the Company recorded cumulative pre-tax gains of $5.4 million, which consists of realized gains of $4.6 million on closed forward contracts and $0.8 million of unrealized gains on the open forward contracts.
      Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts, as of December 31, 2005, would decrease earnings by approximately $7.3 million.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation:
We have completed integrated audits of Waters Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
____________________________________________________________
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 6, 2006

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$493,588	$539,077
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,550 and $7,100 at December 31, 2005 and 2004, respectively	256,809	271,731
Inventories	131,554	139,900
Other current assets	31,041	23,176

Total current assets	912,992	973,884
Property, plant and equipment, net	141,030	135,908
Intangible assets, net	84,363	85,249
Goodwill	210,571	228,537
Other assets	79,975	36,848

Total assets	$1,428,931	$1,460,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$326,286	$206,663
Accounts payable	44,243	46,180
Accrued employee compensation	23,044	33,709
Deferred revenue and customer advances	71,733	66,783
Accrued retirement plan contributions	12,931	10,655
Accrued income taxes	60,710	49,120
Accrued other taxes	14,024	12,547
Accrued warranty	11,719	10,565
Accrued litigation	5,340	4,652
Other current liabilities	33,861	52,116

Total current liabilities	603,891	492,990
Long-term liabilities:
Long-term debt	500,000	250,000
Long-term portion of retirement benefits	33,074	30,980
Other long-term liabilities	8,334	7,770

Total long-term liabilities	541,408	288,750

Total liabilities	1,145,299	781,740
Commitments and contingencies (Notes 10, 12, 13, 15 and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2005 and 2004	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 142,287 and 141,367 shares issued, 105,336 and 119,835 shares outstanding at
December 31, 2005 and 2004, respectively	1,423	1,414
Additional paid-in capital	467,681	366,224
Retained earnings	1,104,557	902,582
Treasury stock, at cost, 36,951 and 21,532 shares at December 31, 2005 and 2004, respectively	(1,314,446)	(655,161)
Deferred compensation	(255)	(157)
Accumulated other comprehensive income	24,672	63,784

Total stockholders’ equity	283,632	678,686

Total liabilities and stockholders’ equity	$1,428,931	$1,460,426

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Product sales	$834,673	$806,801	$723,151
Service sales	323,563	297,735	235,054

Total net sales	1,158,236	1,104,536	958,205
Cost of product sales	321,344	307,627	285,752
Cost of service sales	157,011	147,180	112,096

Total cost of sales	478,355	454,807	397,848

Gross profit	679,881	649,729	560,357
Selling and administrative expenses	321,694	300,150	264,252
Research and development expenses	66,905	65,241	59,242
Purchased intangibles amortization	5,005	4,814	4,242
Litigation provisions and settlement (Notes 12 and 13)	3,122	(9,277)	1,500
Loss on sale of business (Note 8)	—	—	5,031
Impairment of long-lived intangible asset (Note 9)	—	3,997	—
Restructuring and other charges, net (Note 14)	—	(54)	918
Expensed in-process research and development (Note 7)	—	—	6,000

Operating income	283,155	284,858	219,172
Other income (expense), net (Note 5)	(3,103)	(1,014)	(250)
Interest expense	(24,744)	(10,074)	(2,367)
Interest income	19,255	11,901	7,131

Income from operations before income taxes	274,563	285,671	223,686
Provision for income taxes (Note 11)	72,588	61,618	52,795

Net income	$201,975	$224,053	$170,891

Net income per basic common share	$1.77	$1.87	$1.39
Weighted average number of basic common shares	114,023	119,640	123,189

Net income per diluted common share	$1.74	$1.82	$1.34
Weighted average number of diluted common shares and equivalents	115,945	123,069	127,579

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$201,975	$224,053	$170,891
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	—	5,031
Provisions for doubtful accounts on accounts receivable	3,726	1,332	847
Expensed in process research and development	—	—	6,000
Provisions on inventory	7,093	7,349	8,848
Impairment of investments and other assets	4,820	5,011	250
Stock-based compensation	676	74	—
Deferred income taxes	10,235	1,468	(5,926)
Depreciation	23,669	22,075	21,983
Amortization of intangibles	20,016	19,851	11,865
Tax benefit related to stock option plans	4,872	32,012	17,582
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(6,515)	(36,453)	10,938
Increase in inventories	(6,973)	(11,575)	(4,302)
Decrease (increase) in other current assets	1,102	(7,344)	(3,199)
(Increase) decrease in other assets	(2,534)	3,716	501
Increase (decrease) in accounts payable and other current liabilities	26,802	12,203	(30,005)
Increase in deferred revenue and customer advances	7,551	1,526	3,277
Increase (decrease) in accrued litigation	688	(16,095)	(60,120)
Increase in other liabilities	864	246	2,544

Net cash provided by operating activities	298,067	259,449	157,005
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(51,045)	(66,236)	(34,586)
Business acquisitions, net of cash acquired	—	(42,369)	(35,204)
Proceeds from sale of business	—	—	1,183
Decrease in restricted cash	—	—	49,944

Net cash used in investing activities	(51,045)	(108,605)	(18,663)

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from financing activities:
Proceeds from debt issuances	915,512	885,053	682,428
Payments on debt	(545,889)	(674,699)	(443,605)
Payments of debt issuance costs	(443)	(1,578)	(436)
Proceeds from stock plans	16,801	44,982	27,824
Purchase of treasury shares	(659,285)	(231,287)	(324,578)
Proceeds (payments) of debt swaps and other derivatives contracts	1,289	(964)	(5,273)

Net cash (used in) provided by financing activities	(272,015)	21,507	(63,640)
Effect of exchange rate changes on cash and cash equivalents	(20,496)	9,945	18,767

(Decrease) increase in cash and cash equivalents	(45,489)	182,296	93,469
Cash and cash equivalents at beginning of period	539,077	356,781	263,312

Cash and cash equivalents at end of period	$493,588	$539,077	$356,781

Supplemental cash flow information:
Income taxes paid	$27,743	$28,574	$39,353
Interest paid	$23,995	$9,676	$3,457
The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Number of		Additional				Other	Total	Statements of
	Common	Common	Paid-In	Deferred	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income

	(In thousands)
Balance December 31, 2002	132,182	$1,322	$251,203	$—	$507,638	$(99,296)	$4,443	$665,310
Comprehensive income, net of tax:
Net income	—	—	—	—	170,891	—	—	170,891	$170,891
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	46,010	46,010	46,010
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(6,688)	(6,688)	(6,688)
Minimum pension liability adjustment	—	—	—	—	—	—	116	116	116
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	1,528	1,528	1,528

Other comprehensive income	—	—	—	—	—	—	40,966	40,966	40,966

Comprehensive income									$211,857

Issuance of common stock for Employee Stock Purchase Plan	95	1	2,196	—	—	—	—	2,197
Stock options exercised	4,431	44	25,583	—	—	—	—	25,627
Tax benefit related to stock option plans	—	—	17,582	—	—	—	—	17,582
Valuation allowance related to stock option deferred tax asset	—	—	(7,518)	—	—	—	—	(7,518)
Treasury stock	—	—	—	—	—	(324,578)	—	(324,578)

Balance December 31, 2003	136,708	$1,367	$289,046	$—	$678,529	$(423,874)	$45,409	$590,477

Comprehensive income, net of tax:
Net income	—	—	—	—	224,053	—	—	224,053	$224,053
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	27,413	27,413	27,413
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(9,341)	(9,341)	(9,341)
Minimum pension liability adjustment	—	—	—	—	—	—	427	427	427
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(124)	(124)	(124)

Other comprehensive income	—	—	—	—	—	—	18,375	18,375	18,375

Comprehensive income									$242,428

Issuance of common stock for Employee Stock Purchase Plan	67	1	2,172	—	—	—	—	2,173
Stock options exercised	4,585	46	42,763	—	—	—	—	42,809
Tax benefit related to stock option plans	—	—	32,012	—	—	—	—	32,012
Treasury stock	—	—	—	—	—	(231,287)	—	(231,287)
Restricted common stock	7	—	231	(157)	—	—	—	74

Balance December 31, 2004	141,367	$1,414	$366,224	$(157)	$902,582	$(655,161)	$63,784	$678,686

Comprehensive income, net of tax:
Net income	—	—	—	—	201,975	—	—	201,975	$201,975
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(44,383)	(44,383)	(44,383)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	7,731	7,731	7,731
Minimum pension liability adjustment	—	—	—	—	—	—	(1,021)	(1,021)	(1,021)
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(1,439)	(1,439)	(1,439)

Other comprehensive income	—	—	—	—	—	—	(39,112)	(39,112)	(39,112)

Comprehensive income									$162,863

Issuance of common stock for Employee Stock Purchase Plan	76	1	2,671	—	—	—	—	2,672
Stock options exercised	824	8	14,121	—	—	—	—	14,129
Tax benefit related to stock option plans	—	—	4,872	—	—	—	—	4,872
Release of valuation allowance	—	—	78,753	—	—	—	—	78,753
Treasury stock	—	—	—	—	—	(659,285)	—	(659,285)
Restricted common stock	7	—	320	(320)	—	—	—	—
Amortization of restricted stock issuance	—	—	—	222	—	—	—	222
Other stock-based compensation	13	—	720	—	—	—	—	720

Balance December 31, 2005	142,287	$1,423	$467,681	$(255)	$1,104,557	$(1,314,446)	$24,672	$283,632

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1 Description of Business, Organization and Basis of Presentation
Waters Corporation, (“Waters” or the “Company”) an analytical instrument manufacturer, designs, manufactures sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) together with HPLC, herein referred to as (“LC”) and mass spectrometry (“MS”) instrument systems and associated service and support products including chromatography columns and other “consumable” products. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. As a result of the acquisitions of Creon Lab Control AG (“Creon”) in July 2003 and NuGenesis Technologies Corporation in February 2004, Waters Division entered the laboratory informatics market. Laboratory informatics consists of laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrumental test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. In the third quarter of fiscal year 2003, the Company completed the integration of the LC and MS worldwide sales, service and support organizations. Accordingly, the Micromass operating segment has been integrated into the Waters operating segment. As discussed in Note 20 to the consolidated financial statements, the Company has two operating segments, Waters Division and TA, which have been aggregated into one reporting segment for financial statement purposes.

2	Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, retirement plan obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
Risks and Uncertainties
The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection and litigation of proprietary technology, fluctuations in foreign currency exchange rates, and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Translation of Foreign Currencies
For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 65% in 2005, 64% in 2004 and 63% in 2003. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.
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
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 51% in 2005, 53% in 2004 and 53% in 2003. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2005, 2004 or 2003. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of activity of the Company’s allowance for doubtful accounts and sales returns for the year ended December 31, 2005 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2005	$7,100	$3,726	$(4,276)	$6,550
2004	$5,638	$1,332	$130	$7,100
2003	$5,826	$847	$(1,035)	$5,638
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — thirty years, building improvements — five to thirty years, leasehold improvements — the shorter of the economic useful life or life of lease, and production and other equipment — two to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2005, 2004 and 2003.
Goodwill and Other Intangible Assets
The Company tests for goodwill impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for its reporting units. Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using a discounted cash flows technique which includes certain management assumptions such as estimated future cash flows, estimated growth rates and discount rates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Software Development Costs
The Company capitalizes software development costs for products offered for sale in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to four years (Note 9).
      The Company capitalizes internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. At December 31, 2005 and 2004, capitalized internal software included in property, plant and equipment totaled $2.2 million and $2.7 million net of accumulated amortization of $3.0 million and $2.5 million, respectively.
Investments
The Company accounts for its investments that represent less than twenty percent ownership using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, these securities are considered available-for-sale investments and unrealized gains and losses are charged or credited to other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments are included in the consolidated statements of operations.
      Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2005 and 2004 are included in other assets and amounted to $11.0 million and $17.9 million, respectively.
Asset Impairments
The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors including but not limited to operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is separately identified in the consolidated statements of operations.
Fair Values of Financial Instruments
Fair values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate cost.
Stockholders’ Equity
On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. The Company has repurchased 5.6 million shares at a cost of $216.1 million under this new program through December 31, 2005. The Company repurchased 15.4 million, 5.5 million, and 11.9 million common stock shares at a cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$659.3 million, $231.3 million, and $324.5 million, respectively, during 2005, 2004 and 2003, respectively, under the October 2005 and previously announced programs. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.
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
Hedge Transactions
The Company records its hedge transactions in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.
      The Company currently uses derivative instruments to manage exposures to foreign currency risks. The Company’s objectives for holding derivatives are to minimize foreign currency risk using the most effective methods to eliminate or reduce the impact of foreign currency exposure. The Company documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.
      The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In the fourth quarter of 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax unrealized losses of $0.2 million in accumulated other comprehensive income on this interest rate swap agreement. During the first quarter of 2004, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $125.0 million, to hedge floating rate debt related to the term loan tranche of its outstanding debt, with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maturity date of 21 months. The Company subsequently closed out the swap in the second quarter of 2004, with a realized gain of $1.6 million. The total pre-tax amount of the gain that was recognized in earnings in 2004 was $0.7 million. The remaining $0.9 million was recognized in earnings in 2005 over the original term of the interest rate swap.
Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 30% of its sales denominated in Euros, 12% in Yen and smaller sales exposures in other currencies in 2005. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.
      During 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $30.0 million to approximately $50.0 million. At December 31, 2005, the notional amount of the outstanding contracts was approximately $50.0 million. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.7 million relating to closed Euro cross-currency interest rate swap agreements.
      During 2005 and 2004, the Company hedged its net investment in Yen foreign affiliates with Japanese Yen cross-currency interest rate swaps, with notional values ranging from approximately $26.0 million to approximately $37.0 million, respectively. At December 31, 2005 and 2004, the notional amounts of the outstanding contracts were zero and $37.0 million, respectively. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax realized losses of $0.2 million in accumulated other comprehensive income on the closed Japanese Yen cross-currency interest rate swap agreements. For the year ended December 31, 2004, the Company recorded cumulative pre-tax losses of $2.4 million in accumulated other comprehensive income, which consists of realized losses of $1.6 million related to closed Japanese Yen cross-currency interest rate swap agreements and unrealized losses of $0.8 million relating to the open Japanese Yen cross-currency interest rate swap agreements. For the year ended December 31, 2003, the Company recorded cumulative net pre-tax gains of $1.6 million in accumulated other comprehensive income, which consists of realized gains of $1.3 million relating to the closed Japanese Yen cross-currency interest rate swap agreements and unrealized gains of $0.3 million relating to the open Japanese Yen cross-currency interest rate swap agreements.
      During 2005 and 2004, the Company hedged its net investment in British Pound foreign affiliates with range forward agreements in British Pounds ranging from approximately £25.0 million to £75.0 million. Under the terms of the agreements the Company purchases an option below the current spot rate to sell British Pounds, and sells an option to their counterparties above the current spot rate to buy British Pounds, with option premiums that offset. At December 31, 2005, the Company had range forward agreements in British Pounds with a notional amount of £30.0 million outstanding. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax gain of $6.1 million in accumulated other comprehensive income, which consists of realized gains of $5.8 million related to the closed range forward agreements and unrealized gains of $0.3 million related to the open British Pound range forward agreements. At December 31, 2004, the Company had no range forward agreements in British Pounds outstanding. For the year ended December 31, 2004, the Company recorded a realized cumulative net pre-tax loss of $8.6 million to accumulated other comprehensive income, related to the closed range forward agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2005, the Company hedged its net investment in British Pound foreign affiliates with forward foreign exchange contracts in British Pounds. At December 31, 2005, the Company had no forward exchange contracts in British Pounds used to hedge its net investment position. For the year ended December 31, 2005, the Company recorded a realized gain of $1.6 million. For the year ended December 31, 2004, the Company recorded a cumulative net pre-tax gain of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.5 million related to closed forward agreements and unrealized gains of $0.2 million related to the British Pound forward agreements. As of December 31, 2004, the Company had forward foreign exchange contracts in British Pounds with a notional amount of approximately £45.0 million outstanding. For the year ended December 31, 2003, the Company recorded realized losses of $3.3 million in accumulated other comprehensive income relating to forward foreign exchange contracts in British Pounds that were entered into and closed in 2003. As of December 31, 2003, the Company had no open forward foreign exchange contracts in British Pounds.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2005 and December 31, 2004, the Company held forward foreign exchange contracts with notional amounts totaling approximately $72.9 million and $62.9 million, respectively. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.5 million, which consists of realized gains of $1.5 million relating to the closed forward contracts and $1.0 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2004, the Company recorded cumulative net pre-tax gains of $4.6 million, which consists of realized gains of $4.5 million on closed forward contracts and a $0.1 million of unrealized gains on the open forward contracts. For the year ended December 31, 2003, the Company recorded cumulative pre-tax gains of $5.4 million, which consists of realized gains of $4.6 million on closed forward contracts and $0.8 million of unrealized gains on the open forward contracts.
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
      The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based on several factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.
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
      Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of return are generally not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criterion is satisfied. Discounts from list prices are recorded as a reduction to sales.
      Sales of software are accounted for in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Nearly all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipment as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.
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
      The following is a summary of the activity of the Company’s accrued warranty liability for the year ended December 31, 2005 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability:
2005	$10,565	$19,679	$(18,525)	$11,719
2004	$11,051	$19,915	$(20,401)	$10,565
2003	$9,562	$15,611	$(14,122)	$11,051
Advertising Costs
All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2005, 2004 and 2003 were $8.5 million, $6.4 million and $7.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development Expenses
Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.
Expensed In-Process Research and Development Expenses
Costs to acquire in-process research and development (“IPR&D”) projects and technologies, which have not reached technological feasibility at the date of acquisition and have no alternative future use, are expensed as incurred (Note 7).
Stock-Based Compensation
The Company has five stock-based compensation plans, which are described in Note 16. The Company uses the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. No compensation expense has been recognized at the grant date for its fixed employee stock option plans, except as noted below, or its employee stock purchase plan since all stock based compensation awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. The cost of time-based restricted stock awards is initially recorded as deferred compensation and expensed over the respective vesting period. Stock-based compensation expense recorded, related to restricted stock awards, except as noted below, was immaterial for 2005 and 2004.
      In 2005, the Company approved an amendment to accelerate the vesting of approximately 12 thousand unvested stock options and to extend the expiration date of approximately 36 thousand stock options granted to a retiring non-employee director of the Company. The Company also approved an amendment to accelerate the vesting of 2 thousand shares of the Company’s restricted common stock granted to the same director. Under APB 25 and FIN 44 these modifications resulted in a charge which was recorded in selling and administrative expense in the 2005 consolidated statements of operations of approximately $0.5 million.
      On December 31, 2004, the Company approved an amendment to accelerate the vesting of approximately 238 thousand unvested stock options granted between December 2000 and February 2001 to certain employees of the Company. These options had an exercise price significantly greater than the market value of the Company’s stock at that time; hence, in accordance with APB 25 and FIN 44, no compensation expense was recorded in the consolidated statements of operations. Each stock option was scheduled to vest primarily in 2005, but became fully vested and exercisable on December 31, 2004. The exercise price and number of shares underlying each affected stock option were unchanged. The acceleration of these options was primarily done as a result of the issuance of SFAS No. 123(R), “Share-Based Payment”, which, under the modified prospective method, requires the expensing of unvested stock options in the first annual reporting period that begins after June 15, 2005. As a result of this acceleration, the Company recognized share-based compensation, net of related tax effects, of $9.1 million in the fourth quarter of 2004 in the pro forma net income disclosure for SFAS No. 123, “Accounting for Stock-Based Compensation”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 for the Company’s five stock-based compensation plans for all of the periods shown.

Compensation Expense — Fair Value Method
(in thousands, except per share data)	2005	2004	2003

Net income, as reported December 31	$201,975	$224,053	$170,891
Deduct: total stock-based employee compensation expense, net of related tax effects	(22,729)	(39,496)	(25,999)
Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	556	59	—

Pro forma net income	$179,802	$184,616	$144,892

Net income per share:
Basic — as reported	$1.77	$1.87	$1.39
Basic — pro forma	$1.58	$1.54	$1.18
Diluted — as reported	$1.74	$1.82	$1.34
Diluted — pro forma	$1.55	$1.50	$1.14
      The fair value of each option grant under SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model. Beginning in 2005, the Company used implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The expected volatility assumption of all grants issued prior to 2005 was derived from the Company’s historical volatility. In 2005, the Company changed its stock-based compensation structure and plans to begin granting a combination of restricted stock units and non-qualified stock options. The expected life assumption for 2005 grants is based on historical experience for the new population of non-qualified stock optionees. Relevant data are described below (options issued are in thousands):

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2005	2004	2003

Options issued	551	1,975	2,104
Risk-free interest rate	4.3	3.8	4.1
Expected life in years	6.0	5.5	7.5
Expected volatility	.270	.552	.541
Expected dividends	—	—	—

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant	2005	2004	2003

Exercise price	$39.51	$46.79	$31.60
Fair value	$14.22	$25.10	$20.13
Income Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the Company presents two earnings per share (“EPS”) amounts. Income per basic common share is based on income available to common shareholders and the weighted average number of common shares outstanding during the periods presented. Income per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.
Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
Recent Accounting Standards Changes
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
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
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. This standard requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The standard is effective for public companies for the first annual period beginning after June 15, 2005. The final standard allows alternative methods for determining fair value. The Company will use the Black-Scholes model to determine the fair value of its stock-based compensation awards. The Company has made changes to its equity compensation structure and plans to begin granting a combination of restricted stock units and non-qualified stock options. The Company estimates that the adoption of SFAS No. 123(R), under the modified prospective method, will result in a negative impact to earnings per diluted share, net of tax, of approximately $0.21 to $0.24 in 2006.
      In April 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). As noted above, the adoption of SFAS No. 123(R), as applied using standards set forth in SAB 107, will have a material impact on the Company’s results of operations and financial position.
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
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At the present time, the Company believes the adoption of this standard will not have a material effect on its financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3	Inventories
Inventories are classified as follows (in thousands):

	December 31

	2005	2004

Raw materials	$45,257	$51,777
Work in progress	12,908	14,125
Finished goods	73,389	73,998

Total inventories	$131,554	$139,900

4	Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31

	2005	2004

Land and land improvements	$8,199	$7,877
Buildings and leasehold improvements	96,036	88,834
Production and other equipment	188,534	181,800
Construction in progress	10,407	8,859

Total property, plant and equipment	303,176	287,370
Less: accumulated depreciation and amortization	(162,146)	(151,462)

Property, plant and equipment, net	$141,030	$135,908

      During 2005, the Company retired and disposed of approximately $9.6 million of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

5	Business Investments
In the fourth quarter of 2005, the Company recorded a $4.8 million pre-tax charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc. This charge was recorded based on the Company’s assessment of Beyond Genomics, Inc.’s current financial condition and uncertainty surrounding their ability to raise necessary funding.
      In November 2000 and February 2002, the Company made minority equity investments in GeneProttm, Inc. (“GeneProt”), a privately held company. The investment in GeneProt was accounted for under the cost method of accounting. To the Company’s knowledge, due to changes in GeneProt’s ability to generate enough commercial interest to expand its business in the U.S. market, the Company recorded pre-tax charges of $1.0 million to other income (expense) in the consolidated statements of operations during the year ended December, 31, 2004, for an other-than-temporary impairment of its investment in GeneProt. The investment in GeneProt is zero at December 31, 2005 and December 31, 2004.
      In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”), a publicly traded company, to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics was considered a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership. The investment in Variagenics was included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). On January 31, 2003, Variagenics was merged with Hyseq Pharmaceuticals and is now named

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nuvelo, Inc. (“Nuvelo”). In 2005, the Company sold its Nuvelo, Inc. common stock for $2.5 million resulting in a gain of $1.7 million which was recorded in other income in the consolidated statements of operations. The carrying amount, which approximated market value, of this investment was zero and $3.0 million at December 31, 2005 and 2004, respectively.

6	Acquisitions
NuGenesis:
In February 2004, the Company acquired all of the capital stock of NuGenesis Technologies Corporation (“NuGenesis”), a company headquartered in Westborough, Massachusetts, for approximately $42.9 million in cash. NuGenesis developed and marketed the NuGenesis Scientific Data Management System (“SDMS”).
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

      In connection with the NuGenesis purchase price allocation, deferred tax liabilities were established for the amortization of intangible assets for book purposes that were not deductible for tax purposes in the U.S. In the third quarter of 2004, the Company transferred the NuGenesis intangible assets to a foreign wholly-owned subsidiary, where the Company expects to deduct the amortization of the intangible assets for book and tax purposes. As a result, deferred tax liabilities and goodwill were reduced by $4.6 million during the year ended December 31, 2004. In 2005, as a result of the releasing of the deferred tax valuation allowance related to deferred tax assets acquired in the NuGenesis acquisition, the Company reduced goodwill by approximately $13.4 million.
      The Company recorded approximately $1.1 million in purchase accounting liabilities relating to the NuGenesis acquisition. Approximately $0.4 million had been utilized and $0.7 million has been reversed as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004. The reversal was due to a change in management’s plan to continue use of a facility lease assumed as part of the acquisition until the end of its term in June 2005.
Creon:
Effective July 1, 2003, the Company acquired all of the capital stock of Creon, a Company headquartered in Cologne, Germany, for approximately $16.3 million in cash. Creon specialized in Laboratory Information Management Software (“LIMS”) solutions.
      The acquisition of Creon was accounted for under the purchase method of accounting and the results of operations of Creon have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. In conjunction with the acquisition in 2003, the Company recorded a charge of $6.0 million for the write-off of acquired in-process research and development. The technological feasibility of in-process research and development projects had not been established at the date of acquisition and they had no alternative future use.
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
      The Company recorded approximately $4.1 million in purchase accounting liabilities relating to the Rheometrics acquisition. The purchase accounting liabilities included $1.2 million for severance costs for approximately 65 employees, all of whom were terminated as of December 31, 2004, and $0.9 million in facilities related costs for three facilities, all of which have been closed as of December 31, 2004. During 2005, the Company reversed $0.1 million of accruals established during purchase accounting against goodwill since it was no longer required.
      The following is a summary of activity of the Rheometrics acquisition schedule of amounts accrued under purchase accounting and related utilization (in thousands):

	Balance			Balance
	December 31,		Utilization and	December 31,
	2004	Amounts	Reversals	2005

Relocation	$73	$—	$(3)	$70
Supplier and contract terminations	35	—	(35)	—
Facility related costs	153	—	(153)	—

Total	$261	$—	$(191)	$70

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Net revenues	$1,158,236	$1,105,852	$984,080
Net income	$201,975	$221,188	$173,918
Income per basic common share (excluding expensed in-process research and development charge):
Net income	$1.77	$1.85	$1.41
Income per diluted common share (excluding expensed in-process research and development charge):
Net income	$1.74	$1.80	$1.36
      The pro forma effects of the Rheometrics and Other acquisitions are immaterial.
      In the first quarter of 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership for approximately $13.5 million. This transaction will be accounted for under the purchase method of accounting. During the first quarter of 2006, the Company will record each acquired asset and liability assumed at its fair value, which is subject to future adjustment when appraisals or other valuation data have been obtained.

7	Expensed In-Process Research and Development
In connection with the acquisition of Creon, the Company wrote off the fair value of purchased IPR&D of various projects for the development of new products and technologies in the amount of $6.0 million. The amount was determined by identifying research projects for which technological feasibility had not been established and had no alternative future uses. As of the acquisition date, there were four projects that met the above criteria. The significant IPR&D projects identified consist of the eLab Notebooktm and the automatic LC-MS dereplication system. The IPR&D charges associated with these projects were $4.5 million and $0.8 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On March 26, 2003, the Company sold the net assets of its mass spectrometry inorganic product line for approximately $1.2 million in cash and the balance in notes receivable. Assets sold included inventory and certain accounts receivable, and liabilities assumed by the acquirer consisted of deferred service sales and advance payment obligations, and warranty and installation obligations. The Company recorded a loss on disposal of approximately $5.0 million, including severance costs of approximately $0.3 million. This business generated sales of approximately $14.0 million per year with no significant effects to earnings per share results.

9	Goodwill and Other Intangibles
The carrying amount of goodwill was $210.6 million and $228.5 million at December 31, 2005 and 2004, respectively. The decrease is primarily attributable to the release of a deferred tax asset valuation allowance of approximately $13.4 million associated with the NuGenesis acquisition, resulting in a credit to goodwill. The additional change in goodwill is attributable to a $4.4 million decrease relating to currency translation and the reversal of $0.1 million of goodwill relating to an accrual established as part of the Rheometrics purchase, since it was no longer required.
      The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2005			December 31, 2004

			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$61,827	$27,250	11 years	$64,814	$22,812	11 years
Capitalized software	85,089	47,846	3 years	66,186	35,384	3 years
Licenses	9,548	5,052	9 years	9,500	4,122	10 years
Patents and other intangibles	12,137	4,090	8 years	9,829	2,762	8 years

Total	$168,601	$84,238	7 years	$150,329	$65,080	7 years

      Foreign currency translation decreased the gross carrying value of intangible assets by approximately $3.3 million in 2005.
      For the years ended December 31, 2005, 2004 and 2003, amortization expense for intangible assets was $20.0 million, $19.9 million and $11.9 million, respectively. Amortization expense for intangible assets is estimated to be approximately $20.1 million for each of the next five years. Accumulated amortization for intangible assets decreased approximately $0.9 million in 2005 due to the effect of foreign currency translation.
      During the year ended December 31, 2004, the Company acquired approximately $16.1 million of purchased intangibles as a result of the NuGenesis acquisition (Note 6) and other various customer lists and distributor rights, mostly in Asia. In addition, foreign currency translation increased intangible assets by approximately $1.9 million in 2004.
      During the year ended December 31, 2004, the Company retired approximately $7.9 million in fully amortized purchased intangibles and $2.8 million in fully amortized capitalized software related to thermal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
analysis technology no longer in use. During 2004, the Company recorded a pre-tax charge of $4.0 million in the consolidated statements of operations for the impairment of a license with Sandia National Laboratories.

10	Debt
In November 2005, the Company entered into a new Credit Agreement (the “November 2005 Credit Agreement”) that provides for a $250.0 million term loan facility due in November 2010. The Company may, on a single occasion, request of the lender group that the facility be increased up to an additional $100.0 million. The Company plans to use the proceeds of the term loan to finance the repurchase of common stock under its stock repurchase program previously approved by its Board of Directors and for general corporate purposes. The interest rates applicable to any U.S. borrowings under the November 2005 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or, on any Euro borrowings, the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 37.5 basis points and 112.5 basis points. The November 2005 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1, and a leverage ratio test of not more than 3.25:1, for any period of four consecutive fiscal quarters, respectively. In addition, the November 2005 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the Company’s existing credit facility. The November 2005 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, similar in nature to those in the Company’s existing credit facility.
      In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility due in December 2009 and, subsequent to the amendment discussed below, a $550.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. In October 2005, the Company exercised the $100.0 million expansion feature in the credit agreement dated December 2004, increasing the amount from $700.0 million to $800.0 million. The Company plans to use the proceeds of the additional borrowings, if and when utilized, for general corporate purposes as provided for under the Credit Agreement. In October 2005, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to SFAS 123(R), “Share-Based Payment”. All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same in the Amended Credit Agreement.
      As of December 31, 2005, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $560.0 million under the Amended Credit Agreement for a total of $810.0 million borrowed under the two credit agreements and an amount available to borrow of $238.4 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $310.0 million classified as short-term debt at December 31, 2005 in the consolidated balance sheets. At December 31, 2004, the Company had aggregate borrowings under the Amended Credit Agreement of $440.0 million. The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $76.9 million at December 31, 2005 and $95.7 million at December 31, 2004. At December 31, 2005 and 2004, related short-term borrowings were $16.3 million at a weighted average interest rate of 3.11% and $16.7 million at a weighted average interest rate of 2.45%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11	Income Taxes
Income tax data for the years ended December 31, 2005, 2004 and 2003 follow in the tables below (in thousands).

	Year Ended December 31

	2005	2004	2003

The components of income from operations before income taxes were as follows:
Domestic	$53,757	$83,573	$55,580
Foreign	220,806	202,098	168,106

Total	$274,563	$285,671	$223,686

The components of the current and deferred income tax provision from operations were as follows:
Current	$63,437	$58,674	$46,008
Deferred	9,151	2,944	6,787

Total	$72,588	$61,618	$52,795

The components of the provision for income taxes from operations were as follows:
Federal	$39,852	$28,262	$20,077
State	4,488	4,061	2,066
Foreign	28,248	29,295	30,652

Total	$72,588	$61,618	$52,795

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$96,097	$99,985	$78,290
Extraterritorial income exclusion	(3,384)	(3,061)	(2,665)
State income tax, net of federal income tax benefit	1,286	2,640	1,343
Net effect of foreign operations	(44,658)	(37,875)	(23,811)
AJCA dividend repatriation	24,000	—	—
Other, net	(753)	(71)	(362)

Provision for income taxes	$72,588	$61,618	$52,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2005	2004

The tax effects of temporary differences and carryforwards which gave rise to deferred tax assets and deferred tax (liabilities) were as follows:
Deferred tax assets:
Net operating losses and credits	$125,632	$136,313
Depreciation and capitalized software	1,570	—
Amortization	12,644	6,357
Deferred compensation	9,553	9,193
Revaluation of equity investments	9,356	10,390
Inventory	2,761	2,735
Accrued liabilities and reserves	2,444	5,887
Interest	5,161	5,161
Other	7,807	7,337

	176,928	183,373
Valuation allowance	(87,997)	(167,501)

Deferred tax asset, net of valuation allowance	88,931	15,872
Deferred tax liabilities:
Depreciation and capitalized software	(7,290)	(8,469)
Amortization	(1,625)	(1,625)
Deferred compensation	(3,590)	—
Indefinite lived intangibles	(13,381)	(8,766)
Other	(47)	(3,283)

	(25,933)	(22,143)

Net deferred tax assets (liabilities)	$62,998	$(6,271)

      Statement of Financial Accounting Standard SFAS No. 109, “Accounting for Income Taxes”, requires that a Company evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. At December 31, 2004, the Company determined that it was more likely than not that the $167.5 million of deferred tax benefit would not be realized, therefore, a valuation allowance had reduced this deferred tax benefit to zero. Included in the $167.5 million of total valuation allowance, at December 31, 2004, was $154.9 million relating to U.S. assets. The valuation allowance against the U.S. deferred tax assets would be maintained until an appropriate level of taxable income in the U.S. could be sustained. To the extent the deferred tax assets relate to stock option deductions, the resultant benefits, if and when realized, will be credited to additional paid-in capital.
      In 2005, the Company reversed approximately $92.5 million of its valuation allowance on its deferred tax assets with a credit of $78.8 million to additional paid-in capital and the remainder to goodwill in the consolidated balance sheet. The Company believes an appropriate level of profitability had been established and believes that it is more likely than not that the deferred tax assets will be realized in the future. The Company made this determination based on a review of the facts and circumstances at this time.
      Net deferred tax assets include $13.0 million and $4.1 million in other current assets and $50.0 million and zero in other assets at December 31, 2005 and 2004, respectively. Net deferred tax liabilities included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other current liabilities totaled zero and $10.4 million at December 31, 2005, and 2004, respectively. The deferred tax liabilities relate primarily to the U.S.
      The Company’s deferred tax benefit of net operating losses and credits is broken out as follows: $45.5 million ($123.0 million pre-tax) in U.S. federal and state operating loss carryforwards that begin to expire in 2020 and 2006, respectively; $63.6 million in foreign tax credits, which begin to expire in 2009; $6.5 million in research and development credits that begin to expire in 2009; and $10.0 million ($36.5 million pre-tax) in foreign net operating losses with expiration dates ranging from 2006 to unlimited.
      The Company has provided a valuation allowance of $88.0 million principally against foreign tax credits ($63.6 million), certain foreign net operating losses, deferred interest and other deferred tax assets. The benefit relating to foreign tax credits and other deferred tax assets, if and when realized, will be credited to additional paid-in capital.
      The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $4.9 million, $32.0 million and $17.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      At December 31, 2005, there were unremitted earnings of foreign subsidiaries of approximately $304.4 million. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest the earnings outside the U.S.
      In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It previously had been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. In July 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company will use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to the qualified and base period distribution in accordance with SFAS No. 109. The Company made $10.0 million in tax payments during 2005 and the Company expects to make a tax payment of approximately $9.0 million during the first quarter of 2006. The remaining $5.0 million of this tax liability was offset by the tax benefit of a net operating loss carryforward (“NOL”), which was credited to additional paid-in capital in the third quarter of 2005. The tax benefit of the NOL was previously reserved for as a valuation allowance in additional paid-in capital since the NOL was originally associated with non-qualified stock option compensation expense recognized for tax purposes. The tax benefit became realizable as a result of the repatriation in the third quarter of 2005, and accordingly, income taxes payable was reduced and additional paid-in capital was credited for $5.0 million.
      The Company’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 were 26.4%, 21.6% and 23.6%, respectively. The effective tax rate for 2005 includes the $24.0 million provision made under the AJCA. Without this provision, the Company’s effective tax rate for 2005 would have been 17.7%. The Company’s effective tax rate has benefited primarily from the preferential tax rate of 10% afforded its Irish operations. The Irish rate will increase to 12.5% in 2011. The effect of the Irish operation is a benefit of approximately $49.4 million or $0.43 per diluted share for the year ended December 31, 2005.

12	Patent Litigation
Applera Corporation:
PE Corporation (since renamed Applera Corporation), MDS, Inc. and Applied Biosystems/ MDS Sciex (“the Plaintiffs”) filed a civil action against Micromass UK Limited and Micromass, Inc., wholly owned subsidiaries of the Company, in the U.S. District Court for the District of Delaware (the “Court”) on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accrued patent litigation expenses in the consolidated balance sheets as of December 31, 2005 and December 31, 2004 were zero and $0.1 million, respectively. The change in the liability from December 31, 2004 is attributed to the payment of legal fees directly associated with these cases. There were no charges in the statements of operations for the years ended December 31, 2005, 2004 and 2003 related to these cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” do not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), have brought an action alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004. In March 2004, Agilent Technologies GmbH brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK in June, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower court’s ruling of non-infringement. The damages trial scheduled for March 2005 was postponed pending this appeal and rescheduled for December, 2005. In December, 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February, 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a Consent Order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the Consent Order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and in April, 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. This case is currently pending.
      The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at December 31, 2005 and December 31, 2004 was $5.3 million and $4.5 million, respectively, for the England and France suits. The change in the liability through December 31, 2005 is attributable to the provision discussed above and payments of legal fees directly associated with the cases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In July 2003, the Company entered into a settlement agreement (the “Environmental Settlement Agreement”) with the Commonwealth of Massachusetts, acting by and through the Attorney General and the Department of Environmental Protection, with respect to alleged non-compliance with state environmental laws at its Taunton, Massachusetts facility. Pursuant to the terms of a final judgment entered in the Superior Court of the Commonwealth on July 10, 2003, the Company paid a civil penalty of $5.9 million. In addition, the Company agreed to conduct a Supplemental Environmental Project in the amount of $0.6 million, comprised of investments in capital infrastructure, to study the effects of bio-filtration on certain air emissions from the Taunton facility and for the purchase of equipment in connection therewith. As of December 31, 2005, the Company had fulfilled its obligations with respect to the Supplemental Environmental Project. Pursuant to the terms of the Environmental Settlement Agreement, the Company also agreed to undertake a variety of actions to ensure that air emissions from the facility do not exceed certain limits and that the facility is brought into full compliance with all applicable environmental regulations.

14	Restructuring and Other Charges
2006 Restructuring:
In early February 2006, the Company began implementing a cost reduction plan, primarily affecting operations in the U.S. and Europe that resulted in the employment of approximately 70 employees being terminated with effective dates through third quarter of 2006. In addition, the Company plans to close a sales and demonstration office in the Netherlands in the third quarter of 2006. The Company is implementing this cost reduction plan primarily to realign its operating costs with business opportunities around the world. The Company expects to incur a one-time estimated restructuring charge in 2006 in the range of $5.0 million to $7.0 million. The Company expects the entire restructuring plan to be completed by the third quarter of 2006.
2004 Restructuring:
In January 2004, the Company initiated a small restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were to be terminated, all of whom had left the Company as of December 31, 2004. The provision of $2.1 million, recorded during the year ended December 31, 2004, represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort. The Company’s 2004 restructuring liability was zero at December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company recorded $2.6 million and $7.4 million of charges for the year ended December 31, 2003 and 2002, respectively, for restructuring and other directly related incremental charges relating to its integration of the worldwide LC and MS sales, service and support organizations. The charge for the year ended December 31, 2003 includes severance costs for 13 people, distributor termination costs and other directly related incremental costs of this integration effort.
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
      The Company’s 2002 integration restructuring liability was zero at December 31, 2005 and 2004.
      The Company also recorded an unrelated restructuring provision of $0.1 million at its TA subsidiary for severance and other related costs in the year ended December 31, 2003. There were no such charges for the years ended December 31, 2005 and 2004.

15	Other Commitments and Contingencies
Lease agreements, expiring at various dates through 2022, cover buildings, office equipment and automobiles. Rental expense was $23.2 million, $19.7 million and $19.6 million during the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rents payable as of December 31, 2005 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2006	$19,497
2007	15,859
2008	13,349
2009	10,275
2010 and thereafter	33,917
      The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $0.8 million, $1.1 million and $2.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum licenses payable under existing license agreements as of December 31, 2005 will be immaterial for the years ended December 31, 2006 and thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock Option Plans
On November 20, 2003, the Company’s shareholders approved the 2003 Equity Incentive Plan (“2003 Plan”). The 2003 Plan replaced the Company’s three preceding plans, under all of which 5,697 shares remained available for granting in the form of incentive or non-qualified stock options, SARs, restricted stock or other types of awards. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock shall be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock shall have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. Except for stock options and restricted stock, no SARs or other types of awards were outstanding as of December 31, 2005.
      The following table details the weighted average remaining contractual life of options outstanding at December 31, 2005 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$ 5.01 to $10.00	257	$8.57	0.4	257	$8.57
$10.01 to $15.00	575	$10.69	1.9	575	$10.69
$15.01 to $20.00	803	$19.68	2.9	803	$19.68
$20.01 to $30.00	2,239	$22.25	5.7	1,584	$22.49
$30.01 to $40.00	3,906	$34.71	7.4	1,894	$34.85
$40.01 to $80.97	3,159	$56.46	7.3	1,597	$65.51

	10,939	$35.47	6.2	6,710	$34.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2002	17,327	$1.02 to $80.97	$19.68
Granted	2,104	$21.05 to $32.12	$31.60
Exercised	(4,431)	$1.02 to $23.06	$5.78
Canceled	(462)	$19.69 to $72.06	$41.69

Outstanding at December 31, 2003	14,538	$1.02 to $80.97	$24.93
Granted	1,975	$33.12 to $47.12	$46.79
Exercised	(4,585)	$2.38 to $36.25	$9.34
Canceled	(606)	$21.39 to $72.06	$43.39

Outstanding at December 31, 2004	11,322	$1.02 to $80.97	$34.07
Granted	551	$37.84 to $48.85	$39.51
Exercised	(824)	$1.02 to $36.25	$17.14
Canceled	(110)	$21.39 to $72.06	$48.90

Outstanding at December 31, 2005	10,939	$8.55 to $80.97	$35.47

      Options exercisable at December 31, 2005, 2004 and 2003 were 6.7 million, 6.1 million and 9.1 million, respectively. The weighted average exercise prices of options exercisable at December 31, 2005, 2004 and 2003 were $34.34, $31.98 and $19.48, respectively.
      During both 2005 and 2004, the Company granted seven thousand shares of restricted stock. The restrictions on these shares lapse January 30, 2008 and 2007, respectively. The Company has recorded $0.2 million and $0.1 million of compensation expense during 2005 and 2004, respectively, related to the restricted stock grants. The weighted-average fair value on the grant date of the restricted stock for 2005 and 2004 was $45.77 and $33.12, respectively.
      Shares available for grant under the 2003 Plan at December 31, 2005 were 6.0 million.
Employee Stock Purchase Plan
On February 26, 1996, the Company adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s Common Stock. The plan makes available 1.0 million shares of the Company’s Common Stock commencing October 1, 1996. As of December 31, 2005, 686 thousand shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17	Earnings per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2005

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$201,975	114,023	$1.77

Effect of dilutive securities:
Options outstanding		1,831
Options exercised and cancellations		91

Net income per diluted common share	$201,975	115,945	$1.74

	Year Ended December 31, 2004

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$224,053	119,640	$1.87

Effect of dilutive securities:
Options outstanding		2,192
Options exercised and cancellations		1,237

Net income per diluted common share	$224,053	123,069	$1.82

	Year Ended December 31, 2003

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$170,891	123,189	$1.39

Effect of dilutive securities:
Options outstanding		2,993
Options exercised and cancellations		1,397

Net income per diluted common share	$170,891	127,579	$1.34

      For the years ended December 31, 2005, 2004 and 2003, the Company had 3.2 million, 3.2 million and 5.5 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18	Comprehensive Income
Comprehensive income details follow (in thousands):

	Year Ended December 31

	2005	2004	2003

Net income	$201,975	$224,053	$170,891
Foreign currency translation	(44,383)	27,413	46,010
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	11,894	(14,371)	(10,289)
Income tax (benefit)	4,163	(5,030)	(3,601)

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	7,731	(9,341)	(6,688)

Net foreign currency adjustments	(36,652)	18,072	39,322
Minimum pension liability adjustment	(1,021)	427	116
Unrealized gains (losses) on investments before income taxes	(2,214)	(191)	2,351
Income tax (benefit)	(775)	(67)	823

Unrealized gains (losses) on investments, net of tax	(1,439)	(124)	1,528

Other comprehensive income	(39,112)	18,375	40,966

Comprehensive income	$162,863	$242,428	$211,857

19	Retirement Plans
U.S. Retirement Plans
The Company has two retirement plans for U.S. employees: the Waters Employee Investment Plan, a defined contribution plan, and the Waters Retirement Plan, a defined benefit cash balance plan.
      U.S. employees are eligible to participate in the Waters Employee Investment Plan after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. After one year of service, the Company makes a matching contribution of 50% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2005, 2004 and 2003, the Company’s matching contributions amount to $3.4 million, $3.1 million and $2.9 million, respectively.
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
      The net periodic pension cost under SFAS 87, “Employers” Accounting for Pensions”, is made up of several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company’s accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants.
      Summary data for the Waters Retirement Plan are presented in the following tables, using the measurement date of December 31, 2005 (in thousands):

Reconciliation of Projected Benefit Obligation	2005	2004

Benefit obligation, January 1	$68,017	$55,974
Service cost	6,673	5,800
Interest cost	3,810	3,406
Employee rollovers	466	517
Actuarial loss	2,014	3,251
Disbursements	(2,356)	(931)

Benefit obligation, December 31	$78,624	$68,017

Reconciliation of Fair Value of Assets	2005	2004

Fair value of assets, January 1	$51,715	$37,295
Actual return (loss) on plan assets	4,670	4,834
Company contributions	6,308	10,000
Disbursements	(2,356)	(931)
Employee rollovers	466	517

Fair value of assets, December 31	$60,803	$51,715

Reconciliation of Funded Status, December 31	2005	2004

Projected benefit obligation	$(78,624)	$(68,017)
Fair value of plan assets	60,803	51,715

Projected benefit obligation in excess of fair value of plan assets	(17,821)	(16,302)
Unrecognized prior service cost	(632)	(731)
Unrecognized net actuarial loss	21,784	21,232

Net amount recognized at December 31	$3,331	$4,199

Accrued liability	$(11,015)	$(9,126)
Other comprehensive income (Note 18)	14,346	13,325

Net amount recognized at December 31	$3,331	$4,199

Components of Net Periodic Pension Cost, Year Ended December 31	2005	2004	2003

Service cost	$6,673	$5,800	$4,339
Interest cost	3,810	3,406	3,231
Return on plan assets	(4,142)	(3,389)	(2,829)
Net amortization:
Prior service cost	(99)	(99)	(99)
Net actuarial loss	934	903	394

Net periodic pension cost	$7,176	$6,621	$5,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Accrued Pension Cost	2005	2004	2003

Accrued pension cost, January 1	$(9,126)	$(12,932)	$(15,090)
FAS 87 cost	(7,176)	(6,621)	(5,036)
Company contributions made during the year	6,308	10,000	7,078
Other comprehensive income (Note 18)	(1,021)	427	116

Accrued pension cost, December 31	$(11,015)	$(9,126)	$(12,932)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Waters Retirement Plan were approximately $78.6 million, $71.8 million and $60.8 million, respectively, at December 31, 2005 and $68.0 million, $60.8 million and $51.7 million, respectively, at December 31, 2004.
      The Company also sponsors other unfunded employee benefit plans in the U.S., including a post-retirement health care plan, which provides reimbursement for medical expenses and is contributory. The Company’s accrued post-retirement benefit obligation for this plan was $3.3 million and $3.1 million at December 31, 2005 and 2004 respectively, and is included in long-term portion of retirement benefits in the consolidated balance sheets.
      The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”), which is nonqualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums. The Company’s accrued post-retirement benefit obligation for this plan was $2.7 million and $2.4 million at December 31, 2005 and 2004, respectively, and is included in long-term portion of retirement benefits in the consolidated balance sheets. Also included in the long-term portion of retirement benefits is $15.1 million and $12.8 million at December 31, 2005 and 2004, respectively, relating to the liability associated with the SERP plan.

Asset Disclosure, December 31	2005	2004

Equity securities	65%	67%
Debt securities	29%	32%
Cash and cash equivalents	2%	1%
Other	4%	0%

Total	100%	100%

      The retirement plan’s investment policy includes the following asset allocation guidelines:

Asset Class, December 31, 2005	Policy Target	Range

Equity securities	60%	40% — 80%
Debt securities	40%	20% — 60%
Cash and cash equivalents	0%	0% — 20%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company prohibits the following types of assets or transactions: short selling, margin transactions, commodities and future contracts, private placements, options and letter stock.

Weighted-Average Assumptions for Benefit Obligations, December 31	2005	2004	2003

Discount rate	5.50%	5.75%	6.00%
Increases in compensation levels	4.75%	4.75%	4.75%

Weighted-Average Assumptions for Expense Calculation, December 31	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%
Return on assets	8.00%	8.00%	8.00%
Increases in compensation levels	4.75%	4.75%	4.75%
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. This resulted in the selection of the 8.00% long-term rate of return on assets assumption, net of expenses paid by the plan. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.4 million. A one-quarter percentage point change in the assumed long-term rate of return would impact the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.1 million.
      During fiscal year 2006, the Company expects to contribute approximately $9.0 million to $11.0 million to the Plan.
      Estimated future benefit payments as of December 31, 2005 are as follows (in thousands):

2006	$3,068
2007	3,229
2008	3,632
2009	3,930
2010	5,155
2011 - 2015	31,516
Non-U.S. Retirement Plans
The Company sponsors various non-U.S. retirement plans. Summary data for these plans are presented in the following tables, using the measurement date of December 31, 2005 (in thousands):

Reconciliation of Projected Benefit Obligation	2005	2004

Benefit obligation, January 1	$20,463	$17,102
Service cost	1,177	1,046
Interest cost	722	651
Actuarial loss	598	1,269
Disbursements	(598)	(814)
Currency impact	(2,587)	1,209

Benefit obligation, December 31	$19,775	$20,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Fair Value of Assets	2005	2004

Fair value of assets, January 1	$8,740	$7,014
Actual return (loss) on plan assets	837	754
Company contributions	920	1,257
Disbursements	(598)	(814)
Currency impact	(1,021)	529

Fair value of assets, December 31	$8,878	$8,740

Reconciliation of Funded Status, December 31	2005	2004

Projected benefit obligation	$(19,775)	$(20,463)
Fair value of plan assets	8,878	8,740

Projected benefit obligation in excess of fair value of plan assets	(10,897)	(11,723)
Unrecognized net actuarial loss	2,682	2,840

Net amount recognized at December 31	$(8,215)	$(8,883)

Prepaid cost	$1,998	$2,033
Accrued liability	(10,213)	(10,916)

Net amount recognized at December 31	$(8,215)	$(8,883)

Components of Net Periodic Pension Cost, Year Ended December 31	2005	2004	2003

Service cost	$1,177	$1,046	$920
Interest cost	722	651	538
Return on plan assets	(490)	(432)	(339)
Net actuarial loss	53	13	16

Net periodic pension cost	$1,462	$1,278	$1,135

Reconciliation of Accrued Pension Cost	2005	2004	2003

Accrued pension cost, January 1	$(8,883)	$(8,394)	$(6,894)
FAS 87 cost	(1,462)	(1,278)	(1,135)
Company contributions and direct payments to beneficiaries	920	1,257	829
Currency impact	1,210	(468)	(1,194)

Accrued pension cost, December 31	$(8,215)	$(8,883)	$(8,394)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. retirement plans were approximately $19.8 million, $15.4 million and $8.9 million, respectively, at December 31, 2005 and $20.5 million, $15.9 million and $8.7 million, respectively, at December 31, 2004.

Asset Disclosure, December 31	2005	2004

Equity securities	0%	57%
Debt securities	2%	6%
Real estate	0%	1%
Cash and other	98%	36%

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The retirement plans’ investment policies include the following asset allocation guidelines:

Asset Class, December 31	Policy Target

Equity securities	0%
Debt securities	2%
Real estate	0%
Cash and other	98%

Total	100%

Weighted-Average Assumptions for Benefit Obligations, December 31	2005	2004	2003

Discount rate	2.25% - 4.75%	2.25% - 5.25%	2.00% - 5.50%
Increases in compensation levels	2.75% - 3.25%	2.75% - 3.00%	2.50% - 3.00%

Weighted-Average Assumptions for Expense Calculation, December 31	2005	2004	2003

Discount rate	2.25% - 5.25%	2.00% - 5.50%	2.25% - 5.75%
Return on assets	2.50% - 7.50%	2.50% - 7.50%	2.50% - 7.50%
Increases in compensation levels	2.75% - 3.00%	2.50% - 3.00%	2.50% - 3.00%
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plans.
      During fiscal year 2006, the Company expects to contribute approximately $1.0 million to the non-U.S. retirement plans.
      Estimated future benefit payments as of December 31, 2005 are as follows (in thousands):

2006	$897
2007	1,018
2008	333
2009	650
2010	716
2011 - 2015	4,040

20	Business Segment Information
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision-makers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.
      Geographic information is presented below (in thousands):

Year Ended December 31	2005	2004	2003

Net Sales:
United States	$404,750	$398,077	$359,450
Europe	349,433	340,635	298,869
Japan	133,521	123,493	102,503
Asia	152,906	141,007	109,516
Other International	117,626	101,324	87,867

Total consolidated sales	$1,158,236	$1,104,536	$958,205

      The United States category includes Puerto Rico. The Other category includes Canada, Latin America, and Eastern Europe. Net revenues are attributable to geographic areas based on the region of destination. None of the Company’s individual customers account for more than 3% of annual Company sales.
      Long-lived assets information is presented below (in thousands):

December 31	2005	2004

Long-lived assets:
United States	$107,639	$105,231
Europe	29,149	26,943
Japan	527	798
Asia	2,196	1,473
Other International	1,519	1,463

Total long-lived assets	$141,030	$135,908

      The United States category includes Puerto Rico. The Other category includes Canada, Latin America, and Eastern Europe. Long-lived assets exclude goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21	Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$268,305	$284,630	$273,031	$332,270	$1,158,236
Cost of sales	111,801	117,066	115,508	133,980	478,355

Gross Profit	156,504	167,564	157,523	198,290	679,881
Selling and administrative expenses	80,595	82,861	76,645	81,593	321,694
Research and development expenses	16,747	16,485	16,982	16,691	66,905
Purchased intangibles amortization	1,282	1,266	1,241	1,216	5,005
Litigation provisions (Note 12)	—	—	—	3,122	3,122

Operating Income	57,880	66,952	62,655	95,668	283,155
Other income (expense), net (Note 5)	—	—	—	(3,103)	(3,103)
Interest expense	(4,159)	(5,753)	(6,599)	(8,233)	(24,744)
Interest income	4,523	5,290	4,630	4,812	19,255

Income from operations before income taxes	58,244	66,489	60,686	89,144	274,563
Provision for income taxes (Note 11)	11,649	12,424	34,969	13,546	72,588

Net Income	$46,595	$54,065	$25,717	$75,598	$201,975

Net income per basic common share	$0.39	$0.47	$0.23	$0.70	$1.77
Weighted average number of basic common shares	118,719	116,092	112,981	108,364	114,023

Net income per diluted common share	$0.38	$0.46	$0.22	$0.69	$1.74
Weighted average number of diluted common shares and equivalents	121,156	117,722	114,942	109,962	115,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$255,086	$260,488	$264,808	$324,154	$1,104,536
Cost of sales	107,474	106,180	111,009	130,144	454,807

Gross Profit	147,612	154,308	153,799	194,010	649,729
Selling and administrative expenses	71,427	75,840	71,967	80,916	300,150
Research and development expenses	16,071	15,694	17,001	16,475	65,241
Purchased intangibles amortization	1,354	996	1,228	1,236	4,814
Litigation settlement and provisions (Note 12)	7,847	(17,124)	—	—	(9,277)
Impairment of long-lived intangible asset (Note 9)	—	—	—	3,997	3,997
Restructuring and other charges, net (Note 14)	104	—	(158)	—	(54)

Operating Income	50,809	78,902	63,761	91,386	284,858
Other expense, net (Note 5)	—	—	—	(1,014)	(1,014)
Interest expense	(1,873)	(1,891)	(2,564)	(3,746)	(10,074)
Interest income	2,104	2,886	3,009	3,902	11,901

Income from operations before income taxes	51,040	79,897	64,206	90,528	285,671
Provision for income taxes	10,195	20,146	12,266	19,011	61,618

Net Income	$40,845	$59,751	$51,940	$71,517	$224,053

Net income per basic common share	$0.34	$0.50	$0.43	$0.59	$1.87
Weighted average number of basic common shares	120,180	118,691	119,519	120,266	119,640

Net income per diluted common share	$0.33	$0.49	$0.42	$0.58	$1.82
Weighted average number of diluted common shares and equivalents	123,987	122,820	122,597	122,679	123,069

      The Company experiences a seasonal increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year-end. Selling and administrative expenses were relatively constant in 2005 as the Company instituted expense controls due to first half sales performance being less than expected. Selling and administrative expenses are typically higher in the second quarter over the first quarter in each year as the Company’s annual payroll merit increases take effect. Expenses traditionally are lower in the third quarter due to lower travel and promotional expenses as this is a typical vacation period. Quarterly comparative selling and administrative expenses declined throughout 2005 over 2004 due to the impact of foreign currency translation, expense controls implemented in the second half of 2005 and lower costs related to compensation incentive plans based on 2005 performance.

SELECTED FINANCIAL DATA

	2005(3)	2004	2003	2002*		2001
In thousands, except per share and employees data
STATEMENT OF OPERATIONS DATA:
Net sales	$1,158,236	$1,104,536	$958,205	$889,967		$859,208
Income from operations before income taxes	$274,563	$285,671	$223,686	$195,411		$147,426
Income before cumulative effect of changes in accounting principles	$201,975	$224,053	$170,891	$152,218		$114,543
Cumulative effect of changes in accounting principles	—	—	—	(4,506	) (1)	—

Net income	$201,975	$224,053	$170,891	$147,712		$114,543

Income per basic common share
Income before cumulative effect of changes in accounting principles per basic common share	$1.77	$1.87	$1.39	$1.17		$0.88
Cumulative effect of changes in accounting principles	—	—	—	(0.03)		—
Net income per basic common share	$1.77	$1.87	$1.39	$1.13		$0.88
Weighted average number of basic common shares	114,023	119,640	123,189	130,489		130,559
Income per diluted common share
Income before cumulative effect of changes in accounting principles per diluted common share	$1.74	$1.82	$1.34	$1.12		$0.83
Cumulative effect of changes in accounting principles	—	—	—	(0.03)		—
Net income per diluted common share	$1.74	$1.82	$1.34	$1.09		$0.83
Weighted average number of diluted common shares and equivalents	115,945	123,069	127,579	135,762		137,509
BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$493,588	$539,077	$356,781	$263,312		$226,798
Working capital	$309,101	$480,894	$339,835	$338,233		$241,738
Total assets	$1,428,931	$1,460,426	$1,130,861	$1,015,240		$886,911
Long-term debt, including current maturities	$500,000	$250,000	$225,000	$—		$—
Stockholders’ equity	$283,632	$678,686	$590,477	$665,310		$581,745
Employees	4,503	4,271	3,963	3,677		3,561

*	As a result of the adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized commencing January 1, 2002. Goodwill amortization expense was approximately $3.6 million for the year ended December 31, 2001.

(1)	In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. As a result, the Company recorded a cumulative effect of changes in accounting principles of $4.5 million, net of tax.

(2)	The Company has not declared or paid any dividends on its Common Stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future.

(3)	As a result of the anticipated adoption in 2006 of Statement of Financial Accounting Standards No. 123R, “Share Based Payment”, compensation expense related to unvested stock options will be recognized beginning in fiscal year 2006 and will adversely effect the Company’s results of operations.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a:	Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 36.

(c)	Report of the Independent Registered Public Accounting Firm
See report of PricewaterhouseCoopers LLP on pages 37 and 38.

(d)	Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
c. The Company has adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website, www.waters.com, under the caption About Waters > Corporate Information > Corporate Governance. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on such website. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.
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
e. The Company’s Chief Executive Officer has certified that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.

Item 11:	Executive Compensation
The information called for by this Item is incorporated by reference to the information under the caption “Management Compensation” appearing in the Proxy Statement.

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A)

Equity compensation plans approved by security holders	10,940	$35.47	6,032
Equity compensation plans not approved by security holders	—	—	310

Total	10,940	$35.47	6,342

Item 13:	Certain Relationships and Related Transactions
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
(a) Documents filed as part of this report:

(1) Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 39 to 80. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated March 6, 2006, is set forth on pages 37 and 38 of this Form 10-K.

(2) Financial Statement Schedule:

None.

(3) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation.(18)

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)

3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.(3)

3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000.(6)

3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.(8)

3.2	Amended and Restated Bylaws of Waters Corporation, as amended to date.(1)

10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(5)(*)

10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (10)(*)

10.4	Waters Corporation 1996 Employee Stock Purchase Plan.(9)(*)

10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(4)(*)

10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(4)(*)

10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(7)(*)

10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(7)(*)

10.5	Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan. (13)(*)

10.51	First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.(5)(*)

10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(5)(*)

10.7	Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996.(19)

10.8	Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation. (20)

10.9	WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan (including Form of Amended and Restated Stock Option Agreement).(2)(*)

10.91	Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan.(5)(*)

10.10	Waters Corporation Retirement Plan.(2)(*)

Exhibit
Number	Description of Document

10.11	Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation.(2)

10.12	Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers.(2)

10.13	Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management.(2)(*)

10.14	1999 Management Incentive Plan.(3)(*)

10.15	Rights Agreement, dated as of August 9, 2002 between Waters Corporation and EquiServe Trust Company, N.A. as Rights Agent.(11)

10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan. (14)(*)

10.19	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Mark T. Beaudouin. (15)(*)

10.20	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Douglas A. Berthiaume. (15)(*)

10.21	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Arthur G. Caputo. (15)(*)

10.22	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and William J. Curry. (15)(*)

10.23	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Brian K. Mazar. (15)(*)

10.25	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and John Ornell. (15)(*)

10.26	Credit Agreement, dated as of May 28, 2004 among Waters Corporation and Citizens Bank of Massachusetts.(16)

10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan. (17)(*)

10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan. (17)(*)

10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan. (17)(*)

10.30	Five Year Credit Agreement, dated as of December 15, 2004 among Waters Corporation, Waters Technologies Ireland Ltd., Waters Chromatography Ireland Ltd., JP Morgan Chase Bank, N.A. and other Lenders party thereto. (21)

10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan (21).(*)

10.33	Stock Option Agreement, dated as of December 8, 2004 between Waters Corporation and Brian K. Mazar. (21)(*)

10.34	Waters Corporation 2003 Equity Incentive Plan. (12)(*)

10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan. (21)(*)

10.36	2005 Waters Corporation Amended and Restated Management Incentive Plan(21)(*)

10.37	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent. (22)

10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(23)(*)

10.39	Five Year Credit Agreement, dated as of November 28, 2005 among Waters Corporation, JP Morgan Chase Bank, N.A. and other Lenders party thereto.

10.40	First Amendment dated as of October 12, 2005, to the Five Year Credit Agreement, dated as of December 15, 2004.

Exhibit
Number	Description of Document

10.45	Change of Control/ Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Elizabeth B. Rae.(*)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-3810).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000.

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002.

(9)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002.

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A dated August 27, 2002.

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003.

(13)	Incorporated by reference to Exhibit C of the Registrant’s 1996 Proxy Statement.

(14)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 10, 2004.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 2004.

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004.

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 29, 1996.

(20)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 11, 1996

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005.

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005.

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005.
(*) Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES AND CERTIFICATIONS
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell

John Ornell
Vice President, Finance
and Administration and Chief Financial Officer
Date: March 6, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2006.

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