Form 10-Q
period 2006-04-01
WATERS CORP /DE/
filed 2006-05-05
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006
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
Number of shares outstanding of the Registrant’s common stock as of May 3, 2005: 103,504,782.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	April 1, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$481,223	$493,588
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,459 and $6,550 at April 1, 2006 and December 31, 2005, respectively	247,352	256,809
Inventories	146,378	131,554
Other current assets	33,471	31,041

Total current assets	908,424	912,992

Property, plant and equipment, net of accumulated depreciation of $168,017 and $162,146 at April 1, 2006 and December 31, 2005, respectively	141,073	141,030
Intangible assets, net	93,297	84,363
Goodwill	214,632	210,571
Other assets	82,461	79,975

Total assets	$1,439,887	$1,428,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$338,176	$326,286
Accounts payable	52,242	44,243
Accrued employee compensation	23,459	23,044
Deferred revenue and customer advances	91,667	71,733
Accrued retirement plan contributions	14,772	12,931
Accrued income taxes	60,603	60,710
Accrued other taxes	8,035	14,024
Accrued warranty	11,849	11,719
Accrued litigation	1,163	5,340
Accrued restructuring costs	3,474	—
Other current liabilities	31,409	33,861

Total current liabilities	636,849	603,891
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of post retirement benefits	34,116	33,074
Other long-term liabilities	9,504	8,334

Total long-term liabilities	543,620	541,408

Total liabilities	1,180,469	1,145,299

Commitments and contingencies (Notes 6, 8, 9, 10 and 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 1, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 142,774 and 142,287 shares issued, 103,683 and 105,336 shares outstanding at April 1, 2006 and December 31, 2005, respectively	1,428	1,423
Additional paid-in capital	486,888	467,681
Retained earnings	1,148,712	1,104,557
Treasury stock, at cost, 39,091 and 36,951 shares at April 1, 2006 and December 31, 2005, respectively	(1,404,562)	(1,314,446)
Deferred compensation	—	(255)
Accumulated other comprehensive income	26,952	24,672

Total stockholders’ equity	259,418	283,632

Total liabilities and stockholders’ equity	$1,439,887	$1,428,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Product sales	$208,565	$191,610
Service sales	81,653	76,695

Total net sales	290,218	268,305

Cost of product sales	81,150	73,545
Cost of service sales	39,478	38,256

Total cost of sales	120,628	111,801

Gross profit	169,590	156,504

Selling and administrative expenses	85,538	80,595

Research and development expenses	19,043	16,747

Purchased intangibles amortization	1,194	1,282

Restructuring and other charges (Note 10)	4,352	—

Operating income	59,463	57,880

Interest expense	(11,428)	(4,159)

Interest income	5,292	4,523

Income from operations before income taxes	53,327	58,244

Provision for income taxes	9,172	11,649

Net income	$44,155	$46,595

Net income per basic common share	$0.42	$0.39

Weighted average number of basic common shares	104,585	118,719

Net income per diluted common share	$0.42	$0.38

Weighted average number of diluted common shares and equivalents	105,901	121,156
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$44,155	$46,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,393	1,138
Provisions on inventory	2,313	1,320
Stock-based compensation	7,514	89
Deferred income taxes	(2,052)	(217)
Depreciation	6,074	5,816
Amortization of intangibles	4,829	5,251
Tax benefit related to stock option exercises	—	2,990

Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	11,799	23,579
Increase in inventories	(13,802)	(12,088)
(Increase) decrease in other current assets	(1,781)	1,090
Increase in other assets	(419)	(613)
Increase (decrease) in accounts payable and other current liabilities	2,326	(13,432)
Increase in deferred revenue and customer advances	18,417	17,534
Decrease in accrued litigation	(4,177)	(491)
Increase in other liabilities	1,842	1,943

Net cash provided by operating activities	78,431	80,504

Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(9,979)	(12,698)
Business acquisition, net of cash acquired	(13,705)	—

Net cash used in investing activities	(23,684)	(12,698)

Cash flows from financing activities:
Proceeds from debt issuances	100,495	203,782
Payments on debt	(88,605)	(74,510)
Proceeds from stock plans	10,694	9,276
Purchase of treasury shares	(90,116)	(148,490)
Tax benefit related to stock option exercises	911	—
Net payments from debt swaps and other dervatives contracts	(548)	(7,359)

Net cash used in financing activities	(67,169)	(17,301)

Effect of exchange rate changes on cash and cash equivalents	57	(2,670)

(Decrease) increase in cash and cash equivalents	(12,365)	47,835

Cash and cash equivalents at beginning of period	493,588	539,077

Cash and cash equivalents at end of period	$481,223	$586,912

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
1. Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) together with HPLC, herein referred to as (“LC”) and mass spectrometry (“MS”) instrument systems and support products including chromatography columns and other consumable products. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Waters Division also sells and supports laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrument test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer of and supplier of software based products which interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2006 and 2005 ended on April 1, 2006 and April 2, 2005, respectively.
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
     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2005.
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
     The following is a summary of activity of the Company’s accrued warranty liability for the three months ended April 1, 2006 and April 2, 2005 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability
April 1, 2006	$11,719	$4,415	$(4,285)	$11,849
April 2, 2005	$10,565	$4,488	$(4,262)	$10,791

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Stockholders’ Equity:
In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the three months ended April 1, 2006, the Company purchased 2.1 million shares of its common stock for an aggregate of $90.1 million. As of April 1, 2006, the Company repurchased an aggregate of 7.7 million shares of its common stock under this program for an aggregate of $306.2 million.
     In October 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the three months ended April 2, 2005, the Company purchased 3.0 million shares of its common stock for an aggregate of $148.5 million. As of April 1, 2006, the Company repurchased an aggregate of 11.1 million shares of its common stock under this program for an aggregate of $499.5 million, thus effectively completing this $500.0 million stock repurchase program.
     The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.
2. Stock-Based Compensation
On May 6, 2003, the Company’s shareholders approved the 2003 Equity Incentive Plan (“2003 Plan”). As of April 1, 2006, the 2003 Plan has 5.8 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest ratably over a five year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units shall be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock shall have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of April 1, 2006, the Company had stock options, restricted stock and restricted stock unit awards outstanding.
     On February 26, 1996, the Company adopted the 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 1.0 million shares of the Company’s common stock commencing October 1, 1996. As of April 1, 2006, 0.7 million shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $0.1 million for the three months ended April 1, 2006.
     During the three months ended April 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment”, which amends SFAS No. 123 “Accounting for Stock-Based Compensation”, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards.
     The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and consequently has not adjusted results from the prior years. Under the modified transition method, compensation costs associated with awards for the three months ended April 1, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that ultimately is expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The consolidated statements of operations for the three months ended April 1, 2006 includes $7.5 million of stock-based compensation expense ($5.6 million after tax with $0.05 impact to diluted earnings per share) related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan with $1.2 million included in cost of sales, $4.9 million included in selling and administrative expenses and $1.4 million included in research and development expenses. As of April 1, 2006, the Company has capitalized stock-based compensation costs of $0.1 million and $0.2 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Previously, the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. No compensation expense was recognized for the Company’s fixed employee stock option plans or its employee stock purchase plan in the three months ended April 2, 2005 since all stock-based compensation awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award. Stock-based compensation expense recorded related to restricted stock awards was $0.1 million for the three months ended April 2, 2005 and was included in selling and administrative expenses.
     Prior to the adoption for SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as part of cash from operating activities. Under SFAS No. 123(R) approximately $0.9 million of benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the three months ended April 1, 2006.
     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”, for the Company’s stock-based compensation plans for the three months ended April 2, 2005 (in thousands, except per share data).

Three Months
Ended
Compensation Expense — Fair Value Method	April 2, 2005

Net income, as reported	$46,595
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,864)
Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	71

Pro forma net income	$40,802

Earnings per share:
Basic — as reported	$0.39
Basic — pro forma	$0.34
Diluted — as reported	$0.38
Diluted — pro forma	$0.34
Stock Options:
On January 3, 2006, the Company issued 31 thousand stock options. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Beginning in 2005, the Company used implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The expected volatility assumption of all grants issued prior to 2005 was derived from the Company’s historical volatility. The expected life assumption for 2006 grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the 2006 stock option grants is as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2006
Options issued (in thousands)	31
Risk-free interest rate	4.3%
Expected life in years	6.0
Expected volatility	.270
Expected dividends	—

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant	2006
Exercise price	$38.10
Fair value	$13.71
     The following table summarizes stock option activity for the plans as of April 1, 2006 (in thousands, except per share data):

			Weighted -
			Average
	Number of	Weighted-	Remaining
	Shares	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value
Outstanding at December 31, 2005	10,939	$35.47
Granted	31	$38.10
Exercised	(464)	$21.66
Expired	(23)	$42.65
Forfeited	(43)	$42.65

Outstanding at April 1, 2006	10,440	$36.04	6.1	$115,768

Exercisable at April 1, 2006	6,270	$35.19	4.8	$85,346
Vested or Expected to Vest as of April 1, 2006	10,118	$35.95	6.0	$113,900
     During the three months ended April 1, 2006, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $9.5 million and the total cash received from exercise of these stock options was $10.0 million. The grant-date fair value of stock options that vested during the three months ended April 1, 2006 was approximately $0.9 million.
     As of April 1, 2006, there was $78.8 million of total unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock:
In the first quarter of 2006, the Company granted a total of six thousand shares of restricted stock which vest at the end of three years. The fair value of these awards was based on the fair value of the stock on the date of grant which was $38.10. As of April 1, 2006, the Company has eighteen thousand unvested shares of restricted stock with a total of $0.4 million of unrecognized compensation cost. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units:
On February 28, 2006, the Company granted three hundred thousand restricted stock units which vest ratably over a five year period. The fair value of these awards was based on the fair value of the stock on the date of grant which was $42.73. The amount of compensation cost recognized for the three months ended April 1, 2006 on the restricted stock units expected to vest was $0.2 million. As of April 1, 2006, there was $11.2 million of total unrecognized compensation cost related to the restricted stock unit awards that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.
3. Inventories
Inventories are classified as follows (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$52,004	$45,257
Work in progress	13,846	12,908
Finished goods	80,528	73,389

Total inventories	$146,378	$131,554

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
4. Acquisitions
VICAM:
In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.7 million, including $0.3 million of acquisition-related transaction costs. The Company anticipates continuous increases in laboratory testing to ensure food safety. This acquisition was accounted for under the purchase method of accounting and the results of operations of VICAM have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has initially allocated $7.7 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The excess purchase price of $3.5 million after this allocation has been accounted for as goodwill.
     The Company considered a number of factors to determine the purchase price allocation, and engaged a third party valuation firm to independently appraise the fair value of certain assets acquired. The Company is still in process of making a final determination of the purchase price allocation based upon obtaining the third party independent appraisal report of the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the VICAM acquisition (in thousands):

Accounts receivable	$932
Inventory	1,844
Other current assets	130
Goodwill	3,517
Intangible assets	7,717
Fixed assets	304

14,444

Accrued expenses and other current liabilities	739

Cash consideration paid	$13,705

     The following represents the pro forma results of the ongoing operations for the Company, as though the acquisition of VICAM had occurred at the beginning of the period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three months ended	Three months ended
	April 1, 2006	April 1, 2005
Net revenues	$291,641	$270,214
Net income	43,488	46,443

Income per basic common share	$0.42	$0.39

Income per diluted common share	$0.41	$0.38
5. Goodwill and Other Intangibles
The carrying amount of goodwill was $214.6 million and $210.6 million at April 1, 2006 and December 31, 2005, respectively. The increase is attributable to the Company’s acquisition of VICAM (Note 4) during the three months ended April 1, 2006 of approximately $3.5 million and currency translation adjustments of approximately $0.5 million.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	April 1, 2006			December 31, 2005
	Gross		Weighted –Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$70,020	$28,567	12 years	$61,827	$27,250	11 years
Capitalized software	90,108	50,865	3 years	85,089	47,846	3 years
Licenses	9,575	5,293	9 years	9,548	5,052	9 years
Patents and other intangibles	12,800	4,481	8 years	12,137	4,090	8 years

Total	$182,503	$89,206	7 years	$168,601	$84,238	7 years

     In February 2006, the Company acquired approximately $7.7 million of purchased intangibles as a result of the VICAM acquisition. In addition, foreign currency translation increased intangible assets by approximately $0.5 million in the three months ended April 1, 2006.
     For the three months ended April 1, 2006 and April 2, 2005, amortization expense for intangible assets was $4.8 million and $5.3 million, respectively. Amortization expense for intangible assets is estimated to be approximately $19.5 million for each of the next five years. Foreign currency translation increased accumulated amortization for intangible assets by approximately $0.2 million during the three months ended April 1, 2006.
6. Debt
In November 2005, the Company entered into a new Credit Agreement (the “November 2005 Credit Agreement”) that provides for a $250.0 million term loan facility due in November 2010. The Company may, on a single occasion, request of the lender group that the facility be increased up to an additional $100.0 million.
     In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility and, subsequent to the amendment discussed below, a $550.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. In October 2005, the Company exercised the $100.0 million expansion feature in its Credit Agreement dated December 2004, increasing the amount from $700.0 million to $800.0 million. In October 2005, the Company amended this original credit agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to SFAS No. 123(R), “Share-Based Payment”. All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same in the Amended Credit Agreement.
     As of April 1, 2006, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $575.0 million under the Amended Credit Agreement for a total of $825.0 million borrowed under the two credit agreements. In total, $500.0 million of the total debt was classified as long-term debt and $325.0 million classified as short-term debt at April 1, 2006. At December 31, 2005, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $560.0 million under the Amended Credit Agreement for a total of $810.0 million borrowed under the two credit agreements. In total, $500.0 million of the total debt was classified as long-term debt and $310.0 million classified as short-term debt at December 31, 2005. The weighted-average interest rate applicable to these borrowings were 5.6% and 5.1% at April 1, 2006 and December 31, 2005, respectively. At April 1, 2006 and December 31, 2005, the Company had an amount available to borrow of $223.4 million and $238.4 million, respectively, after outstanding letters of credit.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $90.5 million at April 1, 2006 and $76.9 million at December 31, 2005. At April 1, 2006 and December 31, 2005, related short-term borrowings were $13.2 million at a weighted-average interest rate of 2.39% and $16.3 million at a weighted average interest rate of 3.11%, respectively.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Hedging Transactions
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In November 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007.
Hedges of Net Investments in Foreign Operations
During the first quarter of 2006, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $50.0 million to approximately $100.0 million. At April 1, 2006 and December 31, 2005, the notional amounts of outstanding Euro contracts were $100.0 million and $50.0 million, respectively.
     During the first quarter of 2006, the Company hedged its net investment in British pound foreign affiliates with range forward and forward foreign exchange contracts in British pounds. Under the terms of the range forward agreements, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. As of April 1, 2006 and December 31, 2005, the Company had combined range forward and forward foreign exchange contracts outstanding in British pounds with notional amounts of zero and 30.0 million British pounds, respectively.
     The Company has designated the range forward and forward exchange agreements described above as hedges of net investments, and accordingly the changes in fair value associated with these forward exchange agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At April 1, 2006 and December 31, 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $64.4 million and $72.9 million, respectively.
7. Income Taxes
The Company’s effective tax rates for the three months ended April 1, 2006 and April 2, 2005 were 17.2% and 20.0%, respectively. Included in the effective tax rate for the three months ended April 1, 2006 is the benefit of the SFAS No. 123(R) stock-based compensation expense of $7.5 million at a 25.3% tax rate (or $1.9 million). The remaining decrease in effective tax rates for the three months ended April 1, 2006 compared to April 2, 2005 is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower Court’s ruling of non-infringement. The damages trial scheduled for March 2005 has been postponed pending this appeal and was rescheduled for December 2005. In December 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a Consent Order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the Consent Order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. This case is currently pending.
     The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at April 1, 2006 and December 31, 2005 was $1.2 million and $5.3 million, respectively, for the England and France suits. The change in the liability through April 1, 2006 is attributable to a payment of $3.5 million in connection with the Agilent Settlement Agreement and payments of legal fees directly associated with the cases.
9. Commitments and Contingencies
On April 21, 2006, Bradford W. Douglas filed a complaint against the Company and Douglas Berthiaume in the United States District Court for the District for New Mexico. The complaint is purportedly brought on behalf of all persons who purchased or otherwise acquired securities of the Company between April 28, 2004 and March 29, 2005, and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty. The complaint alleges that the Company and Mr. Berthiaume misrepresented or failed fully to disclose weak customer demand for Company products during the purported class period and that as a result the price of Company securities was artificially inflated. The complaint seeks unspecified damages. The Company believes the claim is without merit and intends vigorously to defend the action.
10. Restructuring and Other Charges
2006 Restructuring:
In February 2006, the Company began implementing a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of approximately 75 employees being terminated with effective dates through the third quarter of 2006, of which 53 had left the Company as of April 1, 2006. In addition, the Company plans to close a sales and demonstration office in the Netherlands in the third quarter of 2006. The Company is implementing this cost reduction plan primarily to realign its operating costs with business opportunities around the world.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31, 2005	Charges	Utilization	April 1, 2006

Severance	$—	$4,336	$(862)	$3,474
Other	—	16	(16)	—

Total	$—	$4,352	$(878)	$3,474

     The Company expects to incur approximately $3.5 million to $4.5 million of additional severance and lease termination costs throughout the remainder of 2006.
11. Earnings Per Share
Basic and diluted earnings per share calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 1, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$44,155	104,585	$0.42

Effect of dilutive securities:
Stock-based awards outstanding		1,245
Options exercised and cancellations		71

Net income per diluted common share	$44,155	105,901	$0.42

	Three Months Ended April 2, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$46,595	118,719	$0.39

Effect of dilutive securities:
Stock-based awards outstanding		2,353
Options exercised and cancellations		84

Net income per diluted common share	$46,595	121,156	$0.38

     For the three months ended April 1, 2006 and April 2, 2005, the Company had 3.1 million and 1.2 million stock option securities that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
12. Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 1, 2006	April 2, 2005
Net income	$44,155	$46,595
Other comprehensive income (loss):
Foreign currency translation adjustments	3,247	(12,366)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(967)	2,451
Unrealized gains (losses) on investment, net of tax	—	(598)

Comprehensive income	$46,435	$36,082

13. Retirement Plans
The components of net periodic pension cost related to the U.S. Waters Retirement Plan are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
Components of Net Periodic Pension Cost	April 1, 2006	April 2, 2005
Service cost	$1,833	$1,571
Interest cost	1,060	961
Expected return on plan assets	(1,208)	(1,043)
Net amortization
Prior service cost	(25)	(25)
Net actuarial loss	253	257

Net periodic pension cost	$1,913	$1,721

     For the three months ended April 1, 2006 and April 2, 2005, the Company made no contributions to the Waters Retirement Plan (“the Plan”). During fiscal year 2006, the Company expects to contribute approximately $9.0 million to $11.0 million to the Plan.
     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
Components of Net Periodic Pension Cost	April 1, 2006	April 2, 2005
Service cost	$279	$310
Interest cost	166	189
Expected return on plan assets	(79)	(128)
Net amortization
Prior service cost	—	—
Net actuarial loss	3	14

Net periodic pension cost	$369	$385

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
     Waters Division is in the business of designing, manufacturing, distributing and servicing LC instruments, columns, other consumables and MS instruments that can be integrated and used along with other analytical instruments. Waters Division also sells and supports laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrument test methods. The TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.
15. Recent Accounting Standards Changes and Developments
In January 2006, the Company adopted SFAS No. 123(R) and SAB 107. These standards require that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The adoption of these standards did have a material effect on the Company’s financial position and results of operations. See Note 2, Stock-Based Compensation, in the Condensed Notes to Consolidated Financial Statements for additional information.
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The adoption of the interpretation did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this discussion, references will be made to “constant currencies”. Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at predetermined standard exchange rates, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing U.S. GAAP financial results, the Company also analyzes its results in constant currencies as the Company believes these measures may allow for a better understanding of the underlying business trends.
Business and Financial Overview:
Sales grew 8% for the three month period ended April 1, 2006 (the “2006 Quarter”) over the three month period ended April 2, 2005 (the “2005 Quarter”). The effect of currency translation decreased sales growth by 4% in the 2006 Quarter. In constant currencies, U.S. sales declined 2%, while European sales grew 26%, during the 2006 Quarter. The Company experienced strong demand for its products in Asia where sales grew by 39%. Asian sales growth excluding Japan, in the 2006 Quarter, was primarily driven by India and China, both with sales growth in excess of 50%. In the 2006 Quarter, sales to large pharmaceutical accounts remained weak, particularly in the U.S., where sales to pharmaceutical customers declined 7%. Sales to all other customers grew 17%.
     Overall, the strong sales growth achieved in the 2006 Quarter can be primarily attributed to the Company’s new key product initiatives, the ACQUITY UPLC™ and the Q-Tof Premier™ based systems. The Company remains cautious about pharmaceutical spending growth from its large U.S. pharmaceutical customers.
     Global sales to industrial customers grew 20% in the 2006 Quarter, in constant currencies. The TA Instruments Division (“TA”), a business with a heavy industrial focus, delivered sales growth of 10% for the 2006 Quarter, in constant currencies. The growth is primarily attributable to new product introductions, growth in the defense and petrochemical industries, and continued geographic expansion of the business. The Company anticipates that positive growth in industrial spending is likely to continue throughout the year.
     With respect to the Waters Division and in constant currencies, sales of high performance liquid chromatography (“HPLC”) and ultra performance liquid chromatography (“UPLC”) products, consumables and services, (together with HPLC, herein referred to as (“LC”)), grew 16% in the 2006 Quarter, primarily due to higher ACQUITY UPLC shipments. MS product sales declined by 2% in the 2006 Quarter primarily due to weakness in U.S. large pharmaceutical spending and delays in orders due to planned new product launches.
     In 2006, the Company continued to enhance its operations in Asia by expanding an existing partnership to manufacture instrumentation in Singapore. The Company has begun outsourcing the manufacturing of the Alliance instrument system and, while the Company expects to achieve cost savings efficiencies in the future, the overall impact during the ramp-up in 2006 is expected to have a slightly negative impact on gross profit margin percentages in 2006 compared to 2005.
     Operating income was $59.5 million in the 2006 Quarter, an increase of $1.6 million from $57.9 million in the 2005 Quarter. The net increase in operating income is primarily a result of increased sales volume in the 2006 Quarter, partially offset by the negative impact of $7.5 million of stock-based compensation costs incurred upon the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” and $4.4 million of restructuring costs incurred relating to the February 2006 cost reduction initiative. The Company expects the full year pre-tax stock-based compensation expense to be approximately $31.0 million. The Company expects to incur another $3.5 million to $4.5 million of additional restructuring costs throughout the remainder of 2006 to realign operations and fund investment in other geographies.
     Operating cash flows for the 2006 Quarter decreased to $78.4 million from $80.5 million in the 2005 Quarter. Included in the 2006 Quarter was a $9.0 million tax payment associated with the American Jobs Creation Act and a $3.5 million litigation payment. There were no such payments in the 2005 Quarter. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2006 Quarter were $10.0 million compared to $12.7 million in the 2005 Quarter.
     The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.7 million. The Company anticipates continuous increases in laboratory testing to ensure food safety. The Company expects that VICAM products will add approximately $8.0 million to sales and be slightly accretive to earnings for the year ended December 31, 2006.

     During the 2006 Quarter, management continued to apply the Company’s strong cash generation to repurchase shares of Company stock through the $500.0 million program authorized by the Company’s Board of Directors in October 2005. During the 2006 Quarter, the Company purchased 2.1 million shares of its common stock for an aggregate of $90.1 million. The Company has repurchased an aggregate of 7.7 million shares of its common stock under this program for an aggregate of $306.2 million, leaving $193.8 million authorized to be purchased in the future. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding. The Company believes it is likely to have adequate financial flexibility to fund the new share repurchase program given current cash and debt levels.
Results of Operations:
Sales:
Sales for the 2006 Quarter were $290.2 million compared to $268.3 million for the 2005 Quarter, an increase of 8%. Currency translation effect decreased sales growth by 4%. Product sales were $208.6 million in the 2006 Quarter compared to $191.6 million in the 2005 Quarter, an increase of 9%. The increase in product sales is primarily due to the overall positive sales growth in LC and TA sales in the 2006 Quarter. Service sales were $81.7 million in the 2006 Quarter compared to $76.7 million in the 2005 Quarter, an increase of 6%. The increase is primarily attributable to growth in the Company’s installed base of instruments and sales of service contracts.
     The following commentary discusses the Company’s sales performance by product line in constant currencies.
     Within the Waters Division, LC sales grew approximately 16% in the 2006 Quarter. Chemistry sales within the Waters Division grew approximately 16% in the 2006 Quarter. This growth is driven by increased column sales of ACQUITY UPLC proprietary technology. Service sales within the Waters Division grew 11% in the 2006 Quarter due to increased sales of service plans to the higher installed base of customers. LC instrument sales grew 19% in the 2006 Quarter compared with the 2005 Quarter. The increase in instrument sales during the 2006 Quarter is primarily attributable to higher sales to international pharmaceutical and life science customers and higher sales of ACQUITY UPLC systems. Geographically, LC sales in the U.S., Europe, Asia and Japan strengthened approximately 3%, 26%, 50%, and 11%, respectively, in the 2006 Quarter. The growth in Europe was broad based across most major countries while Asia’s growth was driven by increased sales in India and China, both with sales growth in excess of 50%.
     Within the Waters Division, MS sales declined approximately 2% in the 2006 Quarter. In the 2006 Quarter, sales in the U.S. and Japan declined by 34% and 17%, respectively, while sales in Europe and Asia increased by 23% and 27%, respectively. The overall decline in MS sales is attributable to weakness in U.S. large pharmaceutical spending and delays in orders due to planned new product launches. From a product line perspective, the overall decline in MS sales can be attributed to a decline in low end MS system sales which were partially offset by higher triple quadrupole system sales.
     Within the TA Instruments Division, sales grew 10% for the 2006 Quarter. TA product and service sales grew 8% and 16%, respectively, in the 2006 Quarter. The growth in product sales is due to new product introductions, growth in the defense and petrochemical industries, and continued geographic expansion of the business. The growth in service sales is due to the increased sales of service plans to the higher installed base of customers. Geographically, growth in the TA business for the 2006 Quarter was predominantly in the U.S. and Europe.
Gross Profit:
Gross profit for the 2006 Quarter was $169.6 million compared to $156.5 million for the 2005 Quarter, an increase of 8% for the quarter. Gross profit as a percentage of sales increased slightly to 58.4% in the 2006 Quarter from 58.3% in the 2005 Quarter. The 2006 Quarter gross profit was negatively impacted by $1.2 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). The remaining increase in gross profit percentage of 50 basis points in the 2006 Quarter as compared to the 2005 Quarter, is primarily due to the product mix being weighted more toward LC products including service and chemistry, which provided higher margins.
Selling and Administrative Expenses:
Selling and administrative expenses for the 2006 Quarter were $85.5 million compared to $80.6 million for the 2005 Quarter. Selling and administrative expense as a percentage of sales for the 2006 and 2005 Quarters were 29.5% and 30.0%, respectively. The $4.9 million or 6% increase in total selling and administrative expenses for the 2005 Quarter is primarily due to stock-based compensation costs of $4.9 million relating to the adoption of SFAS No. 123(R), annual merit increases effective in April of 2005, other headcount additions and related fringe benefits and indirect costs of $2.8 million and increased expense related to the Company’s management incentive plan, offset by currency effects of $4.3 million. The reduction of selling and administrative expenses as a percentage of sales is a result of slowed discretionary spending while management assessed the strength of the current business climate. Management expects modest growth in selling and administrative expenses through the remainder of 2006 in order to fund investments in certain geographies.

Research and Development Expenses:
Research and development expenses were $19.0 million for the 2006 Quarter compared to $16.7 million for the 2005 Quarter. Research and development expenses increased $2.3 million or 14% for the 2006 Quarter over the 2005 Quarter primarily due to stock-based compensation costs of $1.4 million relating to the adoption of SFAS No. 123(R) and the merit increases effective in April of 2005, other headcount additions and related fringe benefits and indirect costs, and currency translation.
2006 Restructuring:
In February 2006, the Company began implementing a cost reduction plan, primarily affecting operations in the U.S. and Europe that resulted in the employment of approximately 75 employees being terminated with effective dates through the third quarter of 2006 of which 53 had left the Company as of April 1, 2006. In addition, the Company plans to close a sales and demonstration office in the Netherlands in the third quarter of 2006. The Company is implementing this cost reduction plan primarily to realign its operating costs with business opportunities around the world.
     The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31, 2005	Charges	Utilization	April 1, 2006

Severance	$—	$4,336	$(862)	$3,474
Other	—	16	(16)	—

Total	$—	$4,352	$(878)	$3,474

     The Company expects to incur approximately $3.5 million to $4.5 million of additional severance and lease termination costs throughout the remainder of 2006. The Company anticipates achieving approximately $4.4 million of cost savings in 2006 from this initiative, mostly in the second half of 2006, and approximately $6.8 million annually thereafter as a result of this restructuring.
Interest Expense:
Interest expense was $11.4 million for the 2006 Quarter compared to $4.2 million for the 2005 Quarter. The increase of $7.3 million for the 2006 Quarter is due primarily to interest expense on additional borrowings against the Company’s credit facilities to fund the stock repurchase program and higher interest rates.
Interest Income:
Interest income was $5.3 million for the 2006 Quarter compared to $4.5 million for the 2005 Quarter. The increase in interest income for the 2006 Quarter is primarily attributable to the effect of higher interest rates earned on the Company’s lower cash balances.
Provision for Income Taxes:
The Company’s effective tax rates for the three months ended April 1, 2006 and April 2, 2005 were 17.2% and 20.0%, respectively. Included in the effective tax rate for the three months ended April 1, 2006 is the benefit of the SFAS No. 123(R) stock-based compensation expense of $7.5 million at a 25.3% tax rate (or $1.9 million). The remaining decrease in effective tax rates for the three months ended April 1, 2006 compared to April 2, 2005 is primarily attributable to the increase in income in international jurisdictions with lower effective tax rates.

Liquidity and Capital Resources
     Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income	$44,155	$46,595
Depreciation and amortization	10,903	11,067
Tax benefit related to stock option exercises	—	2,990
Stock-based compensation	7,514	89
Change in accounts receivable	11,799	23,579
Change in inventories	(13,802)	(12,088)
Change in accounts payable and other current liabilities	2,326	(13,432)
Change in deferred revenue and customer advances	18,417	17,534
Change in accrued litigation	(4,177)	(491)
Other changes in operating activities	1,296	4,661

Net cash provided by operating activities	78,431	80,504

Net cash used in investing activities	(23,684)	(12,698)

Net cash used in financing activities	(67,169)	(17,301)

Effect of exchange rate changes on cash and cash equivalents	57	(2,670)

(Decrease) increase in cash and cash equivalents	$(12,365)	$47,835

Net cash provided from operating activities was $78.4 million and $80.5 million in the 2006 Quarter and 2005 Quarter, respectively. The overall $2.1 million decline in the net cash provided from operating activities in the 2006 Quarter compared to the 2005 Quarter can be attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities. The change in accounts receivable in the 2006 Quarter compared to the 2005 Quarter is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2006 Quarter as compared to the 2005 Quarter. As a result, the days-sales-outstanding (“DSO”) decreased to 78 days at April 1, 2006 from 81 days at April 2, 2005. The change in accounts payable and other current liabilities was impacted by the higher accounts payable balance in the 2006 Quarter attributable to the timing of payments made to vendors and lower management incentive compensation payments in the 2006 Quarter as compared to the 2005 Quarter. In addition, the 2006 Quarter change in accounts payable and other current liabilities was impacted by the restructuring accrual of $3.5 million which was offset by a litigation payment of $3.5 million to settle the Hewlett-Packard Company litigation. Also, during the 2006 Quarter the Company made a tax payment in the amount of $9.0 million related to the distribution and repatriation of cash under the American Jobs Creation Act (AJCA). The deferred revenue and customer advances in both the 2006 Quarter and 2005 Quarter are higher as a result of the installed base of customers renewing annual service contracts.
     Net cash used in investing activities totaled $23.7 million and $12.7 million in the 2006 Quarter and 2005 Quarter, respectively. Additions to fixed assets and intangible assets were $10.0 million in the 2006 Quarter and $12.7 million in the 2005 Quarter. The $2.7 million decline in additions to fixed assets and intangible assets is primarily attributable to renovations made in the 2005 Quarter to a building acquired in 2004. Cash paid for a business acquisition was $13.7 million and zero in the 2006 Quarter and the 2005 Quarter, respectively. During the 2006 Quarter, the Company paid $13.7 million in cash to acquire the net assets of VICAM.
     With respect to cash used in financing activities, the Company repurchased 2.1 million shares of its common stock for an aggregate of $90.1 million during the 2006 Quarter. In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. As of April 1, 2006, the Company has repurchased 7.7 million shares of common stock for an aggregate of $306.2 million under this program leaving $193.8 million authorized to be repurchased in the future. In the 2005 Quarter, the Company had repurchased 3.0 million shares of its common stock for an aggregate $148.5 million under a previously authorized program. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the outstanding shares and that the Company is likely to have adequate financial flexibility to fund these share repurchases given current cash and debt levels.

     The Company received $10.7 million and $9.3 million of proceeds from other financing activities in the 2006 Quarter and 2005 Quarter, respectively, from the exercise of stock options and the purchase of shares pursuant to its employee stock purchase plans. The Company also made net payments of $0.5 million on derivative contracts in the 2006 Quarter compared to $7.4 million in the 2005 Quarter.
     During the 2006 Quarter the Company’s net change in debt borrowings was an $11.9 million increase compared to a $129.3 million increase in the 2005 Quarter. The Company had net borrowings at the end of the 2006 Quarter and at December 31, 2005 of $838.2 million and $826.3 million, respectively, primarily relating to borrowings in the U.S. under the Company’s syndicated committed credit facilities.
     The Company believes that the cash and cash equivalents balance of $481.2 million at the end of the 2006 Quarter and expected cash flow from operating activities together with borrowings available from the credit facilities and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, acquisitions, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing sources will be sufficient to meet operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company reviewed its contractual obligations and commercial commitments as of April 1, 2006, and determined that there were no significant changes from the ones set forth in the Form 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters will not be material to its financial position or results of operations.
     During fiscal year 2006, the Company expects to contribute approximately $9.0 million to $11.0 million to the Company’s U.S. retirement plans. No payments were made in the 2006 Quarter.
     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchange rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in its credit facility agreements, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2006 Quarter. The Company did not make any changes in those policies during the 2006 Quarter except for the adoption of SFAS No. 123(R), in the first quarter of 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

     The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and consequently has not adjusted results from the prior years. Under the modified transition method, compensation costs associated with awards for the three months ended April 1, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.
     The consolidated statements of operations for the three months ended April 1, 2006 include $7.5 million ($5.6 million after tax with $0.05 impact to diluted earnings per share) of stock-based compensation expense related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan. Previously, the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. No compensation expense was recognized for the Company’s fixed employee stock option plans or its employee stock purchase plan in the three months ended April 2, 2005 since all stock-based compensation awards are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award.
     As of April 1, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized	Weighted-
	Compensation	Average
	Costs	Life in Years

Stock options	$78.8	3.1
Restricted stock units	$11.2	2.5
Restricted stock	$0.4	2.1

Total	$90.4	3.0

Forward-Looking Information
Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
Certain of the statements in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies, regulatory and/or administrative obstacles to the timely completion of purchase order documentation, introduction of competing products, such as improved research-grade mass spectrometers, higher speed and/or more sensitive liquid chromatographs, by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in distribution of the Company’s products, changes in the healthcare market and the pharmaceutical industry, loss of market share through competition, potential product liability or other claims against the Company as a result of the use of its products, risks associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, the short-term impact on 2006 operating results from cost savings initiatives the Company implemented in February 2006, the effect in 2006 of implementing the new Statement of Financial Accounting Standard 123(R), Share-Based Payment adversely impacting the Company’s fiscal year 2006 operating results and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the three months ended April 1, 2006. For additional information regarding the Company’s market risk as of December 31, 2005, refer to Item 7a of Part I of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC.

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
(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended April 1, 2006 except as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC.
     On April 21, 2006, Bradford W. Douglas filed a complaint against the Company and Douglas Berthiaume in the United States District Court for the District for New Mexico. The complaint is purportedly brought on behalf of all persons who purchased or otherwise acquired securities of the Company between April 28, 2004 and March 29, 2005, and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty. The complaint alleges that the Company and Mr. Berthiaume misrepresented or failed fully to disclose weak customer demand for Company products during the purported class period and that as a result the price of Company securities was artificially inflated. The complaint seeks unspecified damages. The Company believes the claim is without merit and intends vigorously to defend the action.
Item 1A: Risk Factors
Please read “Risk factors” in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2005, some of which are updated below. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and its operating results.
Competition and the Analytical Instrument Market:
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future. A significant portion of the Company’s sales are to the worldwide pharmaceutical and biotech industries which may be periodically subject to unfavorable market conditions and consolidations. Approximately 51% of the Company’s net sales in 2005 were to worldwide pharmaceutical and biotechnology industries. There has been no material change in this percentage of net sales to these industries in the first quarter of 2006. Unfavorable industry conditions, competitor products which are more effective and less costly, and periodic fluctuations in capital spending by the Company’s customers, in particular its large pharmaceutical customers, could have a material adverse effect on the Company’s results of operations.
Risk of Disruption:
The Company’s products are manufactured in various worldwide locations. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.

Foreign Operations and Exchange Rates:
Approximately 70% of the Company’s net sales in the first quarter of 2006 were outside of the United States compared to 65% in the fiscal year 2005 and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to related risks, including currency exchange rate fluctuations, adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
Reliance on Key Management:
The operation of the Company requires managerial and operational expertise. There has been no change in key management employees in the first quarter of 2006. If, for any reason, such key personnel do not continue to be active in management, the Company’s operations could be adversely affected.
Protection of Intellectual Property:
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first quarter of 2006. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial conditions.
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
Reliance on Suppliers:
Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.
Reliance on Outside Manufacturers:
Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. In April 2006, the Company expanded an existing partnership to manufacture the Company’s Alliance instrument system in Singapore. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended April 1, 2006 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum Dollar
	(a) Total		Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Programs (3)

January 1 to 28, 2006	150	$41.43	150	$277,697
January 29 to February 25, 2006	1,150	41.70	1,150	229,747
February 26 to April 1, 2006	840	42.80	840	193,796

Total	2,140	$42.11	2,140	$193,796

(1)	To date the Company has purchased an aggregate of 7.7 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) authorized on October 25, 2005.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2007.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $193.8 million at April 1, 2006.
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

Date: May 5, 2006	Waters Corporation

/s/ John Ornell John Ornell
Authorized Officer, Vice President, Finance and Administration and Chief Financial Officer