Form 10-Q
period 2006-07-01
WATERS CORP /DE/
filed 2006-08-04
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006
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
Yes ☐          No ☑
Number of shares outstanding of the Registrant’s common stock as of August 1, 2006: 102,447,923.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$489,556	$493,588
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,810 and $6,550 at July 1, 2006 and December 31, 2005, respectively	238,352	256,809
Inventories	161,843	131,554
Other current assets	35,020	31,041

Total current assets	924,771	912,992

Property, plant and equipment, net of accumulated depreciation of $160,192 and $162,146 at July 1, 2006 and December 31, 2005, respectively	144,102	141,030
Intangible assets, net	95,422	84,363
Goodwill	215,931	210,571
Other assets	89,324	79,975

Total assets	$1,469,550	$1,428,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$362,345	$326,286
Accounts payable	61,398	44,243
Accrued employee compensation	22,374	23,044
Deferred revenue and customer advances	91,459	71,733
Accrued retirement plan contributions	16,995	12,931
Accrued income taxes	64,955	60,710
Accrued other taxes	6,701	14,024
Accrued warranty	12,334	11,719
Accrued litigation	1,231	5,340
Accrued restructuring costs	2,644	—
Other current liabilities	31,214	33,861

Total current liabilities	673,650	603,891
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	34,124	33,074
Other long-term liabilities	11,208	8,334

Total long-term liabilities	545,332	541,408

Total liabilities	1,218,982	1,145,299

Commitments and contingencies (Notes 7, 9, 10, 11 and 14)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 1, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 143,291 and 142,287 shares issued, 102,380 and 105,336 shares outstanding at July 1, 2006 and December 31, 2005, respectively	1,433	1,423
Additional paid-in capital	508,293	467,681
Retained earnings	1,196,492	1,104,557
Treasury stock, at cost, 40,911 and 36,951 shares at July 1, 2006 and December 31, 2005, respectively	(1,484,322)	(1,314,446)
Deferred compensation	—	(255)
Accumulated other comprehensive income	28,672	24,672

Total stockholders’ equity	250,568	283,632

Total liabilities and stockholders’ equity	$1,469,550	$1,428,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	July 1, 2006	July 2, 2005
Product sales	$214,491	$204,154
Service sales	87,408	80,476

Total net sales	301,899	284,630

Cost of product sales	83,880	77,396
Cost of service sales	42,124	39,670

Total cost of sales	126,004	117,066

Gross profit	175,895	167,564

Selling and administrative expenses	88,968	82,861

Research and development expenses	19,655	16,485

Purchased intangibles amortization	1,383	1,266

Restructuring and other charges (Note 11)	2,974	—

Operating income	62,915	66,952

Interest expense	(12,477)	(5,753)

Interest income	6,205	5,290

Income from operations before income taxes	56,643	66,489

Provision for income taxes	8,863	12,424

Net income	$47,780	$54,065

Net income per basic common share	$0.46	$0.47

Weighted average number of basic common shares	103,010	116,092

Net income per diluted common share	$0.46	$0.46

Weighted average number of diluted common shares and equivalents	104,337	117,722
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Product sales	$423,056	$395,764
Service sales	169,061	157,171

Total net sales	592,117	552,935

Cost of product sales	165,030	150,941
Cost of service sales	81,602	77,926

Total cost of sales	246,632	228,867

Gross profit	345,485	324,068

Selling and administrative expenses	174,506	163,456

Research and development expenses	38,698	33,232

Purchased intangibles amortization	2,577	2,548

Restructuring and other unusual charges (Note 11)	7,326	—

Operating income	122,378	124,832

Interest expense	(23,905)	(9,912)

Interest income	11,497	9,813

Income from operations before income taxes	109,970	124,733

Provision for income taxes	18,035	24,073

Net income	$91,935	$100,660

Net income per basic common share	$0.89	$0.86

Weighted average number of basic common shares	103,795	117,405

Net income per diluted common share	$0.87	$0.84

Weighted average number of diluted common shares and equivalents	105,192	119,456
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$91,935	$100,660
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,682	2,227
Provisions on inventory	2,974	2,138
Stock-based compensation	14,616	668
Deferred income taxes	(4,629)	(310)
Depreciation	12,785	11,814
Amortization of intangibles	9,787	10,356
Tax benefit related to stock option exercises	—	2,990

Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	21,456	25,130
Increase in inventories	(29,136)	(9,130)
(Increase) decrease in other current assets	(3,332)	4,908
Increase in other assets	(6,434)	(1,636)
Increase (decrease) in accounts payable and other current liabilities	15,666	(7,189)
Increase in deferred revenue and customer advances	18,170	18,886
Decrease in accrued litigation	(4,109)	(1,616)
Increase in other liabilities	2,667	3,158

Net cash provided by operating activities	144,098	163,054

Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(24,678)	(26,651)
Business acquisition, net of cash acquired	(13,825)	—

Net cash used in investing activities	(38,503)	(26,651)

Cash flows from financing activities:
Proceeds from debt issuances	213,661	365,708
Payments on debt	(177,602)	(164,932)
Proceeds from stock plans	20,791	11,182
Purchase of treasury shares	(169,876)	(248,617)
Excess tax benefit related to stock option exercises	4,707	—
Net payments from debt swaps and other dervatives contracts	(5,599)	(8,218)

Net cash used in financing activities	(113,918)	(44,877)

Effect of exchange rate changes on cash and cash equivalents	4,291	(15,369)

(Decrease) increase in cash and cash equivalents	(4,032)	76,157

Cash and cash equivalents at beginning of period	493,588	539,077

Cash and cash equivalents at end of period	$489,556	$615,234

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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2006 and 2005 ended on July 1, 2006 and July 2, 2005, respectively.
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.
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
     The following is a summary of activity of the Company’s accrued warranty liability for the six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability
July 1, 2006	$11,719	$8,995	$(8,380)	$12,334
July 2, 2005	$10,565	$9,068	$(8,648)	$10,985

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Stockholders’ Equity:
In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the six months ended July 1, 2006, the Company purchased 4.0 million shares of its common stock for an aggregate of $169.9 million. As of July 1, 2006, the Company repurchased an aggregate of 9.5 million shares of its common stock under this program for an aggregate of $386.0 million.
     In October 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the six months ended July 2, 2005, the Company purchased 5.5 million shares of its common stock for an aggregate of $248.6 million. As of July 1, 2006, the Company repurchased an aggregate of 11.1 million shares of its common stock under this program for an aggregate of $499.5 million, thus effectively completing this $500.0 million stock repurchase program.
     The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.
2. Stock-Based Compensation
On May 6, 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of July 1, 2006, the 2003 Plan has 5.9 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest ratably over a five year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of July 1, 2006, the Company had stock options, restricted stock and restricted stock unit awards outstanding.
     On February 26, 1996, the Company adopted its 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 1.0 million shares of the Company’s common stock commencing October 1, 1996. As of July 1, 2006, 0.7 million shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $0.1 million and $0.2 million for the three months and six months ended July 1, 2006, respectively.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment”, which amends SFAS No. 123 “Accounting for Stock-Based Compensation”, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payments”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards at the time of grant.
     The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the three months and six months ended July 1, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that ultimately is expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of the change in accounting for forfeitures is immaterial.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The consolidated statements of operations for the three and six months ended July 1, 2006 and July 2, 2005 include the following stock-based compensation expense related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Cost of sales	$1,101	$—	$2,252	$—
Selling and administrative	4,813	579	9,796	668
Research and development	1,188	—	2,568	—

Total stock-based compensation	$7,102	$579	$14,616	$668

     The after-tax stock-based compensation and the impact to diluted earnings per share related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan for the three and six months ended July 1, 2006 were $5.1 million and $10.7 million with a $0.05 per share and $0.10 per share reduction to diluted earnings per share, respectively. As of July 1, 2006, the Company has capitalized stock-based compensation costs of $0.3 million and $0.5 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock-option compensation awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statement of operations. During the three and six months ended July 2, 2005, stock-based compensation expense of $0.6 million and $0.7 million was recognized for the Company’s stock option awards and restricted stock awards, respectively. The 2005 stock-based compensation expense amounts were all recorded in selling and administrative expenses.
     Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as part of cash from operating activities. Under SFAS No. 123(R), approximately $4.7 million of benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the six months ended July 1, 2006.
     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”, for the Company’s stock-based compensation plans for the three months and six months ended July 2, 2005 (in thousands, except per share data).

	Three Months
	Ended	Six Months Ended
Compensation Expense — Fair Value Method	July 2, 2005	July 2, 2005

Net income, as reported	$54,065	$100,660
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,938)	(11,815)
Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	467	538

Pro forma net income	$48,594	$89,383

Earnings per share:
Basic — as reported	$0.47	$0.86
Basic — pro forma	$0.42	$0.76
Diluted — as reported	$0.46	$0.84
Diluted — pro forma	$0.41	$0.75

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Stock Options:
During the six months ended July 1, 2006, the Company issued 39 thousand stock options. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Beginning in 2005, the Company used implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The expected volatility assumption of all grants issued prior to 2005 was derived from the Company’s historical volatility. The expected life assumption for 2006 grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the 2006 stock option grants is as follows:

Six months ended
July 1, 2006
Options Issued and Significant Assumptions Used to Estimate Option Fair Values
Options issued (in thousands)	39
Risk-free interest rate	4.3%
Expected life in years	6.0
Expected volatility	.270
Expected dividends	—

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant
Exercise price	$42.99
Fair value	$14.16
The following table summarizes stock option activity for the plans as of July 1, 2006 (in thousands, except per share data):

			Weighted-Average
			Remaining
	Number of Shares	Weighted-Average	Contractual Term in	Aggregate Intrinsic
	Outstanding	Exercise Price	Years	Value
Outstanding at December 31, 2005	10,939	$35.47
Granted	39	$39.38
Exercised	(958)	$20.29
Expired	(88)	$47.07
Forfeited	(112)	$47.07

Outstanding at July 1, 2006	9,820	$36.73	6.0	$111,657

Exercisable at July 1, 2006	5,709	$36.24	4.8	$78,668
Vested or Expected to Vest as of July 1, 2006	9,542	$36.65	6.0	$109,804
     During the six months ended July 1, 2006, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $21.7 million and the total cash received from exercise of these stock options was $19.4 million.
     As of July 1, 2006, there was $70.1 million of total unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock:
In the first quarter of 2006, the Company granted a total of six thousand shares of restricted stock which vest at the end of three years. The fair value of these awards was based on the fair value of the stock on the date of grant which was $38.10. In the second quarter of 2006, the Company granted a total of two thousand shares of restricted stock which vest at the end of three years. The fair value of these awards was based on the fair value of the stock on the date of grant which was $44.25. As of July 1, 2006, the Company has twenty thousand unvested shares of restricted stock with a total of $0.5 million of unrecognized compensation cost. This cost is expected to be recognized over a weighted-average period of 2.1 years.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Restricted Stock Units:
On February 28, 2006, the Company granted three hundred thousand restricted stock units which vest ratably over a five year period. The fair value of these awards was based on the fair value of the stock on the date of grant which was $42.73. The amount of compensation cost recognized for the three months and six months ended July 1, 2006 on the restricted stock units expected to vest was $0.6 million and $0.8 million, respectively. As of July 1, 2006, there was $10.6 million of total unrecognized compensation cost related to the restricted stock unit awards that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.3 years.
3. Inventories
Inventories are classified as follows (in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$56,494	$45,257
Work in progress	16,319	12,908
Finished goods	89,030	73,389

Total inventories	$161,843	$131,554

4. Property, Plant and Equipment
During the six months ended July 1, 2006, the Company retired and disposed of approximately $15.1 million of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the three and six months ended July 1, 2006.
5. Acquisitions
VICAM:
In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.8 million, including $0.3 million of acquisition-related transaction costs. The Company anticipates continuous increases in laboratory testing to ensure food safety. This acquisition was accounted for under the purchase method of accounting and the results of operations of VICAM have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $7.7 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The excess purchase price of $3.7 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.
     The Company considered a number of factors to determine the purchase price allocation, and engaged a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the VICAM acquisition (in thousands):

Accounts receivable	$950
Inventory	1,837
Other current assets	142
Goodwill	3,716
Intangible assets	7,707
Fixed assets	285

14,637

Accrued expenses and other current liabilities	812

Cash consideration paid	$13,825

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

	Six months ended	Six months ended
	July 1, 2006	July 2, 2005
Net revenues	$593,540	$556,591
Net income	91,268	100,018
Income per basic common share	$0.88	$0.85
Income per diluted common share	$0.87	$0.84
6. Goodwill and Other Intangibles
The carrying amount of goodwill was $215.9 million and $210.6 million at July 1, 2006 and December 31, 2005, respectively. The increase is attributable to the Company’s acquisition of VICAM (Note 5) during the first quarter of 2006 of approximately $3.7 million and currency translation adjustments of approximately $1.6 million.
     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	July 1, 2006			December 31, 2005
	Gross		Weighted-Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$70,704	$30,099	11 years	$61,827	$27,250	11 years
Capitalized software	95,718	53,846	3 years	85,089	47,846	3 years
Licenses	10,109	5,568	9 years	9,548	5,052	9 years
Patents and other intangibles	13,321	4,917	8 years	12,137	4,090	8 years

Total	$189,852	$94,430	7 years	$168,601	$84,238	7 years

     In February 2006, the Company acquired approximately $7.7 million of purchased intangibles as a result of the VICAM acquisition. In addition, foreign currency translation increased intangible assets by approximately $1.3 million in the six months ended July 1, 2006.
     For the three months ended July 1, 2006 and July 2, 2005, amortization expense for intangible assets was $5.0 million and $5.1 million, respectively. For the six months ended July 1, 2006 and July 2, 2005, amortization expense for intangible assets was $9.8 million and $10.4 million, respectively. Amortization expense for intangible assets is estimated to be approximately $20.0 million for each of the next five years. Foreign currency translation increased accumulated amortization for intangible assets by approximately $0.4 million during the six months ended July 1, 2006.
7. Debt
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     In December 2004, the Company entered into a syndicated committed Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility and, subsequent to the amendment discussed below, a $550.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. In October 2005, the Company exercised the $100.0 million expansion feature in the Credit Agreement, increasing the amount from $700.0 million to $800.0 million. In October 2005, the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to SFAS No. 123(R). All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same in the Amended Credit Agreement.
     As of July 1, 2006, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $595.0 million under the Amended Credit Agreement for a total of $845.0 million borrowed under the two credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $345.0 million classified as short-term debt at July 1, 2006. At December 31, 2005, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $560.0 million under the Amended Credit Agreement for a total of $810.0 million borrowed under the two credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $310.0 million classified as short-term debt at December 31, 2005. The weighted-average interest rates applicable to these borrowings were 6.1% and 5.1% at July 1, 2006 and December 31, 2005, respectively. At July 1, 2006 and December 31, 2005, the Company had an amount available to borrow of $203.4 million and $238.4 million, respectively, after outstanding letters of credit.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $90.7 million at July 1, 2006 and $76.9 million at December 31, 2005. At July 1, 2006 and December 31, 2005, related short-term borrowings were $17.3 million at a weighted-average interest rate of 3.5% and $16.3 million at a weighted average interest rate of 3.11%, respectively.
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
Hedges of Net Investments in Foreign Operations
During the first half of 2006, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $50.0 million to approximately $100.0 million. At July 1, 2006 and December 31, 2005, the notional amounts of outstanding Euro contracts were $100.0 million and $50.0 million, respectively.
     During the first half of 2006, the Company hedged its net investment in British pound foreign affiliates with range forward and forward foreign exchange contracts in British pounds. Under the terms of the range forward agreements, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. As of July 1, 2006 and December 31, 2005, the Company had combined range forward and forward foreign exchange contracts outstanding in British pounds with notional amounts of zero and 30.0 million British pounds, respectively.
     The Company has designated the range forward and forward exchange agreements described above as hedges of net investments, and accordingly the changes in fair value associated with these forward exchange agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At July 1, 2006 and December 31, 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $64.0 million and $72.9 million, respectively.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
8. Income Taxes
The Company’s effective tax rates for the three months ended July 1, 2006 and July 2, 2005 were 15.6% and 18.7%, respectively. The decrease in the effective tax rates for the three months ended July 1, 2006 compared to July 2, 2005 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123 (R) resulted in the recognition of a tax benefit at a higher effective tax rate in the three months ended July 1, 2006.
     The Company’s effective tax rates for the six months ended July 1, 2006 and July 2, 2005 were 16.4% and 19.3%, respectively. The decrease in the effective tax rates for the six months ended July 1, 2006 compared to July 2, 2005 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in the six months ended July 1, 2006.
9. Patent Litigation
Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain Company products sold under the mark “Alliance” did not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), brought actions alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004.
     In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower Court’s ruling of non-infringement. The damages trial scheduled for March 2005 was postponed pending this appeal and was rescheduled for December 2005. In December 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a Consent Order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the Consent Order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. This case is currently pending.
     The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at July 1, 2006 and December 31, 2005 was $1.2 million and $5.3 million, respectively, for the England and France suits. The change in the liability through July 1, 2006 is attributable to a payment of $3.5 million in connection with the Agilent Settlement Agreement and payments of legal fees directly associated with the cases.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
10. Commitments and Contingencies
On April 21, 2006, Bradford W. Douglas filed a complaint against the Company and Douglas Berthiaume in the United States District Court for the District for New Mexico. The complaint is purportedly brought on behalf of all persons who purchased or otherwise acquired securities of the Company between April 28, 2004 and March 29, 2005, and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty. The complaint alleges that the Company and Mr. Berthiaume misrepresented or failed fully to disclose weak customer demand for Company products during the purported class period and that as a result the price of Company securities was artificially inflated. The complaint seeks unspecified damages. The Company believes the claim is without merit and intends to vigorously defend the action.
11. Restructuring and Other Charges
2006 Restructuring:
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 74 employees being terminated with effective dates through the fourth quarter of 2006, of which 61 had left the Company as of July 1, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company has implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world.
     The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31, 2005	Charges	Utilization	July 1, 2006

Severance	$—	$5,485	$(3,743)	$1,742
Facilities & Other	—	1,841	(939)	902

Total	$—	$7,326	$(4,682)	$2,644

     The Company expects to incur approximately $0.5 million to $1.0 million of additional costs throughout the remainder of 2006. Other charges include approximately $0.6 million of leasehold improvement assets, net of accumulated amortization, written-off as a result of the closure of the facility in the Netherlands.
12. Earnings Per Share
     Basic and diluted earnings per share calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 1, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$47,780	103,010	$0.46

Effect of dilutive securities:
Stock-based awards outstanding		1,226
Options exercised and cancellations		101

Net income per diluted common share	$47,780	104,337	$0.46

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended July 2, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$54,065	116,092	$0.47

Effect of dilutive securities:
Stock-based awards outstanding		1,616
Options exercised and cancellations		14

Net income per diluted common share	$54,065	117,722	$0.46

	Six Months Ended July 1, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$91,935	103,795	$0.89

Effect of dilutive securities:
Stock-based awards outstanding		1,218
Options exercised and cancellations		179

Net income per diluted common share	$91,935	105,192	$0.87

	Six Months Ended July 2, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$100,660	117,405	$0.86

Effect of dilutive securities:
Stock-based awards outstanding		1,988
Options exercised and cancellations		63

Net income per diluted common share	$100,660	119,456	$0.84

     For both the three months and six months ended July 1, 2006, the Company had 3.1 million stock options that were antidilutive, respectively. For both the three months and six months ended July 2, 2005, the Company had 3.2 million stock options that were antidilutive, respectively. These stock options were not included in the computation of diluted EPS. The effect of dilutive stock options was calculated using the treasury stock method.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
13. Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$47,780	$54,065	$91,935	$100,660
Other comprehensive income (loss):
Foreign currency translation adjustments	6,807	(21,601)	10,054	(33,967)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(5,087)	5,602	(6,054)	8,053
Unrealized gains (losses) on investment, net of tax	—	153	—	(445)

Comprehensive income	$49,500	$38,219	$95,935	$74,301

14. Retirement Plans
The components of net periodic pension cost related to the U.S. Waters Retirement Plan are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$1,833	$1,571	$3,666	$3,142
Interest cost	1,060	961	2,120	1,922
Expected return on plan assets	(1,208)	(1,043)	(2,416)	(2,086)
Net amortization
Prior service cost	(25)	(25)	(50)	(50)
Net actuarial loss	253	257	506	514

Net periodic pension cost	$1,913	$1,721	$3,826	$3,442

     For the six months ended July 1, 2006 and July 2, 2005, the Company made no contributions to the Waters Retirement Plan (the “Plan”). During fiscal year 2006, the Company expects to contribute approximately $9.0 million to $11.0 million to the Plan.
     The Company sponsors various non-U.S. retirement plans. The components of net periodic pension cost related to these plans are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Components of Net Periodic Pension Cost	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$279	$310	$558	$620
Interest cost	166	189	332	378
Expected return on plan assets	(79)	(128)	(158)	(256)
Net amortization
Prior service cost	—	—	—	—
Net actuarial loss	3	14	6	28

Net periodic pension cost	$369	$385	$738	$770

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
     Net sales for the Company’s products and services are as follows for the three and six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Product net sales
LC and MS instrument systems	$150,591	$147,212	$299,270	$284,426
Chemistry	43,771	37,813	87,226	76,461
TA instrument systems	20,129	19,129	36,560	34,877

Total product net sales	214,491	204,154	423,056	395,764

Service net sales
LC and MS service	79,413	73,299	153,744	143,450
TA service	7,995	7,177	15,317	13,721

Total service net sales	87,408	80,476	169,061	157,171

Total sales	$301,899	$284,630	$592,117	$552,935

16. Recent Accounting Standards Changes and Developments
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
     In January 2006, the Company adopted SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In January 2006, the Company adopted SFAS No. 151 “Inventory Costs” which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainity in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating whether this interpretation will have a material effect on its financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this discussion, references will be made to “constant currencies”. Constant currency is a non-GAAP measure whereby foreign currency balances are translated, for all periods presented, at predetermined standard exchange rates, thus excluding the impact of fluctuations in the actual foreign currency exchange rates. In addition to analyzing U.S. GAAP financial results, the Company also analyzes its results in constant currencies as the Company believes these measures may allow for a better understanding of the Company’s underlying business trends.
Business and Financial Overview:
Sales grew 6% for the three month period ended July 1, 2006 (the “2006 Quarter”) over the three month period ended July 2, 2005 (the “2005 Quarter”). Sales grew 7% for the six month period ended July 1, 2006 (the “2006 Period”) over the six month period ended July 2, 2005 (the “2005 Period”). Overall, the strong sales growth achieved in the 2006 Quarter and 2006 Period can be primarily attributed to the Company’s new key product initiatives, the ACQUITY UPLC™, the Q-Tof Premier™ and Quattro Premier XE™ based systems.
     The effect of currency translation was neutral to the 2006 Quarter sales growth rate and decreased sales by 2% in the 2006 Period. In constant currencies, U.S. sales declined 2%, while Asian (excluding Japan) sales grew 36% during the 2006 Quarter. In constant currencies, U.S. sales declined 2%, European sales grew 13% and Asian (excluding Japan) sales grew 37% during the 2006 Period. Asian sales growth excluding Japan was primarily driven by India and China. India and China sales growth rate was in excess of 35% and 50% in the 2006 Quarter, respectively. Both India and China sales growth rate were in excess of 50% during the 2006 Period. Sales growth in Japan was 6% and 3% for the 2006 Quarter and 2006 Period, respectively.
     Global sales to pharmaceutical customers grew 2% and 4% in the 2006 Quarter and 2006 Period, respectively in constant currencies. In the 2006 Quarter, sales to the Company’s largest pharmaceutical customer accounts remained weak, particularly in the U.S.. Sales to all other customers, including pharmaceutical customers outside of the U.S., grew 9% as the Company experienced a continuation of the strong demand from its industrial and food safety customers. Global sales to industrial and food safety customers grew 12% in the 2006 Quarter and 16% in the 2006 Period, in constant currencies. The TA Instruments Division (“TA”), a business with a heavy industrial focus, delivered sales growth of 7% and 9% for the 2006 Quarter and 2006 Period, respectively, in constant currencies. The TA growth is primarily attributable to new product introductions and strong growth in its Asian businesses. The Company continues to remain cautious about pharmaceutical spending growth from its large U.S. pharmaceutical customers in the near future and the Company anticipates that positive growth in spending in other significant markets is likely to continue throughout the year.
     With respect to the Waters Division and in constant currencies, sales of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) (together with HPLC, herein referred to as (“LC”), mass spectrometry (“MS”) products, chemistry products and LC and MS services, grew 6% in the 2006 Quarter and 9% in the 2006 Period, primarily due to higher ACQUITY UPLC sales.
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
     Operating income was $62.9 million in the 2006 Quarter, a decrease of $4.1 million from $67.0 million in the 2005 Quarter. The net decrease in operating income is primarily a result of increased sales volume in the 2006 Quarter, offset by the negative impact of $6.5 million of additional stock-based compensation costs and $3.0 million of restructuring costs incurred relating to the February 2006 cost reduction initiative. Operating income was $122.4 million in the 2006 Period, a decrease of $2.4 million from $124.8 million in the 2005 Period. The net decrease in operating income is primarily a result of increased sales volume in the 2006 Period, offset by the negative impact of $13.9 million of additional stock-based compensation costs and $7.3 million of restructuring costs incurred relating to the February 2006 cost reduction initiative. The Company expects the full year pre-tax stock-based compensation expense to be approximately $30.0 million. The Company expects to incur another $0.5 million to $1.0 million of additional restructuring costs throughout the remainder of 2006.

     Operating cash flows for the 2006 Period decreased to $144.1 million from $163.1 million in the 2005 Period. Included in the 2006 Period was a $9.0 million tax payment associated with the American Jobs Creation Act, a $3.5 million litigation payment and $4.0 million of severance and other facility related payments made in connection with the cost reduction initiative. There were no such payments in the 2005 Period. In addition, the increase in inventories of $29.1 million in the 2006 Period compared to $9.1 million in 2005 Period is another primary factor in the decrease in operating cash flow as the Company ramped up inventory levels for new product introductions. Capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2006 Period were $24.7 million compared to $26.7 million in the 2005 Period.
     The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.8 million. The Company anticipates continuous increases in laboratory testing to ensure food safety. The Company expects that VICAM products will add approximately $8.0 million to sales and be neutral to earnings for the year ended December 31, 2006.
     During the 2006 Quarter, management continued to apply the Company’s strong cash generation to repurchase shares of Company stock through the $500.0 million program authorized by the Company’s Board of Directors in October 2005. During the 2006 Quarter, the Company purchased 1.8 million shares of its common stock for an aggregate of $79.8 million. The Company has repurchased an aggregate of 9.5 million shares of its common stock under this program for an aggregate of $386.0 million, leaving $114.0 million authorized for future purchases. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding. The Company believes it is likely to have adequate financial flexibility to fund the remaining balance of the share repurchase program given current cash and debt levels.
Results of Operations:
Sales:
Sales for the 2006 Quarter and the 2006 Period were $301.9 million and $592.1 million, respectively, compared to $284.6 million for the 2005 Quarter and $552.9 million for the 2005 Period, an increase of 6% for the 2006 Quarter and 7% for the 2006 Period. Currency translation effect was neutral to the 2006 Quarter sales growth rate and decreased sales by 2% in the 2006 Period. Product sales were $214.5 million and $423.1 million for the 2006 Quarter and for the 2006 Period, respectively, compared to $204.2 million in the 2005 Quarter and $395.8 million in the 2005 Period, an increase of 5% for the 2006 Quarter and 7% for the 2006 Period. The increase in product sales was primarily due to the overall positive sales growth in LC and TA sales in the 2006 Quarter and the 2006 Period. Service sales were $87.4 million and $169.1 million in the 2006 Quarter and the 2006 Period, respectively, compared to $80.5 million in the 2005 Quarter and $157.2 million in the 2005 Period, an increase of 9% in the 2006 Quarter and 8% in the 2006 Period. The increase was primarily attributable to growth in the Company’s installed base of instruments and sales of service contracts.
     The following commentary discusses the Company’s sales performance by product line in constant currencies.
      The Waters Division sales grew approximately 6% in the 2006 Quarter and 9% in the 2006 Period. Chemistry sales grew approximately 16% in both the 2006 Quarter and 2006 Period. This growth was driven by increased column sales of ACQUITY UPLC proprietary technology, new XBridge columns, Oasis sample prep products and the 2006 Quarter sales associated with newly acquired VICAM product line. LC and MS service sales grew 8% in the 2006 Quarter and 9% in the 2006 Period due to increased sales of service plans to the higher installed base of customers. LC and MS instrument system sales grew 2% in the 2006 Quarter compared with the 2005 Quarter and 7% in the 2006 Period compared with the 2005 Period. The increase in LC and MS instrument sales during the 2006 Quarter and the 2006 Period is primarily attributable to higher sales of ACQUITY UPLC systems and higher MS triple quadrupole system sales, offset by a decline in low-end MS system sales. The Company introduced new low-end MS systems in the 2006 Period which the Company expects to increase sales in the second half of 2006. Geographically, Waters Division sales in Europe, Asia and Japan strengthened approximately 3%, 38%, and 5%, respectively, in the 2006 Quarter and 13%, 41%, and 4%, respectively, in the 2006 Period. The growth in Europe was broad based across most major countries while Asia’s growth was primarily driven by increased sales in India and China, both with sales growth in excess of 50% for the 2006 Period. U.S. sales declined 3% in the 2006 Quarter and in the 2006 Period due to lower sales to pharmaceutical customers, particularly the Company’s larger accounts.

     Within the TA Instruments Division, sales grew 7% for the 2006 Quarter and 9% for the 2006 Period. TA product and service sales grew 6% and 12%, respectively, in the 2006 Quarter and 7% and 14%, respectively, in the 2006 Period. The growth in product sales is due to new product introductions while the growth in service sales is due to the increased sales of service plans to the higher installed base of customers. Geographically, growth in the TA business for the 2006 Quarter was predominantly in Asia and Japan, whereas sales growth in the TA business for the 2006 Period was predominantly in the U.S., Europe and Asia.
Gross Profit:
Gross profit for the 2006 Quarter and 2006 Period was $175.9 million and $345.5 million, respectively, compared to $167.6 million for the 2005 Quarter and $324.1 million for the 2006 Period, an increase of 5% for the 2006 Quarter and 7% for the 2006 Period. Gross profit as a percentage of sales decreased to 58.3% in the 2006 Quarter from 58.9% in the 2005 Quarter. The 2006 Quarter gross profit was negatively impacted by $1.1 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). Gross profit as a percentage of sales decreased to 58.3% in the 2006 Period from 58.6% in the 2005 Period. The 2006 Period gross profit was negatively impacted by $2.3 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). The remaining decrease in gross profit percentage in the 2006 Quarter and 2006 Period as compared to the 2005 Quarter and 2006 Period, is primarily due to higher quantities of ACQUITY UPLC product sales which have slightly lower profit margins and due to the ramp up of Alliance production in Singapore.
Selling and Administrative Expenses:
Selling and administrative expenses for the 2006 Quarter and 2006 Period were $89.0 million and $174.5 million, respectively, compared to $82.9 million for the 2005 Quarter and $163.5 million for the 2005 Period. Selling and administrative expense as a percentage of sales for the 2006 and 2005 Quarters were 29.5% and 29.1%, respectively. The $6.1 million or 7% increase in total selling and administrative expenses for the 2006 Quarter is primarily due to the additional stock-based compensation costs of $4.2 million and annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $5.8 million, offset by reductions in travel related expense of $1.3 million and other expenses primarily related to the February 2006 cost savings initiatives. Selling and administrative expense as a percentage of sales for the 2006 and 2005 Periods were 29.5% and 29.6%, respectively. The $11.0 million or 7% increase in total selling and administrative expenses for the 2006 Period is primarily due to the additional stock-based compensation costs of $9.1 million, annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $8.6 million, offset by reductions in travel related expense of $2.6 million and currency translation effects of $4.5 million. An increase of selling and administrative expenses is expected to continue at a modest rate for the remainder of the year compared to 2005. Although management continues to monitor discretionary spending, the Company has made investments of additional personnel in Asia in support of growing business opportunities, especially in India and China.
Research and Development Expenses:
Research and development expenses were $19.7 million and $38.7 million for the 2006 Quarter and 2006 Period, respectively, compared to $16.5 million for the 2005 Quarter and $33.2 million for the 2005 Period. Research and development expenses increased $3.2 million or 19% for the 2006 Quarter over the 2005 Quarter primarily due to stock-based compensation costs of $1.2 million relating to the adoption of SFAS No. 123(R) and the merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs. Research and development expenses increased $5.5 million or 16% for the 2006 Period over the 2005 Period primarily due to stock-based compensation costs of $2.6 million relating to the adoption of SFAS No. 123(R) and the merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs. The remaining increases in research and development expenses in the 2006 Quarter and 2006 Period as compared to the 2005 Quarter and 2006 Period reflects the costs of introducing multiple new MS instruments in the second half of 2006. Research and development expenses are expected to grow more slowly in future quarters as the majority of project spending for the aforementioned new MS systems is completed.
2006 Restructuring:
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe that resulted in the employment of 74 employees being terminated with effective dates through the fourth quarter of 2006, of which 61 had left the Company as of July 1, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world.

     The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31, 2005	Charges	Utilization	July 1, 2006

Severance	$—	$5,485	$(3,743)	$1,742
Facilities & Other	—	1,841	(939)	902

Total	$—	$7,326	$(4,682)	$2,644

     The Company expects to incur approximately $0.5 million to $1.0 million of additional costs throughout the remainder of 2006. The Company anticipates achieving approximately $4.6 million of cost savings in 2006 from this initiative, mostly in the second half of 2006, and approximately $7.1 million annually thereafter as a result of this restructuring.
Interest Expense:
Interest expense was $12.5 million and $23.9 million for the 2006 Quarter and 2006 Period, respectively, compared to $5.8 million for the 2005 Quarter and $9.9 million for the 2005 Period. The increases of $6.7 million for the 2006 Quarter and $14.0 million for the 2006 Period are due primarily to interest expense on additional borrowings against the Company’s credit facilities to fund the stock repurchase program and to increases in interest rates.
Interest Income:
Interest income was $6.2 million and $11.5 million for the 2006 Quarter and 2006 Period, respectively, compared to $5.3 million for the 2005 Quarter and $9.8 million for the 2005 Period. The increase in interest income for the 2006 Quarter and 2006 Period were primarily attributable to the effect of higher interest rates earned on the Company’s cash balances.
Provision for Income Taxes:
The Company’s effective tax rates for the 2006 Quarter and 2005 Quarter were 15.6% and 18.7%, respectively. The decrease in the effective tax rates for the 2006 Quarter compared to the 2005 Quarter is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123 (R) resulted in the recognition of a tax benefit at a higher effective tax rate in the 2006 Quarter.
     The Company’s effective tax rates for the 2006 Period and 2005 Period were 16.4% and 19.3%, respectively. The decrease in the effective tax rates for the 2006 Period compared to the 2005 Period is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in the 2006 Period.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 1, 2006	July 2, 2005
Net income	$91,935	$100,660
Depreciation and amortization	22,572	22,170
Tax benefit related to stock option exercises	—	2,990
Stock-based compensation	14,616	668
Change in accounts receivable	21,456	25,130
Change in inventories	(29,136)	(9,130)
Change in accounts payable and other current liabilities	15,666	(7,189)
Change in deferred revenue and customer advances	18,170	18,886
Change in accrued litigation	(4,109)	(1,616)
Other changes in operating activities	(7,072)	10,485

Net cash provided by operating activities	144,098	163,054

Net cash used in investing activities	(38,503)	(26,651)

Net cash used in financing activities	(113,918)	(44,877)

Effect of exchange rate changes on cash and cash equivalents	4,291	(15,369)

(Decrease) increase in cash and cash equivalents	$(4,032)	$76,157

Net cash provided from operating activities was $144.1 million and $163.1 million in the 2006 Period and 2005 Period, respectively. The $19.0 million decline in the net cash provided from operating activities in the 2006 Period compared to the 2005 Period can be attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities:
•	The change in accounts receivable in the 2006 Period compared to the 2005 Period is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2006 Period as compared to the 2005 Period. The days-sales-outstanding (“DSO”) decreased slightly to 72 days at July 1, 2006 from 73 days at July 2, 2005.

•	The change in inventory in the 2006 Period compared to the 2005 Period results from the increase in inventory due to the ramp up of new products and an increase in the Alliance inventory levels during the initial outsourcing transition. The increase in accounts payable balance in the 2006 Period is attributable to the timing of payments made to vendors and the increase in inventory.

•	The 2006 Period change in accounts payable and other current liabilities was impacted by the restructuring accrual of $2.6 million which was offset by $4.0 million of severance and other facility related payments in connection with the cost reduction initiative and a litigation payment of $3.5 million to settle the Hewlett-Packard Company litigation.

•	During the 2006 Period, the Company made a tax payment in the amount of $9.0 million related to the distribution and repatriation of cash under the American Jobs Creation Act (AJCA).

•	Net cash provided from deferred revenue and customer advances in both the 2006 Period and 2005 Period was a result of the installed base of customers renewing annual service contracts.

•	The 2006 Period net cash provided by operating activities as compared to the 2005 Period was impacted by the adoption of SFAS No. 123(R). Under SFAS No. 123(R), $4.7 million of benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the 2006 Period; where as prior to the adoption of FAS No. 123(R), this benefit of $3.0 million in the 2005 Period was reported as part of cash from operating activities.

     Net cash used in investing activities totaled $38.5 million and $26.7 million in the 2006 Period and 2005 Period, respectively. Additions to fixed assets and intangible assets were $24.7 million in the 2006 Period and $26.7 million in the 2005 Period. The decline in additions to fixed assets and intangible assets is primarily attributable to renovations made in the 2005 Period to a building acquired in 2004. Cash paid for a business acquisition was $13.8 million and zero in the 2006 Period and the 2005 Period, respectively. During the 2006 Period, the Company paid $13.8 million in cash to acquire the net assets of VICAM.
     With respect to cash used in financing activities, the Company repurchased 4.0 million shares of its common stock for an aggregate of $169.9 million during the 2006 Period. In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. As of July 1, 2006, the Company has repurchased 9.5 million shares of common stock for an aggregate of $386.0 million under this program leaving $114.0 million authorized for future repurchases. In the 2005 Period, the Company had repurchased 5.5 million shares of its common stock for an aggregate $248.6 million under a previously authorized program. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the outstanding shares and that the Company is likely to have adequate financial flexibility to fund the remaining balance of the share repurchases given current cash and debt levels.
     The Company received $20.8 million and $11.2 million of proceeds from other financing activities in the 2006 Period and 2005 Period, respectively, from the exercise of stock options and the purchase of shares pursuant to its employee stock purchase plans. The Company also made net payments of $5.6 million on derivative contracts in the 2006 Period compared to $8.2 million in the 2005 Period.
     During the 2006 Period, the Company’s net change in debt borrowings was a $36.1 million increase compared to a $200.8 million increase in the 2005 Period. The Company had net borrowings at July 1, 2006 and at December 31, 2005 of $862.3 million and $826.3 million, respectively, primarily relating to borrowings in the U.S. under the Company’s syndicated committed credit facilities.
     The Company believes that the cash and cash equivalents balance of $489.6 million at the end of the 2006 Period and expected cash flow from operating activities together with borrowings available from the credit facilities and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, acquisitions, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing sources will be sufficient to meet operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company reviewed its contractual obligations and commercial commitments as of July 1, 2006, and determined that there were no significant changes from the ones set forth in the Form 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters will not be material to its financial position or results of operations.
     During fiscal year 2006, the Company expects to contribute approximately $9.0 million to $11.0 million to the Company’s U.S. retirement plans. No payments were made in the 2006 Period.
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

Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of equity investments, long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations and litigation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2006 Period. The Company did not make any changes in those policies during the 2006 Period except for the adoption of SFAS No. 123(R) in the first quarter of 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.
     The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and consequently has not adjusted results from prior years. Under the modified transition method, compensation costs associated with awards for the three months and six months ended July 1, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.
     The consolidated statements of operations for the three months and six months ended July 1, 2006 include $7.1 million ($5.1 million after tax with $0.05 impact to diluted earnings per share) and $14.6 million ($10.7 million after tax with $0.10 impact to diluted earnings per share), respectively, of stock-based compensation expense related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan. Previously, the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock-based compensation expense of $0.6 million and $0.7 million was recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan in the three months and six months ended July 2, 2005, respectively.
     As of July 1, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized	Weighted-
	Compensation	Average
	Costs	Life in Years
Stock options	$70.1	2.9
Restricted stock units	$10.6	2.3
Restricted stock	$0.5	2.1

Total	$81.2	2.8

Forward-Looking Information
Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
Certain of the statements in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies, regulatory and/or administrative obstacles to the timely completion of purchase order documentation, introduction of competing products, such as improved research-grade mass spectrometers, higher speed and/or more sensitive liquid chromatographs, by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in distribution of the Company’s products, changes in the healthcare market and the pharmaceutical industry, loss of market share through competition, the Company’s ability to meet future operating and investing needs, including share repurchase programs and acquisitions, based on its current financial position and expected future cash flows from earnings and ability to borrow funds from its credit facility, potential product liability or other claims against the Company as a result of the use of its products, risks associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, the short-term impact on 2006 operating results from cost savings initiatives the Company implemented in February 2006, the effect in 2006 of implementing the new Statement of Financial Accounting Standard 123(R), Share-Based Payment adversely impacting the Company’s fiscal year 2006 operating results and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the six months ended July 1, 2006. For additional information regarding the Company’s market risk as of December 31, 2005, refer to Item 7a of Part I of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC.
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
(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended July 1, 2006 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC, except for the following:
     On April 21, 2006, Bradford W. Douglas filed a complaint against the Company and Douglas Berthiaume in the United States District Court for the District for New Mexico. The complaint is purportedly brought on behalf of all persons who purchased or otherwise acquired securities of the Company between April 28, 2004 and March 29, 2005, and alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty. The complaint alleges that the Company and Mr. Berthiaume misrepresented or failed fully to disclose weak customer demand for Company products during the purported class period and that as a result the price of Company securities was artificially inflated. The complaint seeks unspecified damages. The Company believes the claim is without merit and intends to vigorously defend the action.
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
Competition and the Analytical Instrument Market:
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future. A significant portion of the Company’s sales are to the worldwide pharmaceutical and biotech industries which may be periodically subject to unfavorable market conditions and consolidations. Approximately 51% of the Company’s net sales in 2005 were to worldwide pharmaceutical and biotechnology industries. There has been no material change in this percentage of net sales to these industries in the first half of 2006. Unfavorable industry conditions, competitor products which are more effective and less costly, and periodic fluctuations in capital spending by the Company’s customers, in particular its large pharmaceutical customers, could have a material adverse effect on the Company’s results of operations.
Risk of Disruption:
The Company’s products are manufactured in various worldwide locations. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.
Foreign Operations and Exchange Rates:
Approximately 70% of the Company’s net sales in the first half of 2006 were outside of the United States compared to 65% in the fiscal year 2005 and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to related risks, including currency exchange rate fluctuations, adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
Reliance on Key Management:
The operation of the Company requires managerial and operational expertise. There has been no change in key management employees in the first half of 2006. If, for any reason, such key personnel do not continue to be active in management, the Company’s operations could be adversely affected.
Protection of Intellectual Property:
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first half of 2006. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial conditions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended July 1, 2006 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number
			of Shares	(d) Maximum Dollar
	(a) Total		Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (2)	Programs (3)
April 2 to 29, 2006	—	NA	—	$193,796
April 30 to May 27, 2006	1,330	44.24	1,330	134,954
May 28 to July 1, 2006	490	42.69	490	114,036

Total	1,820	$43.82	1,820	$114,036

(1)	To date the Company has purchased an aggregate of 9.5 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) authorized on October 25, 2005.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2007.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $114.0 million at July 1, 2006.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on May 11, 2006, at which the following matters were submitted to a vote of security holders: 1) the election of directors of the Company; and 2) ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. As of March 15, 2006, the record date for the meeting, there were 103,997,666 shares of the Company’s common stock entitled to vote at the meeting. At the meeting, the holders of 85,408,624 shares were represented in person or by proxy, constituting a quorum. At that meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Against	Abstain
Election of Directors:
Joshua Bekenstein	83,473,500	1,935,124
Michael J. Berendt, Ph.D.	84,268,529	1,140,095
Douglas A. Berthiaume	83,788,528	1,620,096
Edward Conard	79,096,892	6,311,732
Laurie H. Glimcher, M.D.	84,264,028	1,144,596
Christopher A. Kuebler	84,266,862	1,141,762
William J. Miller	84,253,689	1,154,935
JoAnn A. Reed	84,265,795	1,142,829
Thomas P. Salice	79,295,607	6,113,017
Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	83,804,337
Against	995,235
Abstain	609,052
No-Vote
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

Date: August 4, 2006	Waters Corporation
/s/ John Ornell
John Ornell
Authorized Officer, Vice President, Finance and Administration and Chief Financial Officer