Form 10-Q
period 2006-09-30
WATERS CORP /DE/
filed 2006-11-03
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
Number of shares outstanding of the Registrant’s common stock as of October 30, 2006: 101,485,146.

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$511,567	$493,588
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,467 and $6,550 at September 30, 2006 and December 31, 2005, respectively	225,935	256,809
Inventories	177,291	131,554
Other current assets	32,923	31,041

Total current assets	947,716	912,992
Property, plant and equipment, net of accumulated depreciation of $166,426 and $162,146 at September 30, 2006 and December 31, 2005, respectively	145,691	141,030
Intangible assets, net	98,657	84,363
Goodwill	218,277	210,571
Other assets	91,567	79,975

Total assets	$1,501,908	$1,428,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$385,893	$326,286
Accounts payable	51,054	44,243
Accrued employee compensation	31,317	23,044
Deferred revenue and customer advances	84,568	71,733
Accrued retirement plan contributions	15,745	12,931
Accrued income taxes	72,137	60,710
Accrued other taxes	6,700	14,024
Accrued warranty	11,704	11,719
Accrued litigation	1,152	5,340
Accrued restructuring costs	962	—
Other current liabilities	33,277	33,861

Total current liabilities	694,509	603,891
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of post retirement benefits	34,717	33,074
Other long-term liabilities	11,260	8,334

Total long-term liabilities	545,977	541,408

Total liabilities	1,240,486	1,145,299

Commitments and contingencies (Notes 7, 9, 10, 11 and 14)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 143,600 and 142,287 shares issued, 101,309 and 105,336 shares outstanding at September 30, 2006 and December 31, 2005, respectively	1,436	1,423
Additional paid-in capital	523,671	467,681
Retained earnings	1,246,868	1,104,557
Treasury stock, at cost, 42,291 and 36,951 shares at September 30, 2006 and December 31, 2005, respectively	(1,542,215)	(1,314,446)
Deferred compensation	—	(255)
Accumulated other comprehensive income	31,662	24,672

Total stockholders’ equity	261,422	283,632

Total liabilities and stockholders’ equity	$1,501,908	$1,428,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005

Product sales	$212,993	$193,084
Service sales	88,189	79,947

Total net sales	301,182	273,031

Cost of product sales	84,366	76,098
Cost of service sales	42,801	39,410

Total cost of sales	127,167	115,508

Gross profit	174,015	157,523

Selling and administrative expenses	87,397	76,645

Research and development expenses	19,138	16,982

Purchased intangibles amortization	1,403	1,241

Restructuring and other charges (Note 11)	344	—

Operating income	65,733	62,655

Interest expense	(13,565)	(6,599)

Interest income	6,877	4,630

Income from operations before income taxes	59,045	60,686

Provision for income taxes (Note 8)	8,669	34,969

Net income	$50,376	$25,717

Net income per basic common share	$0.49	$0.23

Weighted average number of basic common shares	101,845	112,981

Net income per diluted common share	$0.49	$0.22

Weighted average number of diluted common shares and equivalents	103,074	114,942
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005

Product sales	$636,049	$588,848
Service sales	257,250	237,118

Total net sales	893,299	825,966

Cost of product sales	249,396	227,039
Cost of service sales	124,403	117,336

Total cost of sales	373,799	344,375

Gross profit	519,500	481,591

Selling and administrative expenses	261,903	240,101

Research and development expenses	57,836	50,214

Purchased intangibles amortization	3,980	3,789

Restructuring and other charges (Note 11)	7,670	—

Operating income	188,111	187,487

Interest expense	(37,470)	(16,511)

Interest income	18,374	14,443

Income from operations before income taxes	169,015	185,419

Provision for income taxes (Note 8)	26,704	59,042

Net income	$142,311	$126,377

Net income per basic common share	$1.38	$1.09

Weighted average number of basic common shares	103,135	115,923

Net income per diluted common share	$1.36	$1.07

Weighted average number of diluted common shares and equivalents	104,570	117,943
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$142,311	$126,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,891	3,702
Provisions on inventory	3,805	4,272
Stock-based compensation	21,741	726
Deferred income taxes	(5,703)	(508)
Depreciation	20,095	17,591
Amortization of intangibles	15,253	15,537
Tax benefit related to stock option exercises	—	2,761

Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	32,820	31,548
Increase in inventories	(43,760)	(12,256)
(Increase) decrease in other current assets	(1,032)	4,889
Increase in other assets	(7,514)	(2,171)
Increase in accounts payable and other current liabilities	17,717	38,597
Increase in deferred revenue and customer advances	9,299	10,559
Decrease in accrued litigation	(4,188)	(4,652)
Increase in other liabilities	2,658	2,024

Net cash provided by operating activities	206,393	238,996

Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(38,567)	(38,563)
Business acquisition, net of cash acquired of $0.6 million	(16,181)	—

Net cash used in investing activities	(54,748)	(38,563)

Cash flows from financing activities:
Proceeds from debt issuances	320,161	500,169
Payments on debt	(261,740)	(303,041)
Proceeds from stock plans	26,924	15,959
Purchase of treasury shares	(227,769)	(443,197)
Excess tax benefit related to stock option exercises	6,440	—
Net payments from debt swaps and other dervatives contracts	(4,602)	(1,515)

Net cash used in financing activities	(140,586)	(231,625)

Effect of exchange rate changes on cash and cash equivalents	6,920	(18,982)

Increase (decrease) in cash and cash equivalents	17,979	(50,174)

Cash and cash equivalents at beginning of period	493,588	539,077

Cash and cash equivalents at end of period	$511,567	$488,903

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
1. Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) together with HPLC, herein referred to as (“LC”) and mass spectrometry (“MS”) instrument systems and support products including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Waters Division also sells and supports laboratory-to-enterprise scale software systems for managing and storing scientific information collected from a wide variety of instrument test methods. Through its TA Instruments Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer of and supplier of software based products which interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year-end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2006 and 2005 ended on September 30, 2006 and October 1, 2005, respectively.
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
     The following is a summary of activity of the Company’s accrued warranty liability for the nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability
September 30, 2006	$11,719	$12,661	$(12,676)	$11,704
October 1, 2005	$10,565	$13,911	$(13,373)	$11,103

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Stockholders’ Equity:
In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the nine months ended September 30, 2006, the Company purchased 5.3 million shares of its common stock for an aggregate of $227.8 million. As of September 30, 2006, the Company repurchased an aggregate of 10.9 million shares of its common stock under this program for an aggregate of $443.9 million.
     In October 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. During the nine months ended October 1, 2005, the Company purchased 9.9 million shares of its common stock for an aggregate of $443.2 million. As of October 1, 2005, the Company repurchased an aggregate of 11.1 million shares of its common stock under this program for an aggregate of $499.5 million, thus effectively completing this $500.0 million stock repurchase program.
     The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding and that the Company is likely to have adequate financial flexibility to fund additional share repurchases given current cash and debt levels.
2. Stock-Based Compensation
On May 6, 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of September 30, 2006, the 2003 Plan has 6.0 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest ratably over a five year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of September 30, 2006, the Company had stock options, restricted stock and restricted stock unit awards outstanding.
     On February 26, 1996, the Company adopted its 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 1.0 million shares of the Company’s common stock commencing October 1, 1996. As of September 30, 2006, 0.7 million shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2006, respectively.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment”, which amends SFAS No. 123 “Accounting for Stock-Based Compensation”, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 107 “Share-Based Payment”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards at the time of grant.
     The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the three months and nine months ended September 30, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that ultimately is expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of the change in accounting for forfeitures is immaterial.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The consolidated statements of operations for the three and nine months ended September 30, 2006 and October 1, 2005 include the following stock-based compensation expense related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Cost of sales	$1,034	$—	$3,286	$—
Selling and administrative	4,786	58	14,582	726
Research and development	1,305	—	3,873	—

Total stock-based compensation	$7,125	$58	$21,741	$726

     The after-tax stock-based compensation and the impact to diluted earnings per share of adopting SFAS No. 123(R) for the three and nine months ended September 30, 2006 were $5.2 million and $15.4 million with a $0.05 per share and $0.15 per share reduction to diluted earnings per share, respectively. As of September 30, 2006, the Company has capitalized stock-based compensation costs of $0.4 million and $0.8 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock-option compensation awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statements of operations. Stock-based compensation expense recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan was $0.1 million and $0.7 million in the three months and nine months ended October 1, 2005, respectively. The 2005 stock-based compensation expense amounts were all recorded in selling and administrative expenses.
     Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as part of cash from operating activities. Under SFAS No. 123(R), approximately $6.4 million of windfall benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the nine months ended September 30, 2006.
     The following table illustrates the effect on net income and earnings per share (“EPS”) had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”, for the Company’s stock-based compensation plans for the three months and nine months ended October 1, 2005 (in thousands, except per share data).

	Three Months
	Ended	Nine Months Ended
Compensation Expense — Fair Value Method	October 1, 2005	October 1, 2005

Net income, as reported	$25,717	$126,377
Deduct: total stock-based employee compensation expense, net of related tax effects	(5,961)	(17,776)
Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	47	585

Pro forma net income	$19,803	$109,186

Earnings per share:
Basic — as reported	$0.23	$1.09
Basic — pro forma	$0.18	$0.94
Diluted — as reported	$0.22	$1.07
Diluted — pro forma	$0.17	$0.93

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Stock Options:
During the nine months ended September 30, 2006, the Company issued options to purchase an aggregate of 39 thousand shares of its common stock. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Beginning in 2005, the Company used implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The expected volatility assumption of all grants issued prior to 2005 was derived from the Company’s historical volatility. The expected life assumption for 2006 grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the 2006 stock option grants is as follows:

Nine months ended
September 30, 2006
Options Issued and Significant Assumptions Used to Estimate Option Fair Values
Options issued (in thousands)	39
Risk-free interest rate	4.3%
Expected life in years	6.0
Expected volatility	.270
Expected dividends	—

Weighted Average Exercise Price and Fair Values of Options on the Date of Grant
Exercise price	$39.38
Fair value	$14.16
     The following table summarizes stock option activity for the plans as of September 30, 2006 (in thousands, except per share data):

			Weighted-Average
			Remaining
	Number of Shares	Weighted-Average	Contractual Term in	Aggregate Intrinsic
	Outstanding	Exercise Price	Years	Value
Outstanding at December 31, 2005	10,939	$35.47
Granted	39	$39.38
Exercised	(1,250)	$19.91
Expired	(107)	$46.92
Forfeited	(153)	$46.92

Outstanding at September 30, 2006	9,468	$37.22	5.9	$109,400

Exercisable at September 30, 2006	5,411	$37.06	4.6	$74,789
Vested or Expected to Vest as of September 30, 2006	9,197	$37.16	5.8	$107,597
     During the nine months ended September 30, 2006, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $28.8 million and the total cash received from exercise of these stock options was $24.9 million.
     As of September 30, 2006, there was $61.9 million of total unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock:
In the first quarter of 2006, the Company granted a total of six thousand shares of restricted stock which vest at the end of three years. The fair value of these awards was based on the fair value of the stock on the date of grant which was $38.10. In the second quarter of 2006, the Company granted a total of two thousand shares of restricted stock which vest at the end of three years. The fair value of these awards was based on the fair value of the stock on the date of grant which was $44.25. As of September 30, 2006, the Company has twenty thousand unvested shares of restricted stock outstanding with a total of $0.4 million of unrecognized compensation cost. This cost is expected to be recognized over a weighted-average period of 1.9 years. As of January 1, 2006, the Company had twelve thousand unvested shares of restricted stock outstanding.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Restricted Stock Units:
On February 28, 2006, the Company granted three hundred thousand restricted stock units which vest ratably over a five year period. The fair value of these awards was based on the fair value of the stock on the date of grant which was $42.73. The amount of compensation cost recognized for the three months and nine months ended September 30, 2006 on the restricted stock units expected to vest was $0.6 million and $1.3 million, respectively. As of September 30, 2006, none of these shares were vested and there was $10.1 million of total unrecognized compensation cost related to the restricted stock unit awards that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.1 years.
3. Inventories
Inventories are classified as follows (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$59,141	$45,257
Work in progress	20,652	12,908
Finished goods	97,498	73,389

Total inventories	$177,291	$131,554

4. Property, Plant and Equipment
During the nine months ended September 30, 2006, the Company retired and disposed of approximately $16.3 million of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the three and nine months ended September 30, 2006. During the nine months ended October 1, 2005, the Company retired and disposed of approximately $9.4 million of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the three and nine months ended October 1, 2005.
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

Other:
In August 2006, the Company acquired the stock of Thermometric AB, a manufacturer of high performance calorimeters, and certain net assets and customer lists from an Asian distributor of thermal analysis products, for a total of $2.9 million in cash. As part of the Thermometric AB acquisition, the Company assumed $1.2 million of debt. These acquisitions were accounted for under the purchase method of accounting and the results of operations of these acquisitions have been included in the consolidated results of the Company from the acquisition dates. The combined purchase price of the acquisitions was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $1.9 million of the combined purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. The combined excess purchase price of $1.5 million after this allocation has been accounted for as goodwill. The goodwill is not deductible for tax purposes.
     The following represents the pro forma results of the ongoing operations for the Company, as though the acquisitions had occurred at the beginning of the periods shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Nine months ended	Nine months ended
	September 30, 2006	October 1, 2005

Net revenues	$897,078	$834,737
Net income	141,807	126,145
Income per basic common share	$1.37	$1.09
Income per diluted common share	$1.36	$1.07
6. Goodwill and Other Intangibles
The carrying amount of goodwill was $218.3 million and $210.6 million at September 30, 2006 and December 31, 2005, respectively. The increase is attributable to the Company’s acquisitions of VICAM and Thermometrics AB (Note 5) of approximately $3.7 million and $1.5 million, respectively. Currency translation adjustments increased goodwill approximately $2.5 million.
     The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross		Weighted-Average	Gross		Weighted-Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$72,870	$31,492	11 years	$61,827	$27,250	11 years
Capitalized software	101,574	57,291	3 years	85,089	47,846	3 years
Licenses	10,213	5,859	9 years	9,548	5,052	9 years
Patents and other intangibles	13,996	5,354	8 years	12,137	4,090	8 years

Total	$198,653	$99,996	7 years	$168,601	$84,238	7 years

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     During the first three quarters of 2006, the Company acquired approximately $9.6 million of purchased intangibles as a result of the acquisitions of VICAM, Thermometrics AB and the distributor rights from an Asian distributor of thermal analysis products. In addition, foreign currency translation increased intangible assets by approximately $1.7 million in the nine months ended September 30, 2006.
     For the three months ended September 30, 2006 and October 1, 2005, amortization expense for intangible assets was $5.5 million and $5.2 million, respectively. For the nine months ended September 30, 2006 and October 1, 2005, amortization expense for intangible assets was $15.3 million and $15.5 million, respectively. Amortization expense for intangible assets is estimated to be approximately $20.9 million for each of the next five years. Foreign currency translation increased accumulated amortization for intangible assets by approximately $0.5 million during the nine months ended September 30, 2006.
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
     As of September 30, 2006, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $615.0 million under the Amended Credit Agreement for a total of $865.0 million borrowed under the two credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $365.0 million classified as short-term debt at September 30, 2006. At December 31, 2005, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $560.0 million under the Amended Credit Agreement for a total of $810.0 million borrowed under the two credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $310.0 million classified as short-term debt at December 31, 2005. The weighted-average interest rates applicable to these borrowings were 6.1% and 5.1% at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the Company had an amount available to borrow of $183.5 million and $238.4 million, respectively, after outstanding letters of credit.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $91.5 million at September 30, 2006 and $76.9 million at December 31, 2005. At September 30, 2006 and December 31, 2005, related short-term borrowings were $20.9 million at a weighted-average interest rate of 3.7% and $16.3 million at a weighted average interest rate of 3.11%, respectively.
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
Hedges of Net Investments in Foreign Operations
During the nine months ended September 30, 2006, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $50.0 million to approximately $100.0 million. At September 30, 2006 and December 31, 2005, the notional amounts of outstanding Euro contracts were $100.0 million and $50.0 million, respectively.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     Periodically, the Company hedges its net investment in British pound foreign affiliates with range forward and forward foreign exchange contracts in British pounds. Under the terms of the range forward agreements, the Company purchases an option below the current spot rate to sell British pounds, and sells an option to its counterparties above the current spot rate to buy British pounds, with option premiums that offset. As of September 30, 2006 and December 31, 2005, the Company had combined range forward and forward foreign exchange contracts outstanding in British pounds with notional amounts of zero and 30.0 million British pounds, respectively.
     The Company has designated the range forward and forward exchange agreements described above as hedges of net investments, and accordingly the changes in fair value associated with these forward exchange agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At September 30, 2006 and December 31, 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $63.4 million and $72.9 million, respectively.
8. Income Taxes
The Company’s effective tax rates for the three months ended September 30, 2006 and October 1, 2005 were 14.7% and 57.6%, respectively. Included in the October 1, 2005 effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the American Jobs Creation Act of 2004 (“AJCA”). The remaining decrease in the effective tax rates for the three months ended September 30, 2006 compared to October 1, 2005 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in the three months ended September 30, 2006.
     The Company’s effective tax rates for the nine months ended September 30, 2006 and October 1, 2005 were 15.8% and 31.8%, respectively. Included in the October 1, 2005 effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. The remaining decrease in the effective tax rates for the nine months ended September 30, 2006 compared to October 1, 2005 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in the nine months ended September 30, 2006.
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. At a hearing held in the UK on June 8, 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower Court’s ruling of non-infringement. The damages trial scheduled for March 2005 was postponed pending this appeal and was rescheduled for December 2005. In December 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a Consent Order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the Consent Order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case. In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. In the German case, a German court has found the patent infringed. The Company appealed the German decision, and in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and in July 2005 brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. In August 2006, following a trial in this new action, the German court ruled that the Company did not infringe the HP patents. Agilent has filed an appeal in this action.
     The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in the consolidated balance sheets at September 30, 2006 and December 31, 2005 was $1.2 million and $5.3 million, respectively, for the England and France suits. The change in the liability through September 30, 2006 is attributable to a payment of $3.5 million in connection with the Agilent Settlement Agreement and payments of legal fees directly associated with the cases.
10. Commitments and Contingencies
On April 21, 2006, Bradford W. Douglas filed a complaint against the Company and Douglas Berthiaume in the United States District Court for the District for New Mexico. The complaint was purportedly brought on behalf of all persons who purchased or otherwise acquired securities of the Company between April 28, 2004 and March 29, 2005, and alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty. The complaint alleged that the Company and Mr. Berthiaume misrepresented or failed fully to disclose weak customer demand for Company products during the purported class period and that as a result the price of Company securities was artificially inflated. The complaint sought unspecified damages. Between April and September 2006, Mr. Douglas was apparently unsuccessful in identifying any additional plaintiffs to join in the complaint. On September 19, 2006, the federal court in New Mexico entered an order dismissing the case, without prejudice.
11. Restructuring and Other Charges
2006 Restructuring:
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, which resulted in the employment of 73 employees being terminated, all of which had left the Company as of September 30, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31, 2005	Charges	Utilization	September 30, 2006

Severance	$—	$5,668	$(4,735)	$933
Facilities & Other	—	2,002	(1,973)	29

Total	$—	$7,670	$(6,708)	$962

     The Company does not expect to incur any additional costs throughout the remainder of 2006. Other charges include approximately $0.7 million of leasehold improvement assets, net of accumulated amortization, written-off as a result of the closure of the facility in the Netherlands.
12. Earnings Per Share
Basic and diluted earnings per share calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$50,376	101,845	$0.49

Effect of dilutive securities:
Stock-based awards outstanding		1,153
Options exercised and cancellations		76

Net income per diluted common share	$50,376	103,074	$0.49

	Three Months Ended October 1, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$25,717	112,981	$0.23

Effect of dilutive securities:
Stock-based awards outstanding		1,917
Options exercised and cancellations		44

Net income per diluted common share	$25,717	114,942	$0.22

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$142,311	103,135	$1.38

Effect of dilutive securities:
Stock-based awards outstanding		1,168
Options exercised and cancellations		267

Net income per diluted common share	$142,311	104,570	$1.36

	Nine Months Ended October 1, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$126,377	115,923	$1.09

Effect of dilutive securities:
Stock-based awards outstanding		1,907
Options exercised and cancellations		113

Net income per diluted common share	$126,377	117,943	$1.07

     For both the three months and nine months ended September 30, 2006, the Company had 3.0 million stock options that were antidilutive, respectively. For both the three months and nine months ended October 1, 2005, the Company had 3.2 million stock options that were antidilutive, respectively. These stock options were not included in the computation of diluted EPS. The effect of dilutive stock options was calculated using the treasury stock method.
13. Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income	$50,376	$25,717	$142,311	$126,377
Other comprehensive income (loss):
Foreign currency translation adjustments	3,057	(5,280)	13,111	(39,246)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(67)	(409)	(6,121)	7,644
Unrealized gains (losses) on investment, net of tax	—	399	—	(47)

Comprehensive income	$53,366	$20,427	$149,301	$94,728

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
14. Retirement Plans
The Company sponsors various retirement plans. The components of net periodic pension cost related to the U.S. Waters Retirement Plan and various non-U.S. retirement plans are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Components of Net Periodic Pension Cost	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$2,112	$1,881	$6,336	$5,643
Interest cost	1,226	1,150	3,678	3,450
Expected return on plan assets	(1,287)	(1,171)	(3,861)	(3,513)
Net amortization
Prior service cost	(25)	(25)	(75)	(75)
Net actuarial loss	256	271	768	813

Net periodic pension cost	$2,282	$2,106	$6,846	$6,318

     For the three months and nine months ended September 30, 2006, the Company contributed approximately $3.5 million to the U.S. Waters Retirement Plan (the “Plan”). The Company does not expect to make any additional contributions for the rest of the year. For the three months and nine months ended October 1, 2005, the Company contributed approximately $6.3 million to the Plan.
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

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales for the Company’s products and services are as follows for the three and nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Product net sales
LC and MS instrument systems	$150,809	$137,436	$450,079	$421,862
Chemistry	44,337	36,599	131,563	113,060
TA instrument systems	17,847	19,049	54,407	53,926

Total product net sales	212,993	193,084	636,049	588,848

Service net sales
LC and MS service	79,407	72,461	233,151	215,911
TA service	8,782	7,486	24,099	21,207

Total service net sales	88,189	79,947	257,250	237,118

Total net sales	$301,182	$273,031	$893,299	$825,966

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
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainity in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating whether this interpretation will have a material effect on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” — which amends SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R) “ Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This standard is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this standard is not permitted. The Company is in the process of evaluating the full effect of the adoption of SFAS No. 158 on its financial position. However, the Company believes the adoption of this standard will have a material impact on its consolidated balance sheet at December 31, 2006.
     In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business and Financial Overview:
Sales grew 10% for the three month period ended September 30, 2006 (the “2006 Quarter”) over the three month period ended October 1, 2005 (the “2005 Quarter”). Sales grew 8% for the nine month period ended September 30, 2006 (the “2006 Period”) over the nine month period ended October 1, 2005 (the “2005 Period”). Overall, the strong sales growth achieved in the 2006 Quarter and 2006 Period can be primarily attributed to the Company’s new key product initiatives, the ACQUITY UPLC™ and Quattro Premier XE™ based systems.
     The effect of currency translation was neutral to the 2006 Quarter sales growth rate and decreased sales by 1% in the 2006 Period. U.S. sales increased 9%, European sales grew 10%, and Asian sales grew 16% during the 2006 Quarter. U.S. sales increased 2%, European sales grew 8% and Asian sales grew 19% during the 2006 Period. Asian sales growth was primarily driven by India and China.
     Global sales to pharmaceutical customers grew 9% and 5% in the 2006 Quarter and 2006 Period, respectively. In the 2006 Quarter, sales to the Company’s U.S. pharmaceutical accounts improved and the sales growth from the Company’s industrial and food safety customers continued its positive momentum. While the Company’s U.S. pharmaceutical sales rebounded in the 2006 Quarter the Company continues to remain cautious about the spending of its pharmaceutical customers in the near future. Global sales to industrial and food safety customers grew 8% in the 2006 Quarter and 12% in the 2006 Period. Sales growth for the TA Instruments Division (“TA”), a business with a heavy industrial focus, was flat for the 2006 Quarter and grew 4% in the 2006 Period. The Company anticipates the TA sales growth rate to return to the levels achieved during the first half of 2006 as a result of TA’s recent new product introductions and expansion of its Asian businesses.
     With respect to the Waters Division, sales of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC”) (together with HPLC, herein referred to as (“LC”)), mass spectrometry (“MS”) products, chemistry products and LC and MS services, grew 11% in the 2006 Quarter and 9% in the 2006 Period, primarily due to higher ACQUITY UPLC sales and growth in the chemistry consumables business.
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
     Operating income was $65.7 million in the 2006 Quarter, an increase of $3.0 million from $62.7 million in the 2005 Quarter. The net increase in operating income is primarily a result of increased sales volume in the 2006 Quarter, offset by the negative impact of $7.1 million of additional stock-based compensation costs. Operating income was $188.1 million in the 2006 Period, an increase of $0.6 million from $187.5 million in the 2005 Period. The net increase in operating income is primarily a result of increased sales volume in the 2006 Period, offset by the negative impact of $21.0 million of additional stock-based compensation costs and $7.7 million of restructuring costs incurred relating to the February 2006 cost reduction initiative. The Company expects the full year pre-tax stock-based compensation expense to be approximately $29.0 million. The Company does not expect to incur any additional restructuring costs throughout the remainder of 2006.
     Operating cash flows for the 2006 Period decreased to $206.4 million from $239.0 million in the 2005 Period. Included in the 2006 Period was a $9.0 million tax payment associated with the American Jobs Creation Act, a $3.5 million litigation payment and $6.7 million of severance and other facility related payments made in connection with the cost reduction initiative. There were no such payments in the 2005 Period. In addition, the increase in inventories of $43.8 million in the 2006 Period compared to $12.3 million in 2005 Period is another primary factor in the decrease in operating cash flow as the Company ramped up inventory levels for new product introductions. In cash flows for investing activities, capital expenditures related to property, plant, equipment, software capitalization and other intangibles in the 2006 Period were $38.6 million compared to $38.6 million in the 2005 Period.

     The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.8 million. The Company anticipates continuous increases in laboratory testing to ensure food safety. The Company expects that VICAM products will add approximately $8.0 million to sales and be neutral to earnings for the year ended December 31, 2006. In August 2006, the Company acquired the stock of Thermometric AB, a manufacturer of high performance calorimeters, for a total of $2.5 million in cash. As part of this Thermometric AB acquisition, the Company assumed $1.2 million of debt. The Company expects that Thermometric AB products will add approximately $1.0 million to sales and be neutral to earnings for the year ended December 31, 2006.
     During the 2006 Quarter, management continued to apply the Company’s strong cash generation to repurchase shares of Company stock through the $500.0 million program authorized by the Company’s Board of Directors in October 2005. During the 2006 Quarter, the Company purchased 1.4 million shares of its common stock for an aggregate of $57.9 million. The Company has repurchased an aggregate of 10.9 million shares of its common stock under this program for an aggregate of $443.9 million, leaving $56.1 million authorized for future purchases. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding. The Company believes it is likely to have adequate financial flexibility to fund the remaining balance of the share repurchase program given current cash and debt levels.
Results of Operations:
Sales:
Sales for the 2006 Quarter and the 2006 Period were $301.2 million and $893.3 million, respectively, compared to $273.0 million for the 2005 Quarter and $826.0 million for the 2005 Period, an increase of 10% for the 2006 Quarter and 8% for the 2006 Period. Currency translation effect was neutral to the 2006 Quarter sales growth rate and decreased sales by 1% in the 2006 Period. Product sales were $213.0 million and $636.0 million for the 2006 Quarter and for the 2006 Period, respectively, compared to $193.1 million in the 2005 Quarter and $588.8 million in the 2005 Period, an increase of 10% for the 2006 Quarter and 8% for the 2006 Period. The increase in product sales was primarily due to the overall positive sales growth in LC and MS instrument system sales as well as an increase in chemistry consumables sales. Service sales were $88.2 million and $257.3 million in the 2006 Quarter and the 2006 Period, respectively, compared to $79.9 million in the 2005 Quarter and $237.1 million in the 2005 Period, an increase of 10% in the 2006 Quarter and 8% in the 2006 Period. The increase was primarily attributable to growth in the Company’s installed base of instruments and sales of service contracts.
     The Waters Division sales grew approximately 11% in the 2006 Quarter and 9% in the 2006 Period. The effect of foreign currency translation was neutral to Waters Division sales growth in the 2006 Quarter and decreased sales by 1% in the 2006 Period. Chemistry consumables sales grew approximately 21% in the 2006 Quarter and 16% in the 2006 Period. This growth was driven by increased column sales of ACQUITY UPLC proprietary technology, new XBridge columns, Oasis sample prep products and the 2006 Quarter sales associated with newly acquired VICAM product line. LC and MS service sales grew 10% in the 2006 Quarter and 8% in the 2006 Period due to increased sales of service plans to the higher installed base of customers. LC and MS instrument system sales grew 10% in the 2006 Quarter compared with the 2005 Quarter and 7% in the 2006 Period compared with the 2005 Period. The increase in LC and MS instrument sales during the 2006 Quarter and the 2006 Period is primarily attributable to higher sales of ACQUITY UPLC systems and higher MS triple quadrupole system sales, offset by a decline in low-end MS system sales and the negative effect of foreign currency translation of 1% for the 2006 Period. The Company introduced new low-end MS systems in the 2006 Period which the Company expects to increase sales in the fourth quarter of 2006. Geographically, Waters Division sales in the U.S., Europe and Asia strengthened approximately 11%, 11% and 16%, respectively, in the 2006 Quarter and 2%, 8%, and 20%, respectively, in the 2006 Period. The effects of foreign currency translation increased sales growth by 2% in Europe in the 2006 Quarter. The effects of foreign currency translation reduced sales growth by 4% and 1% in Europe and Asia, respectively, for the 2006 Period. The growth in Europe was broad based across most major countries, particularly in Eastern Europe, while Asia’s growth was primarily driven by increased sales in India and China. U.S. sales growth in the 2006 Quarter was primarily due to higher demand from the Company’s pharmaceutical and industrial customers. Beginning in the fourth quarter of 2006 and early 2007, the Company expects to begin shipments of new products within the Waters Division, including a new tandem quadrupole and Synapt™ mass spectrometry systems.

     Within the TA Instruments Division, sales were flat in the 2006 Quarter and grew 4% in the 2006 Period. TA product sales declined 6% in the 2006 Quarter and grew 1% in the 2006 Period. The decline in product sales in the 2006 Quarter is due to shipments not keeping pace with orders and weakness in developed markets. The Company does not believe that this trend is indicative of a significant shift in the market and expects a return to growth rates seen earlier in the year. TA service sales grew 17% and 14% in the 2006 Quarter and 2006 Period, respectively. The growth in service sales is due to the increased sales of service plans to the higher installed base of customers. Geographically, sales growth for the 2006 Period was predominantly in Europe and Asia. During the 2006 Quarter, the Company entered the field of microcalorimetry through the acquisition of Thermometric AB. TA also introduced three new differential scanning calorimeters.
Gross Profit:
Gross profit for the 2006 Quarter and 2006 Period was $174.0 million and $519.5 million, respectively, compared to $157.5 million for the 2005 Quarter and $481.6 million for the 2006 Period, an increase of 10% for the 2006 Quarter and 8% for the 2006 Period. Gross profit as a percentage of sales increased to 57.8% in the 2006 Quarter from 57.7% in the 2005 Quarter. The 2006 Quarter gross profit was negatively impacted by $1.0 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). Gross profit as a percentage of sales decreased to 58.2% in the 2006 Period from 58.3% in the 2005 Period. The 2006 Period gross profit was negatively impacted by $3.3 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). The remaining increase in gross profit percentage in the 2006 Quarter and 2006 Period, as compared to the 2005 Quarter and 2006 Period, is primarily due to productivity improvements from the Company’s global manufacturing programs.
Selling and Administrative Expenses:
Selling and administrative expenses for the 2006 Quarter and 2006 Period were $87.4 million and $261.9 million, respectively, compared to $76.6 million for the 2005 Quarter and $240.1 million for the 2005 Period. Selling and administrative expense as a percentage of sales for the 2006 and 2005 Quarters were 29.0% and 28.1%, respectively. The $10.8 million or 14% increase in total selling and administrative expenses for the 2006 Quarter is primarily due to the additional stock-based compensation costs of $4.7 million and annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $7.2 million, offset by decreases in other expenses primarily related to the February 2006 cost savings initiatives. Selling and administrative expense as a percentage of sales for the 2006 and 2005 Periods were 29.3% and 29.1%, respectively. The $21.8 million or 9% increase in total selling and administrative expenses for the 2006 Period is primarily due to the additional stock-based compensation costs of $13.9 million, annual merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs of $15.7 million, offset by reductions in travel related expense of $2.7 million and currency translation effects of $1.9 million. An increase of selling and administrative expenses is expected to continue at a modest rate for the remainder of the year compared to 2005. Although management continues to monitor discretionary spending, the Company has made investments of additional personnel in Asia in support of growing business opportunities.
Research and Development Expenses:
Research and development expenses were $19.1 million and $57.8 million for the 2006 Quarter and 2006 Period, respectively, compared to $17.0 million for the 2005 Quarter and $50.2 million for the 2005 Period. Research and development expenses increased $2.1 million or 13% for the 2006 Quarter over the 2005 Quarter primarily due to stock-based compensation costs of $1.3 million relating to the adoption of SFAS No. 123(R) and the merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs. Research and development expenses increased $7.6 million or 15% for the 2006 Period over the 2005 Period primarily due to stock-based compensation costs of $3.9 million relating to the adoption of SFAS No. 123(R) and the merit increases effective in April of both years across most divisions, other headcount additions and related fringe benefits and indirect costs. The remaining increases in research and development expenses in the 2006 Quarter and 2006 Period as compared to the 2005 Quarter and 2005 Period reflects the costs of introducing multiple new MS instruments in the second half of 2006. Research and development expenses are expected to grow more slowly in future quarters as the majority of project spending for the aforementioned new MS systems is completed.
2006 Restructuring:
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 73 employees being terminated, all of which had left the Company as of September 30, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world.

     The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31, 2005	Charges	Utilization	September 30, 2006

Severance	$—	$5,668	$(4,735)	$933
Facilities & Other	—	2,002	(1,973)	29

Total	$—	$7,670	$(6,708)	$962

     The Company does not expect to incur any additional costs throughout the remainder of 2006. The Company anticipates achieving approximately $4.6 million of cost savings in 2006 from this initiative, mostly in the second half of 2006, and approximately $7.1 million annually thereafter as a result of this restructuring.
Interest Expense:
Interest expense was $13.6 million and $37.5 million for the 2006 Quarter and 2006 Period, respectively, compared to $6.6 million for the 2005 Quarter and $16.5 million for the 2005 Period. The increases of $7.0 million for the 2006 Quarter and $21.0 million for the 2006 Period are due primarily to interest expense on additional borrowings against the Company’s credit facilities to fund the stock repurchase program and to increases in interest rates.
Interest Income:
Interest income was $6.9 million and $18.4 million for the 2006 Quarter and 2006 Period, respectively, compared to $4.6 million for the 2005 Quarter and $14.4 million for the 2005 Period. The increase in interest income for the 2006 Quarter and 2006 Period were primarily attributable to the effect of higher interest rates earned on the Company’s cash balances.
Provision for Income Taxes:
The Company’s effective tax rates for the 2006 Quarter and 2005 Quarter were 14.7% and 57.6%, respectively. Included in the 2005 Quarter effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. The remaining decrease in the effective tax rates for the 2006 Quarter compared to the 2005 Quarter is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in the 2006 Quarter.
     The Company’s effective tax rates for the 2006 Period and 2005 Period were 15.8% and 31.8%, respectively. Included in the 2005 Quarter effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. The remaining decrease in the effective tax rates for the 2006 Period compared to the 2005 Period is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in the 2006 Period.

Liquidity and Capital Resources
     Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2006	October 1, 2005
Net income	$142,311	$126,377
Depreciation and amortization	35,348	33,128
Tax benefit related to stock option exercises	—	2,761
Stock-based compensation	21,741	726
Change in accounts receivable	32,820	31,548
Change in inventories	(43,760)	(12,256)
Change in accounts payable and other current liabilities	17,717	38,597
Change in deferred revenue and customer advances	9,299	10,559
Change in accrued litigation	(4,188)	(4,652)
Other changes in operating activities	(4,895)	12,208

Net cash provided by operating activities	206,393	238,996

Net cash used in investing activities	(54,748)	(38,563)

Net cash used in financing activities	(140,586)	(231,625)

Effect of exchange rate changes on cash and cash equivalents	6,920	(18,982)

Increase (decrease) in cash and cash equivalents	$17,979	$(50,174)

Net cash provided from operating activities was $206.4 million and $239.0 million in the 2006 Period and 2005 Period, respectively. The $32.6 million decline in the net cash provided from operating activities in the 2006 Period compared to the 2005 Period can be attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2006 Period compared to the 2005 Period is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2006 Period as compared to the 2005 Period. The days-sales-outstanding (“DSO”) decreased to 68 days at September 30, 2006 from 74 days at October 1, 2005.

•	The change in inventory in the 2006 Period compared to the 2005 Period results from the increase in inventory due to the ramp up of new MS products, an increase in LC instrument inventory associated with the transition to ACQUITY systems from Alliance systems and a planned increase in the Alliance inventory levels during the outsourcing transition.

•	The 2006 Period change in accounts payable and other current liabilities was impacted by the restructuring accrual of $1.0 million and severance and other facility related payments in connection with the cost reduction initiative of $6.7 million and a litigation payment of $3.5 million to settle the Hewlett-Packard Company litigation.

•	Also, included in the change in accounts payable and other current liabilities in the 2006 Period was a tax payment in the amount of $9.0 million related to the distribution and repatriation of cash under the AJCA. During the 2005 Period, the income tax accrual was increased by $24.0 million resulting from the repatriation of funds under the AJCA.

•	Net cash provided from deferred revenue and customer advances in both the 2006 Period and 2005 Period was a result of the installed base of customers renewing annual service contracts.

•	The 2006 Period net cash provided by operating activities as compared to the 2005 Period was impacted by the adoption of SFAS No. 123(R). Under SFAS No. 123(R), $6.4 million of benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the 2006 Period; prior to the adoption of FAS No. 123(R), this benefit of $2.8 million in the 2005 Period was reported as part of cash from operating activities.

     Net cash used in investing activities totaled $54.7 million and $38.6 million in the 2006 Period and 2005 Period, respectively. Additions to fixed assets and intangible assets were $38.6 million in the 2006 Period and $38.6 million in the 2005 Period. The additions to fixed assets during the 2006 and 2005 Periods consisted primarily of machinery and equipment and computer equipment used in the ordinary course of business. Net cash paid for business acquisitions was $16.2 million and zero in the 2006 Period and the 2005 Period, respectively. During the 2006 Period, the Company paid $13.8 million in cash to acquire the net assets of VICAM, $2.5 million to acquire the stock of Thermometric AB and $0.4 million to acquire an Asian distributorship.
     With respect to cash used in financing activities, the Company repurchased 5.3 million shares of its common stock for an aggregate of $227.8 million during the 2006 Period. In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. As of September 30, 2006, the Company has repurchased 10.9 million shares of common stock for an aggregate of $443.9 million under this program leaving $56.1 million authorized for future repurchases. In the 2005 Period, the Company had repurchased 9.9 million shares of its common stock for an aggregate of $443.2 million under a previously authorized program. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the outstanding shares and that the Company is likely to have adequate financial flexibility to fund the remaining balance of the share repurchases given current cash and debt levels.
     The Company received $26.9 million and $16.0 million of proceeds from other financing activities in the 2006 Period and 2005 Period, respectively, from the exercise of stock options and the purchase of shares pursuant to its employee stock purchase plan. The Company also made net payments of $4.6 million on derivative contracts in the 2006 Period compared to $1.5 million in the 2005 Period.
     During the 2006 Period, the Company’s net change in debt borrowings was a $58.4 million increase compared to a $197.1 million increase in the 2005 Period. The Company had net borrowings at September 30, 2006 and at December 31, 2005 of $885.9 million and $826.3 million, respectively, primarily relating to borrowings in the U.S. under the Company’s syndicated committed credit facilities.
     The Company believes that the cash and cash equivalents balance of $511.6 million at the end of the 2006 Period and expected cash flow from operating activities together with borrowings available from the credit facilities and other short-term domestic facilities will be sufficient to fund working capital, capital spending requirements, acquisitions, authorized share repurchase amounts and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing sources will be sufficient to meet operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company reviewed its contractual obligations and commercial commitments as of September 30, 2006, and determined that there were no significant changes from the ones set forth in the Form 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that any outcome of such matters will not be material to its financial position or results of operations.
     During the 2006 Quarter, the Company contributed $3.5 million to the Company’s U.S. retirement plan. The Company had previously anticipated making a larger contribution during 2006 Quarter; however, the Company elected to make a lower contribution until the implications of the new Pension Protection Act of 2006, which was issued in August of 2006, could be fully analyzed. The Company does not anticipate making any additional payments in the fourth quarter of 2006. This new legislation requires companies with underfunded pension plans to pay additional premiums and requires that companies measure the pension plan obligations more accurately.

     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchange rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facilities. The Company also believes there are no provisions in its credit facility agreements, its real estate leases, and supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
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
     The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and consequently has not adjusted results from prior years. Under the modified transition method, compensation costs associated with awards for the three months and nine months ended September 30, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.
     The consolidated statements of operations for the three months and nine months ended September 30, 2006 include $7.1 million ($5.3 million after tax with $0.05 impact to diluted earnings per share) and $21.7 million ($16.0 million after tax with $0.15 impact to diluted earnings per share), respectively, of stock-based compensation expense related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan. Previously, the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock-based compensation expense recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan was $0.1 million and $0.7 million in the three months and nine months ended October 1, 2005, respectively.
     As of September 30, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$61.9	2.8
Restricted stock units	$11.4	2.1
Restricted stock	$0.4	1.9

Total	$73.7	2.7

New Accounting Pronouncements
Refer to Note 16 to the consolidated financial statements.
Forward-Looking Information
Safe Harbor Statement under Private Securities Litigation Reform Act of 1995
Certain of the statements in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies, regulatory and/or administrative obstacles to the timely completion of purchase order documentation, introduction of competing products, such as improved research-grade mass spectrometers, higher speed and/or more sensitive liquid chromatographs, by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, changes in distribution of the Company’s products, changes in the healthcare market and the pharmaceutical industry, loss of market share through competition, the Company’s ability to meet future operating and investing needs, including share repurchase programs and acquisitions, based on its current financial position and expected future cash flows from earnings and ability to borrow funds from its credit facilities, potential product liability or other claims against the Company as a result of the use of its products, risks associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, the short-term impact on 2006 operating results from cost savings initiatives the Company implemented in February 2006, the effect in 2006 of implementing the new Statement of Financial Accounting Standard 123(R), Share-Based Payment adversely impacting the Company’s fiscal year 2006 operating results and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the nine months ended September 30, 2006. For additional information regarding the Company’s market risk as of December 31, 2005, refer to Item 7a of Part I of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC.

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
(b) Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended September 30, 2006 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC, except for the following:
     On April 21, 2006, Bradford W. Douglas filed a complaint against the Company and Douglas Berthiaume in the United States District Court for the District for New Mexico. The complaint was purportedly brought on behalf of all persons who purchased or otherwise acquired securities of the Company between April 28, 2004 and March 29, 2005, and alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty. The complaint alleged that the Company and Mr. Berthiaume misrepresented or failed fully to disclose weak customer demand for Company products during the purported class period and that as a result the price of Company securities was artificially inflated. The complaint sought unspecified damages. Between April and September 2006, Mr. Douglas was apparently unsuccessful in identifying any additional plaintiffs to join in the complaint. On September 19, 2006, the federal court in New Mexico entered an order dismissing the case, without prejudice.
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
Competition and the Analytical Instrument Market:
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future. A significant portion of the Company’s sales are to the worldwide pharmaceutical and biotech industries which may be periodically subject to unfavorable market conditions and consolidations. Approximately 51% of the Company’s net sales in 2005 were to worldwide pharmaceutical and biotechnology industries. There has been no material change in this percentage of net sales to these industries in the first nine months of 2006. Unfavorable industry conditions, competitor products which are more effective and less costly, and periodic fluctuations in capital spending by the Company’s customers, in particular its large pharmaceutical customers, could have a material adverse effect on the Company’s results of operations.
Risk of Disruption:
The Company’s products are manufactured in various worldwide locations. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations and financial condition.
Foreign Operations and Exchange Rates:
Approximately 68% of the Company’s net sales in the first nine months of 2006 were outside of the United States compared to 65% in the fiscal year 2005 and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to related risks, including currency exchange rate fluctuations, adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
Reliance on Key Management:
The operation of the Company requires managerial and operational expertise. There has been no change in key management employees in the first nine months of 2006. If, for any reason, such key personnel do not continue to be active in management, the Company’s operations could be adversely affected.
Protection of Intellectual Property:
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first nine months of 2006. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial condition.

Reliance on Customer Demand:
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis and rheometry products, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of these factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended September 30, 2006 of equity securities registered by the Company pursuant to the Exchange Act (in thousands, except per share data):

			(c) Total Number of	(d) Maximum Dollar
			Shares Purchased as	Value of Shares
	(a) Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	(b) Average Price	Announced Programs	Purchased Under the
Period	(1)	Paid per Share	(2)	Programs (3)

July 2 to 29, 2006	50	$40.74	50	$111,999
July 30 to August 26, 2006	820	41.28	820	78,146
August 27 to September 30, 2006	510	43.14	510	56,144

Total	1,380	$41.95	1,380	$56,144

(1)	To date the Company has purchased an aggregate of 10.9 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) authorized on October 25, 2005.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2007.

(3)	The approximate dollar value of shares that may yet be purchased under the Program was $56.1 million at September 30, 2006.
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

Date: November 3, 2006	Waters Corporation
/s/ John Ornell
John Ornell
Authorized Officer, Vice President, Finance and Administration and Chief Financial Officer