Form 10-K
period 2006-12-31
WATERS CORP /DE/
filed 2007-03-01
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 1, 2006: $4,545,672,000.

Indicate the number of shares outstanding of the registrant’s common stock as of February 23, 2007: 101,531,747

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III, including, specifically, the Compensation Committee Report to be included in that proxy statement.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

INDEX

Item
No.		Page

PART I
1.	Business	3
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	11
2.	Properties	12
3.	Legal Proceedings	13
4.	Submission of Matters to a Vote of Security Holders	13

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6.	Selected Financial Data	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7A.	Quantitative and Qualitative Disclosures About Market Risk	32
8.	Financial Statements and Supplementary Data	35
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
9A.	Controls and Procedures	78
9B.	Other Information	78

PART III
10.	Directors, Executive Officers and Corporate Governance	78
11.	Executive Compensation	79
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
13.	Certain Relationships and Related Transactions and Director Independence	79
14.	Principal Accounting Fees and Services	79

PART IV
15.	Exhibits and Financial Statement Schedules	80
	Signatures	83
EX-3.21 Amended and Restated Bylaws of Waters Corporation dated as of December 13, 2006.
EX-10.46 Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.
EX-10.47 Five Year Credit Agreement, dated January 11, 2007 among Waters Corporation, Waters Technologies Ireland Limited. JP Morgan Chase Bank, N.A., JP Morgan Europe and other Lenders party thereto.
EX-10.48 Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.
EX-21.1 Subsidiaries of Waters Corporation.
EX-23.1 Consent of PricewaterhouseCoopers LLP, and independent registered public accounting firm.
EX-31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-31.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I

Item 1:  Business

General

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used primarily in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer and supplier of software based products that interface with the Company’s instruments as well as other instrument manufacturers’ instruments.

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s LC and MS instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analyses and environmental testing. The Company’s thermal analysis and rheometry instruments are used in predicting the suitability of fine chemicals and polymers for uses in various industrial, consumer goods and health care products.

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

Business Segments

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the Chief Executive Officer. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. As indicated above, the Company operates in the analytical instruments industry, manufacturing, distributing and servicing products in three complementary technologies: LC and MS instruments, columns and other consumables, and thermal analysis and rheometry instruments. The Company’s two operating segments, Waters Division and TA, have similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Information concerning revenues and long-lived assets attributable to each of the Company’s geographic areas is set forth in Note 17 of Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, to develop manufacturing methods, and to assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and government agencies, and in many instances, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their international counterparts who mandate testing that requires HPLC instrumentation.

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

In March 2004, Waters introduced a novel technology that the Company described as Ultra-Performance Liquid Chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of application beyond that of HPLC, enabling the uncovering of new levels of scientific information. Though it offers significant performance advantages, ACQUITY UPLC is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. The Company began shipping the ACQUITY UPLC in the third quarter of 2004. During 2006 and 2005, the Company experienced growth in the instrument systems product line primarily from the sales of the ACQUITY UPLC.

The primary consumable products for LC are chromatography columns. These columns are packed with separation media used in the LC testing process and are replaced at regular intervals. The chromatography column contains one of several types of packing, typically stationary phase particles made from silica. As the sample flows through the column, it is separated into its constituent components.

Waters HPLC columns can be used on Waters-branded, as well as competitors’, LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements. At this time, the Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument and, furthermore, that its ACQUITY UPLC instrument will primarily use ACQUITY UPLC columns. In 2006 and 2005, excluding the small impact from acquisitions mentioned below, the Company experienced growth in its LC chromatography column and sample preparation businesses, especially in the XBridgetm, SunFiretm and ACQUITY UPLC columns, as well as in Oasis® sample preparation cartridges.

In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for $13.8 million in cash. VICAM is a leading provider of tests to identify and quantify toxins in various agricultural commodities. The Company’s test kits provide reliable, quantitative detection of particular toxins through the choice of flurometer or HPLC. In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resources Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for $62.5 million in cash and the assumption of $3.8 million of debt. ERA also provides product support services required to help laboratories with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis.

Based upon reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC instruments, chromatography columns and other consumables and related services. The Company also believes that it has the leading LC market share in the United States, Europe and Asia and believes it has a leading market share position in Japan.

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

The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments can be integrated and used along with other complementary analytical instruments and systems such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time of flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

Currently, the Company offers and provides service, support and training for a wide range of MS instruments utilizing various combinations of quadrupole, Tof and magnetic sector designs. These instruments are used in drug discovery and development, as well as for environmental testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical and environmental market segments worldwide. Service sales, included in Waters Division total service sales, are primarily related to the sale of parts and labor associated with instrument repair and routine maintenance.

The mass spectrometer is an increasingly important detection device for LC. The Company’s smaller sized mass spectrometers (such as the SQD and the TQD) are often referred to as LC “detectors” and are either sold as part of an LC system or as an LC upgrade. Large quadrupole systems, such as the Waters Quattro microtm and Quattro Premiertm XE instruments, are used primarily for experiments performed for late stage drug development, including clinical trial testing, and Q-Tof instruments, such as the Company’s Q-Tof microtm and Q-Tof Premiertm instruments, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In late 2006, the Company also introduced a new Tandem Quadrupole device, the TQD, and a new hybrid quadrupole — time of flight technology system, the Synapttm HDMS. The Synapt HDMS system integrates ion mobility technology within a Q-Tof geometry instrument configuration and uniquely allows researchers to glean molecular shape information, a novel capability for a mass spectrometry instrument. The introduction of these new products has augmented the recent growth of the MS instrument systems. In 2005, the Company introduced a new enhanced tandem quadrupole instrument, the Quattro Premier XE and the LCT Premiertm. The LCT Premier is

an LC, electrospray-Tof instrument designed to deliver a higher level of mass accuracy and the ability for more precise quantitative analysis. In 2004, the Company introduced a new Q-Tof configuration mass spectrometry system, the Q-Tof Premier to replace its Q-Tof Ultima® line of systems and offer a higher level of instrument performance to its customers. The Q-Tof Premier is a tandem mass spectrometry system developed to provide increased levels of sensitivity and specificity to customers involved in challenging analyses such as those often encountered in proteomics and metabolite profiling experiments. The Company began shipping the Q-Tof Premier in the fourth quarter of 2004. The Q-Tof Premier is compatible and often purchased with a specialized ACQUITY UPLC as an inlet, a device to efficiently introduce a separated sample into the mass spectrometer.

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

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. As with systems offered through the Waters Division, a range of instrumental configurations are available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Seriestm family of differential scanning calorimeters includes a range of instruments from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2006, TA introduced four new differential scanning calorimeters. During 2005, TA introduced a new thermogravimetric analyzer (“TGA”), the Q5000IR TGA, and a new AR-G2 rheometer. The introduction of these new products significantly helped grow the TA business in 2006 and 2005.

In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometrics”), a manufacturer of high performance microcalorimeters, for $2.5 million in cash and the assumption of $1.2 million in debt. Thermometrics’ flagship product, the TAM III, is a modular calorimeter that employs proprietary technology to deliver unparalleled calorimetric sensitivity and temperature stability. It is routinely used to characterize materials, and their interactions, in the fields of pharmaceuticals, life and materials sciences. The TAM III systems complement TA’s industry leading Q-Series differential scanning calorimeter product line and enhances TA’s position as the world’s leading supplier of thermal analysis instrumentation.

The Company sells, supports and services these product offerings through TA, headquartered in New Castle, Delaware. TA operates independently from the Waters Division though several of its overseas offices are situated in Waters facilities. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of replacement parts and from billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Customers

The Company has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multi-national pharmaceutical companies, generic drug manufacturers and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements.

The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2006 and 2005, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry focused exclusively on its LC, MS and thermal analysis installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 2,400 field representatives in 82 sales offices throughout the world as of December 31, 2006, compared to approximately 2,400 field representatives in 87 sales offices as of December 31, 2005. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. The Company provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

Manufacturing

The Company provides high quality LC products by controlling each stage of production of its instruments, columns and chemical reagents. The Company currently assembles a substantial portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains a Quality Management System in accordance with the requirements of ISO 9001:2000, ISO 13485:2003 and applicable regulatory requirements (including FDA QSR and the European IVD Directives). The Company outsources manufacturing of certain electronic components such as computers, monitors and circuit boards to outside vendors that can meet the Company’s quality requirements. In 2006, the Company transitioned the manufacturing of the Alliance HPLC instrument system to a company in Singapore. The Company expects to continue to pursue other outsourcing opportunities in the future. During 2006, the Company added four manufacturing locations in connection with the ERA, VICAM and Thermometrics acquisitions. ERA manufactures environmental proficiency kits in Arvada, Colorado. VICAM manufactures antibody resin and magnetic beads that are packed into columns and kits in Watertown, Massachusetts and Nixa, Missouri. Thermometrics manufactures high performance microcalorimeters in Sweden.

The Company manufactures its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and thermal analysis product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are registered with the FDA.

The Company manufactures most of its MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain its high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities meet similar ISO and FDA standards met by the Milford, Massachusetts facility and are registered with the FDA.

Thermal analysis and rheology products are manufactured at TA. Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility. Rheometry products are manufactured at the Company’s New Castle, Delaware and Crawley, England facilities. Similar to MS, certain elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s thermal analysis facilities are certified to ISO 9001:2000 standards.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update the existing product offering. The Company’s research and development expenditures for 2006, 2005 and 2004 were $77.3 million, $66.9 million and $65.2 million, respectively. Included in the 2006 expense is $5.1 million associated with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-based Payment”. Nearly all of the current LC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2006, there were approximately 571 employees involved in the Company’s research and development efforts, compared to 555 employees in 2005. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 4,700 employees, with 45% located in the United States, and approximately 4,500 employees, with 47% located in the United States, at December 31, 2006 and 2005, respectively. The increase of 4% over 2005 is primarily due to increases in manufacturing operations, research and development and from acquisitions. The Company considers its employee relations, in general, to be good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company believes that its future success depends, in a large part, upon its continued ability to attract and retain highly skilled employees. In February 2006, the Company implemented a cost reduction and expense reallocation plan, primarily in the U.S. and Europe, resulting in the employment of approximately 74 employees being terminated, all of which had left the Company as of December 31, 2006.

Competition

The analytical instrument and systems market is competitive. The Company encounters competition from several worldwide instrument manufacturers in both domestic and foreign markets for each of its three technologies. The Company competes in its markets primarily on the basis of instrument performance, reliability and service and, to a lesser extent, price. Some competitors’ businesses are generally more diversified and less focused on the Company’s primary instrument markets. Some competitors have greater financial and other resources than the Company.

In the markets served by LC, MS and LC-MS, the Company’s principal competitors include: Applied BioSystems, Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc., Varian, Inc., Shimadzu Corporation and Bruker BioSciences Corporation. In the markets served by TA, the Company’s principal competitors include: PerkinElmer Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc.,

Malvern Instruments Ltd. and Anton-Paar. The Company is not currently aware of a competitor that it believes offers an instrument system comparable to its ACQUITY UPLC.

The market for consumable HPLC products, including separation columns, is highly competitive and more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small, specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns, and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation and performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Supelco Inc., Agilent Technologies, Inc., Alltech International Holdings, Inc., Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns to effect the chemical separation. UPLC columns are both fluidically and electronically connected to the ACQUITY UPLC instrument to allow users to simultaneously employ and track the performance status of the UPLC column. The Company believes that the expansion of ACQUITY UPLC technology will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument.

Patents, Trademarks and Licenses

The Company owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software is licensed from third parties. The Company also owns a number of trademarks. The Company’s patents, trademarks and licenses are viewed as valuable assets to its operations. However, the Company believes that no one patent or group of patents, trademark or license is, in and of itself, essential to the Company such that its loss would materially affect the Company’s business as a whole.

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with, or liability for cleanup pursuant to environmental laws. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated in this form may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies, regulatory and/or administrative obstacles to the timely completion of purchase order documentation, introduction of competing products by other companies, such as improved research-grade mass spectrometers, higher speed and/or more sensitive liquid chromatographs, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products, other changes in the demands of the Company’s healthcare and pharmaceutical company customers, risks associated with lawsuits and other legal actions particularly involving claims for infringement of patents and other intellectual property rights, and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.

Item 1A:  Risk Factors

Competition and the Analytical Instrument Market:
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive, and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors’ businesses are generally more diversified and less focused on the Company’s primary instrument markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company, or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% and 54% of the Company’s net sales in 2006 and 2005, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Risk of Disruption:
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore, separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland, thermal analysis products at its facility in New Castle, Delaware and rheometry products at its facilities in New Castle, Delaware and Crawley, England. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

Foreign Operations and Exchange Rates:
Approximately 68% and 66% of the Company’s 2006 and 2005 net sales, respectively, were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, tariffs and other trade barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations or financial condition.

Reliance on Key Management:
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

Protection of Intellectual Property:
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company by third party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. The Company’s patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations or financial condition.

Reliance on Customer Demand:
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis and rheometry products, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above.

Reliance on Suppliers:
Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

Reliance on Outside Manufacturers:
Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. In 2006, the Company transitioned the manufacturing of the Alliance HPLC instrument system to a company in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

Waters operates 21 United States facilities and 71 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased

Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M	Owned
Watertown, MA	M, R, S, A	Leased
Nixa, MO	M, S, D, A	Leased
Arvada, CO	M, R, S, D, A	Leased
Etten-Leur, Netherlands	S, D, A	Owned
St. Quentin, France	S, A	Leased
Singapore	S, D, A	Leased
Tokyo, Japan	S, A	Leased
Wexford, Ireland	M, D, A	Owned
New Castle, DE	M, R, S, D, A	Leased
Crawley, England	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
Romania	R, A	Leased
Sweden	M, R, D, S, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and service; D = Distribution; A = Administration

The Company operates and maintains 12 field offices in the United States and 59 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

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

Item 3:  Legal Proceedings

Hewlett-Packard Company:
The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” did not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), brought actions alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004.

In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continued to infringe the HP patents. At a hearing held in the UK in June 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower court’s ruling of non-infringement. The damages trial scheduled for March 2005 was postponed pending this appeal and rescheduled for December 2005. In December 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a consent order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the consent order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case.

In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. The Company has sought a declaration from the French court that, as was found in both the UK and Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter is currently scheduled for June 2007. In the German case, a German court has found the patent infringed. The Company appealed the German decision and, in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and, in July 2005, brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. In August 2006, following a trial in this new action the German court ruled that the Company did not infringe the HP patents. Agilent has filed an appeal in this action.

The Company recorded provisions in the quarters ended June 30, 2002, April 3, 2004, and December 31, 2005 for estimated damages, legal fees, and court costs incurred with respect to this ongoing litigation. The provisions represent management’s best estimate of the probable and reasonably estimable loss related to the litigations.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 58, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, and a Trustee of the Children’s Hospital Medical Center, The University of Massachusetts Amherst Foundation and a Director of Genzyme Corporation.

Arthur G. Caputo, 55, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 49, became Vice President of Human Resources in October 2005 and has served as Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she has held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 49, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 52, became Vice President, General Counsel and Secretary of the Company in April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this document, and should be considered an integral part of this Item 5. The Company’s Common Stock is registered under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is listed on the New York Stock Exchange under the symbol WAT. As of February 23, 2007, the Company had approximately 247 common stockholders of record. The Company has not declared or paid any dividends on its Common Stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future.

The Company has not made any sales of unregistered securities in the years ended December 31, 2006, 2005 or 2004.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative total return on $100 invested as of December 31, 2001 (the last day of public trading of the Company’s Common Stock in fiscal year 2001) through December 29, 2006 (the last day of public trading of the Common Stock in fiscal year 2006) in the Company’s Common Stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its initial public offering. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE
DECEMBER 31, 2001 AMONG WATERS CORPORATION,
NYSE MARKET INDEX AND SIC CODE 3826 — LABORATORY ANALYTICAL INSTRUMENTS

	2001	2002	2003	2005	2005	2006
WATER CORPORATION	100.00	56.21	85.57	120.75	97.55	126.37
SIC CODE INDEX	100.00	51.13	74.59	91.53	94.40	107.64
NYSE MARKET INDEX	100.00	81.69	105.82	119.50	129.37	151.57

The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the quarter ended	High	Low

April 2, 2005	$51.57	$35.51
July 2, 2005	$40.85	$33.99
October 1, 2005	$46.43	$37.42
December 31, 2005	$43.79	$35.11
April 1, 2006	$44.88	$37.06
July 1, 2006	$46.98	$40.40
September 30, 2006	$45.41	$38.38
December 31, 2006	$51.64	$44.43

The following table provides information about purchases by the Company during the three months ended December 31, 2006 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs

October 1 to 28, 2006	—	$—	—	$56,144
October 29 to November 25, 2006	—	—	—	56,144
November 26 to December 31, 2006	430	49.85	430	34,709

Total	430	49.85	430	34,709

(1)	The Company purchased an aggregate of 11.3 million shares of its common stock in open market transactions pursuant to a repurchase program (the “Program”) that was announced on October 25, 2005.

(2)	The Company’s Board of Directors approved the repurchase by the Company of up to $500.0 million of its outstanding common stock pursuant to the Program. The expiration date of the Program is October 25, 2007.

Item 6:	Selected Financial Data

Reference is made to information contained in the section entitled “Selected Financial Data” on page 77 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview:

The Company’s sales were $1,280.2 million, $1,158.2 million and $1,104.5 million in 2006, 2005 and 2004, respectively. Sales grew 11% in 2006 over 2005 and 5% in 2005 over 2004. Overall, the sales growth achieved in these years can be primarily attributed to the Company’s introduction of new products and sustained growth in Asia. The 2006 and 2005 sales growth benefited from the introduction of the ACQUITY UPLC® and the Quattro Premiertm XE based systems and an increase in chemistry consumable sales. In addition, the 2006 sales growth also benefited from the introduction of the new SQD, TQD and Synapttm HDMS mass spectrometry systems which were introduced in the second-half of 2006.

The effect of currency translation benefited the 2006 sales growth rate by less than 1%, principally in Europe, and was neutral to the 2005 sales growth rates. U.S. sales increased 4% and 2%; European sales grew 12% and 3%; and Asian sales (including Japan) grew 19% and 10% during 2006 and 2005, respectively. Asian sales growth was strongest in India and China.

In 2006, global sales to pharmaceutical customers rebounded from 2005 levels and industry-wide sales grew 8%, as these customers increased their capital spending on the Company’s new products. Global sales to pharmaceutical customers were weak in 2005 as the Company’s large pharmaceutical customers decreased capital spending as these customers dealt with various new drug pipeline, merger and acquisition and litigation issues. Global sales to industrial and food safety customers continued its positive trend as sales grew 13% in 2006 over 2005. The TA Division (“TA”) sales, a business with a heavy industrial focus, grew 9% and 8% for 2006 and 2005, respectively, and the sales growth can be attributed to new product introductions and expansion of its Asian businesses.

The Waters Division sales grew by 11% in 2006 and 4% in 2005. The Waters Division’s products and services consist of LC & MS instrument systems which include high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) products, chemistry consumable products, and LC and MS services. The sales growth is strongly influenced by ACQUITY UPLC sales and sales growth in the chemistry consumables business.

In 2006, the Company continued to enhance its operations in Asia by expanding an existing partnership to manufacture instrumentation in Singapore. The Company transitioned the manufacturing of the Alliance® instrument system and, while the Company expects to achieve cost savings efficiencies in the future, the overall impact during the ramp-up in 2006 was slightly negative on gross profit margin percentages in 2006 compared to 2005.

Operating income was $295.2 million, $283.2 million and $284.9 million in 2006, 2005 and 2004, respectively. Operating income was primarily impacted by the following:

•	The $12.0 million net increase in 2006 operating income from 2005 is primarily a result of the increased sales volume being partially offset by the $28.0 million of the additional stock-based compensation costs incurred as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” and $8.5 million of restructuring costs incurred relating to the February 2006 cost reduction initiative. The Company does not expect to incur any significant additional restructuring costs for this initiative in the future.

•	The $1.7 million net decrease in operating income in 2005 from 2004 is primarily attributable to a litigation provision of $3.1 million related to a patent litigation settlement with Hewlett-Packard Company in February 2006 that was recorded in the fourth quarter of 2005. The remaining increase in 2005 operating income was primarily a result of sales growth. The 2004 operating income included the benefit of a litigation judgment in the amount of $17.1 million from Perkin-Elmer Corporation partially offset by litigation provisions of $7.8 million and a technology license asset impairment of $4.0 million.

The Company continuously evaluates its equity investments for impairment and, as a result, the Company recorded, in net other expense, a net write-down of certain equity investments in the amount of $5.8 million, $3.1 million and $1.0 million in 2006, 2005 and 2004, respectively. Included in the 2005 net write-down is a gain on the sale of an equity investment of $1.7 million.

Operating cash flow was $263.6 million, $298.1 million and $259.4 million in 2006, 2005 and 2004, respectively. Included in the 2006 operating cash flow was a $9.0 million tax payment associated with the American Jobs Creation Act (“AJCA”), a $3.5 million litigation payment and $7.0 million of severance and other facility related payments made in connection with the cost reduction initiative. The 2005 operating cash flow included an AJCA payment of approximately $10.0 million. The decline in the 2006 operating cash flow can also be attributed to an increase in inventories of $29.9 million over 2005. The inventory increase is attributable to the ramp-up of new product introductions and an increase in the safety stock levels resulting from the outsourcing of the Alliance instrument system manufacturing. Operating cash flows continue to benefit from the improvement in accounts receivable collection measured in days-sales-outstanding (“DSO”). DSO’s were 64 days, 70 days and 76 days at December 31, 2006, 2005 and 2004, respectively.

In cash flows used in investing activities, capital expenditures related to property, plant, equipment, software capitalization and other intangibles were $51.4 million, $51.0 million and $66.2 million, in 2006, 2005 and 2004, respectively. Capital expenditures have remained substantially unchanged over the last three years. Capital expenditures in 2004 included $18.1 million for the purchase of a building adjacent to the Company’s headquarters.

The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. On December 15, 2006, the Company acquired all of the outstanding capital stock of Environmental Resources Associates, Inc., (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used by environmental laboratories, for approximately $62.5 million in cash and the assumption of $3.8 million of debt. The Company expects that ERA will add approximately $17.0 million of product sales and be about neutral to earnings in 2007 after debt service costs. In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.8 million. VICAM products added approximately $8.0 million to sales and were about neutral to earnings for the year ended December 31, 2006 after debt service costs. VICAM product sales in 2007 are expected to be approximately $10.0 million. In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometrics”), a manufacturer of high performance microcalorimeters, for a total of $2.5 million in cash and the assumption of $1.2 million of debt. Thermometrics’ products added approximately $1.5 million to sales and were neutral to earnings for the year ended December 31, 2006. Thermometrics sales are expected to be approximately $4.0 million in 2007.

During 2006, management continued to apply the Company’s net cash flow to repurchase shares of Company stock through the $500.0 million program authorized by the Company’s Board of Directors in October 2005. During 2006, the Company purchased 5.8 million shares of its common stock at a cost of $249.2 million. The Company has repurchased an aggregate of 11.3 million shares of its common stock under this program at a cost of $465.3 million, leaving $34.7 million authorized for future repurchases. The Company believes that the share repurchase programs are beneficial to shareholders by increasing earnings per share through reducing the number of outstanding shares. The Company also believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, and invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

In January 2007, the Company terminated multiple term loan and revolving credit agreements entered into 2005 and 2004. The Company refinanced the credit agreement facilities to expand its debt capacity to $1.1 billion, reduce its borrowing rates and extend the maturity by two years.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales:
Net sales for 2006 and 2005 were $1,280.2 million and $1,158.2 million, respectively, an increase of 11%. Foreign currency translation benefited the 2006 sales growth rate by less than 1%. Product sales were $922.5 million and $834.7 million for 2006 and 2005, respectively, an increase of 11% over 2005. The increase in product sales was primarily due to the overall positive growth in LC, MS and TA instrument systems sales, an increase in chemistry consumables sales and the effect of acquisitions. Service sales were $357.7 million and $323.6 million in the 2006 and 2005, respectively, an increase of 11%. The increase was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.

The following commentary discusses the Company’s sales performance by product line.

Waters Division Net Sales:
The Waters Division sales grew approximately 11% in 2006. The effect of foreign currency translation benefited the 2006 Waters Division sales growth by less than 1%. Chemistry consumables sales grew approximately 18% in 2006. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology, new XBridgetm columns, Oasis® sample preparation products and the sales associated with the acquired VICAM product line. LC and MS service sales grew 9% in 2006 due to increased sales of service plans to the higher installed base of customers. LC and MS instrument systems sales grew 9% in 2006. The increase in LC and MS instrument sales during 2006 is primarily attributable to higher sales of ACQUITY UPLC systems and higher MS triple quadrupole system sales, offset by a decline in lower-end MS systems sales. Waters Division sales by product mix was substantially unchanged in 2006 and 2005 with instruments, chemistry and service representing approximately 57%, 16% and 27% respectively. Geographically, Waters Division sales in the U.S., Europe and Asia (including Japan) strengthened approximately 4%, 12% and 19%, respectively, in 2006. The effects of foreign currency translation increased sales growth by 2% in Europe and decreased sales growth in Asia by 3% in 2006. The growth in Europe was broad-based across most major countries, particularly in Eastern Europe, while Asia’s growth was primarily driven by increased sales in India and China. U.S. sales growth in 2006 was primarily due to higher demand from the Company’s pharmaceutical and industrial customers.

TA Division Net Sales:
TA Division’s sales grew 9% in 2006 as a result of TA’s new product introductions and expansion of its Asian businesses. Foreign currency translation had no impact to this overall sales growth rate. Instrument sales grew 4% as TA introduced four new differential scanning calorimeters during 2006 and, in late August 2006, the Company entered the field of microcalorimetry through the acquisition of Thermometrics. Instrument system sales represented approximately 70% and 73% of sales in 2006 and 2005, respectively. TA service sales grew 22% in 2006 and can be attributed to the increased sales of service plans to the higher installed base of customers. Geographically, sales growth for 2006 was predominantly in Europe and Asia.

Gross Profit:
Gross profit for 2006 was $744.0 million compared to $679.9 million for 2005, an increase of $64.1 million or 9% and is generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 58.1% in 2006 from 58.7% in 2005. The 2006 gross profit was negatively impacted by $4.3 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). The remaining slight decrease in gross profit percentage in 2006 as compared to 2005 is primarily due to product transition costs to Singapore and product introduction costs on new MS instruments.

Selling and Administrative Expenses:
Selling and administrative expenses for 2006 and 2005 were $357.7 million and $321.7 million, respectively. As a percentage of net sales, selling and administrative expenses were 27.9% for 2006 compared to 27.8% for 2005. The $36.0 million or 11% increase in total selling and administrative expenses for 2006 is primarily due to additional stock-based compensation costs of $18.6 million, annual merit increases across most divisions, other headcount additions and related fringe benefits and indirect costs of $11.6 million. Other increases in selling and administration expenses were offset by decreases related to the February 2006 cost saving initiative. The Company has made investments in Asia, largely in the second half of 2006, in support of growing business opportunities and management expects expenses to continue to grow at a modest rate in the future as compared to 2006.

Research and Development Expenses:
Research and development expenses were $77.3 million for 2006 and $66.9 million for 2005, an increase of $10.4 million or 16% primarily due to stock-based compensation costs of $5.1 million relating to the adoption of SFAS No. 123(R)and the merit increases across most divisions, other headcount additions and related fringe benefits and indirect costs. The remaining increases in research and development expenses in 2006 as compared to 2005 reflects the costs of introducing multiple new MS instruments in the second half of 2006.

2006 Restructuring:
In February 2006, the Company implemented a cost reduction plan primarily affecting operations in the U.S. and Europe that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world.

The following is a summary of activity of the Company’s 2006 restructuring liability (in thousands):

	Balance			Balance
	December 31,			December 31,
	2005	Charges	Utilization	2006

Severance	$—	$6,443	$(5,010)	$1,433
Other	—	2,041	(1,993)	48

Total	$—	$8,484	$(7,003)	$1,481

The Company does not expect to incur any additional charges connection with the February 2006 restructuring initiative. The Company achieved approximately $4.4 million of cost savings in 2006 from this initiative, mostly in the second half of 2006, and expects to achieve approximately $7.4 million in cost savings annually as a result of this restructuring. Other charges include approximately $0.7 million of leasehold improvement assets, net of accumulated amortization, written-off as a result of the closure of the facility in the Netherlands.

Litigation Provisions:
Litigation provisions in 2005 were $3.1 million relating to patent litigation with Agilent Corporation and Hewlett-Packard Company (“Hewlett-Packard”). This patent litigation was settled in February 2006 and recorded in the 2005 statement of operations. No additional provisions were made in 2006.

Other (Expense) Income, Net:
In the fourth quarter of 2006, the Company recorded a $5.8 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc. (“Caprion”). The charge was recorded in 2006 when the Company learned that Caprion’s financial condition had deteriorated and a merger was in process that, in the Company’s assessment, would result in the Company’s investment being substantially diminished. The remaining value of the Caprion investment was approximately $1.7 million as of December 31, 2006.

In the fourth quarter of 2005, the Company sold all of its equity investment in Nuvelo, Inc. and recorded a gain of $1.7 million. In the fourth quarter of 2005, the Company also recorded a $4.8 million charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc. This charge was recorded based on the Company’s assessment of Beyond Genomics, Inc.’s financial condition.

Interest Expense:
Interest expense was $51.7 million and $24.7 million for 2006 and 2005, respectively. The increase in 2006 interest expense is primarily attributable to increases in interest rates on the Company’s outstanding debt and an increase in average borrowings in the U.S. to fund the stock repurchase programs.

Interest Income:
Interest income for 2006 and 2005 was $25.3 million and $19.3 million, respectively. The increase in interest income is primarily due to higher interest rate yields.

Provision for Income Taxes:
The Company’s effective tax rates for 2006 and 2005 were 15.5% and 26.4%, respectively. Included in the 2005 effective tax rate is the effect of $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the ACJA. The remaining decrease in the effective tax rates for 2006 compared to 2005 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates, primarily Ireland and Singapore. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales:
Net sales in 2005 were $1,158.2 million, an increase of 5% compared to sales of $1,104.5 million in 2004. Foreign currency translation had no significant effect overall on sales growth in 2005. In 2005, product sales increased $27.9 million or 3% and service sales increased $25.8 million or 9% over sales in 2004. The increase in product sales is primarily due to the continued strength of LC, MS and TA instrument sales growth, increases in sales of chemistry consumables and, particularly, the full-year sales in 2005 of the ACQUITY UPLC system. The increase in service sales is primarily due to growth in the Company’s instrument installed base and sales of service contracts.

Waters Division Net Sales:
Waters Division’s sales in 2005 grew approximately 4%. The effect of foreign currency translation decreased overall sales by 1%. The growth in LC and MS instrument system sales in 2005 was 2%. This growth was due principally to the full-year impact of products introduced in 2004, such as the ACQUITY UPLC instrument, in combination with demand for existing LC instruments, and an increase in Q-Tof Premier and Quattro Premier XE system sales substantially offset by weak single quadrupole and magnetic sector instrument sales. In 2005, the sales of chemistry consumables (sample preparation devices and chromatography columns) grew 8% primarily as a result of continued strength in demand from the introduction of the new XBridge, SunFiretm and ACQUITY UPLC chromatography columns and Oasis sample preparation cartridges. Service sales in 2005 grew 8% over 2004 due to increased sales of service plans to the Company’s growing installed base of customers. Service sales growth was geographically broad-based and was driven by increased demand, primarily from large multi-national customers, for service plans to maintain a higher percentage of their installed Waters instruments and their newly purchased Waters instruments. The 2005 Waters Division sales product mix for instruments, chemistry and service was approximately 57%, 16% and 27%, respectively. The 2004 Waters Division sales product mix for instruments, chemistry and service was approximately 59%, 14% and 27%, respectively.

Geographically, Waters Division sales grew 10% in Asia and 7% in Japan while the U.S. and European sales grew 1% and 3%, respectively. Foreign currency translation had no significant impact on sales growth in 2005; except in Japan where sales were negatively impacted by 3%. Sales growth rates in Asia and Japan were driven by business associated with pharmaceutical industry demand in India and more broad-based growth in China. Increased regulations for food and drinking water testing also contributed to sales growth in Japan and in Asia.

TA Division Net Sales:
Sales for thermal analysis instruments, rheometry instruments and related service sales grew 8% in 2005. Instrument system sales grew 6% as strong demand for TA products from customers outside of the U.S. contributed to the division’s overall sales growth. Instrument system sales represented approximately 73% of sales in 2005 and 2004. Sales growth for TA outside of the U.S. was 13% in 2005 compared to 2004. TA’s positive sales growth performance can be attributed to the strong demand for TA’s products in Japan and Asia and TA’s worldwide expanded sales and marketing efforts. Sales in the U.S. and Europe grew 3% while sales in Japan and Asia grew 20% and 39% in 2005, respectively. In 2005, service sales grew approximately 15% primarily as a result of providing service to a larger installed base of instruments.

Gross Profit:
Gross profit for 2005 was $679.9 million compared to $649.7 million for 2004, an increase of $30.2 million or 5% and generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 58.7% in 2005 from 58.8% in 2004. The slight decline in gross profit percentage is primarily attributable to a higher mix of more costly new products, in particular the ACQUITY UPLC instrument, as well as lower sales of higher margin MS instruments. These factors negatively affecting gross profit percentage were partially offset by an increased mix of higher margin chemistry consumables and service sales.

Selling and Administrative Expenses:
Selling and administrative expenses for 2005 and 2004 were $321.7 million and $300.2 million, respectively. As a percentage of net sales, selling and administrative expenses increased to 27.8% for 2005 from 27.2% for 2004. The $21.5 million or 7% increase in total selling and administrative expenses for 2005 is primarily attributable to the following: an increase of approximately $4.1 million as a result of foreign currency effects; annual merit increases and other headcount additions and related fringe benefits and indirect costs of approximately $15.4 million; an increase in travel expenses of approximately $6.4 million; and an increase in expenses associated with a new building in Milford, Massachusetts acquired in 2004. The impact of these increases was primarily offset by lower sales commissions and management incentive compensation expense derived from 2005 financial results.

Research and Development Expenses:
Research and development expenses were $66.9 million for 2005 and $65.2 million for 2004, an increase of $1.7 million or 3%. The increase is primarily attributable to an increase in headcount as the Company continues to invest in the development of new and improved LC, MS, thermal analysis and rheometry products.

Litigation Provisions and Settlement:
Net litigation settlements and provisions for 2005 were a $3.1 million charge compared to a $9.3 million net benefit for 2004. In 2005, the Company recorded a provision of $3.1 million relating to patent litigation with Hewlett-Packard. This patent litigation was settled in February 2006. In 2004, the Company recorded the benefit of a litigation judgment in the amount of $17.1 million and a provision expense of $7.8 million. The benefit in 2004 is related to the conclusion of the Company’s litigation with Perkin-Elmer. The provision in 2004 was related to the on-going patent infringement suit with Hewlett-Packard. In 2005, the Company made payments for legal fees regarding the Hewlett-Packard litigation in the amount of approximately $2.3 million.

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

Other (Expense) Income, Net:
In 2005, the Company sold all of its equity investment in Nuvelo, Inc. and recorded a gain of $1.7 million. In 2005, the Company also recorded a $4.8 million charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc. This charge was recorded based on the Company’s assessment of Beyond Genomics, Inc.’s financial condition. In 2004, the Company recorded a $1.0 million pre-tax charge for an other-than-temporary impairment to the Company’s remaining investment carrying value of GeneProttm.  This charge was recorded based on the Company’s assessment of GeneProt’s financial condition.

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

Provision for Income Taxes:
In October 2004, the AJCA was signed into law. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It previously had been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. On July 12, 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company has used and will continue to use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to the qualified and base period distribution in accordance with SFAS No. 109, “Accounting for Income Taxes”.

The Company’s effective tax rates for 2005 and 2004 were 26.4% and 21.6%, respectively. Included in the 2005 effective tax rate is the effect of $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. The 2004 effective tax rate was impacted by the net tax effect of the Perkin-Elmer litigation judgment received and the litigation provisions for the on-going patent infringement suit with Hewlett-Packard. The remaining change in effective tax rates is primarily attributable to the relative increase in income in international jurisdictions with lower effective tax rates, primarily Ireland.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31
	2006	2005	2004

Net income	$222,200	$201,975	$224,053
Depreciation and amortization	46,159	43,685	41,926
Stock-based compensation	28,813	765	75
Deferred income taxes	506	10,235	1,468
Tax benefit related to stock option plans	—	4,872	32,012
Change in accounts receivable	(9,803)	(6,515)	(36,453)
Change in inventories	(29,853)	(6,973)	(11,575)
Change in accounts payable and other current liabilities	1,670	26,802	12,203
Change in accrued litigation	(4,420)	688	(16,095)
Change in deferred revenue and customer advances	1,230	7,551	1,526
Other changes	7,092	14,982	10,309

Net cash provided by operating activities	263,594	298,067	259,449
Net cash used in investing activities	(130,374)	(51,045)	(108,605)
Net cash (used in) provided by financing activities	(125,906)	(272,015)	21,507
Effect of exchange rate changes on cash and cash equivalents	13,264	(20,496)	9,945

Increase (decrease) in cash and cash equivalents	$20,578	$(45,489)	$182,296

Cash Flow from Operating Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities was $263.6 million and $298.1 million in 2006 and 2005, respectively. The $34.5 million decline in net cash provided from operating activities in 2006 compared to 2005 is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income and the impact of stock compensation under SFAS 123(R):

•	The change in accounts receivable in 2006 compared to 2005 is primarily attributable to the timing of payments made by customers and the higher sales volume in 2006 as compared to 2005. The days-sales-outstanding (“DSO”) decreased to 64 days at December 31, 2006 from 70 days at December 31, 2005.

•	The change in inventory in 2006 compared to 2005 results from the increase in inventory due to the ramp-up of new MS products, an increase in LC instrument inventory associated with the transition to higher production levels of ACQUITY systems from Alliance systems and a planned increase in the Alliance inventory levels during the outsourcing transition.

•	The 2006 change in accounts payable and other current liabilities was impacted by cash payments made on increased inventory levels, severance and other facility related payments of $7.0 million in connection with the cost reduction initiative and a litigation payment of $3.5 million to settle the Hewlett-Packard litigation.

•	Also included in the change in accounts payable and other current liabilities in 2006 was a tax payment in the amount of $9.0 million related to the distribution and repatriation of cash under the AJCA. During 2005, the income tax accrual was increased by $24.0 million resulting from the repatriation of funds under the AJCA.

•	Net cash provided from deferred revenue and customer advances in both 2006 and 2005 was a result of the installed base of customers renewing annual service contracts.

•	2006 net cash provided by operating activities as compared to 2005 was impacted by the adoption of SFAS No. 123(R). Under SFAS No. 123(R), $16.5 million of benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities in 2006; prior to the adoption of SFAS No. 123(R), this benefit of $4.9 million in 2005 was reported as part of cash from operating activities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by operating activities was $298.1 million and $259.4 million in 2005 and 2004, respectively. The $38.7 million increase in the net cash provided from operating activities in 2005 compared to 2004 can be attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:

•	Depreciation and amortization have increased as a result of higher capital spending on equipment and facilities, and the full-year impact of acquisitions, particularly in 2004.

•	Deferred income taxes decreased in 2005 primarily as a result of the utilization of a portion of the net operating loss carryforwards.

•	The change in accounts receivable is primarily related to the timing of the Company’s sales within the quarter, the timing of cash receipts from customers and foreign currency translation. DSO at December 31, 2005 and 2004 were 70 days and 76 days, respectively.

•	The growth in inventory over the two years is primarily related to the Company’s sales growth and the introduction of new products. Although inventory levels have grown, they have not increased at the same rate as sales growth, thus resulting in improved inventory turns of 3.6 and 3.3 in 2005 and 2004, respectively.

•	The changes in accounts payable and other current liabilities are primarily related to the increase in income tax accruals resulting from the repatriation of funds in 2005 and timing of payments of income tax, compensation, and retirement accruals.

•	The 2005 change in accrued litigation is attributed to payment of legal fees directly associated with existing litigation accruals and a provision of $3.1 million relating to patent litigation with Hewlett-Packard, which was settled in February 2006. The 2004 change in accrued litigation of $16.1 million is primarily due to the $18.1 million payment to Applied Biosystems/MDS Sciex Instruments for the settlement of a patent litigation matter and a $7.8 million provision offset by approximately $4.1 million of payments in connection with the Hewlett-Packard patent litigation matter.

•	Net cash provided from deferred revenue and customer advances in both 2005 and 2004 was a result of the installed base of customers renewing annual service contracts.

Cash Used in Investing Activities

Net cash used in investing activities totaled $130.4 million in 2006 compared to $51.0 million in 2005 and $108.6 million in 2004. Additions to fixed assets and intangible assets were $51.4 million in 2006, $51.0 million in 2005 and $66.2 million in 2004. Included in 2004 was a building purchase adjacent to the Company’s headquarters in Milford, Massachusetts for $18.1 million, as well as approximately $3.2 million of costs in construction-in-progress related to improvements made to the building. Aside from the purchase of this building, fixed asset and intangible asset additions were consistent with capital spending trends and expectations throughout the respective years to accommodate the Company’s growth. Business acquisitions were $79.0 million and $42.4 million in 2006 and 2004, respectively. There were no business acquisitions in 2005.

Cash Used in Financing Activities

During 2006, the Company’s net change in debt borrowings was a $72.2 million increase compared to a $369.6 million increase in 2005 and a $210.4 million increase in 2004. As of December 31, 2006, the Company had $885.0 million borrowed under two existing credit agreements and an amount available to borrow of $163.4 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $385.0 million classified as short-term debt at December 31, 2006 in the consolidated balance sheets. The remaining amount of short-term debt of $18.5 million at December 31, 2006 consists of various local lines of credit throughout the Company’s worldwide subsidiaries.

The Company repurchased 5.8 million, 15.4 million and 5.5 million common stock shares at a cost of $249.2 million, $659.3 million and $231.3 million during 2006, 2005 and 2004, respectively, under previously announced stock repurchase programs. On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500.0 million of its outstanding common shares over a two-year period. The Company has repurchased 11.3 million shares at a cost of $465.3 million under this new program through December 31, 2006, leaving $34.7 million authorized for repurchases in the future. The Company believes that these share repurchase programs benefit shareholders by increasing earnings per share through reducing the outstanding shares while maintaining adequate financial flexibility given current cash and debt levels. The Company received $39.9 million, $16.8 million and $45.0 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans in 2006, 2005 and 2004, respectively. Proceeds from stock options exercised in 2004 were unusually high due to significant exercises of stock options related to previously granted options about to expire.

The Company believes that the cash and cash equivalent balance of $514.2 million at the end of 2006 and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of financing alternatives and external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.

On January 11, 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility, a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility, and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euro. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.

On January 11, 2007, the Company borrowed $500 million under the new term loan facility, $115 million under the new European Tranche, and $270 million under the new U.S. Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated as of December 15, 2004 and amended as of October 12, 2005 and the Company’s existing term loan agreement dated as of November 28, 2005. Waters Corporation terminated such agreements early without penalty.

The interest rates applicable to term loan and revolving loans under the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points. The facility fee on the 2007 Credit Agreement ranges between 7 basis points and 15 basis points. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the terminated credit agreements. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the terminated credit agreements. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default which are similar in nature to those in the terminated credit agreements.

Commitments:
The Company licenses certain technology and software from third parties which expire at various dates through 2008. Fees paid for licenses were approximately $0.6 million in 2006, $0.8 million in 2005 and $1.1 million in 2004. Future minimum licenses fees payable under existing license agreements as of December 31, 2006 are immaterial.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s commitments as of December 31, 2006 (in thousands):

	Payments Due by Year
Contractual Obligations	Total	2007	2008	2009	2010	2011	2012	After 2012

Long-term debt(1)	$500,000	$—	$—	$250,000	$250,000	$—	$—	$—
Operating leases	84,228	18,894	15,679	12,260	9,404	8,195	7,605	12,191
Other long-term liabilities(2)	—	—	—	—	—	—	—	—

Total	$584,228	$18,894	$15,679	$262,260	$259,404	$8,195	$7,605	$12,191

	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Total	2006	2007	2008	2009	2010	2011	After 2011

Letters of credit	$1,608	$1,608	$—	$—	$—	$—	$—	$—

(1)	The interest rates applicable to any U.S. borrowings under the existing credit agreement and term loan and revolving loans under the existing credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or, on any Euro borrowings, the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 37.5 basis points and 112.5 basis points. At current and long-term debt and interest rate levels consistent with those at December 31, 2006, the Company’s interest expense would be approximately $52.0 million annually. This amount considers the credit margins under the 2007 Credit Agreement mentioned above.

(2)	Does not include normal purchases made in the ordinary course of business.

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

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2007, the Company expects to contribute approximately $4.0 million to $8.0 million to the Company’s pension plans. Capital expenditures in 2007 are expected to be at similar levels expended in 2006 to support the growth in the business.

The Company is not aware of any undisclosed risks and uncertainties, including, but not limited to, product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in its credit facilities, its real estate leases, or supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

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

Critical Accounting Policies and Estimates

Summary:
The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations that require management to make estimates about matters that are highly uncertain and that would have a material impact on the Company’s results of operations given changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that reasonably could have been used in the current period. On an ongoing basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There are other items within the Company’s consolidated financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could potentially have a material impact on the Company’s consolidated financial statements.

Revenue Recognition:
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service is recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped, all advance payments received associated with that particular order are reclassified to accounts receivable to offset against the customer invoice. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term, and revenue is amortized on a straight-line basis over the contract term. At December 31, 2006, the Company had current and long-term deferred revenue liabilities of approximately $76.1 million and $10.5 million, respectively.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.

Sales of software are accounted for in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Nearly all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipment as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

Loss Provisions on Accounts Receivable and Inventory:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2006 was $272.2 million, net of allowances for doubtful accounts and sales returns of $8.4 million. Historically, the Company has not experienced significant bad debt losses.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2006 was $168.4 million, net of write-downs to net realizable value of $14.3 million.

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

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. In 2004, the Company recorded a $4.0 million charge for an other-than-temporary impairment of its technology licenses with Sandia National Laboratories as a significant portion of the technology collaboration program was suspended. Net intangible assets, long-lived assets, and goodwill amounted to $131.7 million, $149.3 million, and $265.2 million, respectively, as of December 31, 2006. The Company performs annual impairment reviews of its goodwill. The Company performed its annual review during 2006 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded.

Warranty:
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2006, the Company’s warranty liability was $12.6 million.

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

SFAS No. 109, “Accounting for Income Taxes”, requires that a Company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods.

As of December 31, 2004, the Company had determined that it was more likely than not that the actual tax benefit of $167.5 million of its deferred tax assets would not be realized. The Company had therefore recorded a cumulative $167.5 million valuation allowance to reduce the net carrying value of these assets to zero for financial reporting purposes as of December 31, 2004. The valuation allowance was determined based on the Company’s review of its future estimated U.S. taxable income levels and the estimated future stock option exercises. Included in this $167.5 million valuation allowance was $154.9 million related to the future tax benefit of U.S. net operating losses generated by the exercise of non-qualified stock options. As required by SFAS No. 109 and APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company had originally recorded all $154.9 million of these future tax benefits as increased additional paid-in capital. Accordingly, when the Company recorded a valuation allowance against these future tax benefits, the Company also reduced additional paid-in capital by $154.9 million.

As required by SFAS No. 109, the Company maintained this deferred tax asset valuation allowance until it determined, during 2005, that it was more likely than not that it would realize the actual tax benefit of $92.5 million of deferred tax assets for which a full valuation allowance had been previously provided. The Company made this determination based on the level of the Company’s actual 2005 U.S. taxable income, the Company’s projected future U.S. taxable income levels, the Company’s actual 2005 tax deduction from the exercise of non-qualified stock options and the fact that the Company’s future tax deduction from the exercise of non-qualified stock options would most likely be less than in the past as those options, which were significantly in-the-money, were expiring and exercised by December 31, 2005. The Company therefore recorded, in 2005, a $92.5 million reduction in its deferred tax asset valuation allowance. Because this reduction in the valuation allowance included $78.8 million related to the future tax benefit of U.S. net operating losses generated by the exercise of non-qualified stock options, the Company also restored $78.8 million to the Company’s additional paid-in capital in 2005, in accordance with SFAS No. 109 and APB No. 25. The remaining balance was credited to goodwill related to an acquisition the Company made in 2004. The Company made the determination based on a review of the facts and circumstances at that time.

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

Pension and Other Retirement Benefits:
Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management in consultation with outside actuaries and investment advisors. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets are evaluated and updated annually. The Company has assumed that the expected long-term rate of return on plan assets will be 8.00% for its U.S. defined benefit pension plan, which is the majority of the Company’s benefit obligation and expense.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer and Citigroup Pension Discount Curves for high quality investments and the Moody’s Aa interest rate as of December 31, 2006 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2006, the Company determined this rate to be 5.82% for the Company’s U.S. defined benefit pension plan, which is the majority of the Company’s 2006 benefit obligation and 2007 expense. Retirement benefit plan discount rates are the same as those used by the Company’s defined benefit pension plan in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.”

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.4 million. A one-quarter percentage point change in the assumed long-term rate of return would impact the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.2 million.

Stock-based Compensation:
The Company adopted SFAS No. 123(R), “Share-Based Payment”, on January 1, 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and consequently has not adjusted results from prior years. Under the modified transition method, compensation costs associated with awards for 2006 now include expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.

The after-tax stock-based compensation and the impact to diluted earnings per share of adopting SFAS No. 123(R) for the year ended December 31, 2006 were $20.6 million with a $0.20 per share reduction to diluted earnings per share, respectively. As of December 31, 2006, the Company has capitalized stock-based compensation costs of $0.6 million and $1.0 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method of accounting prescribed by APB No. 25 and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock-option compensation awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statements of operations. Stock-based compensation expense recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan was $0.8 million in 2005. The 2005 stock-based compensation expense amounts were all recorded in selling and administrative expenses.

As of December 31, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$61.1	3.1
Restricted stock units	$11.8	2.8
Restricted stock	$0.3	1.1

Total	$73.2	3.0

Recent Accounting Standards Changes

In January 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, and SAB 107, “Share-Based Payment”. These standards require that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The adoption of these standards did have a material effect on the Company’s financial position and results of operations. See Note 13, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for additional information.

In January 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2006, the Company adopted SFAS No. 151, “Inventory Costs”, which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. This interpretation prescribes new methodology by which a company must measure, report, present, and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The interpretation will become effective in the first quarter of 2007. The Company is still evaluating the impact of this interpretation on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This standard is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this standard is not permitted. The adoption of this standard did have a material effect on the Company’s financial position. See Note 16, Retirement Plans, in the Notes to Consolidated Financial Statements for additional information as to the impact of adopting this pronouncement.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The Company’s policy is to manage interest costs by using a mix of fixed and floating rate debt that management believes is appropriate. At times, to manage this mix in a cost efficient manner, the Company has periodically entered into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional amount.

Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In the fourth quarter of 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. For the year ended December 31, 2006, the Company recorded a cumulative net pre-tax realized gain of $0.5 million and, in December 2006, the Company closed out the swap, resulting in a pre-tax gain of $0.4 million. The gain was deferred and will be recognized in earnings in 2007 over the original term of the interest rate swap. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax unrealized loss of $0.2 million in accumulated other comprehensive income on this interest rate swap agreement.

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

Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 34% of its sales denominated in Euros, 11% in Yen and smaller sales exposures in other currencies in 2006. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2006 and 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $30.0 million to approximately $100.0 million. At December 31, 2006, the notional amount of the outstanding contracts was approximately $100.0 million. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax losses of $11.0 million in accumulated other comprehensive income, which consists of realized losses of $9.7 million and unrealized losses of $1.3 million. At December 31, 2005, the notional amount of the outstanding contracts was approximately $50.0 million. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.7 million relating to closed Euro cross-currency interest rate swap agreements.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair market value of the cross-currency interest rate swap agreements, designated as hedges of net investment in foreign operation, as of December 31, 2006, would decrease accumulated other comprehensive income by approximately $10.0 million.

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

During 2005 and 2004, the Company hedged its net investment in British Pound foreign affiliates with range forward agreements in British Pounds ranging from approximately £25.0 million to £75.0 million. Under the terms of the agreements, the Company purchases an option below the current spot rate to sell British Pounds and sells an option to their counterparties above the current spot rate to buy British Pounds, with option premiums that offset. At December 31, 2005, the Company had range forward agreements in British Pounds with a notional amount of £30.0 million outstanding. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax gain of $6.1 million in accumulated other comprehensive income, which consists of realized gains of $5.8 million related to the closed range forward agreements and unrealized gains of $0.3 million related to the open British Pound range forward agreements. At December 31, 2004, the Company had no range forward agreements in British Pounds outstanding. For the year ended December 31, 2004, the Company recorded a realized cumulative net pre-tax loss of $8.6 million to accumulated other comprehensive income, related to the closed range forward agreements.

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

Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2006 and December 31, 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $70.9 million and $72.9 million, respectively. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax gains of $3.9 million, which consists of realized gains of $2.5 million relating to the closed forward contracts and $1.4 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.5 million, which consists of realized gains of $1.5 million relating to the closed forward contracts and $1.0 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2004, the Company recorded cumulative net pre-tax gains of $4.6 million, which consists of realized gains of $4.5 million on closed forward contracts and a $0.1 million of unrealized gains on the open forward contracts.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts, as of December 31, 2006, would decrease earnings by approximately $7.1 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with weighted-average original maturities of 90 days or less, in commercial paper, bank deposits, repurchase agreements and money market funds. Cash equivalents are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company periodically maintains balances in various operating accounts in excess of federally insured limits.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation:

We have completed integrated audits of Waters Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006. As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2007

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	expect per share data)

ASSETS
Current assets:
Cash and cash equivalents	$514,166	$493,588
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,439 and $6,550 at December 31, 2006 and 2005, respectively	272,157	256,809
Inventories	168,437	131,554
Other current assets	44,920	31,041

Total current assets	999,680	912,992
Property, plant and equipment, net	149,262	141,030
Intangible assets, net	131,653	84,363
Goodwill	265,207	210,571
Other assets	71,511	79,975

Total assets	$1,617,313	$1,428,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$403,461	$326,286
Accounts payable	47,073	44,243
Accrued employee compensation	35,824	23,044
Deferred revenue and customer advances	76,131	71,733
Accrued retirement plan contributions	130	12,931
Accrued income taxes	58,011	60,710
Accrued other taxes	11,883	14,024
Accrued warranty	12,619	11,719
Other current liabilities	40,702	39,201

Total current liabilities	685,834	603,891
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	58,187	33,074
Other long-term liabilities	10,909	8,334

Total long-term liabilities	569,096	541,408

Total liabilities	1,254,930	1,145,299
Commitments and contingencies (Notes 8, 10, 12, and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2006 and 2005	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 144,092 and 142,287 shares issued, 101,371 and 105,336 shares outstanding at December 31, 2006 and 2005, respectively	1,441	1,423
Additional paid-in capital	554,169	467,681
Retained earnings	1,326,757	1,104,557
Treasury stock, at cost, 42,721 and 36,951 shares at December 31, 2006 and 2005, respectively	(1,563,649)	(1,314,446)
Deferred compensation	—	(255)
Accumulated other comprehensive income	43,665	24,672

Total stockholders’ equity	362,383	283,632

Total liabilities and stockholders’ equity	$1,617,313	$1,428,931

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2006	2005	2004
	(In thousands, except per share data)

Product sales	$922,532	$834,673	$806,801
Service sales	357,697	323,563	297,735

Total net sales	1,280,229	1,158,236	1,104,536
Cost of product sales	365,241	321,344	307,627
Cost of service sales	170,944	157,011	147,180

Total cost of sales	536,185	478,355	454,807

Gross profit	744,044	679,881	649,729
Selling and administrative expenses	357,664	321,694	300,150
Research and development expenses	77,306	66,905	65,241
Purchased intangibles amortization	5,439	5,005	4,814
Litigation provisions and settlement (Note 10)	—	3,122	(9,277)
Impairment of long-lived intangible asset (Note 7)	—	—	3,997
Restructuring and other charges, net (Note 11)	8,484	—	(54)

Operating income	295,151	283,155	284,858
Other (expense) income, net (Note 5)	(5,847)	(3,103)	(1,014)
Interest expense	(51,657)	(24,744)	(10,074)
Interest income	25,312	19,255	11,901

Income from operations before income taxes	262,959	274,563	285,671
Provision for income taxes (Note 9)	40,759	72,588	61,618

Net income	$222,200	$201,975	$224,053

Net income per basic common share	$2.16	$1.77	$1.87
Weighted-average number of basic common shares	102,691	114,023	119,640

Net income per diluted common share	$2.13	$1.74	$1.82
Weighted-average number of diluted common shares and equivalents	104,240	115,945	123,069

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$222,200	$201,975	$224,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	4,254	3,726	1,332
Provisions on inventory	5,903	7,093	7,349
Impairment of investments and other assets	5,847	4,820	5,011
Stock-based compensation	28,813	765	75
Deferred income taxes	506	10,235	1,468
Depreciation	25,896	23,669	22,075
Amortization of intangibles	20,263	20,016	19,851
Tax benefit related to stock option plans	—	4,872	32,012
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(9,803)	(6,515)	(36,453)
Increase in inventories	(29,853)	(6,973)	(11,575)
(Increase) decrease in other current assets	(2,919)	1,102	(7,344)
(Increase) decrease in other assets	(13,146)	(2,534)	3,716
Increase in accounts payable and other current liabilities	1,670	26,802	12,203
Increase in deferred revenue and customer advances	1,230	7,551	1,526
(Decrease) increase in accrued litigation	(4,420)	688	(16,095)
Increase in other liabilities	7,153	775	245

Net cash provided by operating activities	263,594	298,067	259,449
Cash flows from investing activities:
Additions to property, plant, equipment, software capitalization and other intangibles	(51,421)	(51,045)	(66,236)
Business acquisitions, net of cash acquired of $0.9 million	(78,953)	—	(42,369)

Net cash used in investing activities	(130,374)	(51,045)	(108,605)
Cash flows from financing activities:
Proceeds from debt issuances	406,844	915,512	885,053
Payments on debt	(334,629)	(545,889)	(674,699)
Payments of debt issuance costs	—	(443)	(1,578)
Proceeds from stock plans	39,913	16,801	44,982
Purchase of treasury shares	(249,203)	(659,285)	(231,287)
Excess tax benefit related to stock option plans	16,503	—	—
(Payments) proceeds of debt swaps and other dervatives contracts	(5,334)	1,289	(964)

Net cash (used in) provided by financing activities	(125,906)	(272,015)	21,507
Effect of exchange rate changes on cash and cash equivalents	13,264	(20,496)	9,945

Increase (decrease) in cash and cash equivalents	20,578	(45,489)	182,296
Cash and cash equivalents at beginning of period	493,588	539,077	356,781

Cash and cash equivalents at end of period	$514,166	$493,588	$539,077

Supplmental cash flow information:
Income taxes paid	$38,049	$27,743	$28,574
Interest paid	$51,853	$23,995	$9,676

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Number of		Additional				Other	Total	Statements of
	Common	Common	Paid-In	Deferred	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income
	(In thousands)

Balance December 31, 2003	136,708	$1,367	$289,046	$—	$678,529	$(423,874)	$45,409	$590,477
Comprehensive income, net of tax:
Net income	—	—	—	—	224,053	—	—	224,053	$224,053
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	27,413	27,413	27,413
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(9,341)	(9,341)	(9,341)
Minimum pension liability adjustment	—	—	—	—	—	—	427	427	427
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(124)	(124)	(124)

Other comprehensive income	—	—	—	—	—	—	18,375	18,375	18,375

Comprehensive income									$242,428

Issuance of common stock for employees:
Stock Purchase Plan	67	1	2,172	—	—	—	—	2,173
Stock options exercised	4,585	46	42,763	—	—	—	—	42,809
Restricted common stock	7	—	231	(157)	—	—	—	74
Tax benefit related to stock option plans	—	—	32,012	—	—	—	—	32,012
Treasury stock	—	—	—	—	—	(231,287)	—	(231,287)

Balance December 31, 2004	141,367	$1,414	$366,224	$(157)	$902,582	$(655,161)	$63,784	$678,686

Comprehensive income, net of tax:
Net income	—	—	—	—	201,975	—	—	201,975	$201,975
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(44,383)	(44,383)	(44,383)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	7,731	7,731	7,731
Minimum pension liability adjustment	—	—	—	—	—	—	(1,021)	(1,021)	(1,021)
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(1,439)	(1,439)	(1,439)

Other comprehensive loss	—	—	—	—	—	—	(39,112)	(39,112)	(39,112)

Comprehensive income									$162,863

Issuance of common stock for employees:
Stock Purchase Plan	76	1	2,671	—	—	—	—	2,672
Stock options exercised	824	8	14,121	—	—	—	—	14,129
Restricted common stock	7	—	320	(320)	—	—	—	—
Tax benefit related to stock option plans	—	—	4,872	—	—	—	—	4,872
Release of valuation allowance	—	—	78,753	—	—	—	—	78,753
Treasury stock	—	—	—	—	—	(659,285)	—	(659,285)
Amortization of restricted stock	—	—	—	222	—	—	—	222
Other stock-based compensation	13	—	720	—	—	—	—	720

Balance December 31, 2005	142,287	$1,423	$467,681	$(255)	$1,104,557	$(1,314,446)	$24,672	$283,632

Comprehensive income, net of tax:
Net income	—	—	—	—	222,200	—	—	222,200	$222,200
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	27,072	27,072	27,072
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(10,575)	(10,575)	(10,575)
Minimum pension liability adjustment	—	—	—	—	—	—	4,210	4,210	4,210

Other comprehensive income	—	—	—	—	—	—	20,707	20,707	20,707

Comprehensive income									$242,907

Adoption of SFAS No. 158	—	—	—	—	—	—	(1,714)	(1,714)
Issuance of common stock for employees:
Stock Purchase Plan	70	1	2,636	—	—	—	—	2,637
Stock options exercised	1,727	17	37,259	—	—	—	—	37,276
Tax benefit related to stock option plans	—	—	16,503	—	—	—	—	16,503
Treasury stock	—	—	—	—	—	(249,203)	—	(249,203)
Adoption of SFAS 123(R)	—	—	(255)	255	—	—	—	—
Stock-based compensation	8	—	30,345	—	—	—	—	30,345

Balance December 31, 2006	144,092	$1,441	$554,169	$—	$1,326,757	$(1,563,649)	$43,665	$362,383

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Description of Business, Organization and Basis of Presentation

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer of and supplier of software based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

2	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, retirement plan obligations, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 68% in 2006, 66% in 2005 and 65% in 2004. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Cash and Cash Equivalents

Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, in commercial paper, bank deposits, repurchase agreements and money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company has periodically maintained balances in various operating accounts in excess of federally insured limits.

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 52% in 2006, 54% in 2005 and 54% in 2004. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2006, 2005 or 2004. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on a number of factors, including historical experience and the customer’s credit-worthiness. The allowance for doubtful accounts is reviewed at least on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

The following is a summary of activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2006	$6,550	$4,254	$(2,365)	$8,439
2005	$7,100	$3,726	$(4,276)	$6,550
2004	$5,638	$1,332	$130	$7,100

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years, building improvements — five to ten years, leasehold improvements — the shorter of the economic useful life or life of lease, and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2006, 2005 and 2004.

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for its reporting units. Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using a discounted cash flows technique which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

The Company’s intangible assets include purchased technology, capitalized software development costs, costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses, and debt issuance costs. Purchased intangibles are recorded at their fair market values as of the acquisition date and amortized over their estimated useful lives, ranging from one to fifteen years. Other intangibles are amortized over a period ranging from one to thirteen years. Debt issuance costs are amortized over the life of the related debt.

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

The Company capitalizes internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. At December 31, 2006 and 2005, capitalized internal software included in property, plant and equipment totaled $1.7 million and $2.2 million, net of accumulated amortization of $3.6 million and $3.0 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered available-for-sale investments and unrealized gains and losses are charged or credited to other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments are included in the consolidated statements of operations.

Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2006 and 2005 are included in other assets and amounted to $5.3 million and $11.0 million, respectively. There were no significant additions in 2006 and see Note 5 “Business Investments” for other-than temporary impairment charges taken in 2006, 2005, and 2004 for a certain equity investments.

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors, including, but not limited to, operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is separately identified in the consolidated statements of operations.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable and debt approximate cost.

Stockholders’ Equity

On October 24, 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. The Company has repurchased 11.3 million shares at a cost of $465.3 million under this new program through December 31, 2006. The Company repurchased 5.8 million, 15.4 million and 5.5 million common stock shares at a cost of $249.2 million, $659.3 million and $231.3 million during 2006, 2005 and 2004, respectively, under the October 2005 and previously announced programs. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

On August 9, 2002, the Board of Directors approved the adoption of a stock purchase rights plan where a dividend of one fractional preferred share purchase right (a “Right”) was declared for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on August 27, 2002 to the stockholders of record on that date. The Rights, which expire on August 27, 2012, become exercisable only under certain conditions. When they first become exercisable, each Right will entitle its holder to buy from Waters one one-hundredth of a share of new Series A Junior Participating Preferred Stock (authorized limit of 4,000) for $120.00. When a person or group actually has acquired 15% or more of Waters’ common stock, the Rights will then become exercisable for a number of shares of Waters’ common stock with a market value of twice the $120.00 exercise price of each Right. In addition, the Rights will then become exercisable for a number of shares of common stock of the acquiring company with a market value of twice the $120.00 exercise price per Right. The Board of Directors may redeem the Rights at a price of $0.001 per Right up until 10 days following a public announcement that any person or group has acquired 15% or more of the Company’s common stock.

On February 27, 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedge Transactions

The Company records its hedge transactions in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

The Company currently uses derivative instruments to manage exposures to foreign currency risks. The Company’s objectives for holding derivatives are to minimize foreign currency risk using the most effective methods to eliminate or reduce the impact of foreign currency exposure. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.

Cash Flow Hedges

The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In the fourth quarter of 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. For the year ended December 31, 2006, the Company recorded a cumulative net pre-tax realized gain of $0.5 million and, in December 2006, the Company closed out the swap, resulting in a pre-tax gain of $0.4 million. The gain was deferred and will be recognized in earnings in 2007 over the original term of the interest rate swap. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax unrealized loss of $0.2 million in accumulated other comprehensive income on this interest rate swap agreement.

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

Hedges of Net Investments in Foreign Operations

The Company has operations in various countries and currencies throughout the world, with approximately 34% of its sales denominated in Euros, 11% in Yen and smaller sales exposures in other currencies in 2006. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2006 and 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from approximately $30.0 million to approximately $100.0 million. At December 31, 2006, the notional amount of the outstanding contracts was approximately $100.0 million. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax losses of $11.0 million in accumulated other comprehensive income, which consists of realized losses of $9.7 million and unrealized losses of $1.3 million. At December 31, 2005, the notional amount of the outstanding contracts was approximately $50.0 million. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.7 million relating to closed Euro cross-currency interest rate swap agreements.

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

During 2005 and 2004, the Company hedged its net investment in British Pound foreign affiliates with range forward agreements in British Pounds ranging from approximately £25.0 million to £75.0 million. Under the terms of the agreements, the Company purchases an option below the current spot rate to sell British Pounds and sells an option to their counterparties above the current spot rate to buy British Pounds, with option premiums that offset. At December 31, 2005, the Company had range forward agreements in British Pounds with a notional amount of £30.0 million outstanding. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax gain of $6.1 million in accumulated other comprehensive income, which consists of realized gains of $5.8 million related to the closed range forward agreements and unrealized gains of $0.3 million related to the open British Pound range forward agreements. At December 31, 2004, the Company had no range forward agreements in British Pounds outstanding. For the year ended December 31, 2004, the Company recorded a realized cumulative net pre-tax loss of $8.6 million to accumulated other comprehensive income, related to the closed range forward agreements.

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

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2006 and December 31, 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $70.9 million and $72.9 million, respectively. For the year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2006, the Company recorded cumulative net pre-tax gains of $3.9 million, which consists of realized gains of $2.5 million relating to the closed forward contracts and $1.4 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.5 million, which consists of realized gains of $1.5 million relating to the closed forward contracts and $1.0 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2004, the Company recorded cumulative net pre-tax gains of $4.6 million, which consists of realized gains of $4.5 million on closed forward contracts and a $0.1 million of unrealized gains on the open forward contracts.

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

The Company’s method of revenue recognition for certain products requiring installation is in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

Sales of software are accounted for in accordance with SOP No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Nearly all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipment as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability:
2006	$11,719	$17,940	$(17,040)	$12,619
2005	$10,565	$19,679	$(18,525)	$11,719
2004	$11,051	$19,915	$(20,401)	$10,565

Advertising Costs

All advertising costs are expensed as incurred and included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2006, 2005 and 2004 were $7.9 million, $8.5 million and $6.4 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described in Note 13 “Stock-Based Compensation”.

Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company presents two earnings per share (“EPS”) amounts. Income per basic common share is based on income available to common shareholders and the weighted-average number of common shares outstanding during the periods presented. Income per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards Changes

In January 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” and SAB 107, “Share-Based Payment”. These standards require that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The adoption of these standards did have a material effect on the Company’s financial position and results of operations. See Note 13, Stock-Based Compensation for additional information.

In January 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principle Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2006, the Company adopted SFAS No. 151, “Inventory Costs”, which amends Accounting Research Bulletin No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. This interpretation prescribes new methodology by which a company must measure, report, present, and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The interpretation will become effective in the first quarter of 2007. The Company is still evaluating the impact of this interpretation on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This standard is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this standard is not permitted. The adoption of this standard did have a material effect on the Company’s financial position. See Note 16, Retirement Plans, for additional information as to the impact of adopting this pronouncement.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

3	Inventories

Inventories are classified as follows (in thousands):

	December 31
	2006	2005

Raw materials	$51,568	$45,257
Work in progress	17,400	12,908
Finished goods	99,469	73,389

Total inventories	$168,437	$131,554

4	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31
	2006	2005

Land and land improvements	$8,261	$8,199
Buildings and leasehold improvements	109,504	96,036
Production and other equipment	185,807	188,534
Construction in progress	6,506	10,407

Total property, plant and equipment	310,078	303,176
Less: accumulated depreciation and amortization	(160,816)	(162,146)

Property, plant and equipment, net	$149,262	$141,030

During 2006 and 2005, the Company retired and disposed of approximately $30.0 million and $9.6 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5	Business Investments

In the fourth quarter of 2006, the Company recorded a $5.8 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc (“Caprion”). The charge was recorded in 2006 when the Company was notified that Caprion’s financial condition had deteriorated and that a merger was occurring that, in the Company’s assessment, would result in the Company’s investment being substantially diminished. The remaining value of the Caprion investment is approximately $1.7 million at December 31, 2006. In 2005, the Company recorded a $4.8 million pre-tax charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc (“Beyond Genomics”). This charge was recorded based on the Company’s assessment of Beyond Genomics’ current financial condition and uncertainty surrounding their ability to raise necessary funding.

In November 2000 and February 2002, the Company made minority equity investments in GeneProttm, Inc. (“GeneProt”), a privately held company. The investment in GeneProt was accounted for under the cost method of accounting. To the Company’s knowledge, due to changes in GeneProt’s ability to generate enough commercial interest to expand its business in the U.S. market, the Company recorded pre-tax charges of $1.0 million to other income (expense) in the consolidated statements of operations during the year ended December 31, 2004, for an other-than-temporary impairment of its investment in GeneProt. The investment in GeneProt is zero at December 31, 2006 and 2005.

In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”), a publicly traded company, to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics was considered a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership. The investment in Variagenics was included in other assets and carried at fair value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). On January 31, 2003, Variagenics was merged with Hyseq Pharmaceuticals and is now named Nuvelo, Inc. (“Nuvelo”). In 2005, the Company sold its Nuvelo, Inc. common stock for $2.5 million resulting in a gain of $1.7 million which was recorded in other income in the consolidated statements of operations.

6	Acquisitions

Environmental Resources Associates:

In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resources Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for approximately $62.5 million, including $0.4 million of acquisition-related transaction costs and the assumption of $3.8 million of debt. This acquisition was accounted for under the purchase method of accounting and the results of operations of ERA have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has initially allocated $29.9 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The Company is amortizing the customer relationships, acquired technology and other purchased intangibles over ten years. The non-compete agreements are being amortized over five years. These intangible assets are being amortized over a weighted-average period of approximately 10 years. Included in intangible assets is a trademark in the amount of $3.7 million that has been assigned an indefinite life. The excess purchase price of $45.3 million after this allocation has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The Company is still in the process of making a final determination of the purchase price allocation based upon obtaining the third party

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent appraisal report of the fair value of certain assets acquired. The following table presents the fair values of assets and liabilities recorded in connection with the ERA acquisition (in thousands):

Accounts receivable	$368
Inventory	4,408
Other current assets	68
Goodwill	45,332
Intangible assets	29,866
Fixed assets	1,417

81,459

Accrued expenses and other current liabilities	3,636
Debt	3,774
Deferred tax liability	11,574

Cash consideration paid, net of cash acquired	$62,475

VICAM:

In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.8 million, including $0.3 million of acquisition-related transaction costs. The Company anticipates continuous increases in laboratory testing to ensure food safety. This acquisition was accounted for under the purchase method of accounting and the results of operations of VICAM have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $7.7 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The Company is amortizing acquired technology and other purchased intangibles over twelve years and customer relationships over fifteen years. The non-compete agreements are being amortized over five years. These intangible assets are being amortized over a weighted-average period of 13 years. Included in intangible assets is a trademark in the amount of $2.1 million that has been assigned an indefinite life. The excess purchase price of $3.7 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other:

In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometrics”), a manufacturer of high performance microcalorimeters, and certain net assets and customer lists from an Asian distributor of thermal analysis products, for a total of $3.2 million in cash. As part of the Thermometrics acquisition, the Company assumed $1.2 million of debt. These acquisitions were accounted for under the purchase method of accounting and the results of operations of these acquisitions have been included in the consolidated results of the Company from the acquisition dates. The combined purchase price of the acquisitions was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2.2 million of the combined purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. The combined excess purchase price of $1.5 million after this allocation has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

During the year ended December 31, 2004, the Company acquired various tangible and intangible assets of certain Asian distributors totaling approximately $1.4 million.

NuGenesis:

In February 2004, the Company acquired all of the outstanding capital stock of NuGenesis Technologies Corporation (“NuGenesis”), a company headquartered in Westborough, Massachusetts, for approximately $42.9 million in cash. NuGenesis developed and marketed the NuGenesis Scientific Data Management System (“SDMS”).

The acquisition of NuGenesis was accounted for under the purchase method of accounting and the results of operations of NuGenesis have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $13.1 million of the purchase price to intangible assets comprised of customer lists, trademarks and other purchased intangibles. The excess purchase price of $16.1 million after this allocation has been accounted for as goodwill.

The following represents the unaudited pro forma results of the ongoing operations for Waters, ERA, VICAM, Thermometrics and NuGenesis as though the acquisitions of ERA, VICAM, Thermometrics and NuGenesis had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net revenues	$1,300,050	$1,184,252	$1,130,054
Net income	$225,464	$204,990	$224,166
Net income per basic common share	$2.20	$1.80	$1.87
Net income per diluted common share	$2.16	$1.77	$1.82

The pro forma effects of other acquisitions are immaterial.

7	Goodwill and Other Intangibles

The carrying amount of goodwill was $265.2 million and $210.6 million at December 31, 2006 and 2005, respectively. The increase is primarily attributable to the Company’s acquisitions of VICAM, Thermometrics and ERA (Note 6) of approximately $3.7 million, $1.5 million and $45.3 million, respectively. Currency translation adjustments increased goodwill approximately $4.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2006			December 31, 2005
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$103,930	$33,294	10 years	$61,827	$27,250	11 years
Capitalized software	108,072	60,223	4 years	85,089	47,846	3 years
Licenses	10,352	6,166	9 years	9,548	5,052	9 years
Patents and other
intangibles	14,813	5,831	8 years	12,137	4,090	8 years

Total	$237,167	$105,514	8 years	$168,601	$84,238	7 years

During the year ended December 31, 2006, the Company acquired approximately $39.8 million of purchased intangibles as a result of the acquisitions of VICAM, Thermometrics, ERA and the distributor rights from an Asian distributor of thermal analysis products. In addition, the gross carrying value of intangible assets increased by approximately $2.9 million and decreased approximately $3.3 million in 2006 and 2005, respectively, due to the effect of foreign currency translation.

For the years ended December 31, 2006, 2005 and 2004, amortization expense for intangible assets was $20.3 million, $20.0 million and $19.9 million, respectively. Amortization expense for intangible assets is estimated to be approximately $23.3 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $1.0 million and decreased approximately $0.9 million in 2006 and 2005, respectively, due to the effect of foreign currency translation.

During 2004, the Company recorded a pre-tax charge of $4.0 million in the consolidated statements of operations for the impairment of a license with Sandia National Laboratories.

8	Debt

In November 2005, the Company entered into a credit agreement (the “November 2005 Credit Agreement”) that provides for a $250.0 million term loan facility due in November 2010. The Company used the proceeds of the term loan to finance the repurchase of common stock under its stock repurchase program previously approved by its Board of Directors and for general corporate purposes. The interest rates applicable to any U.S. borrowings under the November 2005 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or, on any Euro borrowings, the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 37.5 basis points and 112.5 basis points. The November 2005 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1, and a leverage ratio test of not more than 3.25:1, for any period of four consecutive fiscal quarters, respectively. In addition, the November 2005 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the Company’s existing credit facility. The November 2005 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, similar in nature to those in the Company’s existing credit facility.

In December 2004, the Company entered into a syndicated committed credit agreement (the “Credit Agreement”) that provides for a $250.0 million term loan facility due in December 2009 and, subsequent to the amendment discussed below, a $550.0 million revolving facility, which includes both a letter of credit and a swingline subfacility. In October 2005, the Company exercised the $100.0 million expansion feature in the Credit Agreement dated December 2004, increasing the amount from $700.0 million to $800.0 million. In October 2005,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company amended the Credit Agreement (the “Amended Credit Agreement”) to increase the leverage ratio test from not more than 3.0:1 for any period of four consecutive fiscal quarters, to 3.25:1 and to amend the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to exclude stock-based compensation to the extent deducted from consolidated net income pursuant to SFAS 123(R). All other terms and conditions under the original Credit Agreement with respect to interest rates, interest coverage ratio test, maturity dates and affirmative and negative covenants remained substantially the same in the Amended Credit Agreement.

As of December 31, 2006, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $635.0 million under the Amended Credit Agreement for a total of $885.0 million borrowed under the two credit agreements and an amount available to borrow of $163.4 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $385.0 million classified as short-term debt at December 31, 2006 in the consolidated balance sheets. As of December 31, 2005, the Company had $250.0 million borrowed under the November 2005 Credit Agreement and $560.0 million under the Amended Credit Agreement for a total of $810.0 million borrowed under the two credit agreements and an amount available to borrow of $238.4 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $310.0 million classified as short-term debt at December 31, 2005 in the consolidated balance sheets. The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $96.8 million at December 31, 2006 and $76.9 million at December 31, 2005. At December 31, 2006 and 2005, related short-term borrowings were $18.5 million at a weighted-average interest rate of 3.21% and $16.3 million at a weighted-average interest rate of 3.11%, respectively.

On January 11, 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility, a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility, and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euro. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.

On January 11, 2007, the Company borrowed $500 million under the new term loan facility, $115 million under the new European Tranche, and $270 million under the new U.S. Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated as of December 15, 2004 and amended as of October 12, 2005 and the Company’s existing term loan agreement dated as of November 28, 2005. Waters Corporation terminated such agreements early without penalty.

The interest rates applicable to term loan and revolving loans under the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points. The facility fee on the 2007 Credit Agreement ranges between 7 basis points and 15 basis points. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the terminated credit agreements. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the terminated credit agreements. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default which are similar in nature to those in the terminated credit agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9	Income Taxes

Income tax data for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31
	2006	2005	2004

The components of income from operations before income taxes are as follows:
Domestic	$11,812	$53,757	$83,573
Foreign	251,147	220,806	202,098

Total	$262,959	$274,563	$285,671

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$46,883	$63,437	$58,674
Deferred	(6,124)	9,151	2,944

Total	$40,759	$72,588	$61,618

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$6,121	$39,852	$28,262
State	2,603	4,488	4,061
Foreign	32,035	28,248	29,295

Total	$40,759	$72,588	$61,618

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$92,036	$96,097	$99,985
Extraterritorial income exclusion	(2,676)	(3,384)	(3,061)
State income tax, net of federal income tax benefit	1,692	1,286	2,640
Net effect of foreign operations	(49,568)	(44,658)	(37,875)
AJCA dividend repatriation	—	24,000	—
Other, net	(725)	(753)	(71)

Provision for income taxes	$40,759	$72,588	$61,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2006	2005

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows:
Deferred tax assets:
Net operating losses and credits	$115,325	$125,632
Depreciation and capitalized software	2,411	1,570
Amortization	3,436	12,644
Stock-based compensation	8,807	—
Deferred compensation	20,731	9,553
Revaluation of equity investments	11,240	9,356
Inventory	1,902	2,761
Accrued liabilities and reserves	11,383	2,444
Interest	—	5,161
Other	6,907	7,807

	182,142	176,928
Valuation allowance	(86,826)	(87,997)

Deferred tax asset, net of valuation allowance	95,316	88,931
Deferred tax liabilities:
Depreciation and capitalized software	(11,155)	(7,290)
Amortization	(5,937)	(1,625)
Deferred compensation	—	(3,590)
Indefinite lived intangibles	(15,652)	(13,381)
Other	(80)	(47)

	(32,824)	(25,933)

Net deferred tax assets	$62,492	$62,998

Net deferred tax assets of $22.1 million and $13.0 million are included in other current assets and $40.4 million and $50.0 million are included in other assets at December 31, 2006 and 2005, respectively.

The Company’s deferred tax assets associated with net operating loss, tax credit carryforwards and alternative minimum tax credits are comprised of the following at December 31, 2006: $33.7 million ($87.5 million pre-tax) benefit of U.S. federal and state net operating loss carryforwards that begin to expire in 2020 and 2007, respectively; $64.1 million in foreign tax credits, which begin to expire in 2009; $7.0 million in research and development credits that begin to expire in 2010; and $10.5 million ($39.6 million pre-tax) in foreign net operating losses, $9.0 million ($31.8 million pre-tax) of which do not expire under current law, the remainder of which begin to expire in 2008.

The Company has provided a deferred tax valuation allowance of $86.8 million, principally against foreign tax credits ($64.1 million), certain foreign net operating losses and other deferred tax assets. The benefit relating to foreign tax credits and these other deferred tax assets, if realized, will be credited to additional paid-in capital.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $16.5 million, $4.9 million and $32.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, there were unremitted earnings of foreign subsidiaries of approximately $556.5 million. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 109, “Accounting for Income Taxes”, requires that a Company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods.

As of December 31, 2004, the Company had determined that it was more likely than not that the actual tax benefit of $167.5 million of its deferred tax assets would not be realized. The Company had therefore recorded a cumulative $167.5 million valuation allowance to reduce the net carrying value of these assets to zero for financial reporting purposes as of December 31, 2004. The valuation allowance was determined based on the Company’s review of its future estimated U.S. taxable income levels and the estimated future stock option exercises. Included in this $167.5 million valuation allowance was $154.9 million related to the future tax benefit of U.S. net operating losses generated by the exercise of non-qualified stock options. As required by SFAS No. 109 and APB Opinion No. 25 “Accounting for Stock Issued to Employees”, the Company had originally recorded all $154.9 million of these future tax benefits as increased additional paid-in capital. Accordingly, when the Company recorded a valuation allowance against these future tax benefits, the Company also reduced additional paid-in capital by $154.9 million.

As required by SFAS No. 109, the Company maintained this deferred tax asset valuation allowance until it determined, during 2005, that it was more likely than not that it would realize the actual tax benefit of $92.5 million of deferred tax assets for which a full valuation allowance had been previously provided. The Company made this determination based on the level of the Company’s actual 2005 U.S. taxable income, the Company’s projected future U.S. taxable income levels, the Company’s actual 2005 tax deduction from the exercise of non-qualified stock options and the fact that the Company’s future tax deduction from the exercise of non-qualified stock options would most likely be less than in the past as those options, which were significantly in-the-money, were expiring and exercised by December 31, 2005. The Company therefore recorded, in 2005, a $92.5 million reduction in its deferred tax asset valuation allowance. Because this reduction in the valuation allowance included $78.8 million related to the future tax benefit of U.S. net operating losses generated by the exercise of non-qualified stock options, the Company also restored $78.8 million to the Company’s additional paid-in capital in 2005, in accordance with SFAS No. 109 and APB No. 25. The remaining balance was credited to goodwill in the consolidated balance sheet. The Company believes an appropriate level of profitability had been established and believes that it is more likely than not the deferred tax assets will be realized in the future. The Company made this determination based on a review of facts and circumstances at that time.

In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA creates a temporary incentive for U.S. multi-national corporations to repatriate income accumulated abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It previously had been the Company’s practice to permanently reinvest all foreign earnings into foreign operations. In July 2005, the Board of Directors of the Company approved the repatriation of $500.0 million as a qualified distribution in accordance with the AJCA. The Company has used and will continue to use the repatriated cash to fund current and future operating expenses within the parameters of Internal Revenue Service guidance. During the third quarter of 2005, the Company recorded a tax liability of $24.0 million for the federal, state and foreign taxes related to the qualified and base period distribution in accordance with SFAS No. 109. The Company paid $10.0 million of this tax during 2005 and approximately $9.0 million during the first quarter of 2006. The remainder of this tax liability was offset by the tax benefit of carryforwards.

The Company’s effective tax rates for the years ended December 31, 2006, 2005 and 2004 were 15.5%, 26.4% and 21.6%, respectively. Included in the 2005 effective tax rate is the $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. The remaining decrease in the effective tax rates for 2006 compared to 2005 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates, primarily Ireland and Singapore. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in 2006. The 2004 effective tax rate was impacted by the net tax effect of the Perkin-Elmer litigation judgment received and the litigation provisions for the on-going patent infringement suit with Hewlett-Packard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10	Patent Litigation

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

In consideration of entering into the Applera Settlement Agreement and the Stipulations, the Company and MDS, Inc. and Applied Biosystems/MDS Sciex Instruments entered into royalty paying license agreements, cross licensing the use of the technology described in the parties’ respective patents at issue. In addition, the Company made a one-time payment to Applied Biosystems/MDS Sciex Instruments of $18.1 million on March 11, 2004.

Hewlett-Packard Company:

The Company filed suit in the United States against Hewlett-Packard Company and Hewlett-Packard GmbH (collectively, “HP”), seeking a declaration that certain products sold under the mark “Alliance” did not constitute an infringement of one or more patents owned by HP or its foreign subsidiaries (the “HP patents”). The action in the United States was dismissed for lack of controversy. Actions seeking revocation or nullification of foreign HP patents were filed by the Company in Germany, France and England. A German patent tribunal found the HP German patent to be valid. In Germany, France and England, HP and its successor, Agilent Technologies Deutschland GmbH (“Agilent”), brought actions alleging that certain features of the Alliance pump may infringe the HP patents. In England, the Court of Appeal found the HP patent valid and infringed. The Company’s petitions for leave to appeal to the House of Lords were denied. A trial on damages was scheduled for November 2004.

In March 2004, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continued to infringe the HP patents. At a hearing held in the UK in June 2004, the UK court postponed the previously scheduled November 2004 damages trial until March 2005. Instead, the court scheduled the trial in the new action for November 2004. In December 2004, following a trial in the new action, the UK court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in that action, which was heard in July 2005, and the UK Appellate Court upheld the lower court’s ruling of non-infringement. The damages trial scheduled for March 2005 was postponed pending this appeal and rescheduled for December 2005. In December 2005, a trial on damages commenced in the first action and continued for six days prior to a holiday recess. In February 2006, the Company, HP and Agilent entered into a settlement agreement (the “Agilent Settlement Agreement”) with respect to the first action and a consent order dismissing the case was entered. The Agilent Settlement Agreement provides for the release of the Company and its UK affiliate from each and every claim under Agilent’s European patent (UK) number 309,596 arising out of the prior sale by either of them of Alliance Separations Modules incorporating the patented technology. In consideration of entering into the Agilent Settlement Agreement and the consent order, the Company made a payment to Agilent of 3.5 million British Pounds, in full and final settlement of Agilent’s claim for damages and in relation to all claims for costs and interest in the case.

In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case. The Company has sought a declaration from the French court that, as was found in both the UK and Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter is currently scheduled for June 2007. In the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

German case, a German court has found the patent infringed. The Company appealed the German decision and, in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent is seeking an appeal in that action and, in July 2005, brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. In August 2006, following a trial in this new action the German court ruled that the Company did not infringe the HP patents. Agilent has filed an appeal in this action.

The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in other current liabilities in the consolidated balance sheets at December 31, 2006 and December 31, 2005, was $0.9 million and $5.3 million, respectively, for the England and France suits. The change in the liability through December 31, 2005 is attributable to payment of remaining settlement costs in the U.K. case and payments of legal fees directly associated with the cases.

Perkin-Elmer Corporation:

The Company, through its subsidiary TA, asserted a claim against The Perkin-Elmer Corporation (“PE”) alleging patent infringement of three patents owned by TA (the “TAI patents”). PE counterclaimed for infringement of a patent owned by PE (the “PE patent”). The U.S. District Court for the District of Delaware granted judgment as a matter of law in favor of TA and enjoined PE from infringing the TAI patents. PE appealed the District Court judgment in favor of TA to the federal appellate court. The District Court’s judgment, with respect to PE’s infringement of the TAI patents, was affirmed. The District Court’s judgment, with respect to TA’s non-infringement of the PE patent, was reversed and remanded to the District Court for further proceedings.

On remand to the District Court in October 2002, a jury found PE liable to TA for damages of $13.3 million and found TA did not infringe the PE patent. In May 2003, the District Court entered judgment on the jury’s verdict in favor of the Company. PE has appealed the judgment with respect to TA’s non-infringement of the PE patent. A hearing on the matter was held on May 4, 2004. On May 5, 2004, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the PE Patent. On May 11, 2004, PE, now known as Applera Corporation, paid the Company $17.4 million, including $0.2 million in post-judgment interest. Approximately $0.1 million in legal fees were incurred and were offset against the recording of settlement proceeds.

11	Restructuring and Other Charges

2006 Restructuring:

In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world.

The following is a summary of activity of the Company’s 2006 restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			December 31,
	2005	Charges	Utilization	2006

Severance	$—	$6,443	$(5,010)	$1,433
Other	—	2,041	(1,993)	48

Total	$—	$8,484	$(7,003)	$1,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect to incur any additional charges in connection with this restructuring. Other charges include approximately $0.7 million of leasehold improvement assets, net of accumulated amortization, written-off as a result of the closure of the facility in the Netherlands.

2004 Restructuring:

In January 2004, the Company initiated a small restructuring effort to realign its personnel between various support functions and field sales and service organizations around the world. As a result, 70 employees were terminated, all of which had left the Company as of December 31, 2004. The provision of $2.1 million, recorded during the year ended December 31, 2004, represents costs incurred, including severance costs, for the 70 people and other directly related incremental costs of this realignment effort. The Company’s 2004 restructuring liability was zero at December 31, 2006 and 2005. Also during 2004, the Company reversed approximately $2.2 million in restructuring accruals related to a 2002 restructuring initiative.

12	Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2022, cover buildings, office equipment and automobiles. Rental expense was $23.3 million, $23.2 million and $19.7 million during the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rents payable as of December 31, 2006 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2007	$18,894
2008	15,679
2009	12,260
2010	9,404
2011 and thereafter	27,991

The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $0.6 million, $0.8 million and $1.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum licenses payable under existing license agreements as of December 31, 2006 will be immaterial for the years ended December 31, 2007 and thereafter.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, with the exception of the current litigation described in Note 10, will not be material to the financial position or results of operations.

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

13  Stock-Based Compensation

On May 6, 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of December 31, 2006, the 2003 Plan has 5.4 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest ratably over a five year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of December 31, 2006, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

On February 26, 1996, the Company adopted its 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 1.0 million shares of the Company’s common stock commencing October 1, 1996. As of December 31, 2006, 0.7 million shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $0.4 million for the year ended December 31, 2006.

On January 1, 2006, the Company adopted SFAS No. 123(R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and SAB 107, “Share-Based Payment”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards at the time of grant.

The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the year ended December 31, 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that ultimately is expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of the change in accounting for forfeitures is immaterial.

The consolidated statements of operations for the three years ended December 31, 2006, 2005 and 2004 include the following stock-based compensation expense related to stock option awards, restricted stock, and restricted stock unit awards and the employee stock purchase plan (in thousands):

	2006	2005	2004

Cost of sales	$4,345	$—	$—
Selling and administrative	19,357	765	75
Research and development	5,111	—	—

Total stock-based compensation	$28,813	$765	$75

The after-tax stock-based compensation and the impact to diluted earnings per share of adopting SFAS No. 123(R) for the year ended December 31, 2006 were $20.6 million with a $0.20 per share reduction to diluted earnings per share. As of December 31, 2006, the Company has capitalized stock-based compensation costs of $0.6 million and $1.0 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method of accounting prescribed by APB No. 25 and related interpretations, including Financial Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-option compensation awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statements of operations. Stock-based compensation expense recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan was $0.8 million and $0.1 million in the years ended December 31, 2005 and 2004, respectively. The 2005 and 2004 stock-based compensation expense amounts were all recorded in selling and administrative expenses.

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as part of cash from operating activities. Under SFAS No. 123(R), approximately $16.5 million of windfall benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the year ended December 31, 2006.

During 2006 the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $40.1 million and the total cash received from the exercise of these stock options was $39.9 million.

As of December 31, 2006, there was $61.1 million of total unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 for the Company’s stock-based compensation plans for all of the periods shown.

Compensation Expense — Fair Value Method (in thousands, except per share data)	2005	2004

Net income, as reported December 31	$201,975	$224,053
Deduct: total stock-based employee compensation expense, net of related tax effects	(22,729)	(39,496)
Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	556	59

Pro forma net income	$179,802	$184,616

Net income per share:
Basic — as reported	$1.77	$1.87
Basic — pro forma	$1.58	$1.54
Diluted — as reported	$1.74	$1.82
Diluted — pro forma	$1.55	$1.50

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Beginning in 2005, the Company used implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The expected volatility assumption of all grants issued prior to 2005 was derived from the Company’s historical volatility. The expected life assumption for 2006 grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the 2006 stock option grants is as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2006	2005	2004

Options issued	572	551	1,975
Risk-free interest rate	4.5	4.3	3.8
Expected life in years	6.0	6.0	5.5
Expected volatility	.280	.270	.552
Expected dividends	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2006	2005	2004

Exercise price	$48.64	$39.51	$46.79
Fair value	$18.08	$14.22	$25.10

Stock Option Plans

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2006 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$ 9.39 to $20.00	827	$16.61	1.6	827	$16.61
$20.01 to $30.00	1,755	$22.17	4.8	1,472	$22.28
$30.01 to $40.00	3,399	$34.75	6.5	2,188	$34.80
$40.01 to $50.00	2,433	$47.59	8.3	751	$47.13
$50.01 to $80.97	1,093	$72.21	3.9	1,093	$72.21

	9,507	$38.44	5.9	6,331	$37.43

The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2005	10,939	$8.55 to $80.97	$35.47
Granted	572	$38.10 to $49.31	$48.64
Exercised	(1,727)	$8.55 to $47.25	$21.59
Canceled	(277)	$21.39 to $80.97	$47.07

Outstanding at December 31, 2006	9,507	$9.39 to $80.97	$38.44

Options exercisable at December 31, 2006, 2005 and 2004 were 6.3 million, 6.7 million and 6.1 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2006, 2005 and 2004 were $37.43, $34.34 and $31.98, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2006 was 4.9 years. The aggregate intrinsic value of the outstanding stock options at December 31, 2006 was $125.6 million.

At December 31, 2006, the Company had 9.3 million stock options which are vested and expected to vest. The intrinsic value, the weighted-average price and the remaining contractual life of the vested and expected to vest stock options were $124.0 million, $38.40 and 5.9 years, respectively, at December 31, 2006.

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

On December 31, 2004, the Company approved an amendment to accelerate the vesting of approximately 238 thousand unvested stock options granted between December 2000 and February 2001 to certain employees of the Company. These options had an exercise price significantly greater than the market value of the Company’s stock at that time; hence, in accordance with APB No. 25 and FIN 44, no compensation expense was recorded in the consolidated statements of operations. Each stock option was scheduled to vest primarily in 2005, but became fully vested and exercisable on December 31, 2004. The exercise price and number of shares underlying each affected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock option were unchanged. The acceleration of these options was primarily done as a result of the issuance of SFAS No. 123(R), which under the modified prospective method, requires the expensing of unvested stock options in the first annual reporting period that begins after June 15, 2005. As a result of this acceleration, the Company recognized share-based compensation, net of related tax effects, of $9.1 million in the fourth quarter of 2004 in the pro forma net income disclosure for SFAS No. 123.

Restricted Stock:

During the year ended December 31, 2006, the Company granted eight thousand shares of restricted stock. During each of the years ended December 31, 2005 and 2004, the Company granted seven thousand shares of restricted stock. The restrictions on these shares lapse January 30, 2009, 2008 and 2007, respectively. The Company has recorded $0.2 million, $0.2 million and $0.1 million of compensation expense during 2006, 2005 and 2004, respectively, related to the restricted stock grants. The weighted-average fair value on the grant date of the restricted stock for 2006, 2005 and 2004 was $39.64, $45.77 and $33.12, respectively. As of December 31, 2006, the Company has twenty thousand unvested shares of restricted stock outstanding with a total of $0.3 million of unrecognized compensation cost. This cost is expected to be recognized over a weighted-average period of 1.1 years. As of January 1, 2006, the Company had twelve thousand unvested shares of restricted stock outstanding.

Restricted Stock Units:

During 2006, the Company granted three hundred and eighteen thousand restricted stock units which vest ratably over a five year period. The weighted-average fair value of these awards was based on the fair value of the stock on the date of grant which was $43.02 per unit. The amount of compensation cost recognized for the year ended December 31, 2006 on the restricted stock units expected to vest was $1.9 million. As of December 31, 2006, none of these shares were vested and there was $10.2 million of total unrecognized compensation cost related to the restricted stock unit awards that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.8 years.

14	Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$222,200	102,691	$2.16

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,217
Exercised and cancellations		332

Net income per diluted common share	$222,200	104,240	$2.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$201,975	114,023	$1.77

Effect of dilutive stock option and restricted stock securities:
Outstanding		1,831
Exercised and cancellations		91

Net income per diluted common share	$201,975	115,945	$1.74

	Year Ended December 31, 2004
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$224,053	119,640	$1.87

Effect of dilutive stock option and restricted stock securities:
Outstanding		2,192
Exercised and cancellations		1,237

Net income per diluted common share	$224,053	123,069	$1.82

For the years ended December 31, 2006, 2005 and 2004, the Company had 3.5 million, 3.2 million and 3.2 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

15	Comprehensive Income

Comprehensive income details follow (in thousands):

	Year Ended December 31
	2006	2005	2004

Net income	$222,200	$201,975	$224,053
Foreign currency translation	27,072	(44,383)	27,413
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(16,269)	11,894	(14,371)
Income tax expense (benefit)	(5,694)	4,163	(5,030)

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	(10,575)	7,731	(9,341)

Net foreign currency adjustments	16,497	(36,652)	18,072
Retirement liability adjustment, net of tax	4,210	(1,021)	427
Unrealized losses on investments before income taxes	—	(2,214)	(191)
Income tax (benefit)	—	(775)	(67)

Unrealized gains (losses) on investments, net of tax	—	(1,439)	(124)

Other comprehensive income (loss)	20,707	(39,112)	18,375

Comprehensive income	$242,907	$162,863	$242,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16	Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a defined contribution plan, after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. After one year of service, the Company makes a matching contribution of 50% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2006, 2005 and 2004, the Company’s matching contributions amounted to $3.6 million, $3.4 million and $3.1 million, respectively.

U.S. employees are eligible to participate in the Waters Retirement Plan, a defined benefit, cash balance plan, after one year of service. Annually, the Company credits each employee’s account as a percentage of eligible pay based on years of service. In addition, each employee’s account is credited for investment returns at the beginning of each year for the prior year at the average 12 month Treasury Bill rate plus 0.5%, limited to a minimum rate of 5% and a maximum rate of 10%. An employee does not vest until the completion of five years of service, at which time the employee becomes 100% vested.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”), which is non-qualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums. The Company also sponsors other unfunded employee benefit plans in the U.S., including a retirement health care plan, which provides reimbursement for medical expenses and is contributory. There are various non-U.S. retirement plans sponsored by the Company. The eligibility and vesting of the non-U.S. plans are generally consistent with the local laws and regulations.

On December 31, 2006, the Company adopted SFAS No. 158 which amends SFAS No. 87, SFAS No. 88, SFAS No. 106 and SFAS No. 132(R). This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The effect of adopting SFAS No. 158 on the statements of financial position is as follows (in thousands):

		Minimum
		Pension		After
	Before	Liability	SFAS No.	Adoption of
	Adoption of	Adjustment	158 Adoption	SFAS No.
	SFAS No. 158	(‘‘MPLA”)	Adjustments	158 & MPLA

Assets
Pension asset	$2,268	$—	$(535)	$1,733
Deferred tax asset	—	—	6,959	6,959
Liabilities
Current pension and retirement benefit liability	—	—	(130)	(130)
Long-term pension and retirement benefit liability	(33,360)	4,210	(8,008)	(37,158)

	$(31,092)	$4,210	$(1,714)	$(28,596)

Accumulated after-tax other comprehensive loss	$14,346	$(4,210)	$1,714	$11,850

The net periodic pension cost under SFAS 87 is made up of several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company’s accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the Waters Retirement Plan and SERP plan, together herein referred to as “U.S. Pension Plans”, the U.S. postretirement healthcare plan and the Company’s non-U.S. retirement plans are presented in the following tables, using the measurement date of December 31, 2006 and 2005, respectively (in thousands):

The summary of the projected benefit obligations at December 31, 2006 and 2005, respectively, is as follows (in thousands):

	2006			2005
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Benefit obligation, January 1,	$81,689	$4,530	$19,775	$70,460	$3,800	$20,463
Service cost	7,916	629	1,137	6,931	606	1,177
Interest cost	4,529	241	687	3,898	214	722
Plan amendments	—	—	—	—	230	—
Employee rollovers	987	—	—	466	—	—
Actuarial (gain) or loss	(1,404)	(166)	(1,073)	2,319	(109)	598
Disbursements	(2,304)	(293)	(800)	(2,385)	(211)	(598)
Currency Impact	—	—	1,358	—	—	(2,587)

Benefit obligation, December 31,	$91,413	$4,941	$21,084	$81,689	$4,530	$19,775

The summary of the fair value of the plan assets at December 31, 2006 and 2005, respectively, is as follows (in thousands):

	2006			2005
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Fair value of assets, January 1	$60,803	$1,277	$8,878	$51,716	$975	$8,740
Actual return on plan assets	6,017	223	543	4,670	49	837
Company contributions	3,877	190	1,217	6,336	132	920
Employee contributions	—	356	—	—	332	—
Disbursements	(2,304)	(293)	(800)	(2,385)	(211)	(598)
Employee rollovers	987	—	—	466	—	—
Currency Impact	—	—	912	—	—	(1,021)

Fair value of assets, December 31	$69,380	$1,753	$10,750	$60,803	$1,277	$8,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status of the plans at December 31, 2006 and 2005, respectively, is as follows (in thousands):

	2006			2005
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation, January 1	$(91,413)	$(4,941)	$(21,084)	$(81,689)	$(4,530)	$(19,775)
Fair value of plan assets	69,380	1,753	10,750	60,803	1,277	8,878

Projected benefit obligation in excess of fair value of plan assets	$(22,033)	$(3,188)	$(10,334)	(20,886)	(3,253)	(10,897)

Unrecognized prior service cost				(603)	(482)	—
Unrecognized net actuarial loss				22,076	407	2,682

Net amount recognized at December 31				$587	$(3,328)	$(8,215)

The summary of the amounts recognized in the consolidated balance sheet for the plans at December 31, 2006 under SFAS No. 158 is as follows (in thousands):

	2006
		U.S.
	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Long-term assets	$—	$—	$1,733
Current liabilities	(40)	—	(90)
Long-term liabilities	(21,993)	(3,188)	(11,977)

Net amount recognized at December 31, 2006	$(22,033)	$(3,188)	$(10,334)

The summary of the amounts recognized in the consolidated balance sheet for the plans at December 31, 2005 prior to the adoption of SFAS No. 158 is as follows (in thousands):

	2005
		U.S.
	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Accrued liability	$(13,759)	$(3,328)	$(10,213)
Other comprehensive income	14,346	—	—
Long-term assets	—	—	1,998

Net amount recognized at December 31, 2005	$587	$(3,328)	$(8,215)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2006, 2005 and 2004, respectively, are as follows (in thousands):

	2006			2005			2004
		U.S.			U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans

Service cost	$7,916	$273	$1,137	$6,931	$274	$1,177	$6,192	$156	$1,046
Interest cost	4,529	241	687	3,898	214	722	3,499	183	651
Return on plan assets	(4,695)	(95)	(328)	(4,142)	(75)	(490)	(3,389)	(45)	(432)
Net amortization:
Prior service costs	(82)	(54)	—	(82)	(54)	—	(82)	(78)	—
Net actuarial loss	1,234	—	13	933	—	53	879	5	13

Net periodic pension cost	$8,902	$365	$1,509	$7,538	$359	$1,462	$7,099	$221	$1,278

The summary of the amounts included in accumulated other comprehensive income (loss) in stockholders’ equity for the plans at December 31, 2006 is as follows (in thousands):

	2006
		U.S.
	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Net loss	$(18,116)	$(114)	$(1,527)
Prior service credit	520	428	—
Transition obligation	—	—	—

Total	$(17,596)	$314	$(1,527)

The summary of the amounts included in accumulated other comprehensive income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2006 is as follows (in thousands):

	2006
		U.S.
	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Net loss	$(979)	$—	$(19)
Prior service credit	87	(53)	—
Transition obligation	—	—	—

Total	$(892)	$(53)	$(19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the accrued pension cost included in the consolidated balance sheet for the plans at December 31, 2005 and 2004, respectively, is as follows (in thousands):

	2005			2004
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Accrued pension cost, January 1	$(11,536)	$(3,101)	$(8,883)	$(15,194)	$(3,013)	$(8,394)
SFAS 87 cost	(7,538)	(359)	(1,462)	(7,099)	(221)	(1,278)
Company contributions and direct payments to beneficiaries made during the year	6,336	132	920	10,330	133	1,257
Other comprehensive income	(1,021)	—	—	427	—	—
Currency impact	—	—	1,210	—	—	(468)

Accrued pension cost, December 31	$(13,759)	$(3,328)	$(8,215)	$(11,536)	$(3,101)	$(8,883)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans at December 31, 2006 and 2005, respectively, are detailed as follows (in thousands):

	2006			2005
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation	$91,413	$4,941	$21,084	$81,689	$4,530	$19,775
Accumulated benefit obligation	$83,966	$ *	$17,016	$74,437	$ *	$15,391
Fair value of plan assets	$69,380	$1,753	$10,750	$60,803	$1,277	$8,878

*	Not applicable.

The plans’ investment asset mix is as follow at December 31, 2006, 2005 and 2004, respectively:

	2006			2005
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Equity securities	70%	50%	0%	65%	50%	0%
Debt securities	27%	50%	2%	29%	50%	2%
Cash and cash equivalents	1%	0%	0%	2%	0%	0%
Other	2%	0%	98%	4%	0%	98%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S.		Non-U.S.
	Retirement Healthcare Plans		Pension Plans
	Policy Target	Range	Policy Target

Equity securities	60%	40% - 80%	0%
Debt securities	40%	20% - 60%	2%
Cash and cash equivalents	0%	0% - 20%	98%

The asset allocation policy for the U.S. pension and retirement plans was developed in consideration of the following long-term investment objectives: achieving a return on assets consistent with the investment policy,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximizing portfolio returns with at least a return of 2.5% above the one-year Treasury Bill rate, and achieving portfolio returns which exceeds the average return for similarly invested funds.

Within the equity portfolio of the U.S. retirement plan, investments are diversified among capitalization and style. Up to 20% of the U.S. retirement plan’s equity portfolio may be invested in financial markets outside of the United States. The Company does not invest in its own stock within the U.S. retirement plan assets.

The Company prohibits the following types of assets or transactions in the U.S. retirement plan: short selling, margin transactions, commodities and future contracts, private placements, options and letter stock.

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2006, 2005 and 2004, respectively, are as follows:

	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.82%	2.25% - 5.00%	5.50%	2.25% - 4.75%	5.75%	2.25% - 5.25%
Increases in compensation levels	4.75%	2.75% - 3.25%	4.75%	2.75% - 3.25%	4.75%	2.75% - 3.00%

The weighted-average assumptions used to determine the pension cost at December 31, 2006, 2005 and 2004, respectively, are as follows:

	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.50%	2.25% - 4.75%	5.75%	2.25% - 5.25%	6.00%	2.00% - 5.50%
Return on assets	6.75% - 8.00%	2.50% - 4.00%	6.75% - 8.00%	2.50% - 7.50%	6.75% - 8.00%	2.50% - 7.50%
Increases in compensation levels	4.75%	2.75% - 3.25%	4.75%	2.75% - 3.00%	4.75%	2.50% - 3.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.4 million. A one-quarter percentage point change in the assumed long-term rate of return would impact the Company’s net periodic benefit cost for the U.S. pension plan by approximately $0.2 million.

During fiscal year 2007, the Company expects to contribute approximately $4.0 million to $8.0 million to the Company’s pension plans.

Estimated future benefit payments as of December 31, 2006 are as follows (in thousands):

	U.S.	Non-U.S.
	Pension	Pension
	Plans	Plans	Total

2007	$4,248	$997	$5,245
2008	4,368	268	4,636
2009	5,929	309	6,238
2010	5,352	599	5,951
2011	6,349	643	6,992
2012 - 2016	48,149	4,403	52,552

17	Business Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision-makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

Waters Division is in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis and rheometry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution, and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

Net sales for the Company’s products and services are as follows for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Product net sales
LC and MS instrument systems	$658,457	$601,366	$590,145
Chemistry	180,519	153,157	141,234
TA instrument systems	83,556	80,150	75,422

Total product net sales	922,532	834,673	806,801

Service net sales
LC and MS service	320,895	293,453	271,524
TA service	36,802	30,110	26,211

Total service net sales	357,697	323,563	297,735

Total net sales	$1,280,229	$1,158,236	$1,104,536

Geographic information is presented below (in thousands):

Year Ended December 31	2006	2005	2004

Net Sales:
United States	$405,632	$391,084	$384,738
Europe	437,088	390,994	379,781
Japan	135,791	133,532	124,269
Asia	205,440	153,076	136,172
Other	96,278	89,550	79,576

Total consolidated sales	$1,280,229	$1,158,236	$1,104,536

The United States category includes Puerto Rico. The Other category includes Canada and Latin America. Net revenues are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets information is presented below (in thousands):

December 31	2006	2005

Long-lived assets:
United States	$109,860	$107,639
Europe	34,175	29,278
Japan	436	526
Asia	3,401	2,196
Other	1,390	1,391

Total long-lived assets	$149,262	$141,030

The United States category includes Puerto Rico. The Other category includes Canada and Latin America. Long-lived assets exclude goodwill and other intangible assets.

18	Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$290,218	$301,899	$301,182	$386,930	$1,280,229
Cost of sales	120,628	126,004	127,167	162,386	536,185

Gross Profit	169,590	175,895	174,015	224,544	744,044
Selling and administrative expenses	85,538	88,968	87,397	95,761	357,664
Research and development expenses	19,043	19,655	19,138	19,470	77,306
Purchased intangibles amortization	1,194	1,383	1,403	1,459	5,439
Restructuring and other charges	4,352	2,974	344	814	8,484

Operating Income	59,463	62,915	65,733	107,040	295,151
Other expense	—	—	—	(5,847)	(5,847)
Interest expense	(11,428)	(12,477)	(13,565)	(14,187)	(51,657)
Interest income	5,292	6,205	6,877	6,938	25,312

Income from operations before income taxes	53,327	56,643	59,045	93,944	262,959
Provision for income taxes	9,172	8,863	8,669	14,055	40,759

Net Income	$44,155	$47,780	$50,376	$79,889	$222,200

Net income per basic common share	$0.42	$0.46	$0.49	$0.79	$2.16
Weighted-average number of basic common shares	104,585	103,010	101,845	101,431	102,691

Net income per diluted common share	$0.42	$0.46	$0.49	$0.78	$2.13
Weighted-average number of diluted common shares and equivalents	105,901	104,337	103,074	103,019	104,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$268,305	$284,630	$273,031	$332,270	$1,158,236
Cost of sales	111,801	117,066	115,508	133,980	478,355

Gross Profit	156,504	167,564	157,523	198,290	679,881
Selling and administrative expenses	80,595	82,861	76,645	81,593	321,694
Research and development expenses	16,747	16,485	16,982	16,691	66,905
Purchased intangibles amortization	1,282	1,266	1,241	1,216	5,005
Litigation provisions	—	—	—	3,122	3,122

Operating Income	57,880	66,952	62,655	95,668	283,155
Other expense, net	—	—	—	(3,103)	(3,103)
Interest expense	(4,159)	(5,753)	(6,599)	(8,233)	(24,744)
Interest income	4,523	5,290	4,630	4,812	19,255

Income from operations before income taxes	58,244	66,489	60,686	89,144	274,563
Provision for income taxes	11,649	12,424	34,969	13,546	72,588

Net Income	$46,595	$54,065	$25,717	$75,598	$201,975

Net income per basic common share	$0.39	$0.47	$0.23	$0.70	$1.77
Weighted-average number of basic common shares	118,719	116,092	112,981	108,364	114,023

Net income per diluted common share:	$0.38	$0.46	$0.22	$0.69	$1.74
Weighted-average number of diluted common shares and equivalents	121,156	117,722	114,942	109,962	115,945

The Company experiences a seasonal increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year-end. Selling and administrative expenses are typically higher in the second quarter over the first quarter in each year as the Company’s annual payroll merit increases take effect. Expenses traditionally are lower in the third quarter due to lower travel and promotional expenses as this is a typical vacation period. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the third quarter of 2005, the Company recorded a tax liability of $24.0 million related to the repatriation of funds from the Company’s foreign subsidiaries under the American Jobs Creation Act of 2004.

SELECTED FINANCIAL DATA

In thousands, except per share and employees data	2006*	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$1,280,229	$1,158,236	$1,104,536	$958,205	$889,967
Income from operations before income taxes	$262,959	$274,563	$285,671	$223,686	$195,411
Income before cumulative effect of changes in accounting principles	$222,200	$201,975	$224,053	$170,891	$152,218
Cumulative effect of changes in accounting principles	—	—	—	—	(4,506	)(1)

Net income	$222,200	$201,975	$224,053	$170,891	$147,712

Income per basic common share:
Income before cumulative effect of changes in accounting principles per basic common share	$2.16	$1.77	$1.87	$1.39	$1.17
Cumulative effect of changes in accounting principles	—	—	—	—	(0.03)
Net income per basic common share	$2.16	$1.77	$1.87	$1.39	$1.13
Weighted-average number of basic common shares	102,691	114,023	119,640	123,189	130,489
Income per diluted common share:
Income before cumulative effect of changes in accounting principles per diluted common share	$2.13	$1.74	$1.82	$1.34	$1.12
Cumulative effect of changes in accounting principles	—	—	—	—	(0.03)
Net income per diluted common share	$2.13	$1.74	$1.82	$1.34	$1.09
Weighted- average number of diluted common shares and equivalents	104,240	115,945	123,069	127,579	135,762
BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$514,166	$493,588	$539,077	$356,781	$263,312
Working capital**	$313,846	$309,101	$480,894	$339,835	$338,233
Total assets	$1,617,313	$1,428,931	$1,460,426	$1,130,861	$1,015,240
Long-term debt, including current maturities	$500,000	$500,000	$250,000	$225,000	$—
Stockholders’ equity**	$362,383	$283,632	$678,686	$590,477	$665,310
Employees	4,687	4,503	4,271	3,963	3,677

*	As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment”, as of January 1, 2006, all share-based payments to employees have been recognized in the statements of operations based on their fair values. The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Stock-based compensation expense related to SFAS 123(R) was approximately $28.8 million for the year ended December 31, 2006.

**	As result of the adoption of SFAS No. 158 as of December 31, 2006, the Company was required to recognize the underfunded status of the Company’s retirement plans as a liability in the consolidated balance sheet. Prior to 2006, a significant portion of the Company’s retirement contribution accrual was classified in other current liabilities and included in working capital. In 2006, in accordance with SFAS No. 158, the majority of the retirement contribution accrual is included in the long-term retirement liabiliy. Also, as result of the adoption SFAS No. 158, stockholders’ equity decreased by $1.7 million after-tax.

(1)	In the second quarter of 2002, the Company changed its method of accounting for legal costs associated with litigating patents effective January 1, 2002. As a result, the Company recorded a cumulative effect of changes in accounting principles of $4.5 million, net of tax.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a:	Controls and Procedures

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

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 35.

(c)	Report of the Independent Registered Public Accounting Firm

See report of PricewaterhouseCoopers LLP in Item 8 on page 36-37.

(d)	Changes in Internal Controls Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Goverance

Information regarding our directors is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the headings “Election of Directors,” “Directors and Executive Officers” and “Report of the Audit Committee of the Board of Directors.” Information regarding Section 16(a) compliance is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website, www.waters.com, under the caption About Waters > Corporate Governance. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on such website. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors are available on the

Company’s website, www.waters.com, under the caption About Waters > Corporate Governance. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

The Company’s Chief Executive Officer has certified that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.

Item 11:	Executive Compensation

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Compensation of Directors and Executive Officers.” Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A))

Equity compensation plans approved by security holders	9,507	$38.44	5,418
Equity compensation plans not approved by security holders	—	—	—

Total	9,507	$38.44	5,418

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Directors’ and Executive Officers.” Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Audit Fees.” Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 38 to 76. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated March 1, 2007, is set forth on page 36-37 of this Form 10-K.

(2)	Financial Statement Schedule:

None.

(3) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation.(18)
3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.(3)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000.(6)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.(8)
3.21	Amended and Restated Bylaws of Waters Corporation dated as of December 13, 2006.
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(5)(*)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan.(9)(*)
10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(4)(*)
10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(4)(*)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(7)(*)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(7)(*)
10.5	Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.(13)(*)
10.51	First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.(5)(*)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(5)(*)
10.7	Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996.(19)
10.8	Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation.(20)
10.9	WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan (including Form of Amended and Restated Stock Option Agreement).(2)(*)
10.91	Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan.(5)(*)
10.10	Waters Corporation Retirement Plan.(2)(*)

Exhibit
Number	Description of Document

10.11	Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation.(2)
10.12	Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers.(2)
10.13	Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management.(2)(*)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(14)(*)
10.19	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Mark T. Beaudouin.(15)(*)
10.20	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Douglas A. Berthiaume.(15)(*)
10.21	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Arthur G. Caputo.(15)(*)
10.22	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and William J. Curry.(15)(*)
10.25	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and John Ornell.(15)(*)
10.26	Credit Agreement, dated as of May 28, 2004 among Waters Corporation and Citizens Bank of Massachusetts.(16)
10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(17)(*)
10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(17)(*)
10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(17)(*)
10.30	Five Year Credit Agreement, dated as of December 15, 2004 among Waters Corporation, Waters Technologies Ireland Ltd., Waters Chromatography Ireland Ltd., JP Morgan Chase Bank, N.A. and other Lenders party thereto.(21)
10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan(21).(*)
10.34	Waters Corporation 2003 Equity Incentive Plan.(12)(*)
10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(21)(*)
10.36	2005 Waters Corporation Amended and Restated Management Incentive Plan.(21)(*)
10.37	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent.(22)
10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(23)(*)
10.39	Five Year Credit Agreement, dated as of November 28, 2005 among Waters Corporation, JP Morgan Chase Bank, N.A. and other Lenders party thereto.(11)
10.40	First Amendment dated as of October 12, 2005, to the Five Year Credit Agreement, dated as of December 15, 2004.(11)
10.45	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Elizabeth B. Rae.(*)(11)
10.46	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(*)
10.47	Five Year Credit Agreement, dated January 11, 2007 among Waters Corporation, Waters Technologies Ireland Limited. JP Morgan Chase Bank, N.A., JP Morgan Europe and other Lenders party thereto.

Exhibit
Number	Description of Document

10.48	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(*)
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-3810).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000.

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002.

(9)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002.

(11)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 6, 2006.

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003.

(13)	Incorporated by reference to Exhibit C of the Registrant’s 1996 Proxy Statement.

(14)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 10, 2004.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 2004.

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004.

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 29, 1996.

(20)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 11, 1996.

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005.

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005.

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005.

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell
John Ornell
Vice President, Finance and
Administration and Chief Financial Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

/s/ Douglas A. Berthiaume Douglas A. Berthiaume	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ John Ornell John Ornell	Vice President, Finance and Administration and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Joshua Bekenstein Joshua Bekenstein	Director

/s/ Dr. Michael J. Berendt Dr. Michael J. Berendt	Director

/s/ Edward Conard Edward Conard	Director

/s/ Dr. Laurie H. Glimcher Dr. Laurie H. Glimcher	Director

/s/ Christopher A. Kuebler Christopher A. Kuebler	Director

/s/ William J. Miller William J. Miller	Director

/s/ JoAnn A. Reed JoAnn A. Reed	Director

/s/ Thomas P. Salice Thomas P. Salice	Director