Form 10-Q
period 2007-03-31
WATERS CORP /DE/
filed 2007-05-04
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑                Accelerated filer ☐                 Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of April 27, 2007: 100,901,106

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$503,686	$514,166
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,008 and $8,439 at March 31, 2007 and December 31, 2006, respectively	278,636	272,157
Inventories	177,684	168,437
Other current assets	48,774	44,920

Total current assets	1,008,780	999,680

Property, plant and equipment, net of accumulated depreciation of $166,672 and $160,816 at March 31, 2007 and December 31, 2006, respectively	149,908	149,262
Intangible assets, net	133,477	131,653
Goodwill	264,760	265,207
Other assets	71,379	71,511

Total assets	$1,628,304	$1,617,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$371,504	$403,461
Accounts payable	52,311	47,073
Accrued employee compensation	27,808	35,824
Deferred revenue and customer advances	96,367	76,131
Accrued income taxes	—	58,011
Accrued warranty	12,522	12,619
Other current liabilities	53,259	52,715

Total current liabilities	613,771	685,834
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of post retirement benefits	61,339	58,187
Long-term income tax liability	64,323	—
Other long-term liabilities	14,063	10,909

Total long-term liabilities	639,725	569,096

Total liabilities	1,253,496	1,254,930

Commitments and contingencies (Notes 6, 7, 8, 9 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 145,004 and 144,092 shares issued, 100,819 and 101,371 shares outstanding at March 31, 2007 and December 31, 2006, respectively	1,450	1,441
Additional paid-in capital	594,036	554,169
Retained earnings	1,378,789	1,326,757
Treasury stock, at cost, 44,185 and 42,721 shares at March 31, 2007 and December 31, 2006 , respectively	(1,645,166)	(1,563,649)
Accumulated other comprehensive income	45,699	43,665

Total stockholders’ equity	374,808	362,383

Total liabilities and stockholders’ equity	$1,628,304	$1,617,313

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Product sales	$239,004	$208,565
Service sales	91,773	81,653

Total net sales	330,777	290,218
Cost of product sales	98,123	81,150
Cost of service sales	45,109	39,478

Total cost of sales	143,232	120,628

Gross profit	187,545	169,590
Selling and administrative expenses	93,907	85,538
Research and development expenses	18,722	19,043
Purchased intangibles amortization	2,125	1,194
Restructuring and other charges (Note 9)	—	4,352

Operating income	72,791	59,463
Interest expense	(13,188)	(11,428)
Interest income	6,353	5,292

Income from operations before income taxes	65,956	53,327
Provision for income taxes	10,019	9,172

Net income	$55,937	$44,155

Net income per basic common share	$0.55	$0.42
Weighted-average number of basic common shares	101,416	104,585
Net income per diluted common share	$0.54	$0.42
Weighted-average number of diluted common shares and equivalents	103,198	105,901
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$55,937	$44,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	525	1,393
Provisions on inventory	2,117	2,313
Stock-based compensation	6,938	7,514
Deferred income taxes	651	(2,052)
Depreciation	6,570	6,074
Amortization of intangibles	6,335	4,829

Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,679)	11,799
Increase in inventories	(10,544)	(13,802)
Increase in other current assets	(636)	(1,781)
Increase in other assets	(3,509)	(419)
Decrease in accounts payable and other current liabilities	(2,572)	(1,851)
Increase in deferred revenue and customer advances	19,109	18,417
Increase in other liabilities	5,445	1,842

Net cash provided by operating activities	82,687	78,431

Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(12,816)	(9,979)
Business acquisition	—	(13,705)
Cash received from escrow related to business acquisition	724	—

Net cash used in investing activities	(12,092)	(23,684)

Cash flows from financing activities:
Proceeds from debt issuances	934,648	100,495
Payments on debt	(966,605)	(88,605)
Payments of debt issuance costs	(1,081)	—
Proceeds from stock plans	25,080	10,694
Purchase of treasury shares	(81,517)	(90,116)
Excess tax benefit related to stock option plans	7,867	911
Net payments of debt swaps and other dervatives contracts	(99)	(548)

Net cash used in financing activities	(81,707)	(67,169)
Effect of exchange rate changes on cash and cash equivalents	632	57

Decrease in cash and cash equivalents	(10,480)	(12,365)
Cash and cash equivalents at beginning of period	514,166	493,588

Cash and cash equivalents at end of period	$503,686	$481,223

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, microcalorimetry and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer of and supplier of software based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2007 and 2006 ended on March 31, 2007 and April 1, 2006, respectively.
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. All material inter-company balances and transactions have been eliminated.
     The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.
     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K filing with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006.
Income Taxes
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 7, Income Taxes, for additional information.
Product Warranty Costs
The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
March 31, 2007	$12,619	$2,680	$(2,777)	$12,522
April 1, 2006	$11,719	$4,415	$(4,285)	$11,849
Stockholders’ Equity
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. During the three months ended March 31, 2007, the Company repurchased 0.9 million shares at a cost of $47.0 million under this program.
     In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. During the three months ended March 31, 2007 and April 1, 2006, the Company repurchased 0.6 million and 2.1 million shares at a cost of $34.5 million and $90.1 million, respectively, under this program. As of March 31, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program.
2 Stock-Based Compensation
The Company maintains various shareholder approved stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units).
     The Company accounts for stock-based compensation costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, and SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards at the time of grant.
     The consolidated statements of operations for the three months ended March 31, 2007 and April 1, 2006 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	March 31,	April 1,
	2007	2006
Cost of sales	$915	$1,151
Selling and administrative	5,023	4,983
Research and development	1,000	1,380

Total stock-based compensation	$6,938	$7,514

Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In determining the fair value of the stock options the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.
     The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option granted during the three months ended March 31, 2007 and April 1, 2006 are as follows:

	March 31,	April 1,
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2007	2006
Options issued in thousands	47	31
Risk-free interest rate	4.5%	4.3%
Expected life in years	6.0	6.0
Expected volatility	.280	.270
Expected dividends	—	—

	March 31,	April 1,
Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2007	2006
Exercise price	$48.88	$38.10
Fair value	$18.19	$13.71
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2006	9,507	$9.39 to $80.97	$38.44
Granted	47	$48.88	$48.88
Exercised	(841)	$10.69 to $49.03	$29.07
Canceled	(10)	$21.39 to $72.06	$44.90

Outstanding at March 31, 2007	8,703	$9.39 to $80.97	$39.39

Restricted Stock
During the three months ended March 31, 2007 and April 1, 2006, the Company granted eight thousand and six thousand shares of restricted stock, respectively. The restrictions on these shares lapse in equal installments over a three-year period. The fair value of these awards on the grant date for the three months ended March 31, 2007 and April 1, 2006 was $48.88 and $38.10, respectively.
Restricted Stock Units
The following summarizes the unvested restricted stock unit award activity for the three months ended March 31, 2007 and April 1, 2006 (in thousands, except for per share amounts)

	March 31, 2007		April 1, 2006
		Weighted-Average		Weighted-Average
	Shares	Price	Shares	Price
Unvested at the beginning of the period	315	$43.02	—	$—
Granted	243	$53.96	300	$42.73
Vested	(56)	$42.73	—	$—
Forfeited	(1)	$42.73	—	$—

Unvested at the end of period	501	$48.37	300	$42.73

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Restricted stock units are generally issued annually at the end February and vest in equal annual installments over a five year period.
3 Inventories
Inventories are classified as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$55,114	$51,568
Work in progress	19,045	17,400
Finished goods	103,525	99,469

Total inventories	$177,684	$168,437

4 Acquisitions
Environmental Resource Associates
In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resource Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for approximately $61.8 million, including $0.4 million of acquisition-related transaction costs and the assumption of $3.8 million of debt. This acquisition was accounted for under the purchase method of accounting and the results of operations of ERA have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $29.9 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The Company is amortizing the customer relationships, acquired technology and other purchased intangibles over ten years. The non-compete agreements are being amortized over five years. These intangible assets are being amortized over a weighted-average period of approximately 10 years. Included in intangible assets is a trademark in the amount of $3.7 million that has been assigned an indefinite life. ERA was acquired because the Company believes its existing distribution channels can be leveraged with ERA’s strong reputation within environmental laboratories. The excess purchase price of $44.6 million has been accounted for as goodwill and reflects a reimbursement of $0.7 million received in the first quarter of 2007 from the sellers in connection with finalization of the purchase price in accordance with the purchase and sales agreement. The sellers also have provided the Company with normal representation, warranty and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes.
     The Company has determined the fair value of the assets and liabilities and the following table presents the fair values of assets and liabilities recorded in connection with the ERA acquisition (in thousands) :

Accounts receivable	$368
Inventory	4,408
Other current assets	68
Goodwill	44,608
Intangible assets	29,866
Fixed assets	1,417

80,735

Accrued expenses and other current liabilities	3,636
Debt	3,774
Deferred tax liability	11,574

Cash consideration paid, net of cash acquired	$61,751

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
VICAM
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
     The Company has determined the fair value of the assets and liabilities and the following table presents the fair values of assets and liabilities recorded in connection with the VICAM acquisition (in thousands):

Accounts receivable	$950
Inventory	1,837
Other current assets	142
Goodwill	3,716
Intangible assets	7,707
Fixed assets	285

14,637

Accrued expenses and other current liabilities	812

Cash consideration paid	$13,825

Other
In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometric”), a manufacturer of high performance microcalorimeters, and certain net assets and customer lists from an Asian distributor of thermal analysis products for a total of $3.2 million in cash. As part of the Thermometric acquisition, the Company assumed $1.2 million of debt. These acquisitions were accounted for under the purchase method of accounting and the results of operations of these acquisitions have been included in the consolidated results of the Company from the acquisition dates. The combined purchase price of the acquisitions was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2.2 million of the combined purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. The combined excess purchase price of $1.5 million after this allocation has been accounted for as goodwill. The goodwill is not deductible for tax purposes.
     The following represents the unaudited pro forma results of the ongoing operations for Waters, ERA, VICAM and Thermometric as though the acquisitions of ERA, VICAM and Thermometric had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended
	March 31, 2007	April 1, 2006
Net revenues	$330,777	$297,063
Net income	$55,937	$44,875
Net income per basic common share	$0.55	$0.43
Net income per diluted common share	$0.54	$0.42
The pro forma effects of other acquisitions are immaterial.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $264.8 million and $265.2 million at March 31, 2007 and December 31, 2006, respectively. Goodwill decreased by $0.7 million as a result of a purchase price adjustment received from the previous owners of ERA (Note 4). Currency translation adjustments increased goodwill approximately $0.3 million.
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	March 31, 2007			December 31, 2006
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$104,193	$35,538	10 years	$103,930	$33,294	10 years
Capitalized software	114,138	63,706	4 years	108,072	60,223	4 years
Licenses	10,396	6,443	9 years	10,352	6,166	9 years
Patents and other intangibles	16,722	6,285	8 years	14,813	5,831	8 years

Total	$245,449	$111,972	7 years	$237,167	$105,514	8 years

     The gross carrying value of intangible assets increased by approximately $0.3 million in the three months ended March 31, 2007 due to the effect of foreign currency translation.
     For the three months ended March 31, 2007 and April 1, 2006, amortization expense for intangible assets was $6.3 million and $4.8 million, respectively. Amortization expense for intangible assets is estimated to be approximately $25.2 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $0.1 million in the three months ended March 31, 2007 due to the effect of foreign currency translation.
6 Debt
In January 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility, a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility, and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euro. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.
     In January 2007, the Company borrowed $500 million under the new term loan facility, $115 million under the new European Tranche and $270 million under the new U.S. Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the Company’s existing multi-borrower credit agreements entered into in December 2004 and November 2005. Waters Corporation terminated such agreements early without penalty.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grade credit facilities and are similar in nature to ones contained in the terminated credit agreements. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default which are similar in nature to those in the terminated credit agreements.
     As of March 31, 2007, the Company had $855.0 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $243.6 million after outstanding letters of credit. At March 31, 2007, $500.0 million of the debt was classified as long-term debt and $355.0 million classified as short-term debt in the consolidated balance sheets. At December 31, 2006, the Company had a total of $885.0 million borrowed under the previous credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $385.0 million classified as short-term debt at December 31, 2006 in the consolidated balance sheets. The weighted-average interest rates applicable to these borrowings were 5.88% and 6.02% at March 31, 2007 and December 31, 2006, respectively.
     The Company and its foreign subsidiaries also had available short-term lines of credit, totaling $97.1 million and $96.8 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, the related short-term borrowings were $16.5 million at a weighted-average interest rate of 3.18% and $18.5 million at a weighted average interest rate of 3.21%, respectively.
Hedge Transactions
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In the fourth quarter of 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. In December 2006, the Company closed out the swap, resulting in a pre-tax gain of $0.4 million. The gain was deferred and will be recognized in earnings in 2007 over the original term of the interest rate swap.
Hedges of Net Investments in Foreign Operations
During the three months ended March 31, 2007, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values of $100.0 million. At both March 31, 2007 and December 31, 2006, the notional amounts of outstanding contracts were $100.0 million. The Company has designated the cross-currency interest rate swaps as hedges of net investments in foreign operations and, accordingly, the changes in fair value associated with these agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At March 31, 2007 and December 31, 2006, the Company held forward foreign exchange contracts with notional amounts totaling approximately $94.0 million and $70.9 million, respectively.
7 Income Taxes
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48, which became effective on January 1, 2007, requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. In addition, FIN 48 also mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company implemented the methodology prescribed in FIN 48 as of January 1, 2007. The Company recorded the effect of adopting FIN 48 with a $3.9 million charge to beginning retained earnings in the consolidated balance sheet as of January 1, 2007.
     The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes, net of related tax effects, as a component of its income tax provision. For the quarter ended March 31, 2007, the Company included approximately $0.3 million of interest expense, net of related tax benefits, and no tax penalty expense in its income tax provision for the quarter. As of January 1, 2007 and March 31, 2007, the Company had accrued approximately $2.8 million and $3.1 million, respectively, of estimated interest expense, net of related tax benefits. The Company had no accrued tax penalties at either January 1, 2007 or March 31, 2007.
     Following the measurement methodology of FIN 48, the Company had $62.4 million of unrecognized tax benefits as of January 1, 2007. During the quarter ended March 31, 2007, the Company recorded increases of approximately $1.3 million in its unrecognized tax benefits for a total of $63.7 million. If all of the Company’s unrecognized tax benefits as of March 31, 2007 were to become recognizable in the future, the Company would record a total reduction of $65.2 million in income tax provision but the Company does not expect that any portion of that total reduction will occur within the next twelve months; therefore, the unrecognized tax benefit at March 31, 2007 has been classified in the consolidated balance sheet as a long-term income tax liability.
     The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting as of March 31, 2007. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits and deferred tax assets and liabilities. As of March 31, 2007, however, the Company does not expect to be able to estimate the effects of the future lapsing of those statutes of limitations within the next twelve months.
     The Company’s effective tax rates for the three months ended March 31, 2007 and April 1, 2006 were 15.2% and 17.2%, respectively. The decrease in the effective tax rates for the three months ended March 31, 2007 compared to April 1, 2006 is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates, primarily Ireland and Singapore.
8 Patent Litigation
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In France, the Paris District Court found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company filed a further appeal in the case and the appeal was dismissed in March 2007. The Company has sought a declaration from the French court that, as was found in both the UK and Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter is currently scheduled for September 2007. In the German case, a German court found the patent infringed. The Company appealed the German decision and, in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent sought an appeal in that action and the appeal was heard on April 17, 2007. Following the hearing, the German Federal Court of Justice set aside the judgment of the appeals court and remanded the case back to the appeals court for further proceedings. In July 2005, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. In August 2006, following a trial in this new action the German court ruled that the Company did not infringe the HP patents. Agilent has filed an appeal in this action.
     The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in other current liabilities in each of the consolidated balance sheets at March 31, 2007 and December 31, 2006 was $0.9 million for the France suit. The change in the liability in the first quarter of 2006 is attributable to a payment of $3.5 million in connection with the Agilent Settlement Agreement and payment of legal fees directly associated with the cases.
9 Restructuring and Other Charges
2006 Restructuring
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. In 2006, the Company incurred $8.5 million of charges related to the February 2006 initiative, of which $4.4 million was recorded in the first quarter of 2006. The Company does not expect to incur any additional charges in connection with this restructuring.
     The following is a summary of activity of the Company’s restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			March 31,
	2006	Charges	Utilization	2007
Severance	$1,433	$—	$(468)	$965
Other	48	—	(48)	—

Total	$1,481	$—	$(516)	$965

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 31, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$55,937	101,416	$0.55

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,667
Exercised and cancellations		115

Net income per diluted common share	$55,937	103,198	$0.54

	Three Months Ended April 1, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$44,155	104,585	$0.42

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,245
Exercised and cancellations		71

Net income per diluted common share	$44,155	105,901	$0.42

     For the three months ended March 31, 2007 and April 1, 2006, the Company had 1.1 million and 3.1 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$55,937	$44,155
Other comprehensive income (loss):
Foreign currency translation	3,123	3,247
Net depreciation and realized losses on derivative instruments	(1,190)	(967)
Unrealized gains on investment, net of tax	102	—

Comprehensive income	$57,972	$46,435

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended March 31, 2007 and April 1, 2006, respectively, are as follows (in thousands):

	March 31, 2007			April 1, 2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$1,941	$64	$290	$1,979	$68	$279
Interest cost	1,301	69	196	1,132	60	166
Expected return on plan assets	(1,333)	(30)	(97)	(1,174)	(23)	(79)
Net amortization:		—
Prior service costs	(22)	(14)	—	(21)	(14)	—
Net actuarial loss	202	—	5	309	—	3

Net periodic pension cost	$2,089	$89	$394	$2,225	$91	$369

     For the three months ended March 31, 2007 and April 1, 2006, the Company made no contributions to the Plans. During the fiscal year 2007, the Company expects to contribute approximately $4.0 million to $8.0 million to the Plans.
13 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision-makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
     Waters Division is in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis, microcalorimetry and rheometry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.
     Net sales for the Company’s products and services are as follows for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Product net sales
LC and MS instrument systems	$162,199	$148,679
Chemistry	54,178	43,455
TA instrument systems	22,627	16,431

Total product net sales	239,004	208,565

Service net sales
LC and MS service	82,416	74,331
TA service	9,357	7,322

Total service net sales	91,773	81,653

Total net sales	$330,777	$290,218

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14 Recent Accounting Standards Changes and Developments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This standard was effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $330.8 million and $290.2 million for the three months ended March 31, 2007 (the “2007 Quarter”) and April 1, 2006 (the “2006 Quarter”), respectively. Sales grew 14% in the 2007 Quarter over the 2006 Quarter. Overall, the sales growth achieved in the 2007 Quarter can be primarily attributed to the Company’s introduction of new products; an increase in spending by the Company’s pharmaceutical customers; the benefit of a full quarter of sales from acquisitions completed in 2006, which benefited sales growth by approximately 2%, and the effect of foreign currency translation.
     The effect of foreign currency translation benefited the 2007 Quarter sales growth rate by 3%, principally in Europe. U.S. sales increased 21%, European sales grew 14% and Asian sales (including Japan) grew 12% during the 2007 Quarter.
     In the 2007 Quarter, global sales to pharmaceutical customers grew 15%, as customers increased their capital spending on the Company’s new products. Global sales to industrial and food safety customers grew 19% in the 2007 Quarter. Sales to government and academic customers were 11% and somewhat moderated the Company’s overall sales growth. Sales growth for the TA Division (“TA”), a business with a heavy industrial focus, grew 35% for the 2007 Quarter as compared to the 2006 Quarter. TA’s sales growth can be attributed to new product introductions, the full quarter sales impact of the August 2006 Thermometric AB (“Thermometric”) acquisition and a larger than normal backlog of orders in 2006 shipped in the 2007 Quarter. Without the benefit of Thermometric and the unusual backlog reduction, TA sales growth would have been approximately 13%.
     The Waters Division sales grew 12% in the 2007 Quarter. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) products, chemistry consumable products and LC and MS services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales; the new high resolution Q-Tof PremierTM and new SynaptTM HDMSTM systems; organic sales growth from the chemistry consumables business and the 2006 acquisitions. The 2006 acquisitions added 2% to the 2007 Quarter sales growth.
     Operating income was $72.8 million and $59.5 million in the 2007 Quarter and 2006 Quarter, respectively. The $13.3 million net increase in operating income is primarily a result of the increase in sales partially offset by the impact of the $4.4 million of restructuring costs incurred in the 2006 Quarter relating to the February 2006 cost reduction initiative.
     Operating cash flow was $82.7 million and $78.4 million in the 2007 Quarter and 2006 Quarter, respectively. The increase is primarily a result of the increase in net income. In cash flows used in investing activities, capital expenditures were $12.8 million and $10.0 million in the 2007 Quarter and 2006 Quarter, respectively, and the 2006 Quarter included the acquisition of VICAM Limited Partnership (“VICAM”) of $13.7 million. In cash flows from financing activities, the Company repurchased $81.5 million and $90.1 million of the Company’s outstanding common stock in the 2007 Quarter and 2006 Quarter, respectively. In addition, the Company received $25.1 million and $10.7 million of proceeds from stock plans in the 2007 Quarter and 2006 Quarter, respectively.
Results of Operations
Net Sales
Net sales for the 2007 Quarter and the 2006 Quarter were $330.8 million and $290.2 million, respectively, an increase of 14%. Foreign currency translation benefited the 2007 Quarter sales growth rate by 3%. Product sales were $239.0 million and $208.6 million for the 2007 Quarter and the 2006 Quarter, respectively, an increase of 15%. The increase in product sales was primarily due to the overall positive growth in LC, MS and TA instrument systems sales and an increase in chemistry consumables sales. The impact of acquisitions accounted for 3% of the product sales growth. Service sales were $91.8 million and $81.7 million in the 2007 Quarter and the 2006 Quarter, respectively, an increase of 12%. The increase was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.

Waters Division Net Sales
The Waters Division sales grew approximately 12% in the 2007 Quarter. The effect of foreign currency translation benefited the Waters Division sales growth by approximately 3%. Chemistry consumables sales grew approximately 25% in the 2007 Quarter. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology, new XBridge™ columns, Oasis® sample preparation products and the sales associated with newly acquired Environmental Resource Associates (“ERA”) and VICAM product lines. LC and MS service sales grew 11% in the 2007 Quarter due to increased sales of service plans to the higher installed base of customers. LC and MS instrument system sales grew 9% in the 2007 Quarter. The increase in LC and MS instrument sales during the 2007 Quarter is primarily attributable to higher sales of ACQUITY UPLC systems and higher Q-Tof Premier, SQD, TQD and Synapt HDMS systems sales. The Waters Division sales by product mix were substantially unchanged in the 2007 Quarter with instruments, chemistry and service representing approximately 54%, 18% and 28%, respectively. Geographically, the Waters Division sales in the U.S., Europe and Asia (including Japan) strengthened approximately 18%, 14% and 9%, respectively, in the 2007 Quarter. The sales to the rest of the world declined 5% in the 2007 Quarter. The effects of foreign currency translation increased sales growth by 8% and 1% in Europe and Asia (including Japan), respectively, in the 2007 Quarter. U.S. and Europe sales growth in the 2007 Quarter was primarily due to higher demand from the Company’s pharmaceutical and industrial customers and Asia’s sales growth was primarily driven by increased sales in India and China.
TA Division Net Sales
TA’s sales grew 35% in the 2007 Quarter as a result of TA’s new product introductions and expansion of its Asian businesses. In addition, the 2007 Quarter sales growth rate also benefited from the Thermometric acquisition. This August 2006 acquisition added approximately 6% to the TA sales growth rate in the 2007 Quarter. The effect of foreign currency translation benefited the TA sales growth by approximately 2%. Instrument sales grew 38% in the 2007 Quarter. The increase is due to new product introductions and the addition of microcalorimetry instruments through the acquisition of Thermometric. Instrument system sales represented approximately 71% and 69% of sales in the 2007 Quarter and 2006 Quarter, respectively. TA service sales grew 28% in the 2007 Quarter and can be attributed to the increased sales of service plans to the higher installed base of customers. Geographically, sales growth for the 2007 Quarter was predominantly in the U.S., Europe and Asia (including Japan).
Gross Profit
Gross profit for the 2007 Quarter was $187.5 million compared to $169.6 million for the 2006 Quarter, an increase of $17.9 million, or 11%, and can be attributed to the increase in sales. Gross profit as a percentage of sales decreased to 56.7% in the 2007 Quarter from 58.4% in the 2006 Quarter, primarily due to a higher mix of new products which have higher manufacturing costs and the unfavorable foreign currency impact related to the cost of MS products manufactured in the United Kingdom. The Company expects gross profit percentages to improve later in the year as volume efficiencies are achieved on new products.
Selling and Administrative Expenses
Selling and administrative expenses for the 2007 Quarter and 2006 Quarter were $93.9 million and $85.5 million, respectively, an increase of 10%. As a percentage of net sales, selling and administrative expenses were 28.4% for the 2007 Quarter compared to 29.5% for the 2006 Quarter. Approximately $7.1 million of the $8.4 million increase in total selling and administrative expenses for 2007 is primarily due to annual merit increases across most divisions, other headcount additions from acquisitions and related fringe benefits and indirect costs. Management expects selling and administrative expenses to grow at a similar rate through the remainder of 2007.
Research and Development Expenses
Research and development expenses were $18.7 million and $19.0 million for the 2007 Quarter and 2006 Quarter, respectively, a decrease of $0.3 million, or 2%. The decrease in research and development expense is primarily due to significant materials expenses being incurred in the 2006 Quarter on multiple new products that were launched in late 2006.
2006 Restructuring
In February 2006, the Company implemented a cost reduction plan primarily affecting operations in the U.S. and Europe that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. In 2006, the Company incurred $8.5 million of charges related to the February 2006 initiative, of which $4.4 million was recorded in the 2006 Quarter. The Company does not expect to incur any additional charges in connection with the February 2006 restructuring initiative.
     The following is a summary of activity of the Company’s 2006 restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			March 31,
	2006	Charges	Utilization	2007
Severance	$1,433	$—	$(468)	$965
Other	48	—	(48)	—

Total	$1,481	$—	$(516)	$965

Interest Expense
Interest expense was $13.2 million and $11.4 million for the 2007 Quarter and 2006 Quarter, respectively. The increase in interest expense in the 2007 Quarter is primarily attributable to increases in interest rates on the Company’s outstanding debt and an increase in average borrowings in the U.S. to fund the stock repurchase programs.
Interest Income
Interest income was $6.4 million and $5.3 million for the 2007 Quarter and 2006 Quarter, respectively. The increase in interest income is primarily due to higher interest rate yields.
Provision for Income Taxes
In January 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 7, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information.
     The Company’s effective tax rates for the 2007 Quarter and 2006 Quarter were 15.2% and 17.2%, respectively. The decrease in the effective tax rates for the 2007 Quarter compared to the 2006 Quarter is primarily attributable to the proportionate increase in income in international jurisdictions with lower effective tax rates, primarily Ireland and Singapore.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$55,937	$44,155
Depreciation and amortization	12,905	10,903
Stock-based compensation	6,938	7,514
Change in accounts receivable	(3,679)	11,799
Change in inventories	(10,544)	(13,802)
Change in accounts payable and other current liabilities	(2,572)	(1,851)
Change in deferred revenue and customer advances	19,109	18,417
Other changes	4,593	1,296

Net cash provided by operating activities	82,687	78,431
Net cash used in investing activities	(12,092)	(23,684)
Net cash used in financing activities	(81,707)	(67,169)
Effect of exchange rate changes on cash and cash equivalents	632	57

Decrease in cash and cash equivalents	$(10,480)	$(12,365)

Cash Flow from Operating Activities
Net cash provided by operating activities was $82.7 million and $78.4 million in the 2007 Quarter and 2006 Quarter, respectively. The $4.3 million increase in the net cash provided from operating activities in the 2007 Quarter compared to the 2006 Quarter is attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2007 Quarter compared to the 2006 Quarter is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2007 Quarter as compared to the 2006 Quarter. The days-sales-outstanding (“DSO”) decreased to 77 days at March 31, 2007 from 78 days at April 1, 2006.

•	The change in inventory in the 2007 Quarter and the 2006 Quarter results from the increase in inventory due to the introduction of the new MS products, the ramp-up of new TA products and the impact of acquisitions on the 2007 Quarter.

•	The 2007 Quarter change in accounts payable and other current liabilities compared to the 2006 Quarter is primarily attributable to higher management incentive plan payments in the 2007 Quarter. The 2006 Quarter included approximately $4.2 million of litigation payments.

•	Net cash provided from deferred revenue and customer advances in both the 2007 Quarter and 2006 Quarter was a result of the installed base of customers renewing annual service contracts.
Cash Used in Investing Activities
Net cash used in investing activities totaled $12.1 million and $23.7 million in the 2007 Quarter and 2006 Quarter, respectively. Additions to fixed assets and capitalized software were $12.8 million in the 2007 Quarter and $10.0 million in the 2006 Quarter. Capital spending additions during the 2007 and 2006 Quarters were consistent with capital spending trends and expectations to accommodate the Company’s growth. In the 2007 Quarter, the Company received $0.7 million from the former shareholders of ERA in connection with the finalization of the purchase price in accordance with the purchase and sales agreement. Business acquisitions were $13.7 million in the 2006 Quarter, related to the acquisition of the net assets of VICAM . There were no business acquisition expenditures in the 2007 Quarter.

Cash Used in Financing Activities
During the 2007 Quarter, the Company’s net debt borrowings decreased by $32.0 million compared to an $11.9 million increase in the 2006 Quarter.
     In January 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility, a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility, and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euro. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.
     In January 2007, the Company borrowed $500 million under the new term loan facility, $115 million under the new European Tranche and $270 million under the new U.S. Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated as of December 15, 2004 and amended as of October 12, 2005 and the Company’s existing term loan agreement dated as of November 28, 2005. Waters Corporation terminated such agreements early without penalty.
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
     As of March 31, 2007, the Company had $855.0 million borrowed under the credit agreement dated as of January 2007 and an amount available to borrow of $243.6 million after outstanding letters of credit.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. During the three months ended March 31, 2007, the Company repurchased 0.9 million shares at a cost of $47.0 million under this program, leaving $453.0 million authorized for future repurchases. In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common shares over a two-year period. During the three months ended March 31, 2007 and April 1, 2006, the Company repurchased 0.6 million and 2.1 million shares at a cost of $34.5 million and $90.1 million, respectively, under this program. As of March 31, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding while maintaining adequate financial flexibility given current cash and debt levels.
     The Company received $25.1 million and $10.7 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans in the 2007 Quarter and 2006 Quarter, respectively. Proceeds from stock option exercises were higher in the 2007 Quarter compared to the 2006 Quarter and believed to be attributable to the increase in the Company’s stock price.
     The Company believes that the cash and cash equivalents balance of $503.7 million at the end of the 2007 Quarter and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing alternatives and external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company reviewed its contractual obligations and commercial commitments as of March 31, 2007 and determined that there were no significant changes from the ones set forth in the Form 10-K, with the exception of the changes related to the adoption of FIN 48 and the new credit agreement dated January 2007. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Following the measurement methodology of FIN 48, the Company had $63.7 million of unrecognized tax benefits as of March 31, 2007. See Note 7, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information. The maturity date of the credit agreement dated January 2007 is January 11, 2012. See Note 6, Debt, in the Condensed Notes to Consolidated Financial Statements for additional information.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to its financial position or results of operations.
     During fiscal year 2007, the Company expects to contribute approximately $4.0 million to $8.0 million to the Company’s pension plans. No payments were made in the 2007 Quarter.
     The Company is not aware of any undisclosed risks and uncertainties, including but not limited to product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its credit facility. The Company also believes there are no provisions in its credit facilities, its real estate leases or supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2007 Quarter. The Company did not make any changes in those policies during the 2007 Quarter except for the changes related to the adoption of FIN 48. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 7, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information.
New Accounting Pronouncements
Refer to Note 14, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies, such as improved research-grade mass spectrometers, higher speed and/or more sensitive liquid chromatographs; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s market risk during the three months ended March 31, 2007. For additional information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.
Item 4: Controls and Procedures
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
(b)	Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended March 31, 2007 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007.
Item 1A: Risk Factors
Please read “Risk factors” in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2006, some of which are updated below. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and its operating results.
Competition and the Analytical Instrument Market
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are more diversified than the Company’s business but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future. A significant portion of the Company’s sales are to the worldwide pharmaceutical and biotechnology industries which may be periodically subject to unfavorable market conditions and consolidations. Approximately 52% of the Company’s net sales in 2006 were to worldwide pharmaceutical and biotechnology industries. There has been no material change in this percentage of net sales to these industries in the first three months of 2007. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
Risk of Disruption
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware and rheometry products at its facilities in New Castle, Delaware and Crawley, England. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.
Foreign Operations and Exchange Rates
Approximately 69% and 71% of the Company’s net sales in the first three months of 2007 and 2006, respectively, were outside of the United States and were primarily denominated in foreign currencies. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
Additionally, the U.S. dollar value of the Company’s net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations or financial condition.
Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. There has been no change in key management employees in the first three months of

2007. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first three months of 2007. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial condition.
Reliance on Customer Demand
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
Reliance on Suppliers
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
Reliance on Outside Manufacturers
Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. In April 2006, the Company transitioned the manufacturing of the Alliance HPLC instrument system to a company in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended March 31, 2007 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
January 1 to 27, 2007	—	$—	—	$34,709
January 28 to February 24, 2007	610	56.48	610	—
February 25 to March 31, 2007	854	55.07	854	452,947

Total	1,464	55.66	1,464	452,947

(1)	The Company purchased 0.6 million shares of its outstanding common stock in the 2007 Quarter in open market transactions pursuant to a repurchase program that was announced on October 25, 2005 (the “2005 Program”). The 2005 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period. As of March 31, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the 2005 Program for an aggregate of $499.8 million, effectively completing this program.

The Company purchased an aggregate of 0.9 million shares of its outstanding common stock in open market transactions pursuant to a repurchase program that was announced on February 27, 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.
Item 3: Defaults Upon Senior Securities
Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5: Other Information
Not Applicable
Item 6: Exhibits

Exhibit
Number	Description of Document
10.52	Third Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ John Ornell
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: May 4, 2007