Form 10-Q
period 2007-06-30
WATERS CORP /DE/
filed 2007-08-03
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of July 27, 2007: 99,868,000

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$544,304	$514,166
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,945 and $8,439 at June 30, 2007 and December 31, 2006, respectively	270,015	272,157
Inventories	178,491	168,437
Other current assets	41,597	44,920

Total current assets	1,034,407	999,680

Property, plant and equipment, net of accumulated depreciation of $173,047 and $160,816 at June 30, 2007 and December 31, 2006, respectively	151,967	149,262
Intangible assets, net	134,780	131,653
Goodwill	265,648	265,207
Other assets	79,939	71,511

Total assets	$1,666,741	$1,617,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$389,418	$403,461
Accounts payable	53,520	47,073
Accrued employee compensation	26,500	35,824
Deferred revenue and customer advances	98,470	76,131
Accrued income taxes	4,802	58,011
Accrued warranty	12,319	12,619
Other current liabilities	58,822	52,715

Total current liabilities	643,851	685,834
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of post retirement benefits	65,005	58,187
Long-term income tax liability	65,820	—
Other long-term liabilities	13,386	10,909

Total long-term liabilities	644,211	569,096

Total liabilities	1,288,062	1,254,930

Commitments and contingencies (Notes 8, 9, 10, 11 and 14)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 145,240 and 144,092 shares issued, 99,808 and 101,371 shares outstanding at June 30, 2007 and December 31, 2006, respectively	1,452	1,441
Additional paid-in capital	609,952	554,169
Retained earnings	1,438,698	1,326,757
Treasury stock, at cost, 45,432 and 42,721 shares at June 30, 2007 and December 31, 2006, respectively	(1,720,148)	(1,563,649)
Accumulated other comprehensive income	48,725	43,665

Total stockholders’ equity	378,679	362,383

Total liabilities and stockholders’ equity	$1,666,741	$1,617,313

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	June 30, 2007	July 1, 2006

Product sales	$255,386	$214,491
Service sales	97,244	87,408

Total net sales	352,630	301,899
Cost of product sales	103,602	83,880
Cost of service sales	48,617	42,124

Total cost of sales	152,219	126,004

Gross profit	200,411	175,895
Selling and administrative expenses	102,223	88,968
Research and development expenses	19,115	19,655
Purchased intangibles amortization	2,133	1,383
Restructuring and other unusual charges (Note 11)	—	2,974

Operating income	76,940	62,915
Interest expense	(13,335)	(12,477)
Interest income	6,939	6,205

Income from operations before income taxes	70,544	56,643
Provision for income taxes	10,635	8,863

Net income	$59,909	$47,780

Net income per basic common share	$0.60	$0.46
Weighted average number of basic common shares	100,327	103,010
Net income per diluted common share	$0.59	$0.46
Weighted average number of diluted common shares and equivalents	102,130	104,337
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Product sales	$494,390	$423,056
Service sales	189,017	169,061

Total net sales	683,407	592,117
Cost of product sales	201,725	165,030
Cost of service sales	93,726	81,602

Total cost of sales	295,451	246,632

Gross profit	387,956	345,485
Selling and administrative expenses	196,130	174,506
Research and development expenses	37,837	38,698
Purchased intangibles amortization	4,258	2,577
Restructuring and other unusual charges (Note 11)	—	7,326

Operating income	149,731	122,378
Interest expense	(26,523)	(23,905)
Interest income	13,292	11,497

Income from operations before income taxes	136,500	109,970
Provision for income taxes	20,654	18,035

Net income	$115,846	$91,935

Net income per basic common share	$1.15	$0.89
Weighted average number of basic common shares	100,880	103,795
Net income per diluted common share	$1.13	$0.87
Weighted average number of diluted common shares and equivalents	102,702	105,192
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$115,846	$91,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	4,437	1,682
Provisions on inventory	3,351	2,974
Stock-based compensation	13,796	14,616
Deferred income taxes	(1,312)	(4,629)
Depreciation	13,227	12,785
Amortization of intangibles	12,774	9,787

Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	1,505	21,456
Increase in inventories	(11,257)	(29,136)
Decrease (increase) in other current assets	1,387	(3,332)
Increase in other assets	(5,494)	(6,434)
Increase in accounts payable and other current liabilities	8,825	11,557
Increase in deferred revenue and customer advances	20,965	18,170
Increase in other liabilities	8,659	2,667

Net cash provided by operating activities	186,709	144,098

Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(27,307)	(24,678)
Business acquisition	—	(13,825)
Investment in unaffiliated company	(3,500)	—
Cash received from escrow related to business acquisition	724	—

Net cash used in investing activities	(30,083)	(38,503)

Cash flows from financing activities:
Proceeds from debt issuances	1,045,040	213,661
Payments on debt	(1,059,083)	(177,602)
Payments of debt issuance costs	(1,081)	—
Proceeds from stock plans	32,225	20,791
Purchase of treasury shares	(156,499)	(169,876)
Excess tax benefit related to stock option plans	9,559	4,707
Net proceeds (payments) of debt swaps and other dervatives contracts	401	(5,599)

Net cash used in financing activities	(129,438)	(113,918)
Effect of exchange rate changes on cash and cash equivalents	2,950	4,291

Increase (decrease) in cash and cash equivalents	30,138	(4,032)
Cash and cash equivalents at beginning of period	514,166	493,588

Cash and cash equivalents at end of period	$544,304	$489,556

     The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, calorimetry and rheometry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and health care products. The Company is also a developer and supplier of software based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2007 and 2006 ended on June 30, 2007 and July 1, 2006, respectively.
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
Income Taxes
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, Income Taxes, for additional information.
Product Warranty Costs
The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
June 30, 2007	$12,619	$5,514	$(5,814)	$12,319
July 1, 2006	$11,719	$8,995	$(8,380)	$12,334
Stockholders’ Equity
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the six months ended June 30, 2007, the Company repurchased 2.1 million shares at a cost of $122.0 million under this program.
     In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the six months ended June 30, 2007 and July 1, 2006, the Company repurchased 0.6 million and 4.0 million shares at a cost of $34.5 million and $169.9 million, respectively, under this program. As of June 30, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program.
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
     The consolidated statements of operations for the three and six months ended June 30, 2007 and July 1, 2006 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Cost of sales	$775	$1,101	$1,690	$2,252
Selling and administrative	5,140	4,813	10,163	9,796
Research and development	943	1,188	1,943	2,568

Total stock-based compensation	$6,858	$7,102	$13,796	$14,616

Stock Option Plans
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.
     The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended June 30, 2007 and July 1, 2006 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	June 30, 2007	July 1, 2006
Options issued in thousands	47	39
Risk-free interest rate	4.5%	4.3%
Expected life in years	6.0	6.0
Expected volatility	.280	.270
Expected dividends	—	—

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	June 30, 2007	July 1, 2006
Exercise price	$48.88	$42.99
Fair value	$18.19	$14.16
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2006	9,507	$9.39 to $80.97	$38.44
Granted	47	$48.88	$48.88
Exercised	(1,052)	$10.69 to $49.03	$29.29
Canceled	(48)	$21.39 to $72.06	$48.35

Outstanding at June 30, 2007	8,454	$9.39 to $80.97	$39.58

Restricted Stock
During each of the six months ended June 30, 2007 and July 1, 2006, the Company granted eight thousand shares of restricted stock. The restrictions on these shares lapse in equal installments over a three-year period. The fair value of these awards on the grant date for the six months ended June 30, 2007 and July 1, 2006 was $48.88 and $39.64, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
The following summarizes the unvested restricted stock unit award activity for the six months ended June 30, 2007 and July 1, 2006 (in thousands, except for per share amounts):

	June 30, 2007		July 1, 2006
		Weighted-Average		Weighted-Average
	Shares	Price	Shares	Price
Unvested at the beginning of the period	315	$43.02	—	$—
Granted	246	$53.90	300	$42.73
Vested	(56)	$42.73	—	$—
Forfeited	(11)	$46.54	—	$—

Unvested at the end of period	494	$48.40	300	$42.73

     Restricted stock units are generally issued annually at the end of February and vest in equal annual installments over a five year period.
3 Inventories
Inventories are classified as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$53,949	$51,568
Work in progress	18,795	17,400
Finished goods	105,747	99,469

Total inventories	$178,491	$168,437

4 Property, Plant and Equipment
During the six months ended June 30, 2007 and July 1, 2006, the Company retired and disposed of approximately $1.8 million and $15.1 million, respectively, of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the three and six months ended June 30, 2007 and July 1, 2006.
5 Acquisitions
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Six Months Ended
	June 30, 2007	July 1, 2006
Net revenues	$683,407	$605,845
Net income	$115,846	$93,377
Net income per basic common share	$1.15	$0.90
Net income per diluted common share	$1.13	$0.89
The pro forma effects of other acquisitions are immaterial.
6 Investment in Unaffiliated Company
In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. This investment is accounted for under the cost method of accounting.
7 Goodwill and Other Intangibles
The carrying amount of goodwill was $265.6 million and $265.2 million at June 30, 2007 and December 31, 2006, respectively. Goodwill decreased by $0.7 million as a result of a purchase price adjustment received from the previous owners of ERA (Note 5). Currency translation adjustments increased goodwill approximately $1.1 million.
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	June 30, 2007			December 31, 2006
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$104,462	$37,758	10 years	$103,930	$33,294	10 years
Capitalized software	120,872	67,289	4 years	108,072	60,223	4 years
Licenses	10,445	6,736	9 years	10,352	6,166	9 years
Patents and other intangibles	17,564	6,780	8 years	14,813	5,831	8 years

Total	$253,343	$118,563	7 years	$237,167	$105,514	8 years

     The gross carrying value of intangible assets increased by approximately $0.7 million in the six months ended June 30, 2007 due to the effect of foreign currency translation.
     For the three months ended June 30, 2007 and July 1, 2006, amortization expense for intangible assets was $6.5 million and $5.0 million, respectively. For the six months ended June 30, 2007 and July 1, 2006, amortization expense for intangible assets was $12.8 million and $9.8 million, respectively. Amortization expense for intangible assets is estimated to be approximately $25.4 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $0.3 million in the six months ended June 30, 2007 due to the effect of foreign currency translation.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8 Debt
In January 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility; a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility; and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euro. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.
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
     The interest rates applicable to the term loan and revolving loans under the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points. The facility fee on the 2007 Credit Agreement ranges between 7 basis points and 15 basis points. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the terminated credit agreements. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the terminated credit agreements. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default which are similar in nature to those in the terminated credit agreements.
     As of June 30, 2007, the Company had $875.0 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $223.6 million after outstanding letters of credit. At June 30, 2007, $500.0 million of the debt was classified as long-term debt and $375.0 million classified as short-term debt in the consolidated balance sheets. At December 31, 2006, the Company had a total of $885.0 million borrowed under the previous credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $385.0 million classified as short-term debt at December 31, 2006 in the consolidated balance sheets. The weighted-average interest rates applicable to these borrowings were 5.87% and 6.02% at June 30, 2007 and December 31, 2006, respectively.
     The Company and its foreign subsidiaries also had available short-term lines of credit, totaling $96.7 million and $96.8 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, the related short-term borrowings were $14.4 million at a weighted-average interest rate of 2.72% and $18.5 million at a weighted-average interest rate of 3.21%, respectively.
Hedge Transactions
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In the fourth quarter of 2005, the Company entered into a floating to fixed rate interest rate swap with a notional amount of $200.0 million to hedge floating rate debt related to the term loan facility of its outstanding debt, with a maturity date of June 2007. In December 2006, the Company closed out the swap, resulting in a pre-tax gain of $0.4 million. The gain was deferred and has been recognized in earnings in 2007 over the original term of the interest rate swap.
Hedges of Net Investments in Foreign Operations
During the six months ended June 30, 2007, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values of $100.0 million. At both June 30, 2007 and December 31,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006, the notional amounts of outstanding contracts were $100.0 million. The Company has designated the cross-currency interest rate swaps as hedges of net investments in foreign operations and, accordingly, the changes in fair value associated with these agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At June 30, 2007 and December 31, 2006, the Company held forward foreign exchange contracts with notional amounts totaling approximately $72.6 million and $70.9 million, respectively.
9 Income Taxes
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
     The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes, net of related tax effects, as a component of its income tax provision. For the three and six months ended June 30, 2007, the Company included approximately $0.2 million and $0.5 million, respectively, of interest expense, net of related tax benefits. No tax penalty expense was recorded in its income tax provision for the three and six months ended June 30, 2007. As of January 1, 2007 and June 30, 2007, the Company had accrued approximately $2.8 million and $3.3 million, respectively, of estimated interest expense, net of related tax benefits. The Company had no accrued tax penalties at either January 1, 2007 or June 30, 2007.
     Following the measurement methodology of FIN 48, the Company had $62.4 million of unrecognized tax benefits as of January 1, 2007. During the three and six months ended June 30, 2007, the Company recorded increases of approximately $1.2 million and $2.5 million, respectively, in its unrecognized tax benefits for a total of $64.9 million at June 30, 2007. If all of the Company’s unrecognized tax benefits as of June 30, 2007 were to become recognizable in the future, the Company would record a total reduction of $66.7 million in income tax provision but the Company does not expect that any portion of that total reduction will occur within the next twelve months; therefore, the unrecognized tax benefit at June 30, 2007 has been classified in the consolidated balance sheet as a long-term income tax liability.
     The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting as of June 30, 2007. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits and deferred tax assets and liabilities. As of June 30, 2007, however, the Company does not expect to be able to estimate the effects of the future lapsing of those statutes of limitations within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s effective tax rates for the three months ended June 30, 2007 and July 1, 2006 were 15.1% and 15.6%, respectively. The decrease in the effective tax rates for the three months ended June 30, 2007 compared to July 1, 2006 is primarily attributable to the increase in income in international jurisdictions, primarily Ireland and Singapore, in which effective tax rates are lower than those generally in effect elsewhere.
     The Company’s effective tax rates for the six months ended June 30, 2007 and July 1, 2006 were 15.1% and 16.4%, respectively. The decrease in the effective tax rates for the six months ended June 30, 2007 compared to July 1, 2006 is primarily attributable to the increase in income in international jurisdictions, primarily Ireland and Singapore, in which effective tax rates are lower than those generally in effect elsewhere.
10 Patent Litigation
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
     The Company recorded a provision of $3.1 million during 2005 for damages and fees to be incurred with respect to the litigation, which was settled in February 2006. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the ongoing litigation for the England

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and France suits. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position. The accrued patent litigation expense in other current liabilities in the consolidated balance sheets at June 30, 2007 and December 31, 2006 was $0.8 million and $0.9 million, respectively, for the France suit. The change in the liability in the first half of 2007 is attributable to payment of legal fees directly associated with the cases.
11 Restructuring and Other Charges
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. In 2006, the Company incurred $8.5 million of charges related to the February 2006 initiative, of which $7.3 million was recorded in the first half of 2006. The Company does not expect to incur any additional charges in connection with this restructuring.
     The following is a summary of activity of the Company’s restructuring liability included in other current liabilities on the consolidated balance sheets (in thousands):

	Balance			Balance
	December 31,			June 30,
	2006	Charges	Utilization	2007
Severance	$1,433	$—	$(600)	$833
Other	48	—	(48)	—

Total	$1,481	$—	$(648)	$833

12 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 30, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$59,909	100,327	$0.60

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,765
Exercised and cancellations		38

Net income per diluted common share	$59,909	102,130	$0.59

	Three Months Ended July 1, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$47,780	103,010	$0.46

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,226
Exercised and cancellations		101

Net income per diluted common share	$47,780	104,337	$0.46

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$115,846	100,880	$1.15

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,694
Exercised and cancellations		128

Net income per diluted common share	$115,846	102,702	$1.13

	Six Months Ended July 1, 2006
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$91,935	103,795	$0.89

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,218
Exercised and cancellations		179

Net income per diluted common share	$91,935	105,192	$0.87

     For both the three months and six months ended June 30, 2007, the Company had 1.1 million stock option securities that were antidilutive due to having higher exercise prices than the average price during the period. For the both the three months and six months ended July 1, 2006, the Company had 3.1 million stock option securities that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
13 Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$59,909	$47,780	$115,846	$91,935
Foreign currency translation	5,241	6,807	8,364	10,054
Net depreciation and realized losses on derivative instruments	(2,928)	(7,826)	(4,758)	(9,314)
Income tax benefit	(1,025)	(2,739)	(1,665)	(3,260)

Net depreciation and realized losses on derivative instruments, net of tax	(1,903)	(5,087)	(3,093)	(6,054)

Net foreign currency adjustments	3,338	1,720	5,271	4,000
Unrealized losses on investments before income taxes	(482)	—	(325)	—
Income tax (benefit)	(169)	—	(114)	—

Unrealized losses on investments, net of tax	(313)	—	(211)	—

Other comprehensive income	3,025	1,720	5,060	4,000

Comprehensive income	$62,934	$49,500	$120,906	$95,935

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended June 30, 2007 and July 1, 2006, respectively, are as follows (in thousands):

	Three Months Ended
	June 30, 2007			July 1, 2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$1,941	$64	$290	$1,979	$68	$279
Interest cost	1,301	69	196	1,132	60	166
Expected return on plan assets	(1,333)	(30)	(97)	(1,174)	(23)	(79)
Net amortization:
Prior service costs	(22)	(14)	—	(21)	(14)	—
Net actuarial loss	202	—	5	309	—	3

Net periodic pension cost	$2,089	$89	$394	$2,225	$91	$369

	Six Months Ended
	June 30, 2007			July 1, 2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$3,882	$128	$580	$3,958	$136	$558
Interest cost	2,602	138	392	2,264	120	332
Expected return on plan assets	(2,666)	(60)	(194)	(2,348)	(46)	(158)
Net amortization:
Prior service costs	(44)	(28)	—	(42)	(28)	—
Net actuarial loss	404	—	10	618	—	6

Net periodic pension cost	$4,178	$178	$788	$4,450	$182	$738

     For the six months ended June 30, 2007 and July 1, 2006, the Company made no contributions to the Plans. During the fiscal year 2007, the Company expects to contribute approximately $4.0 million to $8.0 million to the Plans.
15 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision-makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
     Waters Division is in the business of designing, manufacturing, distributing and servicing LC and MS technology instrument systems, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis, microcalorimetry and rheometry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net sales for the Company’s products and services are as follows for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Product net sales
Waters instrument systems	$179,878	$150,591	$342,077	$299,270
Chemistry	53,607	43,771	107,785	87,226
TA instrument systems	21,901	20,129	44,528	36,560

Total product net sales	255,386	214,491	494,390	423,056

Service net sales
Waters service	87,026	79,413	169,442	153,744
TA service	10,218	7,995	19,575	15,317

Total service net sales	97,244	87,408	189,017	169,061

Total net sales	$352,630	$301,899	$683,407	$592,117

16 Recent Accounting Standards Changes and Developments
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $352.6 million and $301.9 million for the three months ended June 30, 2007 (the “2007 Quarter”) and July 1, 2006 (the “2006 Quarter”), respectively. The Company’s sales were $683.4 million and $592.1 million for the six months ended June 30, 2007 (the “2007 Period”) and July 1, 2006 (the “2006 Period”), respectively. Sales grew 17% in the 2007 Quarter over the 2006 Quarter and 15% in the 2007 Period over the 2006 Period. Overall, the sales growth achieved in the 2007 Quarter and 2007 Period can be primarily attributed to the Company’s introduction of new products; an increase in spending by the Company’s pharmaceutical customers; the benefit from acquisitions completed in 2006, which benefited sales growth by approximately 2%, and the effect of foreign currency translation.
     The effect of foreign currency translation benefited the 2007 Quarter and 2007 Period sales growth rate by 2%, both increases principally in Europe. U.S. sales increased 18%, European sales increased 19% and Asian sales (including Japan) increased 13% during the 2007 Quarter. U.S. sales increased 20%, European sales increased 17% and Asian sales increased 12% during the 2007 Period.
     In the 2007 Quarter and 2007 Period, global sales to pharmaceutical customers grew 21% and 19%, respectively, as customers increased their capital spending on the Company’s new products. Sales to government and academic customers were 26% higher in the 2007 Quarter and 19% higher in the 2007 Period and can be primarily attributed to strong demand of the Company’s new products in the U.S. and Asia. Global sales to industrial and food safety customers grew 7% in the 2007 Quarter and 11% in the 2007 Period.
     Sales growth for the TA Division (“TA”), a business with a heavy industrial focus, grew 14% in the 2007 Quarter as compared to the 2006 Quarter. TA’s sales growth for the 2007 Quarter can be primarily attributed to new product introductions and the full quarter sales impact of the August 2006 Thermometric AB (“Thermometric”) acquisition. TA’s sales grew 24% in the 2007 Period as compared to the 2006 Period. TA’s sales growth for the 2007 Period benefited from a larger than normal backlog of orders in 2006 shipped in the first quarter of 2007, as well as the introduction of new products and Thermometric sales. Thermometric sales benefited TA’s sales growth rate by approximately 5% for the 2007 Quarter and 6% for the 2007 Period.
     The Waters Division sales grew 17% in the 2007 Quarter and 15% in the 2007 Period. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) products, chemistry consumable products and services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales; the new high resolution Q-Tof PremierTM and new SynaptTM HDMSTM systems; organic sales growth from the chemistry consumables business and the 2006 acquisitions. The 2006 acquisitions added 2% to the 2007 Quarter and 2007 Period sales growth.
     Operating income was $76.9 million and $62.9 million in the 2007 Quarter and 2006 Quarter, respectively. The $14.0 million net increase in operating income is primarily a result of the increase in sales and partially offset by the impact of the $3.0 million of restructuring costs incurred in the 2006 Quarter relating to the February 2006 cost reduction initiative. Operating income was $149.7 million and $122.4 million in the 2007 Period and 2006 Period, respectively. The $27.3 million net increase in operating income is primarily a result of the increase in sales and partially offset by the impact of the $7.3 million of restructuring costs incurred in the 2006 Period relating to the February 2006 cost reduction initiative.
     Operating cash flow was $186.7 million and $144.1 million in the 2007 Period and 2006 Period, respectively. The increase is primarily a result of the increase in net income. In cash flows used in investing activities, capital expenditures were $27.3 million and $24.7 million in the 2007 Period and 2006 Period, respectively. In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. The 2006 Period included the acquisition of VICAM Limited Partnership (“VICAM”) of $13.8 million. In cash flows used in financing activities, the Company repurchased $156.5 million and $169.9 million of the Company’s outstanding common stock in the 2007 Period and 2006

Period, respectively. In addition, the Company received $32.2 million and $20.8 million of proceeds from stock plans in the 2007 Period and 2006 Period, respectively.
Results of Operations
Net Sales
Net sales for the 2007 Quarter and the 2006 Quarter were $352.6 million and $301.9 million, respectively, an increase of 17%. Net sales for the 2007 Period and the 2006 Period were $683.4 million and $592.1 million, respectively, an increase of 15%. Foreign currency translation benefited sales growth for both the 2007 Quarter and 2007 Period by 2%. Product sales were $255.4 million and $214.5 million for the 2007 Quarter and the 2006 Quarter, respectively, an increase of 19%. Product sales were $494.4 million and $423.1 million for the 2007 Period and the 2006 Period, respectively, an increase of 17%. The increase in product sales for both the 2007 Quarter and 2007 Period was primarily due to the overall positive growth in Waters instrument system sales (LC and MS) and TA instrument systems sales and an increase in chemistry consumables sales. The impact of acquisitions accounted for 2% of the product sales growth for both the 2007 Quarter and 2007 Period, respectively. Service sales were $97.2 million and $87.4 million in the 2007 Quarter and the 2006 Quarter, respectively, an increase of 11%. Service sales were $189.0 million and $169.1 million in the 2007 Period and the 2006 Period, respectively, an increase of 12%. The increase for both the 2007 Quarter and 2007 Period was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.
Waters Division Net Sales
The Waters Division sales grew 17% in the 2007 Quarter and 15% in the 2007 Period. The effect of foreign currency translation benefited the Waters Division sales growth by approximately 2% in both the 2007 Quarter and 2007 Period. Chemistry consumables sales grew approximately 22% in the 2007 Quarter and 24% in the 2007 Period. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology, new XBridge™ columns, Oasis® sample preparation products and the sales associated with newly acquired Environmental Resource Associates (“ERA”) and VICAM product lines. These acquisitions benefited the chemistry consumable sales growth rate by 9% in the 2007 Quarter and 11% in the 2007 Period. Waters service sales grew 10% in both the 2007 Quarter and 2007 Period due to increased sales of service plans to the higher installed base of customers. Waters instrument system sales grew 19% in the 2007 Quarter and 14% in the 2007 Period. The increase in Waters instrument systems sales during the 2007 Quarter and 2007 Period is primarily attributable to higher sales of ACQUITY UPLC systems and higher Q-Tof Premier, SQD, TQD and Synapt HDMS systems sales. The Waters Division sales by product mix were substantially unchanged in the 2007 Quarter and 2007 Period with instruments, chemistry and service representing approximately 55%, 18% and 27%, respectively. Geographically, the Waters Division sales in the U.S., Europe and Asia strengthened approximately 19%, 18% and 13%, respectively, in the 2007 Quarter and 19%, 16% and 11%, respectively, in the 2007 Period. Sales to the rest of the world increased 17% in the 2007 Quarter and 6% in the 2007 Period. The effects of foreign currency translation increased sales growth by 5% in Europe and reduced sales growth by 1% in Asia in the 2007 Quarter. The effects of foreign currency translation increased sales growth by 7% in Europe and did not have an effect in Asia in the 2007 Period. U.S., Europe and Asia sales growth in the 2007 Quarter and 2007 Period was primarily due to higher demand from the Company’s pharmaceutical, government and academic customers. Europe’s sales growth in the 2007 Quarter and 2007 Period was geographically broad-based. Sales growth in the 2007 Quarter and 2007 Period in Asia continues to be primarily driven by increased sales in India and China.
TA Division Net Sales
TA’s sales grew 14% in the 2007 Quarter and 24% in the 2007 Period primarily as a result of TA’s new product introductions, strong sales growth in the U.S. and Europe and expansion of its Asian businesses, as well as a larger than normal backlog of orders in 2006 shipped in the first quarter of 2007. In addition, the 2007 Quarter and 2007 Period sales growth rate also benefited from the Thermometric acquisition. This August 2006 acquisition added approximately 5% and 6% to the TA sales growth rate in the 2007 Quarter and 2007 Period, respectively. The effect of foreign currency translation benefited the TA sales growth by approximately 1% in the 2007 Quarter and 2% in the 2007 Period. Instrument sales grew 9% in the 2007 Quarter and 22% in the 2007 Period. The increase is due primarily to new product introductions and the addition of microcalorimetry instruments through the acquisition of Thermometric. Instrument system sales represented approximately 68% and 72% of sales in the 2007 Quarter and 2006 Quarter, respectively. Instrument system sales represented approximately 69% and 70% of sales in the 2007 Period and 2006 Period, respectively. TA service sales grew 28% in both the 2007 Quarter and 2007 Period and can be primarily attributed to the increased sales of service plans to the higher installed base of customers. Geographically, sales growth for the 2007 Quarter and 2007 Period was predominantly in the U.S., Europe and Asia.
Gross Profit
Gross profit for the 2007 Quarter was $200.4 million compared to $175.9 million for the 2006 Quarter, an increase of $24.5 million, or 14%. Gross profit for the 2007 Period was $388.0 million compared to $345.5 million for the 2006 Period, an increase of $42.5 million, or 12%. The increase in gross profit for the 2007 Quarter and 2007 Period can be primarily attributed to the increase in sales. Gross profit as a percentage of sales decreased to 56.8% for both the 2007 Quarter and 2007 Period from 58.3% for both the 2006 Quarter and 2006 Period. This decrease is primarily due to a higher mix of Waters instrument system sales as well as sales of new products which have higher manufacturing costs and the unfavorable foreign currency impact related to the cost of MS products manufactured in the United Kingdom. The Company believes gross profit percentages should improve later in the year as volume efficiencies are achieved on new products.
Selling and Administrative Expenses
Selling and administrative expenses for the 2007 Quarter and 2006 Quarter were $102.2 million and $89.0 million, respectively, an increase of 15%. Approximately $6.2 million of the $13.2 million increase in total selling and administrative expenses for the 2007 Quarter is primarily due to annual merit increases across most divisions and headcount additions and related costs from acquisitions. In addition, selling and administrative expenses were impacted by increased headcount in support of the increased sales volume and the impact of foreign currency translation. Selling and administrative expenses for the 2007 Period and 2006 Period were $196.1 million and $174.5 million, respectively, an increase of 12%. Approximately $13.2 million of the $21.6 million increase in total selling and administrative expenses for the 2007 Period is primarily due to annual merit increases across most divisions and headcount additions and related costs from acquisitions. In addition, selling and administrative expenses were impacted by increased headcount in support of the increased sales volume and the impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 29.0% for the 2007 Quarter and 28.7% for the 2007 Period compared to 29.5% for both the 2006 Quarter and 2006 Period. Management anticipates selling and administrative expenses to increase at a lower rate throughout the remainder of 2007.
Research and Development Expenses
Research and development expenses were $19.1 million and $19.7 million for the 2007 Quarter and 2006 Quarter, respectively, a decrease of $0.6 million, or 3%. Research and development expenses were $37.8 million and $38.7 million for the 2007 Period and 2006 Period, respectively, a decrease of $0.9 million, or 2%. The decrease in research and development expense for both the 2007 Quarter and 2007 Period is primarily due to project expenses incurred in the 2006 Quarter and 2006 Period on multiple new products launched in late 2006 that did not occur in the 2007 Quarter and 2007 Period.
2006 Restructuring
In February 2006, the Company implemented a cost reduction plan primarily affecting operations in the U.S. and Europe that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. In 2006, the Company incurred $8.5 million of charges related to the February 2006 initiative, of which $3.0 million and $7.3 million was recorded in the 2006 Quarter and 2006 Period, respectively. The Company does not expect to incur any additional charges in connection with the February 2006 restructuring initiative.
     The following is a summary of activity of the Company’s 2006 restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			June 30,
	2006	Charges	Utilization	2007
Severance	$1,433	$—	$(600)	$833
Other	48	—	(48)	—

Total	$1,481	$—	$(648)	$833

Interest Expense
Interest expense was $13.3 million and $12.5 million for the 2007 Quarter and 2006 Quarter, respectively. Interest expense was $26.5 million and $23.9 million for the 2007 Period and 2006 Period, respectively. The increase in interest expense in the 2007 Quarter and 2007 Period is primarily attributable to an increase in average interest rates on the Company’s outstanding debt and an increase in average borrowings in the U.S. to fund the stock repurchase programs.
Interest Income
Interest income was $6.9 million and $6.2 million for the 2007 Quarter and 2006 Quarter, respectively. Interest income was $13.3 million and $11.5 million for the 2007 Period and 2006 Period, respectively. The increase in interest income for the 2007 Quarter and 2007 Period is primarily due to higher interest rate yields and higher invested cash balances.
Provision for Income Taxes
In January 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information.
     The Company’s effective tax rates for the 2007 Quarter and 2006 Quarter were 15.1% and 15.6%, respectively. The Company’s effective tax rates for the 2007 Period and 2006 Period were 15.1% and 16.4%, respectively. The decrease in the effective tax rates for the 2007 Quarter and 2007 Period compared to the 2006 Quarter and 2006 Period is primarily attributable to the increase in income in international jurisdictions, primarily Ireland and Singapore, in which effective tax rates are lower than those generally in effect elsewhere.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 30, 2007	July 1, 2006
Net income	$115,846	$91,935
Depreciation and amortization	26,001	22,572
Stock-based compensation	13,796	14,616
Change in accounts receivable	1,505	21,456
Change in inventories	(11,257)	(29,136)
Change in accounts payable and other current liabilities	8,825	11,557
Change in deferred revenue and customer advances	20,965	18,170
Other changes	11,028	(7,072)

Net cash provided by operating activities	186,709	144,098
Net cash used in investing activities	(30,083)	(38,503)
Net cash used in financing activities	(129,438)	(113,918)
Effect of exchange rate changes on cash and cash equivalents	2,950	4,291

Increase (decrease) in cash and cash equivalents	$30,138	$(4,032)

Cash Flow from Operating Activities
Net cash provided by operating activities was $186.7 million and $144.1 million in the 2007 Period and 2006 Period, respectively. The $42.6 million increase in the net cash provided from operating activities in the 2007 Period compared to the 2006 Period is attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2007 Period compared to the 2006 Period is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2007 Period as compared to the 2006 Period. The days-sales-outstanding (“DSO”) decreased to 70 days at June 30, 2007 from 72 days at July 1, 2006.

•	Inventory growth was lower in the 2007 Period compared to the 2006 Period primarily due to the 2006 Period having a higher ramp-up of new products launched later in that year and the increased levels of Alliance inventory during the outsourcing transition.

•	The 2007 Period changes in accounts payable and other current liabilities and other changes compared to the 2006 Period is primarily attributable to the reclassification within these line items of certain pension and income tax liabilities from current to long-term liabilities required by the recently adopted Financial Accounting Standard No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No. 158) and FIN 48. The overall net change in these items can be attributed to an increase in pension and post retirement liabilities, income taxes liabilities and long-term deferred revenue.

•	Net cash provided from deferred revenue and customer advances in both the 2007 Period and 2006 Period was a result of the installed base of customers renewing annual service contracts.
Cash Used in Investing Activities
Net cash used in investing activities totaled $30.1 million and $38.5 million in the 2007 Period and 2006 Period, respectively. Additions to fixed assets and capitalized software were $27.3 million in the 2007 Period and $24.7 million in the 2006 Period. Capital spending additions during the 2007 and 2006 Periods were consistent with capital spending trends and expectations to accommodate the Company’s growth. In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. In addition, in 2007 the Company received $0.7 million from the former shareholders of ERA in connection with the finalization of the purchase price in accordance with the purchase and sales agreement. Business acquisitions were $13.8 million in the 2006 Period, related to the acquisition of the net assets of VICAM. There were no business acquisition expenditures in the 2007 Period.
Cash Used in Financing Activities
During the 2007 Period, the Company’s net debt borrowings decreased by $14.0 million compared to a $36.1 million increase in the 2006 Period.
     In January 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility; a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility; and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euro. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.
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
     The interest rates applicable to the term loan and revolving loans under the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points. The facility fee on the 2007 Credit Agreement ranges between 7 basis points and 15 basis points. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the terminated credit agreements. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and are similar in nature to ones contained in the terminated credit agreements. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default which are similar in nature to those in the terminated credit agreements.
     As of June 30, 2007, the Company had $875.0 million borrowed under the credit agreement dated as of January 2007 and an amount available to borrow of $223.6 million after outstanding letters of credit.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the 2007 Period, the Company repurchased 2.1 million shares at a cost of $122.0 million under this program, leaving $378.0 million authorized for future repurchases. In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the 2007 Period and 2006 Period, the Company repurchased 0.6 million and 4.0 million shares at a cost of $34.5 million and $169.9 million, respectively, under this program. As of June 30, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding while maintaining adequate financial flexibility given current cash and debt levels.
     The Company received $32.2 million and $20.8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans in the 2007 Period and 2006 Period, respectively. Proceeds from stock option exercises were higher in the 2007 Period compared to the 2006 Period and believed to be attributable to the increase in the Company’s stock price.
     The Company believes that the cash and cash equivalents balance of $544.3 million at the end of the 2007 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing alternatives and external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company reviewed its contractual obligations and commercial commitments as of June 30, 2007 and determined that there were no significant changes from the ones set forth in the Form 10-K, with the exception of the changes related to the adoption of FIN 48 and the new credit agreement dated January 2007. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Following the measurement methodology of FIN 48, the Company had $64.9 million of unrecognized tax benefits as of June 30, 2007. See Note 9, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information. The maturity date of the credit agreement dated January 2007 is January 11, 2012. See Note 8, Debt, in the Condensed Notes to Consolidated Financial Statements for additional information.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to its financial position or results of operations.
     During fiscal year 2007, the Company expects to contribute approximately $4.0 million to $8.0 million to the Company’s pension plans. No payments were made in the 2007 Period.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2007 Period. The Company did not make any changes in those policies during the 2007 Period except for the changes related to the adoption of FIN 48. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information.
New Accounting Pronouncements
Refer to Note 16, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, fluctuations in capital expenditures by our customers, in particular, large pharmaceutical companies; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s market risk during the six months ended June 30, 2007. For additional information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.
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
(b) Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended June 30, 2007 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007.
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
Competition and the Analytical Instrument Market
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are more diversified than the Company’s business but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future. A significant portion of the Company’s sales are to the worldwide pharmaceutical and biotechnology industries which may be periodically subject to unfavorable market conditions and consolidations. Approximately 53% of the Company’s net sales in the 2007 Period were to worldwide pharmaceutical and biotechnology industries compared to 51% in the 2006 Period. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
Risk of Disruption
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various smaller locations as a result of the 2006 acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.
Foreign Operations and Exchange Rates
Approximately 68% and 70% of the Company’s net sales in the first six months of 2007 and 2006, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
     Additionally, the U.S. dollar value of the Company’s net sales and cost of sales varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material effect on the Company’s results of operations or financial condition.
Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. There has been no change in key management employees in the first six months of 2007. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first six months of 2007. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial condition.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended June 30, 2007 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
April 1 to 28, 2007	200	$59.94	200	$440,959
April 29 to May 26, 2007	915	60.07	915	385,995
May 27 to June 30, 2007	133	60.44	133	377,956

Total	1,248	60.09	1,248	377,956

(1)	The Company purchased an aggregate of 2.1 million shares of its outstanding common stock in the 2007 Period in open market transactions pursuant to a repurchase program that was announced on February 27, 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.
Item 3: Defaults Upon Senior Securities
Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on May 15, 2007, at which the following matters were submitted to a vote of security holders: 1) the election of directors of the Company and 2) ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. As of March 20, 2007, the record date for the meeting, there were 100,897,647 shares of the Company’s common stock entitled to vote at the meeting. At the meeting, the holders of 88,573,070 shares were represented in person or by proxy, constituting a quorum. At that meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Against	Abstain
Election of Directors:
Joshua Bekenstein	85,472,496	3,100,574	—	—
Michael J. Berendt, Ph.D.	84,895,734	3,677,336	—	—
Douglas A. Berthiaume	86,338,771	2,234,299	—	—
Edward Conard	84,178,327	4,394,743	—	—
Laurie H. Glimcher, M.D.	87,392,581	1,180,489	—	—
Christopher A. Kuebler	87,535,979	1,037,091	—	—
William J. Miller	85,525,746	3,047,324	—	—
JoAnn A. Reed	87,594,946	978,124	—	—
Thomas P. Salice	85,952,697	2,620,373	—	—

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007	86,519,623	—	1,419,459	633,988
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

Waters Corporation

/s/ John Ornell

John Ornell Vice President, Finance and Administration and Chief Financial Officer
Date: August 3, 2007