Form 10-Q
period 2007-09-29
WATERS CORP /DE/
filed 2007-11-02
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of October 26, 2007: 100,424,990

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(unaudited)

	September 29, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$591,265	$514,166
Short-term investments	35,200	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,841 and $8,439 at September 29, 2007 and December 31, 2006, respectively	269,580	272,157
Inventories	191,121	168,437
Other current assets	42,347	44,920

Total current assets	1,129,513	999,680

Property, plant and equipment, net of accumulated depreciation of $180,193 and $160,816 at September 29, 2007 and December 31, 2006, respectively	157,901	149,262
Intangible assets, net	139,029	131,653
Goodwill	272,126	265,207
Other assets	83,689	71,511

Total assets	$1,782,258	$1,617,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$410,515	$403,461
Accounts payable	52,685	47,073
Accrued employee compensation	54,510	35,824
Deferred revenue and customer advances	90,568	76,131
Accrued income taxes	5,562	58,011
Accrued warranty	12,741	12,619
Other current liabilities	61,741	52,715

Total current liabilities	688,322	685,834
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of post retirement benefits	55,395	58,187
Long-term income tax liability	67,399	—
Other long-term liabilities	15,469	10,909

Total long-term liabilities	638,263	569,096

Total liabilities	1,326,585	1,254,930

Commitments and contingencies (Notes 8, 9, 10 and 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 29, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 146,034 and 144,092 shares issued, 100,200 and 101,371 shares outstanding at September 29, 2007 and December 31, 2006, respectively	1,460	1,441
Additional paid-in capital	645,172	554,169
Retained earnings	1,491,981	1,326,757
Treasury stock, at cost, 45,834 and 42,721 shares at September 29, 2007 and December 31, 2006 , respectively	(1,744,398)	(1,563,649)
Accumulated other comprehensive income	61,458	43,665

Total stockholders’ equity	455,673	362,383

Total liabilities and stockholders’ equity	$1,782,258	$1,617,313

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006

Product sales	$255,082	$212,993
Service sales	97,556	88,189

Total net sales	352,638	301,182
Cost of product sales	105,446	84,366
Cost of service sales	48,233	42,801

Total cost of sales	153,679	127,167

Gross profit	198,959	174,015
Selling and administrative expenses	105,577	87,397
Research and development expenses	21,974	19,138
Purchased intangibles amortization	2,176	1,403
Restructuring and other unusual charges (Note 10)	—	344

Operating income	69,232	65,733
Interest expense	(14,783)	(13,565)
Interest income	8,061	6,877

Income from operations before income taxes	62,510	59,045
Provision for income taxes	9,227	8,669

Net income	$53,283	$50,376

Net income per basic common share	$0.53	$0.49
Weighted average number of basic common shares	99,821	101,845
Net income per diluted common share	$0.52	$0.49
Weighted average number of diluted common shares and equivalents	101,712	103,074
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Product sales	$749,472	$636,049
Service sales	286,573	257,250

Total net sales	1,036,045	893,299
Cost of product sales	307,171	249,396
Cost of service sales	141,959	124,403

Total cost of sales	449,130	373,799

Gross profit	586,915	519,500
Selling and administrative expenses	301,707	261,903
Research and development expenses	59,811	57,836
Purchased intangibles amortization	6,434	3,980
Restructuring and other unusual charges (Note 10)	—	7,670

Operating income	218,963	188,111
Interest expense	(41,306)	(37,470)
Interest income	21,353	18,374

Income from operations before income taxes	199,010	169,015
Provision for income taxes	29,881	26,704

Net income	$169,129	$142,311

Net income per basic common share	$1.68	$1.38
Weighted average number of basic common shares	100,457	103,135
Net income per diluted common share	$1.65	$1.36
Weighted average number of diluted common shares and equivalents	102,352	104,570
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$169,129	$142,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	644	945
Provisions on inventory	5,283	3,805
Stock-based compensation	20,902	21,741
Deferred income taxes	(2,199)	(5,703)
Depreciation	20,508	20,095
Amortization of intangibles	19,177	15,253

Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,044	34,766
Increase in inventories	(22,473)	(43,760)
(Decrease) increase in other current assets	3,498	(1,032)
Increase in other assets	(12,283)	(7,514)
Increase in accounts payable and other current liabilities	37,359	17,717
Increase in deferred revenue and customer advances	10,759	9,299
Increase (decrease) in other liabilities	1,545	(1,530)

Net cash provided by operating activities	266,893	206,393

Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(45,023)	(38,567)
Business acquisitions, net of cash acquired	(7,105)	(16,181)
Investment in unaffiliated company	(3,532)	—
Purchase of short-term investments	(35,200)	—
Cash received from escrow related to business acquisition	724	—

Net cash used in investing activities	(90,136)	(54,748)

Cash flows from financing activities:
Proceeds from debt issuances	1,100,549	320,161
Payments on debt	(1,093,495)	(261,740)
Payments of debt issuance costs	(1,081)	—
Proceeds from stock plans	51,225	26,924
Purchase of treasury shares	(180,749)	(227,769)
Excess tax benefit related to stock option plans	18,656	6,440
Net payments of debt swaps and other dervatives contracts	(2,310)	(4,602)

Net cash used in financing activities	(107,205)	(140,586)
Effect of exchange rate changes on cash and cash equivalents	7,547	6,920

Increase in cash and cash equivalents	77,099	17,979
Cash and cash equivalents at beginning of period	514,166	493,588

Cash and cash equivalents at end of period	$591,265	$511,567

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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2007 and 2006 ended on September 29, 2007 and September 30, 2006, respectively.
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
Short-term Investments
Short-term securities consist of auction rate securities which are highly liquid, variable-rate debt securities which are backed by student loans. While the underlying securities have long-term nominal maturities, the interest rates are reset periodically through Dutch auctions that are typically held every 28 days. The auction rate securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Auction rate securities held by the Company were accounted for as available-for-sale securities.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
September 29, 2007	$12,619	$8,866	$(8,744)	$12,741
September 30, 2006	$11,719	$12,661	$(12,676)	$11,704
Stockholders’ Equity
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the nine months ended September 29, 2007, the Company repurchased 2.5 million shares at a cost of $146.2 million under this program.
     In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the nine months ended September 29, 2007 and September 30, 2006, the Company repurchased 0.6 million and 5.3 million shares at a cost of $34.5 million and $227.8 million, respectively, under this program. As of September 29, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program.
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
     The consolidated statements of operations for the three and nine months ended September 29, 2007 and September 30, 2006 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Cost of sales	$795	$1,034	$2,485	$3,286
Selling and administrative	5,173	4,786	15,336	14,582
Research and development	1,138	1,305	3,081	3,873

Total stock-based compensation	$7,106	$7,125	$20,902	$21,741

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 29, 2007 and September 30, 2006 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 29, 2007	September 30, 2006
Options issued in thousands	47	39
Risk-free interest rate	4.5%	4.3%
Expected life in years	6.0	6.0
Expected volatility	.280	.270
Expected dividends	—	—

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	September 29, 2007	September 30, 2006
Exercise price	$48.88	$39.38
Fair value	$18.19	$14.16
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2006	9,507	$9.39 to $80.97	$38.44
Granted	47	$48.88	$48.88
Exercised	(1,831)	$10.69 to $49.03	$26.77
Canceled	(75)	$21.39 to $72.06	$51.46

Outstanding at September 29, 2007	7,648	$9.39 to $80.97	$41.20

Restricted Stock
During each of the nine months ended September 29, 2007 and September 30, 2006, the Company granted eight thousand shares of restricted stock. The restrictions on these shares lapse at the end of a three-year period. The weighted average fair value of these awards on the grant date for the nine months ended September 29, 2007 and September 30, 2006 was $48.88 and $39.64, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
The following summarizes the unvested restricted stock unit award activity for the nine months ended September 29, 2007 and September 30, 2006 (in thousands, except for per share amounts):

	September 29, 2007		September 30, 2006
		Weighted-Average		Weighted-Average
	Shares	Price	Shares	Price
Unvested at the beginning of the period	315	$43.02	—	$—
Granted	249	$54.07	300	$42.73
Vested	(56)	$42.73	—	$—
Forfeited	(12)	$46.54	—	$—

Unvested at the end of period	496	$48.44	300	$42.73

     Restricted stock units are generally issued annually at the end of February and vest in equal annual installments over a five year period.
3  Inventories
Inventories are classified as follows (in thousands):

	September 29, 2007	December 31, 2006
Raw materials	$56,949	$51,568
Work in progress	20,923	17,400
Finished goods	113,249	99,469

Total inventories	$191,121	$168,437

4 Property, Plant and Equipment
During the nine months ended September 29, 2007 and September 30, 2006, the Company retired and disposed of approximately $3.1 million and $16.3 million, respectively, of property, plant and equipment, most of which was fully depreciated and no longer in use. Gains or losses on disposal were immaterial for the three and nine months ended September 29, 2007 and September 30, 2006.
5  Acquisitions
Environmental Resource Associates
In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resource Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for approximately $61.8 million, including $0.4 million of acquisition-related transaction costs and the assumption of $3.8 million of debt. This acquisition was accounted for under the purchase method of accounting and the results of operations of ERA have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $29.9 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The Company is amortizing the customer relationships, acquired technology and other purchased intangibles over ten years. The non-compete agreements are being amortized over five years. These intangible assets are being amortized over a weighted-average period of approximately 10 years. Included in intangible assets is a trademark in the amount of $3.7 million that has been assigned an indefinite life. ERA was acquired because the Company believes its existing distribution channels can be leveraged with ERA’s strong reputation within environmental laboratories. The excess purchase price of $44.6 million has been accounted for as goodwill and reflects a reimbursement of $0.7 million received in the first quarter of 2007 from the sellers in connection with finalization of the purchase price in accordance with the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase and sales agreement. The sellers also have provided the Company with normal representations, warranties and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes.
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

Other
In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures calorimeters and temperature instruments, for approximately $7.1 million in cash including the assumption of $1.1 million of liabilities. This acquisition was accounted for under the purchase method of accounting and the results of operations of CSC have been included in the consolidated results of the Company from the acquisition date. The purchase price of the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2.7 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. These intangible assets are being amortized over a weighted-average period of 9 years. The excess purchase price of $5.1 million after this allocation has been accounted for as goodwill. CSC was acquired because the Company believes that CSC’s products can be marketed to TA’s customer base and distribution channels. The sellers also have provided the Company with normal representations, warranties and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is deductible for tax purposes.
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
     The following represents the unaudited pro forma results of the ongoing operations for Waters, ERA, VICAM, Thermometric and CSC as though the acquisitions of ERA, VICAM, Thermometric and CSC had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net revenues	$1,038,799	$911,882
Net income	$169,347	$145,544
Net income per basic common share	$1.69	$1.41
Net income per diluted common share	$1.65	$1.39
6  Investment in Unaffiliated Company
In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. This investment is accounted for under the cost method of accounting.
7  Goodwill and Other Intangibles
The carrying amount of goodwill was $272.1 million and $265.2 million at September 29, 2007 and December 31, 2006, respectively. The increase is primarily attributable to the Company’s acquisition of CSC of approximately $5.1 million which was offset in part by $0.7 million as a result of a purchase price adjustment received from the previous owners of ERA (Note 5). Currency translation adjustments increased goodwill approximately $2.5 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	September 29, 2007			December 31, 2006
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$108,517	$40,434	10 years	$103,930	$33,294	10 years
Capitalized software	126,982	70,778	4 years	108,072	60,223	4 years
Licenses	10,627	6,997	9 years	10,352	6,166	9 years
Patents and other intangibles	18,404	7,292	8 years	14,813	5,831	8 years

Total	$264,530	$125,501	7 years	$237,167	$105,514	8 years

     The gross carrying value of intangible assets increased by approximately $2.1 million in the nine months ended September 29, 2007 due to the effect of foreign currency translation.
     For the three months ended September 29, 2007 and September 30, 2006, amortization expense for intangible assets was $6.4 million and $5.5 million, respectively. For the nine months ended September 29, 2007 and September 30, 2006, amortization expense for intangible assets was $19.2 million and $15.3 million, respectively. Amortization expense for intangible assets is estimated to be approximately $25.9 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $0.8 million in the nine months ended September 29, 2007 due to the effect of foreign currency translation.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of September 29, 2007, the Company had $895.0 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $203.6 million after outstanding letters of credit. At September 29, 2007, $500.0 million of the debt was classified as long-term debt and $395.0 million classified as short-term debt in the consolidated balance sheets. At December 31, 2006, the Company had a total of $885.0 million borrowed under the previous credit agreements. In total, $500.0 million of the debt was classified as long-term debt and $385.0 million classified as short-term debt at December 31, 2006 in the consolidated balance sheets. The weighted-average interest rates applicable to these borrowings were 5.93% and 6.02% at September 29, 2007 and December 31, 2006, respectively.
     The Company and its foreign subsidiaries also had available short-term lines of credit, totaling $98.5 million and $96.8 million at September 29, 2007 and December 31, 2006, respectively. At September 29, 2007 and December 31, 2006, the related short-term borrowings were $15.5 million at a weighted-average interest rate of 2.94% and $18.5 million at a weighted average interest rate of 3.21%, respectively.
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
     In August 2007, the Company entered into two new floating to fixed rate interest rate swaps, each with a notional amount of $50.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt. The maturity dates of the swaps are April 2009 and October 2009.
Hedges of Net Investments in Foreign Operations
During the nine months ended September 29, 2007, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values totaling $100.0 million. At September 29, 2007 and December 31, 2006, the notional amounts of outstanding contracts were $70.0 million and $100.0 million, respectively. The Company has designated the cross-currency interest rate swaps as hedges of net investments in foreign operations and, accordingly, the changes in fair value associated with these agreements are recorded in accumulated other comprehensive income in the consolidated balance sheets.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At September 29, 2007 and December 31, 2006, the Company held forward foreign exchange contracts with notional amounts totaling approximately $73.7 million and $70.9 million, respectively.
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
     The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes, net of related tax effects, as a component of its income tax provision. For the three and nine months ended September 29, 2007, the Company included approximately $0.3 million and $0.8 million, respectively, of interest expense, net of related tax benefits. No tax penalty expense was recorded in its income tax provision for the three and nine months ended September 29, 2007. As of January 1, 2007 and September 29, 2007, the Company had accrued approximately $2.8 million and $3.6 million, respectively, of estimated interest expense, net of related tax benefits. The Company had no accrued tax penalties at either January 1, 2007 or September 29, 2007.
     Following the measurement methodology of FIN 48, the Company had $62.4 million of unrecognized tax benefits as of January 1, 2007. During the three and nine months ended September 29, 2007, the Company recorded increases of approximately $1.3 million and $3.8 million, respectively, in its unrecognized tax benefits for a total of $66.2 million at September 29, 2007. If all of the Company’s unrecognized tax benefits as of September 29, 2007 were to become recognizable in the future, the Company would record a total reduction of $68.3 million in income tax provision but the Company does not expect that any portion of that total reduction will occur within the next twelve months; therefore, the unrecognized tax benefit at September 29, 2007 has been classified in the consolidated balance sheet as a long-term income tax liability.
     The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting as of September 29, 2007. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits and deferred tax assets and liabilities. As of September 29, 2007, however, the Company does not expect to be able to estimate the effects of the future lapsing of those statutes of limitations within the next twelve months.
     The Company’s effective tax rates for the three months ended September 29, 2007 and September 30, 2006 were 14.8% and 14.7%, respectively. This net increase is primarily attributable to increased income in jurisdictions with comparatively high effective tax rates, offset by the tax benefit associated with the charge recorded in the three months ended September 29, 2007 related to the contribution into the Waters Employee Investment Plan. (See Note 13 Retirement Plans.)
     The Company’s effective tax rates for the nine months ended September 29, 2007 and September 30, 2006 were 15.0% and 15.8%, respectively. This net decrease is primarily attributable to the tax benefit associated with the charge recorded in the nine months ended September 29, 2007 related to the contribution into the Waters Employee Investment Plan (See Note 13 Retirement Plans) and to increased income in jurisdictions with comparatively low tax rates, offset by increased income in jurisdictions with comparatively high tax rates.
10  Restructuring and Other Charges
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. In 2006, the Company incurred $8.5 million of charges related to the February 2006 initiative, of which $7.7 million was recorded in the nine months ended September 30, 2006. The Company does not expect to incur any additional charges in connection with this restructuring.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of activity of the Company’s restructuring liability included in other current liabilities on the consolidated balance sheets (in thousands):

	Balance			Balance
	December 31,			September 29,
	2006	Charges	Utilization	2007
Severance	$1,433	$—	$(670)	$763
Other	48	—	(48)	—

Total	$1,481	$—	$(718)	$763

11  Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 29, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$53,283	99,821	$0.53

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,658
Exercised and cancellations		233

Net income per diluted common share	$53,283	101,712	$0.52

	Three Months Ended September 30, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$50,376	101,845	$0.49

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,153
Exercised and cancellations		76

Net income per diluted common share	$50,376	103,074	$0.49

	Nine Months Ended September 29, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$169,129	100,457	$1.68

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,514
Exercised and cancellations		381

Net income per diluted common share	$169,129	102,352	$1.65

	Nine Months Ended September 30, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$142,311	103,135	$1.38

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,168
Exercised and cancellations		267

Net income per diluted common share	$142,311	104,570	$1.36

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For both the three months and nine months ended September 29, 2007, the Company had 1.1 million stock option securities that were anti-dilutive due to having higher exercise prices than the average price during the period. For both the three months and nine months ended September 30, 2006, the Company had 3.0 million stock option securities that were anti-dilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
12  Comprehensive Income
Comprehensive income details follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$53,283	$50,376	$169,129	$142,311
Foreign currency translation	12,801	3,057	21,165	13,111
Net depreciation and realized losses on derivative instruments	(7,422)	(103)	(12,180)	(9,417)
Income tax benefit	2,598	36	4,263	3,296

Net depreciation and realized losses on derivative instruments, net of tax	(4,824)	(67)	(7,917)	(6,121)

Net foreign currency adjustments	7,977	2,990	13,248	6,990
Unrealized losses on investments before income taxes	(713)	—	(1,038)	—
Income tax benefit	249	—	363	—

Unrealized losses on investments, net of tax	(464)	—	(675)	—

Retirement liability adjustment, net of tax	5,220	—	5,220	—

Other comprehensive income	12,733	2,990	17,793	6,990

Comprehensive income	$66,016	$53,366	$186,922	$149,301

13  Retirement Plans
     The Company sponsors various retirement plans. In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007. These pension plans are defined benefit pension plans covering substantially all of the Company’s U.S. employees. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a curtailment gain of $0.5 million. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company has reduced the projected benefit obligation liability by $6.7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service.
     The Company’s Board of Directors also approved a $12.6 million payment that will be contributed to the Waters Employee Investment Plan (a 401(k) defined contribution plan) in the first quarter of 2008. The $12.6 million of expense is reduced by a curtailment gain of $0.5 million, relating to various amendments to freeze the pay credit accrual, resulting in $12.2 million of expense being recorded in the consolidated statements of operations in the periods ending September 29, 2007 with $2.6 million included in cost of sales, $7.4 million included in selling and administrative expenses and $2.2 million included in research and development expenses. In addition, effective January 1, 2008, the Company’s Board of Directors increased the employer matching contribution in the Waters Employee Investment Plan by 3%.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 29, 2007 and September 30, 2006, respectively, are as follows (in thousands):

	Three Months Ended
	September 29, 2007			September 30, 2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$1,732	$64	$290	$1,979	$68	$279
Interest cost	1,351	69	196	1,132	60	166
Expected return on plan assets	(1,327)	(30)	(97)	(1,174)	(23)	(79)
Curtailment gain	(466)	—	—	—	—	—
Net amortization:
Prior service costs	(14)	(14)	—	(21)	(14)	—
Net actuarial loss	179	—	5	309	—	3

Net periodic pension cost	$1,455	$89	$394	$2,225	$91	$369

	Nine Months Ended
	September 29, 2007			September 30, 2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$5,614	$192	$870	$5,937	$204	$837
Interest cost	3,953	207	588	3,396	180	498
Expected return on plan assets	(3,993)	(90)	(291)	(3,522)	(69)	(237)
Curtailment gain	(466)	—	—	—	—	—
Net amortization:
Prior service costs	(58)	(42)	—	(63)	(42)	—
Net actuarial loss	583	—	15	927	—	9

Net periodic pension cost	$5,633	$267	$1,182	$6,675	$273	$1,107

     For the three months and nine months ended September 29, 2007, the Company contributed approximately $4.3 million to the U.S. Pension Plans. The Company does not expect to make any additional contributions for the rest of the year. For the three months and nine months ended September 30, 2006, the Company contributed approximately $3.5 million to the U.S. Pension Plans.
14  Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision-makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
     Waters Division is in the business of designing, manufacturing, distributing and servicing LC and MS technology instrument systems, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis, calorimetry and rheometry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics, product processes, products and services, types and classes of customers, methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net sales for the Company’s products and services are as follows for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Product net sales
Waters instrument systems	$174,442	$150,809	$516,519	$450,079
Chemistry	54,352	44,337	162,137	131,563
TA instrument systems	26,288	17,847	70,816	54,407

Total product net sales	255,082	212,993	749,472	636,049

Service net sales
Waters service	86,886	79,407	256,328	233,151
TA service	10,670	8,782	30,245	24,099

Total service net sales	97,556	88,189	286,573	257,250

Total net sales	$352,638	$301,182	$1,036,045	$893,299

15  Recent Accounting Standards Changes and Developments
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
The Company’s sales were $352.6 million and $301.2 million for the three months ended September 29, 2007 (the “2007 Quarter”) and September 30, 2006 (the “2006 Quarter”), respectively. The Company’s sales were $1,036.0 million and $893.3 million for the nine months ended September 29, 2007 (the “2007 Period”) and September 30, 2006 (the “2006 Period”), respectively. Sales grew 17% in the 2007 Quarter over the 2006 Quarter and 16% in the 2007 Period over the 2006 Period. Overall, the sales growth achieved in the 2007 Quarter and 2007 Period can be primarily attributed to the Company’s introduction of new products; an increase in spending by the Company’s pharmaceutical, industrial and government and academic customers; the benefit from acquisitions completed in 2006, which benefited sales growth by approximately 2%, and the effect of foreign currency translation.
     The effect of foreign currency translation benefited the 2007 Quarter by 3% and the 2007 Period sales growth rate by 2%, both increases principally in Europe. U.S. sales increased 18%, European sales increased 20% and Asian sales (including Japan) increased 13% during the 2007 Quarter. U.S. sales increased 19%, European sales increased 18% and Asian sales increased 12% during the 2007 Period. Asian sales in the 2007 Quarter and 2007 Period were impacted by weak economic conditions in Japan.
     In the 2007 Quarter and 2007 Period, global sales to pharmaceutical customers grew 13% and 17%, respectively, as customers increased their capital spending on the Company’s new products. Global sales to government and academic customers were 21% higher in the 2007 Quarter and 20% higher in the 2007 Period and can be primarily attributed to strong demand of the Company’s new products in the U.S., Europe and Asia. Global sales to industrial and food safety customers grew 24% in the 2007 Quarter and 15% in the 2007 Period as a result of the benefit from the 2006 acquisitions and strong demand for the Company’s new products.
     The Waters Division sales grew 15% in both the 2007 Quarter and in the 2007 Period. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) products, chemistry consumable products and services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales; the new high resolution Q-Tof PremierTM and new SynaptTM HDMSTM systems; organic sales growth from the chemistry consumables business and the 2006 acquisitions. The 2006 acquisitions added 2% to the 2007 Quarter and 2007 Period sales growth.
     Sales growth for the TA Division (“TA”), a business with a heavy industrial focus, grew 39% in the 2007 Quarter as compared to the 2006 Quarter. TA’s sales growth for the 2007 Quarter can be primarily attributed to new product introductions and the full quarter sales impact of the August 2006 Thermometric AB (“Thermometric”) acquisition. TA’s sales grew 29% in the 2007 Period as compared to the 2006 Period. TA’s sales growth for the 2007 Period benefited from a larger than normal backlog of orders in 2006 shipped in the first quarter of 2007, as well as the introduction of new products and Thermometric sales. Thermometric sales benefited TA’s sales growth rate by approximately 5% for both the 2007 Quarter and 2007 Period. In August 2007, the Company acquired Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures calorimeters and temperature instruments for $7.1 million in cash including the assumption of $1.1 million of liabilities. CSC is estimated to add approximately $5.0 million of product sales annually to TA and be neutral to earnings after debt service costs for the remainder of the year.
     In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007 and, effective January 1, 2008, the employer matching contribution in the Waters Employee Investment Plan (a 401(k) defined contribution plan) will be increased by 3%. The Company’s Board of Directors also approved a contribution into the Waters Employee Investment Plan to assist employees in transitioning to the new pension benefit changes. The Company recorded a $12.6 million charge in the three and nine months ending September 29, 2007 relating to this transition benefit that will be contributed into the Waters Employee Investment Plan in the first quarter of 2008.

     Operating income was $69.2 million and $65.7 million in the 2007 Quarter and 2006 Quarter, respectively. The $3.5 million net increase in operating income is primarily a result of the increase in the sales volume being partially offset by the $12.6 million charge in the 2007 Quarter related to the contribution into the Waters Employees Investment Plan. Operating income was $219.0 million and $188.1 million in the 2007 Period and 2006 Period, respectively. The $30.9 million net increase in operating income is primarily a result of the increase in sales and the impact of the $7.7 million of restructuring costs incurred in the 2006 Period relating to the February 2006 cost reduction initiative, partially offset by the $12.6 million charge related to the contribution into the Waters Employee Investment Plan.
     Operating cash flow was $266.9 million and $206.4 million in the 2007 Period and 2006 Period, respectively. The increase is primarily a result of the increase in net income. In cash flows used in investing activities, capital expenditures were $45.0 million and $38.6 million in the 2007 Period and 2006 Period, respectively. In August 2007, the Company acquired CSC for $7.1 million in cash including the assumption of $1.1 million of liabilities. In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. The 2006 Period included the acquisitions of VICAM Limited Partnership (“VICAM”) for $13.8 million and Thermometric for $2.5 million. In cash flows used in financing activities, the Company repurchased $180.7 million and $227.8 million of the Company’s outstanding common stock in the 2007 Period and 2006 Period, respectively. In addition, the Company received $51.2 million and $26.9 million of proceeds from stock plans in the 2007 Period and 2006 Period, respectively.
Results of Operations
Net Sales
Net sales for the 2007 Quarter and the 2006 Quarter were $352.6 million and $301.2 million, respectively, an increase of 17%. Net sales for the 2007 Period and the 2006 Period were $1,036.0 million and $893.3 million, respectively, an increase of 16%. Foreign currency translation benefited sales growth for the 2007 Quarter by 3% and 2007 Period by 2%. Product sales were $255.1 million and $213.0 million for the 2007 Quarter and the 2006 Quarter, respectively, an increase of 20%. Product sales were $749.5 million and $636.0 million for the 2007 Period and the 2006 Period, respectively, an increase of 18%. The increase in product sales for both the 2007 Quarter and 2007 Period was primarily due to the overall positive growth in Waters instrument system sales (LC and MS), TA instrument systems sales and chemistry consumables sales. The impact of the 2006 acquisitions accounted for 2% of the product sales growth for both the 2007 Quarter and 2007 Period. Service sales were $97.6 million and $88.2 million in the 2007 Quarter and the 2006 Quarter, respectively, an increase of 11%. Service sales were $286.6 million and $257.3 million in the 2007 Period and the 2006 Period, respectively, an increase of 11%. The increase in service sales for both the 2007 Quarter and 2007 Period was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.
Waters Division Net Sales
The Waters Division net sales grew 15% in both the 2007 Quarter and 2007 Period. The effect of foreign currency translation benefited the Waters Division sales growth by approximately 3% in both the 2007 Quarter and 2007 Period. Chemistry consumables sales grew approximately 23% in both the 2007 Quarter and 2007 Period. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology products and the sales associated with newly acquired Environmental Resource Associates (“ERA”) and VICAM product lines. These acquisitions benefited the chemistry consumable sales growth rate by 8% in the 2007 Quarter and 9% in the 2007 Period. Waters service sales grew 9% in the 2007 Quarter and 10% in the 2007 Period due to increased sales of service plans to the higher installed base of customers. Waters instrument system sales grew 16% in the 2007 Quarter and 15% in the 2007 Period. The increase in Waters instrument systems sales during the 2007 Quarter and 2007 Period is primarily attributable to higher sales of ACQUITY UPLC systems and Synapt HDMS systems sales. The Waters Division sales by product mix were substantially unchanged in the 2007 Quarter and 2007 Period with instruments, chemistry and service representing approximately 55%, 17% and 28%, respectively. Geographically, the Waters Division sales in the U.S., Europe and Asia strengthened approximately 15%, 19% and 10%, respectively, in the 2007 Quarter and 17%, 17% and 11%, respectively, in the 2007 Period. Sales to the rest of the world increased 16% in the 2007 Quarter and 9% in the 2007 Period. The effects of foreign currency translation increased sales growth by 8% and 7% in Europe in the 2007 Quarter and 2007 Period, respectively. U.S., Europe and Asia sales growth in the 2007 Quarter and 2007 Period was primarily due to higher demand from the

Company’s pharmaceutical and industrial customers. Europe’s sales growth in the 2007 Quarter and 2007 Period was geographically broad-based. Sales growth in the 2007 Quarter and 2007 Period in Asia continues to be primarily driven by increased sales in India and China.
TA Division Net Sales
TA’s sales grew 39% in the 2007 Quarter and 29% in the 2007 Period primarily as a result of TA’s new product introductions, strong sales growth in the U.S. and Europe and expansion of its Asian businesses, as well as a larger than normal backlog of orders in 2006 shipped in the first quarter of 2007. In addition, the 2007 Quarter and 2007 Period sales growth rate also benefited from the Thermometric acquisition. This August 2006 acquisition added approximately 5% to the TA sales growth rate in both the 2007 Quarter and 2007 Period. The effect of foreign currency translation benefited the TA sales growth by approximately 2% in both the 2007 Quarter and 2007 Period. Instrument sales grew 47% in the 2007 Quarter and 30% in the 2007 Period. The increase is due primarily to new product introductions through the acquisition of Thermometric. Instrument system sales represented approximately 71% and 67% of sales in the 2007 Quarter and 2006 Quarter, respectively. Instrument system sales represented approximately 70% and 69% of sales in the 2007 Period and 2006 Period, respectively. TA service sales grew 21% in the 2007 Quarter and 26% in the 2007 Period and can be primarily attributed to the higher installed base of customers. Geographically, sales growth for the 2007 Quarter and 2007 Period was predominantly in the U.S., Europe and Asia.
Gross Profit
Gross profit for the 2007 Quarter was $199.0 million compared to $174.0 million for the 2006 Quarter, an increase of $25.0 million, or 14%. Gross profit for the 2007 Period was $586.9 million compared to $519.5 million for the 2006 Period, an increase of $67.4 million, or 13%. The increase in gross profit for the 2007 Quarter and 2007 Period can be primarily attributed to the increase in sales. Gross profit as a percentage of sales decreased to 56.4% and 56.6% for the 2007 Quarter and 2007 Period, respectively, from 57.8% for the 2006 Quarter and 58.2% for the 2006 Period. This decrease is primarily due to a higher mix of Waters instrument system sales as well as sales of new products which have higher manufacturing costs and the unfavorable foreign currency impact related to the cost of MS products manufactured in the United Kingdom. In addition, gross profit was negatively impacted in the 2007 Quarter and 2007 Period by $2.6 million related to the contribution into the Waters Employee Investment Plan. The Company believes gross profit percentages should improve in the fourth quarter of 2007 as volume efficiencies are achieved on new products.
Selling and Administrative Expenses
Selling and administrative expenses for the 2007 Quarter and 2006 Quarter were $105.6 million and $87.4 million, respectively, an increase of 21%. Included in selling and administrative expenses for the 2007 Quarter is a $7.4 million charge related to the contribution into the Waters Employee Investment Plan. The remaining $10.8 million increase in total selling and administrative expenses for the 2007 Quarter is primarily due to annual merit increases across most divisions; headcount additions to support the increased sales volume; costs from new acquisitions and the unfavorable impact of foreign currency translation. Selling and administrative expenses for the 2007 Period and 2006 Period were $301.7 million and $261.9 million, respectively, an increase of 15%. Included in selling and administrative expenses for the 2007 Period is a $7.4 million charge related to the contribution into the Waters Employee Investment Plan. The remaining $32.4 million increase in total selling and administrative expenses for the 2007 Period is primarily due to annual merit increases across most divisions; headcount additions to support the increased sales volume; costs from new acquisitions and the unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 29.9% for the 2007 Quarter and 29.1% for the 2007 Period compared to 29.0% for the 2006 Quarter and 29.3% for the 2006 Period. Management anticipates selling and administrative expenses to increase at a lower rate in the fourth quarter of 2007.
Research and Development Expenses
Research and development expenses were $22.0 million and $19.1 million for the 2007 Quarter and 2006 Quarter, respectively, an increase of $2.9 million, or 15%. Research and development expenses were $59.8 million and $57.8 million for the 2007 Period and 2006 Period, respectively, an increase of $2.0 million, or 3%. The increase in research and development expense for both the 2007 Quarter and 2007 Period is primarily due to the $2.2 million charge related to the contribution into the Waters Employee Investment Plan.

2006 Restructuring
In February 2006, the Company implemented a cost reduction plan primarily affecting operations in the U.S. and Europe that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. In 2006, the Company incurred $8.5 million of charges related to the February 2006 initiative, of which $0.3 million and $7.7 million was recorded in the 2006 Quarter and 2006 Period, respectively. The Company does not expect to incur any additional charges in connection with the February 2006 restructuring initiative.
     The following is a summary of activity of the Company’s 2006 restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			September 29,
	2006	Charges	Utilization	2007
Severance	$1,433	$—	$(670)	$763
Other	48	—	(48)	—

Total	$1,481	$—	$(718)	$763

Interest Expense
Interest expense was $14.8 million and $13.6 million for the 2007 Quarter and 2006 Quarter, respectively. Interest expense was $41.3 million and $37.5 million for the 2007 Period and 2006 Period, respectively. The increase in interest expense in the 2007 Quarter is primarily attributable to an increase in average borrowings in the U.S. to fund the stock repurchase programs. The increase in interest expense for the 2007 Period is primarily attributable to an increase in average interest rates on the Company’s outstanding debt and an increase in average borrowings in the U.S. to fund the stock repurchase programs.
Interest Income
Interest income was $8.1 million and $6.9 million for the 2007 Quarter and 2006 Quarter, respectively. Interest income was $21.4 million and $18.4 million for the 2007 Period and 2006 Period, respectively. The increase in interest income for the 2007 Quarter is primarily due to higher invested cash balances. The increase in interest income for the 2007 Period is primarily due to higher interest rate yields and higher invested cash balances.
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
     The Company’s effective tax rates for the 2007 Quarter and 2006 Quarter were 14.8% and 14.7%, respectively. This net increase is primarily attributable to increased income in jurisdictions with comparatively high effective tax rates, offset by the tax benefit associated with the charge recorded in the 2007 Quarter related to the contribution into the Waters Employee Investment Plan.
The Company’s effective tax rates for the 2007 Period and 2006 Period were 15.0% and 15.8%, respectively. This net decrease is primarily attributable to the tax benefit associated the charge recorded in the 2007 Quarter related to the contribution into the Waters Employee Investment Plan and to increased income in jurisdictions with comparatively low tax rates, offset by increased income in jurisdictions with comparatively high tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net income	$169,129	$142,311
Depreciation and amortization	39,685	35,348
Stock-based compensation	20,902	21,741
Change in accounts receivable	15,044	34,766
Change in inventories	(22,473)	(43,760)
Change in accounts payable and other current liabilities	37,359	17,717
Change in deferred revenue and customer advances	10,759	9,299
Other changes	(3,512)	(11,029)

Net cash provided by operating activities	266,893	206,393
Net cash used in investing activities	(90,136)	(54,748)
Net cash used in financing activities	(107,205)	(140,586)
Effect of exchange rate changes on cash and cash equivalents	7,547	6,920

Increase in cash and cash equivalents	$77,099	$17,979

Cash Flow from Operating Activities
Net cash provided by operating activities was $266.9 million and $206.4 million in the 2007 Period and 2006 Period, respectively. The $60.5 million increase in the net cash provided from operating activities in the 2007 Period compared to the 2006 Period is attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2007 Period compared to the 2006 Period is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2007 Period as compared to the 2006 Period. The days-sales-outstanding (“DSO”) increased to 70 days at September 29, 2007 from 68 days at September 30, 2006.

•	Inventory growth was lower in the 2007 Period compared to the 2006 Period primarily due to the 2006 Period having a higher ramp-up of new products launched later in that year and the increased levels of Alliance inventory during the 2006 outsourcing transition to Singapore.

•	The 2007 Period changes in accounts payable and other current liabilities and other changes compared to the 2006 Period is primarily attributable to the reclassification within these line items of certain pension and income tax liabilities from current to long-term liabilities required by the recently adopted Statement of Financial Accounting Standard No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” and FIN 48. The overall net change in these items can be attributed to an increase in accounts payable resulting from the timing of payments to vendors, an increase in income tax liabilities and an increase in accrued compensation resulting from the $12.6 million contribution into the Waters Employee Investment Plan partially offset by the reduction in the pension liability relating to the freezing of the pay credit accrual in the U.S. Pension Plans. The contribution into the Waters Employee Investment Plan will be made in the first quarter of 2008.

•	Net cash provided from deferred revenue and customer advances in both the 2007 Period and 2006 Period was a result of the installed base of customers renewing annual service contracts.

Cash Used in Investing Activities
Net cash used in investing activities totaled $90.1 million and $54.7 million in the 2007 Period and 2006 Period, respectively. Additions to fixed assets and capitalized software were $45.0 million in the 2007 Period and $38.6 million in the 2006 Period. Capital spending additions during the 2007 and 2006 Periods were consistent with capital spending trends and expectations to accommodate the Company’s growth. In August 2007, the Company acquired CSC for $7.1 million in cash including the assumption of $1.1 million of liabilities. In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. During the third quarter of 2007 the Company purchased $35.2 of short-term auction rate securities. In addition, in 2007 the Company received $0.7 million from the former shareholders of ERA in connection with the finalization of the purchase price in accordance with the purchase and sales agreement. Business acquisitions were $16.2 million in the 2006 Period, related to the acquisition of VICAM and Thermometric.
Cash Used in Financing Activities
During the 2007 Period, the Company’s net debt borrowings increased by $7.1 million compared to a $58.4 million increase in the 2006 Period.
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
     In August 2007, the Company entered into two new floating to fixed rate interest rate swaps, each with a notional amount of $50.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt. The maturity dates of the swaps are April 2009 and October 2009.
     As of September 29, 2007, the Company had $895.0 million borrowed under the credit agreement dated as of January 2007 and an amount available to borrow of $203.6 million after outstanding letters of credit.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the 2007 Period, the Company repurchased 2.5 million shares at a cost of $146.2 million under this program, leaving $353.8 million authorized for future repurchases. In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the 2007 Period and 2006 Period, the Company repurchased 0.6 million and 5.3 million shares at a cost of $34.5 million and $227.8 million, respectively, under this program. As of September 29, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program. The Company believes that the share repurchase program benefits shareholders by increasing earnings per share through reducing the number of shares outstanding while maintaining adequate financial flexibility given current cash and debt levels.
     The Company received $51.2 million and $26.9 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plans in the 2007 Period and 2006 Period, respectively. Proceeds from stock option exercises were higher in the 2007 Period compared to the 2006 Period and are believed to be attributable to the increase in the Company’s stock price.
     The Company believes that the cash and cash equivalents balance of $591.3 million and $35.2 million of short-term investments at the end of the 2007 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from a number of external financing alternatives and external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company reviewed its contractual obligations and commercial commitments as of September 29, 2007 and determined that there were no significant changes from the ones set forth in the Form 10-K, with the exception of the changes related to the adoption of FIN 48 and the new credit agreement dated January 2007. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Following the measurement methodology of FIN 48, the Company had $66.2 million of unrecognized tax benefits as of September 29, 2007. See Note 9, Income Taxes, in the Condensed Notes to Consolidated Financial Statements for additional information. The maturity date of the credit agreement dated January 2007 is January 11, 2012. See Note 8, Debt, in the Condensed Notes to Consolidated Financial Statements for additional information.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to its financial position or results of operations.
     During the 2007 Quarter, the Company contributed $4.3 million to the Company’s U.S. pension plan. The Company does not anticipate making any additional payments in the fourth quarter of 2007.
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
New Accounting Pronouncements
Refer to Note 15, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products, (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products, (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, the ability to successfully integrate acquired businesses, the impact of changes in accounting principles and practices, fluctuations in capital expenditures by our customers, in particular, large pharmaceutical companies; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s market risk during the nine months ended September 29, 2007. For additional information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

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
(b) Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:  Other Information
Item 1:  Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended September 29, 2007 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007.
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
Competition and the Analytical Instrument Market
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis and rheometry product lines, is highly competitive and the Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are more diversified than the Company’s business but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future. A significant portion of the Company’s sales are to the worldwide pharmaceutical and biotechnology industries which may be periodically subject to unfavorable market conditions and consolidations. Approximately 53% of the Company’s net sales in the 2007 Period and 2006 Period were to worldwide pharmaceutical and biotechnology industries. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
Risk of Disruption
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New

Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various smaller locations as a result of the 2006 and 2007 acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.
Foreign Operations and Exchange Rates
Approximately 68% of the Company’s net sales in both the first nine months of 2007 and 2006 were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
     Additionally, the U.S. dollar value of the Company’s net sales and cost of sales varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material effect on the Company’s results of operations or financial condition.
Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. There has been no change in key management employees in the first nine months of 2007. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first nine months of 2007. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial condition.
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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended September 29, 2007 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
July 1 to July 28, 2007	—	$—	—	$372,046
July 29 to August 25, 2007	402	60.21	402	353,751
August 25 to September 29, 2007	—	—	—	353,751

Total	402	60.21	402	353,751

(1)	The Company purchased an aggregate of 2.5 million shares of its outstanding common stock in the 2007 Period in open market transactions pursuant to a repurchase program that was announced on February 27, 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.
Item 3:  Defaults Upon Senior Securities
Not Applicable
Item 4:  Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5:  Other Information
Not Applicable
Item 6:  Exhibits

Exhibit
Number	Description of Document
10.49	Amended and Restated Waters Retirement Restoration Plan, Effective January 1, 2008

10.52	Amended and Restated Waters 401(k) Restoration Plan, Effective January 1, 2008

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ John Ornell
John Ornell
Date: November 2, 2007	Vice President, Finance and Administration and Chief Financial Officer