Form 10-K
period 2007-12-31
WATERS CORP /DE/
filed 2008-02-29
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007: $5,924,603,000.

Indicate the number of shares outstanding of the registrant’s common stock as of February 20, 2008: 99,959,336

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III, including, specifically, the Compensation and Management Development Committee Report to be included in that proxy statement.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software based products that interface with the Company’s instruments as well as other manufacturers’ instruments.

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s Waters instruments (LC and MS) are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability of fine chemicals and polymers for uses in various industrial, consumer goods and healthcare products.

The Company typically experiences an increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end.

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

Business Segments

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. As indicated above, the Company operates in the analytical instruments industry, designing, manufacturing, distributing and servicing products in three technologies: LC and MS instruments; columns and other consumables; and thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments, Waters Division and TA Division, have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas are set forth in Note 17 in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and government agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their international counterparts that mandate testing that requires HPLC instrumentation.

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

In March 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of application beyond that of HPLC, enabling the uncovering of new levels of scientific information. Though it offers significant performance advantages, ACQUITY UPLC is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. The Company began shipping the ACQUITY UPLC in the third quarter of 2004. During 2007, 2006 and 2005, the Company experienced growth in the instrument systems product line primarily from the sales of the ACQUITY UPLC.

Waters manufactures LC instruments that are offered in configurations that allow for varying degrees of automation, from component configured systems for academic research applications to fully automated Alliance® 2795 systems for high speed screening, and that have a variety of detection technologies, from ultra-violet (“UV”) absorbance to MS, optimized for certain analyses. The Company also manufactures tailored LC systems for the analysis of biologics as well as an LC detector utilizing evaporative light scattering technology to expand the usage of LC to compounds that are not amenable to UV absorbance detection.

The primary consumable products for LC are chromatography columns. These columns are packed with separation media used in the LC testing process and are replaced at regular intervals. The chromatography column contains one of several types of packing material, typically stationary phase particles made from silica. As the sample flows through the column, it is separated into its constituent components.

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument and, furthermore, that its ACQUITY UPLC instrument will primarily use ACQUITY UPLC columns. In 2007, 2006 and 2005, excluding the small impact from acquisitions mentioned below, the Company experienced growth in its LC chromatography column and sample preparation businesses, especially in the XBridgetm, SunFiretm and ACQUITY UPLC columns, as well as in Oasis® sample preparation cartridges.

In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for $13.8 million in cash. VICAM is a leading provider of tests to identify and quantify mycotoxins in various agricultural commodities. The Company’s test kits provide reliable, quantitative detection of particular mycotoxins through the choice of flurometer, LC-MS or HPLC. In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resources Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for $61.8 million in cash and the assumption of $3.8 million of debt. ERA also provides product support services required to help laboratories with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis.

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

Mass Spectrometry

Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments can be integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time of flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

Currently, the Company offers a wide range of MS instruments utilizing various combinations of quadrupole, Tof, ion mobility and magnetic sector designs. These instruments are used in drug discovery and development, as well as for environmental testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical and environmental market segments worldwide.

The mass spectrometer is an increasingly important detection device for LC. The Company’s smaller-sized mass spectrometers (such as the SQD and the TQD) are often referred to as LC “detectors” and are either sold as part of an LC system or as an LC upgrade. Large quadrupole systems, such as the Waters Quattro microtm and Quattro Premiertm XE instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing, and Q-Tof instruments, such as the Company’s Q-Tof microtm and Q-Tof Premiertm instruments, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In late 2006, the Company also introduced a new tandem quadrupole device, the TQD, and a new hybrid quadrupole-time of flight technology system, the Synapttm HDMStm. The Synapt HDMS system integrates ion mobility technology within a Q-Toftm geometry instrument configuration and uniquely allows researchers to glean molecular shape information, a novel capability for a mass spectrometry instrument. The introduction of these new products has augmented the recent growth of the MS instrument systems.

LC-MS

LC and MS are instrumental technologies often embodied within an analytical system tailored for either a dedicated class of analyses or as a general purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it is becoming common for LC and MS instrumentation to be used within the same laboratory and be operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters Division to develop, manufacture, sell and service integrated LC-MS systems.

Service

The servicing and support of LC and MS instruments and accessories is an important source of revenue for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans most typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a multi-year contract that is priced according to the configuration of the instrument.

TA DIVISION

Thermal Analysis, Rheometry and Calorimetry

Thermal analysis measures the physical characteristics of materials as a function of temperature. Changes in temperature affect several characteristics of materials, such as their physical state, weight, dimension and mechanical and electrical properties, which may be measured by one or more thermal analysis techniques, including calorimetry. Consequently, thermal analysis techniques are widely used in the development, production and characterization of materials in various industries, such as plastics, chemicals, automobiles, pharmaceuticals and electronics.

Rheometry instruments complement thermal analyzers in characterizing materials. Rheometry characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of “loading” or conditions. The information obtained under such conditions provides insight to a material’s behavior during manufacturing, transport, usage and storage.

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and healthcare products. As with systems offered through the Waters Division, a range of instrumental configurations are available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Seriestm family of differential scanning calorimeters includes a range of instruments, from basic dedicated analyzers to more expensive systems, that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2006, TA introduced four new differential scanning calorimeters. During 2005, TA introduced a new thermogravimetric analyzer (“TGA”), the Q5000IR TGA, and a new AR-G2 rheometer. The introduction of these new products significantly helped grow the TA business in 2007, 2006 and 2005.

In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometric”), a manufacturer of high performance micro-calorimeters, for $2.5 million in cash and the assumption of $1.2 million of debt. Thermometric’s flagship product, the TAM III, is a modular calorimeter that employs proprietary technology to deliver unparalleled calorimetric sensitivity and temperature stability. It is routinely used to characterize materials and their interactions in the fields of pharmaceuticals, life and materials sciences. The TAM III systems complement TA’s industry leading Q-Series differential scanning calorimeter product line and enhances TA’s position as the world’s leading supplier of thermal analysis instrumentation.

In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures highly sensitive calorimeters, for $7.1 million in cash, including the assumption of $1.1 million of liabilities. CSC products and services are primarily used in the life-sciences industry. This acquisition adds two systems which complement TA’s existing TAM micro-calorimeter product line. The Nano-ITC is an isothermal titration calorimeter designed to measure protein-ligand binding and the interaction of biological materials. The Nano-DSC is an ultra-sensitive scanning calorimeter used to measure the stability of proteins and other macromolecules in dilute solutions and is commonly used in pharmaceutical development processes.

Service

The Company sells, supports and services these product offerings through TA, headquartered in New Castle, Delaware. TA operates independently from the Waters Division, though several of its overseas offices are situated in Waters facilities. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of replacement parts and from billed labor fees associated with the repair, maintenance and upgrade of installed systems.

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

The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2007, 2006 and 2005, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry, focused exclusively on its LC, MS and thermal analysis installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 2,500 field representatives in 86 sales offices throughout the world as of December 31, 2007, compared to approximately 2,400 field representatives in 82 sales offices as of December 31, 2006. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. The Company provides customers with comprehensive product literature and also makes consumable products available through a dedicated catalog.

Manufacturing

The Company provides high quality LC products by controlling each stage of production of its instruments, columns and chemical reagents. The Company currently assembles a substantial portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains a quality management system in accordance with the requirements of ISO 9001:2000, ISO 13485:2003 and applicable regulatory requirements (including FDA Quality System Regulations and the European In-Vitro Diagnostics Directives). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that can meet the Company’s quality requirements. In 2006, the Company transitioned the manufacturing of the Alliance HPLC instrument system to a company in Singapore. The Company expects to continue pursuing outsourcing opportunities.

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

The Company manufactures most of its MS products at its facilities in Manchester, England; Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain its high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities meet similar ISO and FDA standards met by the Milford, Massachusetts facility and are registered with the FDA.

Thermal analysis and rheology products are manufactured by TA. Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility. Rheometry products are manufactured at the Company’s New Castle, Delaware and Crawley, England facilities. Similar to MS, certain elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s thermal analysis facilities are certified to ISO 9001:2000 standards.

During 2007 and 2006, the Company added five manufacturing locations in connection with the VICAM, ERA, Thermometric and CSC acquisitions. VICAM manufactures antibody resin and magnetic beads that are packed into columns and kits in Watertown, Massachusetts and Nixa, Missouri. ERA manufactures environmental proficiency kits in Arvada, Colorado. Thermometric and CSC manufacture high performance micro-calorimeters in Sweden and Lindon, Utah, respectively.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update the existing product offering. The Company’s research and development expenditures for 2007, 2006 and 2005 were $80.6 million, $77.3 million and $66.9 million, respectively. Included in the 2007 and 2006 expenses are $4.3 million and $5.1 million, respectively, of costs associated with the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-based Payment”. Nearly all of the current LC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2007, there were 628 employees involved in the Company’s research and development efforts, compared to 571 employees in 2006. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 5,000 employees, with 47% located in the United States, and approximately 4,700 employees, with 45% located in the United States, at December 31, 2007 and 2006, respectively. The increase of 6% over 2006 is primarily due to increases in manufacturing operations, research and development and from acquisitions. The Company considers its employee relations, in general, to be good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

Competition

The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers in both domestic and foreign markets for each of its three technologies. The Company competes in its markets primarily on the basis of instrument performance, reliability, service and, to a lesser extent, price. Some competitors have instrument businesses that are generally more diversified than the Company’s business but are typically less focused on the Company’s chosen markets. Some competitors have greater financial and other resources than the Company.

In the markets served by the Waters Division, the Company’s principal competitors include: Applied BioSystems, Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc., Varian, Inc., Shimadzu Corporation and Bruker BioSciences Corporation. In the markets served by TA, the Company’s principal competitors include:

PerkinElmer Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern Instruments Ltd., Anton-Paar and Microcal, LLC. The Company is not currently aware of a competitor that it believes offers an instrument system comparable to its ACQUITY UPLC.

The market for consumable LC products, including separation columns, is highly competitive and more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation, performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Supelco Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns to effect the chemical separation. UPLC columns are both fluidically and electronically connected to the ACQUITY UPLC instrument to allow users to simultaneously employ and track the performance status of the UPLC column. The Company believes that the expansion of ACQUITY UPLC technology will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument.

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

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations and has operated its business in the past in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

Available Information

The Company files all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The Company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Internet address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption About Waters > Investor Information.

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, “projects” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including and without limitation, the impact of changes in accounting principles and practices or tax rates; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by our customers, in particular, large pharmaceutical companies; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results, as well as additional risk factors set forth below. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.

Item 1A:	Risk Factors

Competition and the Analytical Instrument Market
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% of the Company’s net sales in both 2007 and 2006 were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Risk of Disruption
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various other locations as a result of the 2007 and 2006 acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

Foreign Operations and Exchange Rates
Approximately 68% of the Company’s net sales in both 2007 and 2006 were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales and cost of sales varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations or financial condition.

Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company by third-party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. The Company’s patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations or financial condition.

Reliance on Customer Demand
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis and rheometry products, the timing and level of capital expenditures of the Company’s customers, changes in government regulations, funding available to academic and government institutions, general economic conditions and the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above.

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

Reliance on Outside Manufacturers
Certain components or modules of the Company’s LC and MS instruments are manufactured by long-standing outside contractors. In April 2006, the Company transitioned the manufacturing of the Alliance HPLC instrument system to a company in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

Risk in Unexpected Shifts in Taxable Income between Tax Jurisdictions
The Company is subject to a range of income tax rates, from 0% to in excess of 35%, depending on specific tax jurisdictions around the world. The Company typically generates a substantial portion of its taxable income in the fourth quarter of each fiscal year. Shifts in actual taxable income from previous quarters’ projections due to factors, including, but not limited to, changes in volume and foreign currency translation rates, could have an adverse effect on the Company’s income tax expense and results of operations.

Levels of Debt and Debt Service Requirements
The Company had approximately $884.2 million in debt and $693.0 million in cash, cash equivalents and short-term investments as of December 31, 2007. As of December 31, 2007, the Company also has the ability to borrow an additional $233.2 million from its existing credit facilities. Most of the Company’s debt is in the U.S. While there is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs, a majority of the Company’s cash is maintained and generated from foreign operations. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Waters operates 22 United States facilities and 73 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased

Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Watertown, MA	M, R, S, A	Leased
Nixa, MO	M, S, D, A	Leased
Arvada, CO	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Etten-Leur, Netherlands	S, D, A	Owned
St. Quentin, France	S, A	Leased
Singapore	R, S, D, A	Leased
Tokyo, Japan	S, A	Leased
Wexford, Ireland	M, R, D, A	Owned
New Castle, DE	M, R, S, D, A	Leased
Crawley, England	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
Brasov, Romania	R, A	Leased
Jarfalla, Sweden	M, R, D, S, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 12 field offices in the United States and 60 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International

Dublin, CA	Australia	Ireland	Taiwan
Irvine, CA	Austria	Italy	United Kingdom
Schaumburg, IL	Belgium	Japan
Wood Dale, IL	Brazil	Korea
Beverly, MA	Canada	Mexico
Columbia, MD	Czech Republic	Netherlands
Ann Arbor, MI	Denmark	People’s Republic of China
Cary, NC	Finland	Poland
Parsippany, NJ	France	Puerto Rico
Huntingdon, PA	Germany	Spain
Bellaire, TX	Hungary	Sweden
Spring, TX	India	Switzerland

(2)	The Company operates more than one office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

In France, the Paris District Court has found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company has filed a further appeal in the case and the appeal was dismissed in March 2007. The Company has sought a declaration from the French court that, as was found in both the UK and

Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter was held in September 2007 and, in December 2007, the French court held that the modified features of the Alliance pump are non-infringing. Agilent has appealed this ruling.

In the German case, a German court has found the patent infringed. The Company appealed the German decision and, in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent sought an appeal in that action and the appeal was heard in April 2007. Following the hearing, the German Federal Court of Justice set aside the judgment of the appeals court and remanded the case back to the appeals court for further proceedings. In July 2005, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continue to infringe the HP patents. In August 2006, following a trial in this new action the German court ruled that the Company did not infringe the HP patents. Agilent has filed an appeal in this action. A hearing on this appeal was held in January 2008. The court has not yet rendered a decision.

The Company recorded provisions in 2002, 2004 and 2005 for estimated damages, legal fees and court costs to be incurred with respect to this ongoing litigation. The provisions represent management’s best estimate of the probable and reasonably estimable loss related to the litigations.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 59, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation and a Director of Genzyme Corporation.

Arthur G. Caputo, 56, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 50, became Vice President of Human Resources in October 2005 and has served as Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she has held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 50, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 53, became Vice President, General Counsel and Secretary of the Company in April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this document and should be considered an integral part of this Item 5. The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is listed on the New York Stock Exchange under the symbol WAT. As of February 13, 2008, the Company had approximately 229 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future.

The Company has not made any sales of unregistered securities in the years ended December 31, 2007, 2006 or 2005.

STOCK PRICE PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total return on $100 invested as of December 31, 2002 (the last day of public trading of the Company’s common stock in fiscal year 2002) through December 31, 2007 (the last day of public trading of the common stock in fiscal year 2007) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its initial public offering. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE
DECEMBER 31, 2002 AMONG WATERS CORPORATION,
NYSE MARKET INDEX AND SIC CODE 3826 — LABORATORY ANALYTICAL INSTRUMENTS

	2002	2003	2004	2005	2006	2007
WATER CORPORATION	100.00	152.25	214.83	173.55	224.84	363.04
SIC CODE INDEX	100.00	145.87	179.02	184.63	210.53	267.50
NYSE MARKET INDEX	100.00	129.55	146.29	158.37	185.55	195.46

The quarterly range of high and low sales prices for the Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low

April 1, 2006	$44.88	$37.06
July 1, 2006	$46.98	$40.40
September 30, 2006	$45.41	$38.38
December 31, 2006	$51.64	$44.43
March 31, 2007	$58.40	$48.67
June 30, 2007	$61.38	$58.20
September 29, 2007	$68.19	$58.26
December 31, 2007	$80.07	$66.20

The following table provides information about purchases by the Company during the three months ended December 31, 2007 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs

September 30 to October 27, 2007	—	$—	—	$353,751
October 28 to November 24, 2007	—	—	—	353,751
November 25 to December 31, 2007	250	79.22	250	333,946

Total	250	79.22	250	333,946

(1)	The Company purchased an aggregate of 3.4 million shares of its outstanding common stock during 2007 in open market transactions pursuant to repurchase programs that were announced in October 2005 (the “2005 Program”) and February 2007 (the “2007 Program”). The 2005 Program authorized the Company to repurchase up to $500.0 million of its outstanding common stock in open market transactions and was completed in the first quarter of 2007. The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.

Item 6:	Selected Financial Data

Reference is made to information contained in the section entitled “Selected Financial Data” on page 73 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Fiscal 2007 Quarterly Financial Data

As further described in Note 19 in the Notes to Consolidated Financial Statements, the Company has restated its unaudited consolidated balance sheets and unaudited consolidated statements of cash flows for each of the first three quarters in fiscal 2007, to change the classification of certain marketable securities from cash and cash equivalents to short-term investments.

Business and Financial Overview

The Company’s sales were $1,473.0 million, $1,280.2 million and $1,158.2 million in 2007, 2006 and 2005, respectively. Sales grew 15% in 2007 over 2006 and 11% in 2006 over 2005. Overall, the sales growth achieved in these years can be primarily attributed to the Company’s introduction of new products; an increase in spending by the Company’s pharmaceutical, industrial, governmental and academic customers; the benefits from acquisitions and the effects of foreign currency translation.

Net income per diluted share was $2.62, $2.13 and $1.74 in 2007, 2006 and 2005, respectively. Net income per diluted share grew at a rate of 23% in 2007 over 2006 and 22% in 2006 over 2005.

The effect of currency translation benefited the 2007 sales growth rate by 3% and benefited the 2006 sales growth rate by less than 1%, both increases principally resulting from European sales. U.S. sales increased 17% and 4%; European sales increased 17% and 12%; and Asian sales (including Japan) increased 12% and 19% during 2007 and 2006, respectively.

In 2007 and 2006, global sales to pharmaceutical customers grew 13% and 8%, respectively, as these customers increased their capital spending on the Company’s new products. Global sales to government and academic customers were 24% higher in 2007 and 16% higher in 2006 and can be primarily attributed to strong demand of the Company’s new products in the U.S., Europe and Asia. Global sales to industrial and food safety customers grew 16% in 2007 and 13% in 2006 primarily as a result of the benefit from acquisitions and strong demand for the Company’s new products.

The Waters Division sales grew by 14% in 2007 and 11% in 2006. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales; the new high resolution Q-Tof Premiertm and new Synapttm HDMStm systems; organic sales growth from the chemistry consumables business and the 2006 acquisitions. These acquisitions added 1% to the 2007 sales growth.

Sales growth for the TA Division (“TA”), a business with a heavy industrial focus, grew 27% and 9% for 2007 and 2006, respectively. TA’s sales growth can be primarily attributed to new product introductions and the impact of the August 2007 acquisition of Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures highly sensitive calorimeters and the August 2006 Thermometric AB (“Thermometric”) acquisition. The CSC and Thermometric sales benefited TA’s sales growth rate by 4% in 2007. CSC’s earnings after debt service were about neutral for the year ended December 31, 2007. CSC product sales in 2008 are expected to be approximately $5.0 million. TA sales growth for 2007 also benefited from a larger than normal backlog of orders in 2006 which were shipped in the first quarter of 2007.

In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007 and, effective January 1, 2008, the employer matching contribution in the Waters Employee Investment Plan (a 401(k) defined contribution plan) was increased by 3%. The Company’s Board of Directors also approved a transitional contribution into the Waters Employee Investment Plan to assist employees in transitioning to the new pension benefit design. The Company recorded a $12.6 million charge in 2007 relating to this transition benefit that will be contributed to the Waters Employee Investment Plan in the first quarter of 2008.

Operating income was $348.9 million, $295.2 million and $283.2 million in 2007, 2006 and 2005, respectively. The $53.7 million net increase in 2007 operating income over 2006 is primarily a result of the benefits from the increased sales volume and the impact of the $8.5 million of restructuring costs incurred in 2006 relating to the February 2006 cost reduction initiative. This increase was offset by the $12.6 million charge taken in 2007 related to the transitional contribution into the Waters Employee Investment Plan. The $12.0 million net increase in 2006 operating income over 2005 is primarily a result of the benefit from the increased sales volume being partially offset by $28.0 million of the additional stock-based compensation costs incurred as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, and $8.5 million of restructuring costs incurred relating to the February 2006 cost reduction initiative.

Operating cash flow was $370.5 million, $263.6 million and $298.1 million in 2007, 2006 and 2005, respectively. The $106.9 million increase in the 2007 operating cash flow as compared to 2006 is primarily the result of higher net income; the leveling off of the inventory ramp-up in 2006 for new product introductions and safety stock related to outsourcing; and the timing of payments to vendors. Included in the 2006 operating cash flow was a

$9.0 million tax payment associated with the American Jobs Creation Act (“AJCA”), a $3.5 million litigation payment and $7.0 million of severance and other facility-related payments made in connection with the cost reduction initiative. The decline in the 2006 operating cash flow as compared to 2005 can be attributed to an increase in inventories of $29.9 million over 2005. The 2006 inventory increase is attributable to the ramp-up of new product introductions and an increase in the safety stock levels resulting from the outsourcing of the Alliance® instrument system manufacturing. Operating cash flows continue to benefit from the improvement in accounts receivable collection measured in days-sales-outstanding (“DSO”). DSO’s were 66 days, 64 days and 70 days at December 31, 2007, 2006 and 2005, respectively.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $60.3 million, $51.4 million and $51.0 million in 2007, 2006 and 2005, respectively. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions. In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. In August 2007, the Company paid $7.1 million in cash, including the assumption of $1.1 million of liabilities, for CSC.

In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During 2007, the Company repurchased a total of 3.4 million shares at a cost of $200.5 million under the February 2007 and October 2005 stock repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels and invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales
Net sales for 2007 and 2006 were $1,473.0 million and $1,280.2 million, respectively, an increase of 15%. Foreign currency translation benefited sales growth for 2007 by 3%. Product sales were $1,072.9 million and $922.5 million for 2007 and 2006, respectively, an increase of 16%. The increase in product sales was primarily due to the overall positive growth in Waters and TA instrument systems, chemistry consumables and the effect of acquisitions. The impact of the 2006 acquisitions accounted for 2% of the product sales growth in 2007. Service sales were $400.2 million and $357.7 million in 2007 and 2006, respectively, an increase of 12%. The increase in service sales was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.

Waters Division Net Sales
The Waters Division net sales grew 14% in 2007. The effect of foreign currency translation benefited the Waters Division sales growth by 3%. Chemistry consumables sales grew 24% in 2007. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology products, new XBridgetm columns, Oasis® sample preparation products and the sales associated with the 2006 acquisitions (Environmental Resources Associates (“ERA”) and VICAM Limited Partnership (“VICAM”) product lines). These acquisitions benefited the chemistry consumable sales growth rate by 9%. Waters Division service sales grew 11% in 2007 due to increased sales of service plans to the higher installed base of customers. Waters instrument systems sales (LC and MS) grew 13% in 2007. The increase in instrument systems sales during 2007 is primarily attributable to higher sales of ACQUITY UPLC systems and Synapt HDMS system sales. Waters Division sales by product mix were essentially unchanged in 2007 and 2006 with instrument systems, chemistry and service representing approximately 56%, 17% and 27%, respectively. Geographically, Waters Division sales in the U.S., Europe and Asia strengthened approximately 15%, 16% and 10% in 2007, respectively. Sales to the rest of the world increased 10% in 2007. The effects of foreign currency translation increased sales growth by 9% in Europe and increased sales growth in Asia by 1% in 2007. U.S., Europe and Asia sales growth in 2007 was primarily due to higher demand from the Company’s pharmaceutical and industrial customers. The growth in Europe was broad-based across most major countries, particularly in Eastern Europe. Asia’s growth was primarily driven by increased sales in India and China which was offset by a 1% sales decrease in Japan. Japan’s 2007 instrument systems and consumable sales were impacted by strong 2006 sales attributed to drinking water and food safety regulation changes.

TA Division Net Sales
TA’s sales grew 27% in 2007 primarily as a result of TA’s new product introductions, strong sales growth in the U.S. and Europe and expansion of its Asian businesses, as well as a larger than normal backlog of orders in 2006 which were shipped in the first quarter of 2007. The sales growth rate in 2007 also benefited from the CSC and Thermometric acquisitions which added 4% to the TA sales growth rate. The effect of foreign currency translation benefited the TA sales growth by 3% in 2007. Instrument system sales grew 29% and represented approximately 70% and 69% of sales in 2007 and 2006, respectively. TA service sales grew 23% in 2007 and can be primarily attributed to the higher installed base of customers. Geographically, sales growth for 2007 was predominantly in the U.S., Europe and Asia.

Gross Profit
Gross profit for 2007 was $841.9 million compared to $744.0 million for 2006, an increase of $97.9 million, or 13%, and is generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 57.2% in 2007 from 58.1% in 2006. This decrease is primarily due to increased sales of new products which have higher manufacturing costs and the unfavorable foreign currency impact related to the cost of products manufactured in Ireland and the United Kingdom. In addition, gross profit was negatively impacted by $2.6 million related to the transitional contribution into the Waters Employee Investment Plan.

Selling and Administrative Expenses
Selling and administrative expenses for 2007 and 2006 were $403.7 million and $357.7 million, respectively, an increase of 13%. Included in selling and administrative expenses for 2007 is a $7.4 million charge related to the transitional contribution into the Waters Employee Investment Plan. The remaining $38.6 million increase in total selling and administrative expenses for 2007 is primarily due to annual merit increases across most divisions; headcount additions to support the increased sales volume; costs from new acquisitions and the unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 27.4% for 2007 compared to 27.9% for 2006.

Research and Development Expenses
Research and development expenses were $80.6 million and $77.3 million for 2007 and 2006, respectively, an increase of $3.3 million, or 4%. The increase in research and development expenses is primarily due to the $2.2 million charge related to the transitional contribution into the Waters Employee Investment Plan.

2006 Restructuring
In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, that resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. The Company does not expect to incur any additional charges in connection with the February 2006 cost reduction initiative.

The following is a summary of activity of the Company’s restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			December 31,
	2006	Charges	Utilization	2007

Severance	$1,433	$—	$(667)	$766
Other	48	—	(48)	—

Total	$1,481	$—	$(715)	$766

Other Expense, Net
In the fourth quarter of 2006, the Company recorded a $5.8 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc. (“Caprion”). The charge was recorded in 2006 when the Company learned that Caprion’s financial condition had deteriorated and a merger was in process that, in the

Company’s assessment, would result in the Company’s investment being substantially diminished. In March 2007, Caprion merged with Ecopia BioSciences Inc. and is now named Thallion Pharmaceuticals Inc. (“Thallion”). Thallion is publicly traded on the Toronto Stock Exchange and the Company’s investment is accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The market value of the Thallion investment was approximately $0.3 million and $1.7 million as of December 31, 2007 and 2006, respectively.

Interest Expense
Interest expense was $56.5 million and $51.7 million for 2007 and 2006, respectively. The increase in interest expense is primarily attributable to an increase in average borrowings in the U.S. to fund the stock repurchase programs and, to a lesser extent, an increase in interest rates on the Company’s outstanding debt during 2007.

Interest Income
Interest income was $30.8 million and $25.3 million for 2007 and 2006, respectively. The increase in interest income is primarily due to higher invested cash balances.

Provision for Income Taxes
In January 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, “Income Taxes”, in the Notes to Consolidated Financial Statements for additional information.

The Company’s effective tax rates for 2007 and 2006 were 17.1% and 15.5%, respectively. This net increase is primarily attributable to increased net income in jurisdictions with comparatively higher tax rates. Included in the 2007 tax provision is a tax benefit of $4.4 million associated with the charge related to the transitional contribution into the Waters Employee Investment Plan.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales
Net sales for 2006 and 2005 were $1,280.2 million and $1,158.2 million, respectively, an increase of 11%. Foreign currency translation benefited the 2006 sales growth rate by less than 1%. Product sales were $922.5 million and $834.7 million for 2006 and 2005, respectively, an increase of 11%. The increase in product sales was primarily due to the overall positive growth in Waters and TA instrument systems sales, chemistry consumables sales and the effect of acquisitions. Service sales were $357.7 million and $323.6 million in 2006 and 2005, respectively, an increase of 11%. The increase was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.

Waters Division Net Sales
The Waters Division sales grew 11% in 2006. The effect of foreign currency translation benefited the Waters Division sales growth by less than 1%. Chemistry consumables sales grew approximately 18% in 2006. This growth was primarily driven by increased column sales of ACQUITY UPLC proprietary column technology, new XBridge columns, Oasis sample preparation products and the sales associated with the acquired VICAM product line. Waters Division service sales grew 9% in 2006 primarily due to increased sales of service plans to the higher installed base of customers. Waters instrument systems sales grew 9% in 2006. The increase in Waters instrument system sales during 2006 is primarily attributable to higher sales of ACQUITY UPLC systems and higher MS triple quadrupole system sales, offset by a decline in lower-end MS systems sales. Waters Division sales by product mix were essentially unchanged in 2006 and 2005 with instruments, chemistry and service representing approximately 57%, 16% and 27%, respectively. Geographically, Waters Division sales in Asia, Europe and the U.S. strengthened approximately 19%, 12% and 4% in 2006, respectively. Sales to the rest of the world increased 5% in 2006. The effects of foreign currency translation decreased sales growth in Asia by 3% and increased sales growth by 2% in Europe in 2006. Asia’s growth was primarily driven by increased sales in India and China while the growth in

Europe was broad-based across most major countries, particularly in Eastern Europe. U.S. sales growth in 2006 was primarily due to higher demand from the Company’s pharmaceutical and industrial customers.

TA Division Net Sales
TA’s sales grew 9% in 2006 primarily as a result of TA’s new product introductions and expansion of its Asian businesses. Foreign currency translation had no impact to this overall sales growth rate. Instrument system sales grew 4% as TA introduced four new differential scanning calorimeters during 2006 and, in late August 2006, the Company entered the field of micro-calorimetry through the acquisition of Thermometric. Instrument system sales represented approximately 69% and 73% of sales in 2006 and 2005, respectively. TA service sales grew 22% in 2006 and can be attributed to the increased sales of service plans to the higher installed base of customers. Geographically, sales growth for 2006 was predominantly in Europe and Asia.

Gross Profit
Gross profit for 2006 was $744.0 million compared to $679.9 million for 2005, an increase of $64.1 million, or 9%, and is generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 58.1% in 2006 from 58.7% in 2005. The 2006 gross profit was negatively impacted by $4.3 million of stock-based compensation costs relating to the adoption of SFAS No. 123(R). The remaining slight decrease in gross profit percentage in 2006 as compared to 2005 is primarily due to product transition costs to Singapore and product introduction costs on new MS instruments.

Selling and Administrative Expenses
Selling and administrative expenses for 2006 and 2005 were $357.7 million and $321.7 million, respectively, an increase of 11%. The $36.0 million increase in total selling and administrative expenses for 2006 is primarily due to additional stock-based compensation costs of $18.6 million; annual merit increases across most divisions and headcount additions to support the increased sales volume. Other increases in selling and administration expenses were offset by decreases related to the February 2006 cost reduction initiative. The Company made investments in Asia, largely in the second half of 2006, in support of growing business opportunities. As a percentage of net sales, selling and administrative expenses were 27.9% for 2006 compared to 27.8% for 2005.

Research and Development Expenses
Research and development expenses were $77.3 million and $66.9 million for 2006 and 2005, respectively, an increase of $10.4 million, or 16%. The increase in research and development expenses is primarily due to stock-based compensation costs of $5.1 million relating to the adoption of SFAS No. 123(R). The remaining increases in research and development expenses in 2006 as compared to 2005 primarily reflects the costs of introducing multiple new MS instruments in the second half of 2006.

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

Litigation Provisions
Litigation provisions in 2005 were $3.1 million relating to patent litigation with Agilent Technologies, Inc. (“Agilent”). This patent litigation was settled in February 2006 and recorded in the 2005 statement of operations. No additional provisions were made in 2006.

Other Expense, Net
In the fourth quarter of 2006, the Company recorded a $5.8 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc. (“Caprion”). The charge was recorded in 2006 when the Company learned that Caprion’s financial condition had deteriorated and a merger was in process that, in the Company’s assessment, would result in the Company’s investment being substantially diminished. In March 2007, Caprion merged with Ecopia BioSciences Inc. and is now named Thallion Pharmaceuticals Inc. (“Thallion”). Thallion is publicly traded on the Toronto Stock Exchange and the Company’s investment is accounted for under SFAS No. 115. The market value of the Thallion investment was approximately $1.7 million as of December 31, 2006.

In the fourth quarter of 2005, the Company sold all of its equity investment in Nuvelo, Inc. and recorded a gain of $1.7 million. In the fourth quarter of 2005, the Company also recorded a $4.8 million pre-tax charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc. This charge was recorded based on the Company’s assessment of Beyond Genomics, Inc.’s financial condition.

Interest Expense
Interest expense was $51.7 million and $24.7 million for 2006 and 2005, respectively. The increase in interest expense is primarily attributable to increases in interest rates on the Company’s outstanding debt and an increase in average borrowings in the U.S. to fund the stock repurchase programs.

Interest Income
Interest income was $25.3 million and $19.3 million for 2006 and 2005, respectively. The increase in interest income is primarily due to higher interest rate yields.

Provision for Income Taxes
The Company’s effective tax rates for 2006 and 2005 were 15.5% and 26.4%, respectively. Included in the 2005 effective tax rate is the effect of $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA. The remaining decrease in the effective tax rates for 2006 compared to 2005 is primarily attributable to increased income in jurisdictions with comparatively low tax rates. In addition, the adoption of SFAS No. 123(R) resulted in the recognition of a tax benefit at a higher effective tax rate in 2006.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31
	2007	2006	2005

Net income	$268,072	$222,200	$201,975
Depreciation and amortization	53,317	46,159	43,685
Stock-based compensation	28,855	28,813	765
Deferred income taxes	5,946	506	10,235
Tax benefit related to stock option plans	—	—	4,872
Change in accounts receivable	(26,266)	(7,210)	(4,041)
Change in inventories	(6,368)	(29,853)	(6,973)
Change in accounts payable and other current liabilities	32,309	1,670	26,802
Change in deferred revenue and customer advances	6,244	1,230	7,551
Other changes	8,398	79	13,196

Net cash provided by operating activities	370,507	263,594	298,067
Net cash used in investing activities	(167,907)	(130,374)	(51,045)
Net cash used in financing activities	(119,686)	(125,906)	(272,015)
Effect of exchange rate changes on cash and cash equivalents	253	13,264	(20,496)

Increase (decrease) in cash and cash equivalents	$83,167	$20,578	$(45,489)

Cash Flow from Operating Activities

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operating activities was $370.5 million and $263.6 million in 2007 and 2006, respectively. The $106.9 million increase in net cash provided from operating activities in 2007 compared to 2006 is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2007 compared to 2006 is primarily attributable to the timing of payments made by customers and the higher sales volume in 2007 as compared to 2006. DSO increased to 66 days at December 31, 2007 from 64 days at December 31, 2006.

•	Inventory growth was much lower in 2007 compared to 2006 primarily due to 2006 having a higher ramp-up of new products launched later in that year and the increased levels of Alliance inventory during the 2006 outsourcing transition to Singapore.

•	The 2007 changes in accounts payable and other current liabilities and other changes compared to 2006 is primarily attributable to the reclassification within these line items of certain income tax liabilities from current to long-term liabilities required by the adoption of FIN 48. The overall net change in these items can be attributed to an increase in accounts payable and accrued expenses resulting from the timing of payments to vendors, an increase in income tax liabilities and an increase in accrued compensation resulting from the $12.6 million transitional contribution into the Waters Employee Investment Plan partially offset by the reduction in the pension liability relating to the freezing of the U.S. Pension Plans. The one-time transitional contribution into the Waters Employee Investment Plan will be made in the first quarter of 2008.

•	The change in accounts payable and other current liabilities was also impacted by a tax payment in 2006 in the amount of $9.0 million related to the distribution and repatriation of cash under the AJCA. No such payment was made in 2007. Also, included in the change in accounts payable and other current liabilities in 2006 were $7.0 million of severance and other facility-related payments in connection with the cost reduction initiative and a litigation payment of $3.5 million to settle the Agilent litigation.

•	Net cash provided from deferred revenue and customer advances in both 2007 and 2006 was a result of the installed base of customers renewing annual service contracts.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities was $263.6 million and $298.1 million in 2006 and 2005, respectively. The $34.5 million decline in net cash provided from operating activities in 2006 compared to 2005 is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income and the impact of stock compensation under SFAS No. 123(R):

•	The change in accounts receivable in 2006 compared to 2005 is primarily attributable to the timing of payments made by customers and the higher sales volume in 2006 as compared to 2005. DSO decreased to 64 days at December 31, 2006 from 70 days at December 31, 2005.

•	The change in inventory in 2006 compared to 2005 results from the increase in inventory due to the ramp-up of new MS products, an increase in LC instrument inventory associated with the transition to higher production levels of ACQUITY systems from Alliance systems and a planned increase in the Alliance inventory levels during the outsourcing transition.

•	The 2006 change in accounts payable and other current liabilities was impacted by cash payments made on increased inventory levels, severance and other facility related payments of $7.0 million in connection with the cost reduction initiative and a litigation payment of $3.5 million to settle the Agilent litigation.

•	Also included in the change in accounts payable and other current liabilities in 2006 was a tax payment in the amount of $9.0 million related to the distribution and repatriation of cash under the AJCA. During 2005, the income tax accrual was increased by $24.0 million resulting from the repatriation of funds under the AJCA.

•	Net cash provided from deferred revenue and customer advances in both 2006 and 2005 was a result of the installed base of customers renewing annual service contracts.

•	2006 net cash provided by operating activities as compared to 2005 was impacted by the adoption of SFAS No. 123(R). Under SFAS No. 123(R), $16.5 million of benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities in 2006; prior to the adoption of SFAS No. 123(R), this benefit of $4.9 million in 2005 was reported as part of cash from operating activities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $167.9 million in 2007 compared to $130.4 million in 2006 and $51.0 million in 2005. Additions to fixed assets and software capitalization were $60.3 million in 2007, $51.4 million in 2006 and $51.0 million in 2005. Capital spending and software capitalization additions were consistent with capital spending trends and expectations throughout the respective years to accommodate the Company’s growth. Business acquisitions, net of cash acquired, were $9.1 million and $79.0 million in 2007 and 2006, respectively. In addition, in 2007, the Company received $0.7 million from the former shareholders of ERA in connection with the finalization of the purchase price in accordance with the purchase and sales agreement. There were no business acquisitions in 2005. In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. During 2007, the Company purchased a net $95.7 million of short-term investments.

Cash Used in Financing Activities

In January 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility; a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility; and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euros. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.

In January 2007, the Company borrowed $500 million under the new term loan facility, $115 million under the new European Tranche and $270 million under the new U.S. Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the Company’s previous multi-borrower credit agreements entered into in December 2004 and November 2005. Waters Corporation terminated such agreements early without penalty.

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

During 2007, the Company’s net debt borrowings decreased by $19.3 million compared to an increase of $72.2 million in 2006 and $369.6 million in 2005. As of December 31, 2007, the Company had $865.0 million borrowed under the credit agreement dated as of January 2007 and an amount available to borrow of $233.2 million after outstanding letters of credit.

In August 2007, the Company entered into two new floating-to-fixed-rate interest rate swaps, each with a notional amount of $50.0 million, to hedge floating rate debt related to the term loan facility of its outstanding debt. The maturity dates of the swaps are April 2009 and October 2009.

In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During 2007, the Company repurchased 2.8 million shares at a cost of $166.1 million under this program, leaving $333.9 million authorized for future repurchases. The Company repurchased 3.4 million, 5.8 million and 15.4 million shares at a cost of $200.5 million, $249.2 million and $659.3 million during 2007, 2006 and 2005, respectively, under the February 2007 and previously announced programs.

The Company received $91.4 million, $39.9 million and $16.8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the employee stock purchase plan in 2007, 2006 and 2005, respectively. Proceeds from stock option exercises were higher in 2007 compared to 2006 and 2005 and are believed to be attributable to the increase in the Company’s stock price.

The Company believes that the cash and cash equivalent balance of $597.3 million and the short-term investments balance of $95.7 million as of December 31, 2007 and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.

The Company’s cash equivalents represent highly liquid investments, with original maturities of generally 90 days or less, in commercial paper rated A1 or A1+ by Standard & Poors and P1 by Moody’s Investors Service; bank deposits; repurchase agreements; U.S. Government Agency Debt and AAA rated money market funds. Similar investments with longer maturities are classified as short-term investments. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2007, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles, collateralized debt obligation conduits or asset-backed conduits.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s commitments as of December 31, 2007 (in thousands):

	Payments Due by Year
Contractual Obligations	Total	2008	2009	2010	2011	2012	2013	After 2013

Long-term debt(1)	$500,000	$—	$—	$—	$—	$500,000	$—	$—
Operating leases	94,247	23,683	19,524	15,771	12,022	9,247	5,105	8,895
Other long-term liabilities(2)	—	—	—	—	—	—	—	—

Total	$594,247	$23,683	$19,524	$15,771	$12,022	$509,247	$5,105	$8,895

	Amount of Commitments Expiration per Period
Other Commercial Commitments	Total	2007	2008	2009	2010	2011	2012	After 2012

Letters of credit	$1,757	$1,757	$—	$—	$—	$—	$—	$—

(1)	The interest rates applicable to any U.S. borrowings under the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points. At current and long-term debt levels and interest rates consistent with those at December 31, 2007, the Company’s interest expense would be approximately $44.0 million annually, which is not disclosed in the above table.

(2)	Does not include normal purchases made in the ordinary course of business.

The Company licenses certain technology and software from third parties which expire at various dates through 2008. Fees paid for licenses were approximately $0.3 million in 2007, $0.6 million in 2006 and $0.8 million in 2005. Future minimum license fees payable under existing license agreements as of December 31, 2007 are immaterial.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate will not be material to the Company’s financial position or results of operations. Current litigation is described in Item 3, Legal Proceedings.

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2008, the Company expects to contribute approximately $3.5 million to $7.0 million to the Company’s pension plans. Capital expenditures in 2008 are expected to be at similar levels expended in 2007 to support the growth in the business.

FIN 48, which became effective on January 1, 2007, requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2007 were to become recognizable in the future, the Company would record a total reduction of approximately $67.0 million in the income tax provision. As of December 31, 2007, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months. As a result, this information is not disclosed in the above table.

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

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated (to the extent of the Company’s ownership interest therein) into the consolidated financial statements. The Company has not entered into any transactions with unconsolidated entities whereby it has subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Critical Accounting Policies and Estimates

Summary
The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations that require management to make estimates about matters that are highly uncertain and that would have a material impact on the Company’s results of operations given changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that reasonably could have been used in the current period. On an ongoing basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There are other items within the Company’s consolidated financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could potentially have a material impact on the Company’s consolidated financial statements.

Revenue Recognition
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Once the product is shipped, all advance payments received associated with that particular order are reclassified to accounts receivable to offset against the customer invoice. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term and revenue is amortized on a straight-line basis over the contract term. At December 31, 2007, the Company had current and long-term deferred revenue liabilities of approximately $87.3 million and $13.3 million, respectively.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial

Statements”. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.

Sales of software are accounted for in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Software revenue is recognized upon shipment as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

Loss Provisions on Accounts Receivable and Inventory
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2007 was $317.8 million, net of allowances for doubtful accounts and sales returns of $9.6 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence; historical demand; projections of future demand, including that in the Company’s current backlog of orders; and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2007 was $175.9 million, net of write-downs to net realizable value of $11.3 million.

Long-Lived Assets, Intangible Assets and Goodwill
The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; and,

•	significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patent, trademark and intellectual properties, such as licenses.

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets and goodwill amounted to $141.8 million, $160.9 million and $272.6 million, respectively, as of December 31, 2007. The Company performs annual impairment reviews of its goodwill. The Company performed its annual review during 2007 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded.

Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2007, the Company’s warranty liability was $13.1 million.

Income Taxes
As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing changes in temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

SFAS No. 109, “Accounting for Income Taxes”, requires that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. In addition, the Company adopted FIN 48 as of January 1, 2007. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. The Company’s unrecognized tax benefits at December 31, 2007 were $68.5 million.

Litigation
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

With respect to the claims referenced in Item 3, management of the Company to date has been able to make this determination and thus has recorded charges with respect to the claims described in Item 3. As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges which could materially impact the Company’s results of operation or financial position.

Pension and Other Retirement Benefits
Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the expected long-term rate of return on plan assets will be 8.00% for its Waters Retirement Plan, which is the majority of the Company’s benefit obligation and expense.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer and Citigroup Pension Discount Curves for high quality investments and the Moody’s Aa interest rate as of December 31, 2007 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2007, the Company determined this rate to be 6.40% for the Waters Retirement Plan, which is the majority of the Company’s 2007 benefit obligation and 2008 expense. Retirement benefit plan discount rates are the same as those used by the Company’s defined benefit pension plan in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.”

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by approximately $0.3 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by approximately $0.2 million.

Stock-based Compensation
The Company adopted SFAS No. 123(R) on January 1, 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair-value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Under the modified transition method, compensation costs associated with awards for 2007 and 2006 now include expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.

The after-tax stock-based compensation and the impact to diluted earnings per share of adopting SFAS No. 123(R) for the years ended December 31, 2007 and 2006 were $20.0 million with a $0.19 per share reduction to diluted earnings per share and $20.6 million with a $0.20 per share reduction to diluted earnings per share, respectively. As of December 31, 2007, the Company has capitalized stock-based compensation costs of $0.4 million and $1.6 million to inventory and capitalized software, respectively, in the consolidated balance sheets. As of December 31, 2006, the Company has capitalized stock-based compensation costs of $0.6 million and $1.0 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock option compensation awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statements of operations. Stock-based compensation expense recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan was $0.8 million for the year ended December 31, 2005.

As of December 31, 2007, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$51.2	3.1
Restricted stock units	$19.5	4.6
Restricted stock	$0.4	1.7

Total	$71.1	3.5

Recent Accounting Standards Changes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. This interpretation prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. In addition, the interpretation mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The interpretation is effective for all financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard did have a material effect on the Company’s financial position. See Note 9, “Income Taxes”, in the Notes to Consolidated Financial Statements for additional information as to the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS No. 157, the FASB proposed FASB Staff Positions (“FSP”) 157-a, 157-b and 157-c. FSP 157-a amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50.0 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the year ended December 31, 2007, the Company recorded a cumulative net pre-tax unrealized loss of $1.3 million in accumulated other comprehensive income on this interest rate swap agreement.

In the fourth quarter of 2005, the Company entered into a floating-to-fixed-rate interest rate swap, with a notional amount of $200.0 million and maturity date of June 2007, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the year ended December 31, 2006, the Company recorded a cumulative net pre-tax realized gain of $0.5 million and, in December 2006, the Company closed out the swap, resulting in a pre-tax gain of $0.4 million. The gain was deferred and has been recognized in earnings in 2007 over the original term of the interest rate swap. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax unrealized loss of $0.2 million in accumulated other comprehensive income on this interest rate swap agreement.

During the first quarter of 2004, the Company entered into a floating-to-fixed-rate interest rate swap, with a notional amount of $125.0 million and maturity date of 21 months, to hedge floating rate debt related to the term loan tranche of its outstanding debt. The Company subsequently closed out the swap in the second quarter of 2004 and $0.9 million of the total $1.6 million realized gain was recognized in earnings in 2005 through the original term of the interest rate swap.

Assuming a hypothetical adverse change of 100 basis points in interest rates, the fair market value of the floating-to-fixed-rate interest rate swap would decrease by approximately $1.3 million.

Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 35% of its sales denominated in Euros, 9% in Japanese Yen and smaller sales exposures in other currencies in 2007. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2007, 2006 and 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from $30.0 million to $100.0 million. At December 31, 2007, the Company had no outstanding cross-currency interest rate swaps contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax losses of $10.0 million in accumulated other comprehensive income, which consists of realized losses of $10.0 million. At December 31, 2006, the notional amount of the outstanding contracts totaled $100.0 million. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax losses of $11.0 million in accumulated other comprehensive income, which consists of realized losses of $9.7 million and unrealized losses of $1.3 million. At December 31, 2005, the notional amount of the outstanding contracts totaled $50.0 million. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.7 million relating to closed Euro cross-currency interest rate swap agreements.

During 2005, the Company hedged its net investment in Japanese Yen foreign affiliates with Japanese Yen cross-currency interest rate swaps, with notional values ranging from $26.0 million to $37.0 million. At December 31, 2005, the Company had no outstanding Japanese Yen cross-currency interest rate swap contracts. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax realized losses of $0.2 million in accumulated other comprehensive income on the closed Japanese Yen cross-currency interest rate swap agreements.

During 2005, the Company hedged its net investment in British Pound foreign affiliates with range forward agreements in British Pounds ranging from £25.0 million to £75.0 million. Under the terms of the agreements, the Company purchases an option below the current spot rate to sell British Pounds and sells an option to their counterparties above the current spot rate to buy British Pounds, with option premiums that offset. At December 31, 2005, the Company had outstanding range forward agreements in British Pounds with notional amounts totaling £30.0 million. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax gain of $6.1 million in accumulated other comprehensive income, which consists of realized gains of $5.8 million related to the closed range forward agreements and unrealized gains of $0.3 million related to the open British Pound range forward agreements.

During 2005, the Company hedged its net investment in British Pound foreign affiliates with forward foreign exchange contracts in British Pounds. At December 31, 2005, the Company had no forward exchange contracts in British Pounds used to hedge its net investment position. For the year ended December 31, 2005, the Company recorded a realized gain of $1.6 million.

Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2007, 2006 and 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $101.4 million, $70.9 million and $72.9 million, respectively. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax gains of $2.4 million, which consists of realized gains of $3.2 million relating to the closed forward contracts and $0.8 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax gains of $3.9 million, which consists of realized gains of $2.5 million relating to the closed forward contracts and $1.4 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2005, the

Company recorded cumulative net pre-tax gains of $0.5 million, which consists of realized gains of $1.5 million relating to the closed forward contracts and $1.0 million of unrealized losses relating to the open forward contracts.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2007 would decrease earnings by approximately $10.1 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of generally 90 days or less, in commercial paper rated A1 or A1+ by Standard & Poors and P1 by Moody’s Investors Service; bank deposits; repurchase agreements; U.S. Government Agency Debt and AAA rated money market funds. Similar investments with longer maturities are classified as short-term investments. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2007, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles, collateralized debt obligation conduits or asset-backed conduits.

The Company’s cash, cash equivalents and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007, the carrying value of our cash, cash equivalents and short-term investments approximated fair value.

Item 8:	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 9, 13 and 16 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, share-based compensation effective January 1, 2006 and defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 29, 2008

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$597,333	$514,166
Short-term investments	95,681	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $9,634 and $8,439 at December 31, 2007 and December 31, 2006, respectively	317,792	272,157
Inventories	175,888	168,437
Other current assets	50,368	44,920

Total current assets	1,237,062	999,680
Property, plant and equipment, net	160,856	149,262
Intangible assets, net	141,759	131,653
Goodwill	272,626	265,207
Other assets	68,752	71,511

Total assets	$1,881,055	$1,617,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$384,176	$403,461
Accounts payable	47,451	47,073
Accrued employee compensation	58,771	35,824
Deferred revenue and customer advances	87,348	76,131
Accrued income taxes	994	58,011
Accrued warranty	13,119	12,619
Other current liabilities	66,575	52,715

Total current liabilities	658,434	685,834
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	52,353	58,187
Long-term income tax liability	70,079	—
Other long-term liabilities	14,113	10,909

Total long-term liabilities	636,545	569,096

Total liabilities	1,294,979	1,254,930
Commitments and contingencies (Notes 8, 9, 10, 11, 12 and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 147,061 and 144,092 shares issued, 100,975 and 101,371 shares outstanding at December 31, 2007 and December 31, 2006, respectively	1,471	1,441
Additional paid-in capital	691,746	554,169
Retained earnings	1,590,924	1,326,757
Treasury stock, at cost, 46,086 and 42,721 shares at December 31, 2007 and December 31, 2006, respectively	(1,764,297)	(1,563,649)
Accumulated other comprehensive income	66,232	43,665

Total stockholders’ equity	586,076	362,383

Total liabilities and stockholders’ equity	$1,881,055	$1,617,313

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006	2005
	(In thousands, except per share data)

Product sales	$1,072,864	$922,532	$834,673
Service sales	400,184	357,697	323,563

Total net sales	1,473,048	1,280,229	1,158,236
Cost of product sales	437,936	365,241	321,344
Cost of service sales	193,186	170,944	157,011

Total cost of sales	631,122	536,185	478,355

Gross profit	841,926	744,044	679,881
Selling and administrative expenses	403,703	357,664	321,694
Research and development expenses	80,649	77,306	66,905
Purchased intangibles amortization	8,695	5,439	5,005
Litigation provisions (Note 10)	—	—	3,122
Restructuring and other charges, net (Note 11)	—	8,484	—

Operating income	348,879	295,151	283,155
Other expense, net (Note 5)	—	(5,847)	(3,103)
Interest expense	(56,515)	(51,657)	(24,744)
Interest income	30,828	25,312	19,255

Income from operations before income taxes	323,192	262,959	274,563
Provision for income taxes (Note 9)	55,120	40,759	72,588

Net income	$268,072	$222,200	$201,975

Net income per basic common share	$2.67	$2.16	$1.77
Weighted-average number of basic common shares	100,500	102,691	114,023
Net income per diluted common share	$2.62	$2.13	$1.74
Weighted-average number of diluted common shares and equivalents	102,505	104,240	115,945

The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$268,072	$222,200	$201,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,382	1,661	1,252
Provisions on inventory	6,024	5,903	7,093
Impairment of investments and other assets	—	5,847	4,820
Stock-based compensation	28,855	28,813	765
Deferred income taxes	5,946	506	10,235
Depreciation	27,467	25,896	23,669
Amortization of intangibles	25,850	20,263	20,016
Tax benefit related to stock option plans	—	—	4,872
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(26,266)	(7,210)	(4,041)
Increase in inventories	(6,368)	(29,853)	(6,973)
(Increase) decrease in other current assets	(3,032)	(2,919)	1,102
Increase in other assets	(6,600)	(13,146)	(2,534)
Increase in accounts payable and other current liabilities	32,309	1,670	26,802
Increase in deferred revenue and customer advances	6,244	1,230	7,551
Increase in other liabilities	10,624	2,733	1,463

Net cash provided by operating activities	370,507	263,594	298,067
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(60,342)	(51,421)	(51,045)
Business acquisitions, net of cash acquired	(9,076)	(78,953)	—
Investment in unaffiliated company	(3,532)	—	—
Purchase of short-term investments	(390,542)	—	—
Maturity of short-term investments	294,861	—	—
Cash received from escrow related to business acquisition	724	—	—

Net cash used in investing activities	(167,907)	(130,374)	(51,045)
Cash flows from financing activities:
Proceeds from debt issuances	1,131,834	406,844	915,512
Payments on debt	(1,151,119)	(334,629)	(545,889)
Payments of debt issuance costs	(1,081)	—	(443)
Proceeds from stock plans	91,427	39,913	16,801
Purchase of treasury shares	(200,648)	(249,203)	(659,285)
Excess tax benefit related to stock option plans	16,999	16,503	—
(Payments) proceeds of debt swaps and other dervatives contracts	(7,098)	(5,334)	1,289

Net cash used in financing activities	(119,686)	(125,906)	(272,015)
Effect of exchange rate changes on cash and cash equivalents	253	13,264	(20,496)

Increase (decrease) in cash and cash equivalents	83,167	20,578	(45,489)
Cash and cash equivalents at beginning of period	514,166	493,588	539,077

Cash and cash equivalents at end of period	$597,333	$514,166	$493,588

Supplmental cash flow information:
Income taxes paid	$29,294	$38,049	$27,743
Interest paid	$49,224	$51,853	$23,995

The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Number of		Additional				Other	Total	Statements of
	Common	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income
					(In thousands)

Balance December 31, 2004	141,367	$1,414	$366,224	$(157)	$902,582	$(655,161)	$63,784	$678,686
Comprehensive income, net of tax:
Net income	—	—	—	—	201,975	—	—	201,975	$201,975
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(44,383)	(44,383)	(44,383)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	7,731	7,731	7,731
Minimum pension liability adjustment	—	—	—	—	—	—	(1,021)	(1,021)	(1,021)
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	(1,439)	(1,439)	(1,439)

Other comprehensive loss	—	—	—	—	—	—	(39,112)	(39,112)	(39,112)

Comprehensive income									$162,863

Issuance of common stock for employees:
Stock Purchase Plan	76	1	2,671	—	—	—	—	2,672
Stock options exercised	824	8	14,121	—	—	—	—	14,129
Restricted common stock	7	—	320	(320)	—	—	—	—
Tax benefit related to stock option plans	—	—	4,872	—	—	—	—	4,872
Release of valuation allowance	—	—	78,753	—	—	—	—	78,753
Treasury stock	—	—	—	—	—	(659,285)	—	(659,285)
Amortization of restricted stock issuance	—	—	—	222	—	—	—	222
Other stock-based compensation	13	—	720	—	—	—	—	720

Balance December 31, 2005	142,287	$1,423	$467,681	$(255)	$1,104,557	$(1,314,446)	$24,672	$283,632

Comprehensive income, net of tax:
Net income	—	—	—	—	222,200	—	—	222,200	$222,200
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	27,072	27,072	27,072
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(10,575)	(10,575)	(10,575)
Minimum pension liability adjustment	—	—	—	—	—	—	4,210	4,210	4,210

Other comprehensive income	—	—	—	—	—	—	20,707	20,707	20,707

Comprehensive income									$242,907

Adoption of SFAS No. 158	—	—	—	—	—	—	(1,714)	(1,714)
Issuance of common stock for employees:
Stock Purchase Plan	70	1	2,636	—	—	—	—	2,637
Stock options exercised	1,727	17	37,259	—	—	—	—	37,276
Tax benefit related to stock option plans	—	—	16,503	—	—	—	—	16,503
Treasury stock	—	—	—	—	—	(249,203)	—	(249,203)
Adoption of SFAS No. 123(R)	—	—	(255)	255	—	—	—	—
Stock-based compensation	8	—	30,345	—	—	—	—	30,345

Balance December 31, 2006	144,092	$1,441	$554,169	$—	$1,326,757	$(1,563,649)	$43,665	$362,383

Comprehensive income, net of tax:
Net income	—	—	—	—	268,072	—	—	268,072	$268,072
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	26,276	26,276	26,276
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(11,720)	(11,720)	(11,720)
Changes in pension and postretirement benefits	—	—	—	—	—	—	8,852	8,852	8,852
Unrealized gains (losses) on investments, net							(841)	(841)	(841)

Other comprehensive income	—	—	—	—	—	—	22,567	22,567	22,567

Comprehensive income									$290,639

Issuance of common stock for employees:
Stock Purchase Plan	61	1	2,883	—	—	—	—	2,884
Stock options exercised	2,844	28	88,515	—	—	—	—	88,543
Tax benefit related to stock option plans	—	—	16,999	—	—	—	—	16,999
Adoption of FIN 48	—	—	—	—	(3,905)	—	—	(3,905)
Treasury stock	—	—	—	—	—	(200,648)	—	(200,648)
Stock-based compensation	64	1	29,180	—	—	—	—	29,181

Balance December 31, 2007	147,061	$1,471	$691,746	$—	$1,590,924	$(1,764,297)	$66,232	$586,076

The accompanying notes are an integral part of the consolidated interim financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Description of Business, Organization and Basis of Presentation

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and healthcare products. The Company is also a developer and supplier of software based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

2	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, retirement plan obligations, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Risks and Uncertainties

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection and litigation of proprietary technology, fluctuations in foreign currency exchange rates and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 68% in 2007, 68% in 2006 and 66% in 2005. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Cash and Cash Equivalents

Cash equivalents primarily represent highly liquid investments, with original maturities of generally 90 days or less, in commercial paper rated A1 or A1+ by Standard & Poor’s and P1 by Moody’s Investors Service; bank deposits; repurchase agreements; U.S. Government Agency Debt and AAA rated money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in market value. Similar investments with longer maturities are classified as short-term investments. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

Short-Term Investments

At December 31, 2007, short-term investments were classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholder’s equity, net of the related tax effects. Realized gains and losses are determined on the specific identification method and are included in other income (expense) net. If any adjustment to fair value reflects a decline in the value of the investment we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and mark the investment to market through a charge to our statement of operations. The Company classifies its investments as short-term investments exclusive of those categorized as cash equivalents. At December 31, 2007, the Company had short term investments with a cost of $95.7 million which approximated market value.

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 52% in 2007, 52% in 2006 and 54% in 2005. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2007, 2006 or 2005. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Seasonality of Business

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on a number of factors, including historical experience and the customer’s credit-worthiness. The allowance for doubtful accounts is reviewed at least on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance when the Company feels it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2007	$8,439	$6,617	$(5,422)	$9,634
2006	$6,550	$4,254	$(2,365)	$8,439
2005	$7,100	$3,726	$(4,276)	$6,550

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, “Income Taxes”, for additional information.

Deferred income taxes are recognized for temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2007, 2006 and 2005.

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for its reporting units. SFAS No. 142, “Goodwill and Other Intangible Assets”, defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units were estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets include purchased technology; capitalized software development costs; costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses; and debt issuance costs. Purchased intangibles are recorded at their fair market values as of the acquisition date and amortized over their estimated useful lives, ranging from one to fifteen years. Other intangibles are amortized over a period ranging from one to thirteen years. Debt issuance costs are amortized over the life of the related debt.

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

The Company capitalizes internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. At December 31, 2007 and 2006, capitalized internal software included in property, plant and equipment totaled $2.0 million and $1.7 million, net of accumulated amortization of $4.1 million and $3.6 million, respectively.

Investments

The Company accounts for its investments that represent less than twenty percent ownership using SFAS No. 115. Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented.

All investments at December 31, 2007 and 2006 are included in other assets and amounted to $7.5 million and $5.3 million, respectively. See Note 5, “Business Investments”, for net other-than-temporary impairment charges taken in 2006 and 2005 for certain equity investments.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate cost.

Stockholders’ Equity

In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During 2007, the Company repurchased 2.8 million shares at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a cost of $166.1 million under this program. The Company repurchased 3.4 million, 5.8 million and 15.4 million shares at a cost of $200.5 million, $249.2 million and $659.3 million during 2007, 2006 and 2005, respectively, under the February 2007 and previously announced programs. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

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

Hedge Transactions

The Company records its hedge transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.

Cash Flow Hedges

The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50.0 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the year ended December 31, 2007, the Company recorded a cumulative net pre-tax unrealized loss of $1.3 million in accumulated other comprehensive income on this interest rate swap agreement.

In the fourth quarter of 2005, the Company entered into a floating-to-fixed-rate interest rate swap, with a notional amount of $200.0 million and maturity date of June 2007, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the year ended December 31, 2006, the Company recorded a cumulative net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax realized gain of $0.5 million and, in December 2006, the Company closed out the swap, resulting in a pre-tax gain of $0.4 million. The gain was deferred and has been recognized in earnings in 2007 over the original term of the interest rate swap. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax unrealized loss of $0.2 million in accumulated other comprehensive income on this interest rate swap agreement.

During the first quarter of 2004, the Company entered into a floating-to-fixed-rate interest rate swap, with a notional amount of $125.0 million and maturity date of 21 months, to hedge floating rate debt related to the term loan tranche of its outstanding debt. The Company subsequently closed out the swap in the second quarter of 2004 and $0.9 million of the total $1.6 million realized gain was recognized in earnings in 2005 through the original term of the interest rate swap.

Hedges of Net Investments in Foreign Operations

The Company has operations in various countries and currencies throughout the world, with approximately 35% of its sales denominated in Euros, 9% in Japanese Yen and smaller sales exposures in other currencies in 2007. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2007, 2006 and 2005, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from $30.0 million to $100.0 million. At December 31, 2007, the Company had no outstanding cross-currency interest rate swaps contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax losses of $10.0 million in accumulated other comprehensive income, which consists of realized losses of $10.0 million. At December 31, 2006, the notional amount of the outstanding contracts totaled $100.0 million. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax losses of $11.0 million in accumulated other comprehensive income, which consists of realized losses of $9.7 million and unrealized losses of $1.3 million. At December 31, 2005, the notional amount of the outstanding contracts totaled $50.0 million. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.7 million in accumulated other comprehensive income, which consists of realized gains of $0.7 million relating to closed Euro cross-currency interest rate swap agreements.

During 2005, the Company hedged its net investment in Japanese Yen foreign affiliates with Japanese Yen cross-currency interest rate swaps, with notional values ranging from $26.0 million to $37.0 million. At December 31, 2005, the Company had no outstanding Japanese Yen cross-currency interest rate swap contracts. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax realized losses of $0.2 million in accumulated other comprehensive income on the closed Japanese Yen cross-currency interest rate swap agreements.

During 2005, the Company hedged its net investment in British Pound foreign affiliates with range forward agreements in British Pounds ranging from £25.0 million to £75.0 million. Under the terms of the agreements, the Company purchases an option below the current spot rate to sell British Pounds and sells an option to their counterparties above the current spot rate to buy British Pounds, with option premiums that offset. At December 31, 2005, the Company had outstanding range forward agreements in British Pounds with notional amounts totaling £30.0 million. For the year ended December 31, 2005, the Company recorded a cumulative net pre-tax gain of $6.1 million in accumulated other comprehensive income, which consists of realized gains of $5.8 million related to the closed range forward agreements and unrealized gains of $0.3 million related to the open British Pound range forward agreements.

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

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2007, 2006 and 2005, the Company held forward foreign exchange contracts with notional amounts totaling approximately $101.4 million, $70.9 million and $72.9 million, respectively. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax gains of $2.4 million, which consists of realized gains of $3.2 million relating to the closed forward contracts and $0.8 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax gains of $3.9 million, which consists of realized gains of $2.5 million relating to the closed forward contracts and $1.4 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2005, the Company recorded cumulative net pre-tax gains of $0.5 million, which consists of realized gains of $1.5 million relating to the closed forward contracts and $1.0 million of unrealized losses relating to the open forward contracts.

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

The Company’s method of revenue recognition for certain products requiring installation is in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

The Company recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company structures its sales arrangements as FOB shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, FOB destination based shipping terms are included in sales arrangements, in which cases revenue is recognized when the products arrive at the customer site.

Returns and customer credits are infrequent and are recorded as a reduction to sales. Rights of return are not included in sales arrangements. Revenue associated with products that contain specific customer acceptance criteria is not recognized before the customer acceptance criteria are satisfied. Discounts from list prices are recorded as a reduction to sales.

Sales of software are accounted for in accordance with SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions”. Software revenue is recognized upon shipment as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information, such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly.

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability:
2007	$12,619	$19,719	$(19,219)	$13,119
2006	$11,719	$17,940	$(17,040)	$12,619
2005	$10,565	$19,679	$(18,525)	$11,719

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2007, 2006 and 2005 were $6.0 million, $7.9 million and $8.5 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described in Note 13, “Stock-Based Compensation”.

Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, the Company presents two earnings per share (“EPS”) amounts. Income per basic common share is based on income available to common shareholders and the weighted-average number of common shares outstanding during the periods presented. Income per diluted common share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Recent Accounting Standards Changes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. This interpretation prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. In addition, the interpretation mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The interpretation is effective for all financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard did have a material effect on the Company’s financial position. See Note 9, “Income Taxes”, for additional information as to the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS No. 157, the FASB proposed FASB Staff Positions (“FSP”) 157-a, 157-b and 157-c. FSP 157-a amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. The Company is in the process of evaluating whether this standard will have a material effect on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

3	Inventories

Inventories are classified as follows (in thousands):

	December 31
	2007	2006

Raw materials	$51,426	$51,568
Work in progress	16,970	17,400
Finished goods	107,492	99,469

Total inventories	$175,888	$168,437

4	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31
	2007	2006

Land and land improvements	$8,755	$8,261
Buildings and leasehold improvements	118,517	109,504
Production and other equipment	206,361	185,807
Construction in progress	13,735	6,506

Total property, plant and equipment	347,368	310,078
Less: accumulated depreciation and amortization	(186,512)	(160,816)

Property, plant and equipment, net	$160,856	$149,262

During 2007, 2006 and 2005, the Company retired and disposed of approximately $4.4 million, $30.0 million and $9.6 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

5	Business Investments

In June 2007, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. This investment is accounted for under the cost method of accounting.

In the fourth quarter of 2006, the Company recorded a $5.8 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc. (“Caprion”). The charge was recorded in 2006 when the Company was notified that Caprion’s financial condition had deteriorated and that a merger was occurring that, in the Company’s assessment, would result in the Company’s investment being substantially diminished. In March 2007, Caprion merged with Ecopia BioSciences Inc. and is now named Thallion Pharmaceuticals Inc. (“Thallion”). Thallion is publicly traded on the Toronto Stock Exchange and the Company’s investment is accounted for under SFAS No. 115. The market value of the Thallion investment was approximately $0.3 million and $1.7 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, the Company recorded a $4.8 million pre-tax charge for an other-than-temporary impairment for the full value of the Company’s investment in Beyond Genomics, Inc. (“Beyond Genomics”). This charge was recorded based on the Company’s assessment of Beyond Genomics’ current financial condition and uncertainty surrounding their ability to raise necessary funding.

In June 2000, the Company formed a strategic alliance with Variagenics, Inc. (“Variagenics”), a publicly traded company, to develop and commercialize genetic variance reagent kits for use in the clinical development of pharmaceutical products. Variagenics was considered a leader in applying genetic variance information to the drug development process. In July 2000, the Company paid Variagenics $7.5 million for a minority common stock equity ownership. The investment in Variagenics was included in other assets and carried at market value with unrealized gains and losses reported as a separate component of other comprehensive income (loss). On January 31, 2003, Variagenics was merged with Hyseq Pharmaceuticals and is now named Nuvelo, Inc. (“Nuvelo”). In 2005, the Company sold its Nuvelo common stock for $2.5 million resulting in a gain of $1.7 million which was recorded in other income in the consolidated statements of operations.

6	Acquisitions

Environmental Resources Associates

In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resources Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for approximately $61.8 million, including $0.4 million of acquisition-related transaction costs, and the assumption of $3.8 million of debt. This acquisition was accounted for under the purchase method of accounting and the results of operations of ERA have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $29.9 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The Company is amortizing the customer relationships, acquired technology and other purchased intangibles over ten years. The non-compete agreements are being amortized over five years. These intangible assets are being amortized over a weighted-average period of approximately ten years. Included in intangible assets is a trademark in the amount of $3.7 million that has been assigned an indefinite life. ERA was acquired because the Company believes its existing distribution channels can be leveraged with ERA’s strong reputation within environmental laboratories. The excess purchase price of $44.6 million after this allocation has been accounted for as goodwill and reflects a reimbursement of $0.7 million received in the first quarter of 2007 from the sellers in connection with finalization of the purchase price in accordance with the purchase and sales agreement. The sellers also have provided the Company with normal representations, warranties and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes.

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

VICAM

In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for approximately $13.8 million, including $0.3 million of acquisition-related transaction costs. This acquisition was accounted for under the purchase method of accounting and the results of operations of VICAM have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $7.7 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology and other purchased intangibles. The Company is amortizing acquired technology and other purchased intangibles over twelve years and customer relationships over fifteen years. The non-compete agreements are being amortized over five years. These intangible assets are being amortized over a weighted-average period of thirteen years. Included in intangible assets is a trademark in the amount of $2.1 million that has been assigned an indefinite life. The excess purchase price of $3.7 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.

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

Other

In October 2007, the Company acquired certain net assets and customer lists from a South Korean distributor of thermal analysis products for a total of $2.0 million in cash. The Company has allocated $1.7 million of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price to intangible assets comprised of customer relationships and non-compete agreements. These intangible assets are being amortized over a weighted-average period of ten years.

In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures highly sensitive calorimeters, for approximately $7.1 million in cash, including the assumption of $1.1 million of liabilities. This acquisition was accounted for under the purchase method of accounting and the results of operations of CSC have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2.7 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. These intangible assets are being amortized over a weighted-average period of nine years. The excess purchase price of $5.1 million after this allocation has been accounted for as goodwill. CSC was acquired because the Company believes that CSC’s products can be marketed to TA’s customer base and distribution channels. The sellers also have provided the Company with normal representations, warranties and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is deductible for tax purposes.

In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometric”), a manufacturer of high performance micro-calorimeters, and certain net assets and customer lists from a Taiwan distributor of thermal analysis products for a total of $3.2 million in cash. As part of the Thermometric acquisition, the Company assumed $1.2 million of debt. These acquisitions were accounted for under the purchase method of accounting and the results of operations of these acquisitions have been included in the consolidated results of the Company from the acquisition dates. The combined purchase price of the acquisitions was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2.2 million of the combined purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. The combined excess purchase price of $1.5 million after this allocation has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

The following represents the unaudited pro forma results of the ongoing operations for Waters, ERA, VICAM, CSC and Thermometric as though the acquisitions of ERA, VICAM, CSC and Thermometric had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005

Net revenues	$1,475,477	$1,303,408	$1,187,029
Net income	$268,265	$226,524	$205,560
Net income per basic common share	$2.67	$2.21	$1.80
Net income per diluted common share	$2.62	$2.17	$1.77

The pro forma effects of other acquisitions are immaterial.

7	Goodwill and Other Intangibles

The carrying amount of goodwill was $272.6 million and $265.2 million at December 31, 2007 and 2006, respectively. The increase is primarily attributable to the Company’s acquisition of CSC, which added approximately $5.1 million of goodwill, partially offset by a $0.7 million decrease resulting from a purchase price adjustment received from the previous owners of ERA (Note 6). Currency translation adjustments increased goodwill approximately $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2007			December 31, 2006
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$111,207	$43,180	10 years	$103,930	$33,294	10 years
Capitalized software	133,215	74,298	4 years	108,072	60,223	4 years
Licenses	10,522	7,011	9 years	10,352	6,166	9 years
Patents and other intangibles	19,182	7,878	8 years	14,813	5,831	8 years

Total	$274,126	$132,367	7 years	$237,167	$105,514	8 years

During the year ended December 31, 2007, the Company acquired approximately $4.4 million of purchased intangibles as a result of the acquisitions of CSC and the distributor rights from a South Korean distributor of thermal analysis products. During the year ended December 31, 2006, the Company acquired approximately $39.8 million of purchased intangibles as a result of the acquisitions of VICAM, Thermometric, ERA and the distributor rights from a Taiwan distributor of thermal analysis products. In addition, the gross carrying value of intangible assets increased by approximately $3.0 million and $2.9 million in 2007 and 2006, respectively, due to the effect of foreign currency translation.

For the years ended December 31, 2007, 2006 and 2005, amortization expense for intangible assets was $25.9 million, $20.3 million and $20.0 million, respectively. Amortization expense for intangible assets is estimated to be approximately $26.2 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $1.2 million and $1.0 million in 2007 and 2006, respectively, due to the effect of foreign currency translation.

8	Debt

In January 2007, Waters Corporation and Waters Technologies Ireland Ltd. entered into a new credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a $500 million term loan facility; a $350 million revolving facility (“U.S. Tranche”), which includes both a letter of credit and a swingline subfacility; and a $250 million revolving facility (“European Tranche”) that is available to Waters Corporation in U.S. dollars and Waters Technologies Ireland Ltd. in either U.S. dollars or Euros. Waters Corporation may on one or more occasions request of the lender group that commitments for the U.S. Tranche or European Tranche be increased by an amount of not less than $25 million, up to an aggregate additional amount of $250 million. Existing lenders are not obligated to increase commitments and the Company can seek to bring in additional lenders. The term loan facility and the revolving facilities both mature on January 11, 2012 and require no scheduled prepayments before that date.

In January 2007, the Company borrowed $500 million under the new term loan facility, $115 million under the new European Tranche and $270 million under the new U.S. Tranche revolving facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the Company’s previous multi-borrower credit agreements entered into in December 2004 and November 2005. Waters Corporation terminated such agreements early without penalty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, the Company had $865.0 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $233.2 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $365.0 million classified as short-term debt at December 31, 2007 in the consolidated balance sheets. As of December 31, 2006, the Company had $250.0 million borrowed under the 2005 Credit Agreement and $635.0 million under the Amended 2004 Credit Agreement for a total of $885.0 million borrowed under the two credit agreements and an amount available to borrow of $163.4 million after outstanding letters of credit. In total, $500.0 million of the total debt was classified as long-term debt and $385.0 million classified as short-term debt at December 31, 2006 in the consolidated balance sheets. The weighted-average interest rates applicable to these borrowings were 5.67% and 6.02% at December 31, 2007 and 2006, respectively.

The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $98.5 million at December 31, 2007 and $96.8 million at December 31, 2006. At December 31, 2007 and 2006, related short-term borrowings were $19.2 million at a weighted-average interest rate of 3.30% and $18.5 million at a weighted-average interest rate of 3.21%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9	Income Taxes

Income tax data for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005

The components of income from operations before income taxes are as follows:
Domestic	$1,638	$11,812	$53,757
Foreign	321,554	251,147	220,806

Total	$323,192	$262,959	$274,563

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$62,126	$46,883	$63,437
Deferred	(7,006)	(6,124)	9,151

Total	$55,120	$40,759	$72,588

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$10,239	$6,121	$39,852
State	1,700	2,603	4,488
Foreign	43,181	32,035	28,248

Total	$55,120	$40,759	$72,588

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$113,117	$92,036	$96,097
Extraterritorial income exclusion	—	(2,676)	(3,384)
State income tax, net of federal income tax benefit	1,105	1,692	1,286
Net effect of foreign operations	(59,395)	(49,568)	(44,658)
AJCA dividend repatriation	—	—	24,000
Other, net	293	(725)	(753)

Provision for income taxes	$55,120	$40,759	$72,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2007	2006

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows:
Deferred tax assets:
Net operating losses and credits	$107,362	$115,325
Depreciation and capitalized software	3,824	2,411
Amortization	2,106	3,436
Stock-based compensation	13,192	8,807
Deferred compensation	16,487	20,731
Revaluation of equity investments	11,458	11,240
Inventory	1,530	1,902
Accrued liabilities and reserves	9,787	11,383
Other	9,733	6,907

	175,479	182,142
Valuation allowance	(81,639)	(86,826)

Deferred tax asset, net of valuation allowance	93,840	95,316
Deferred tax liabilities:
Depreciation and capitalized software	(14,149)	(11,155)
Amortization	(6,422)	(5,937)
Indefinite lived intangibles	(16,604)	(15,652)
Other	(119)	(80)

	(37,294)	(32,824)

Net deferred tax assets	$56,546	$62,492

Net deferred tax assets of $23.5 million and $22.1 million are included in other current assets and $33.1 million and $40.4 million are included in other assets at December 31, 2007 and 2006, respectively.

The Company’s deferred tax assets associated with net operating loss, tax credit carryforwards and alternative minimum tax credits are comprised of the following at December 31, 2007: $29.8 million ($76.8 million pre-tax) benefit of U.S. federal and state net operating loss carryforwards that begin to expire in 2020 and 2008, respectively; $67.2 million in foreign tax credits, which begin to expire in 2009; $7.7 million in research and development credits that begin to expire in 2010; and $2.7 million ($13.4 million pre-tax) in foreign net operating losses, $1.5 million ($7.7 million pre-tax) of which do not expire under current law, the remainder of which begin to expire in 2008. The Company has excluded the benefit of $14.0 million ($37.8 million pre-tax) of U.S. federal and state net operating loss carryforwards from the deferred tax asset balance at December 31, 2007. This amount represents an “excess tax benefit”, as the term is defined in SFAS No. 123(R), which will be recognized as a reduction to the Company’s accrued income taxes and an addition to its additional paid-in capital when it is realized in the Company’s tax returns.

The Company has provided a deferred tax valuation allowance of $81.6 million, principally against foreign tax credits ($67.2 million), certain foreign net operating losses and other deferred tax assets. The benefit relating to foreign tax credits and these other deferred tax assets, if realized, will be credited to additional paid-in capital.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $17.0 million, $16.5 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, there were unremitted earnings of foreign subsidiaries of approximately $911.5 million. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 109, “Accounting for Income Taxes”, requires that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods.

As of December 31, 2004, the Company had determined that it was more likely than not that the actual tax benefit of $167.5 million of its deferred tax assets would not be realized. The Company had therefore recorded a cumulative $167.5 million valuation allowance to reduce the net carrying value of these assets to zero for financial reporting purposes as of December 31, 2004. The valuation allowance was determined based on the Company’s review of its future estimated U.S. taxable income levels and estimated future stock option exercises. Included in this $167.5 million valuation allowance was $154.9 million related to the future tax benefit of U.S. net operating losses generated by the exercise of non-qualified stock options. As required by SFAS No. 109 and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company had originally recorded all $154.9 million of these future tax benefits as increased additional paid-in capital. Accordingly, when the Company recorded a valuation allowance against these future tax benefits, the Company also reduced additional paid-in capital by $154.9 million.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48 prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48, which became effective on January 1, 2007, requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. FIN 48 also mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

The Company implemented the methodology prescribed by FIN 48 as of January 1, 2007. The Company recorded the effect of adopting FIN 48 with a $3.9 million charge to beginning retained earnings in the consolidated balance sheet as of January 1, 2007.

As of January 1, 2007, the Company’s unrecognized tax benefits amounted to approximately $62.4 million. For the year ended December 31, 2007, the Company recorded an increase of approximately $6.0 million in unrecognized tax benefits via the income tax provision for the year. The 2007 activity in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance as of January 1, 2007	$62,418
Additions for tax positions of the current year	6,045

Balance as of December 31, 2007	$68,463

If all of the Company’s unrecognized tax benefits accrued as of December 31, 2007 were to become recognizable in the future, the Company would record a total reduction of approximately $67.0 million in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax provision. As of December 31, 2007, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months.

The Company’s accounting policy is to record estimated interest and penalties related to the potential underpayment of income taxes, net of related tax effects, as a component of the income tax provision. For the year ended December 31, 2007, the Company included $1.2 million (approximately $1.8 million pre-tax) of such interest expense, net of related tax benefits, and no income tax penalty expense in the income tax provision. As of December 31, 2007 and 2006, the Company had accrued approximately $4.0 million (approximately $6.0 million pre-tax) and approximately $2.8 million (approximately $4.2 million pre-tax), respectively, of such estimated interest expense, net of related tax benefits. As of both December 31, 2007 and 2006, the Company had accrued no income tax penalty expense.

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting for that period of time. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of December 31, 2007, however, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

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

The Company’s effective tax rates for the years ended December 31, 2007, 2006 and 2005 were 17.1%, 15.5% and 26.4%, respectively. The increase in the effective tax rate for 2007 compared to 2006 is primarily attributable to the proportionate increase in net income in jurisdictions with comparatively high effective tax rates. Included in the 2007 tax provision is a tax benefit of $4.4 million associated with the charge related to the transitional contribution into the Waters Employee Investment Plan (Note 16). The 2007 and 2006 tax rates also include tax benefits related to SFAS No. 123(R). Included in the 2005 effective tax rate is $24.0 million of income tax expense related to the repatriation of funds from the Company’s foreign subsidiaries under the AJCA.

10	Patent Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

The Company has been engaged in ongoing patent litigation with Agilent Technologies, Inc. in England, France and Germany. The Company recorded a provision of $7.8 million in the first quarter of 2004 for estimated damages and fees to be incurred with respect to the England and France suits. The Company recorded a provision of $3.1 million during 2005 for estimated damages and fees to be incurred with respect to the England suit, which was settled in February 2006. No additional provisions were made in 2006 or 2007. No provision has been made for the Germany suit and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on the Company’s financial position. The accrued patent litigation expense in other current liabilities in the consolidated balance sheets at December 31, 2007 and 2006 is $0.5 million and $0.9 million, respectively, for the France suit. The change in the liability in 2007 is attributable to payment of legal fees.

11	Restructuring and Other Charges

In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, which resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. The Company incurred $8.5 million of charges in 2006 related to the February 2006 initiative. The Company does not expect to incur any additional charges in connection with this cost reduction initiative.

The following is a summary of activity of the Company’s restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			December 31,
	2006	Charges	Utilization	2007

Severance	$1,433	$—	$(667)	$766
Other	48	—	(48)	—

Total	$1,481	$—	$(715)	$766

12	Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $23.4 million, $23.3 million and $23.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rents payable as of December 31, 2007 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2008	$23,683
2009	19,524
2010	15,771
2011	12,022
2012 and thereafter	23,247

The Company licenses certain technology and software from third parties, which expire at various dates through 2008. Fees paid for licenses were approximately $0.3 million, $0.6 million and $0.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum license fees payable under existing license agreements as of December 31, 2007 are immaterial for the years ended December 31, 2008 and thereafter.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to its current products, as well as claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and management accordingly believes the estimated fair value of these agreements is immaterial.

13	Stock-Based Compensation

In May 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of December 31, 2007, the 2003 Plan has 4.7 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of December 31, 2007, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In February 1996, the Company adopted its 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 1.0 million shares of the Company’s common stock commencing October 1, 1996. As of December 31, 2007, 0.8 million shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $0.4 million for each of the years ended December 31, 2007 and 2006, respectively.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and SAB 107, “Share-Based Payment”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards at the time of grant.

The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the years ended December 31, 2007 and 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that ultimately is expected to vest.

The consolidated statements of operations for the three years ended December 31, 2007, 2006 and 2005 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2007	2006	2005

Cost of sales	$3,352	$4,345	$—
Selling and administrative	21,225	19,357	765
Research and development	4,278	5,111	—

Total stock-based compensation	$28,855	$28,813	$765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The after-tax stock-based compensation and the impact to diluted earnings per share of adopting SFAS No. 123(R) for the years ended December 31, 2007 and 2006 were $20.0 million with a $0.19 per share reduction to diluted earnings per share and $20.6 million with a $0.20 per share reduction to diluted earnings per share, respectively. As of December 31, 2007, the Company has capitalized stock-based compensation costs of $0.4 million and $1.6 million to inventory and capitalized software, respectively, in the consolidated balance sheets. As of December 31, 2006, the Company has capitalized stock-based compensation costs of $0.6 million and $1.0 million to inventory and capitalized software, respectively, in the consolidated balance sheets. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method of accounting prescribed by APB No. 25 and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its plans. Under this accounting method, stock option compensation awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statements of operations. Stock-based compensation expense recognized for the Company’s fixed employee stock option plans, restricted stock and employee stock purchase plan was $0.8 million for the year ended December 31, 2005.

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as part of cash from operating activities. Under SFAS No. 123(R), approximately $17.0 million and $16.5 million of windfall benefits of tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the years ended December 31, 2007 and 2006, respectively.

During 2007 and 2006, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $97.5 million and $40.1 million, respectively. The total cash received from the exercise of these stock options was $88.5 million and $37.3 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, there were $51.2 million and $61.1 million of total unrecognized compensation costs related to unvested stock option awards. These costs are expected to be recognized over a weighted-average period of 3.1 years.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS No. 123 for the Company’s stock-based compensation plans for the year ended December 31, 2005.

Compensation Expense — Fair-value Method (in thousands, except per share data)	2005

Net income, as reported December 31	$201,975
Deduct: total stock-based employee compensation expense, net of related tax effects	(22,729)
Add: stock-based compensation recognized in the consolidated statements of operations, net of related tax effects	556

Pro forma net income	$179,802

Net income per share:
Basic — as reported	$1.77
Basic — pro forma	$1.58
Diluted — as reported	$1.74
Diluted — pro forma	$1.55

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The expected volatility assumption of all grants issued prior to 2005 was derived from the Company’s historical volatility. Beginning in 2005, the Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted in 2007, 2006 and 2005 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2007	2006	2005

Options issued in thousands	516	572	551
Risk-free interest rate	3.8	4.5	4.3
Expected life in years	6.0	6.0	6.0
Expected volatility	.291	.280	.270
Expected dividends	—	—	—

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2007	2006	2005

Exercise price	$75.29	$48.64	$39.51
Fair value	$27.33	$18.08	$14.22

Stock Option Plans

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2007 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$19.50 to $20.24	249	$19.67	0.9	249	$19.67
$20.25 to $40.48	3,355	$31.41	5.3	2,670	$30.46
$40.49 to $60.72	2,182	$47.68	7.4	944	$47.36
$60.73 to $80.97	1,311	$74.32	5.4	842	$72.31

	7,097	$43.93	5.8	4,705	$40.77

The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2006	9,507	$9.39 to $80.97	$38.44
Granted	516	$48.88 to $77.94	$75.29
Exercised	(2,842)	$9.39 to $72.06	$31.16
Cancelled	(84)	$21.39 to $72.06	$49.71

Outstanding at December 31, 2007	7,097	$19.50 to $80.97	$43.93

The aggregate intrinsic value of the outstanding stock options at December 31, 2007 was $249.5 million. Options exercisable at December 31, 2007, 2006 and 2005 were 4.7 million, 6.3 million and 6.7 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The weighted-average exercise prices of options exercisable at December 31, 2007, 2006 and 2005 were $40.77, $37.43 and $34.34, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2007 was 4.8 years.

At December 31, 2007, the Company had 7.0 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $246.0 million, $43.74 and 5.8 years, respectively, at December 31, 2007.

In 2005, the Company approved an amendment to accelerate the vesting of approximately 12 thousand unvested stock options and to extend the expiration date of approximately 36 thousand stock options granted to a retiring non-employee director of the Company. The Company also approved an amendment to accelerate the vesting of two thousand shares of the Company’s restricted common stock granted to the same director. Under APB No. 25 and FIN No. 44, these modifications resulted in a charge which was recorded in selling and administrative expense in the 2005 consolidated statements of operations of approximately $0.5 million.

Restricted Stock

During the years ended December 31, 2007, 2006 and 2005, the Company granted eight thousand, eight thousand and seven thousand shares of restricted stock, respectively. The restrictions on these shares lapse at the end of a three year period. The Company has recorded $0.3 million, $0.2 million and $0.2 million of compensation expense during 2007, 2006 and 2005, respectively, related to the restricted stock grants. The weighted-average fair value on the grant date of the restricted stock for 2007, 2006 and 2005 was $48.88, $39.64 and $45.77, respectively. As of December 31, 2007, the Company has 22 thousand unvested shares of restricted stock outstanding with a total of $0.4 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity (in thousands, except per share data):

		Weighted-Average
	Shares	Price

Unvested at December 31, 2006	315	$43.02
Granted	250	$53.93
Vested	(60)	$43.23
Forfeited	(16)	$46.39

Unvested at December 31, 2007	489	$48.44

Restricted stock units are generally issued annually at the end of February and vest in equal annual installments over a five year period. The amount of compensation costs recognized for the years ended December 31, 2007 and 2006 on the restricted stock units expected to vest were $4.8 million and $1.9 million, respectively. As of December 31, 2007, there were $19.5 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 4.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14	Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$268,072	100,500	$2.67

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,445
Exercised and cancellations		560

Net income per diluted common share	$268,072	102,505	$2.62

	Year Ended December 31, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$222,200	102,691	$2.16

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,217
Exercised and cancellations		332

Net income per diluted common share	$222,200	104,240	$2.13

	Year Ended December 31, 2005
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$201,975	114,023	$1.77

Effect of dilutive stock option and restricted stock securities:
Outstanding		1,831
Exercised and cancellations		91

Net income per diluted common share	$201,975	115,945	$1.74

For the years ended December 31, 2007, 2006 and 2005, the Company had 0.9 million, 3.5 million and 3.2 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15	Comprehensive Income

Comprehensive income details follow (in thousands):

	Year Ended December 31
	2007	2006	2005

Net income	$268,072	$222,200	$201,975
Foreign currency translation	26,276	27,072	(44,383)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	(18,031)	(16,269)	11,894
Income tax (expense) benefit	6,311	5,694	(4,163)

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	(11,720)	(10,575)	7,731

Net foreign currency adjustments	14,556	16,497	(36,652)
Unrealized losses on investments before income taxes	(1,294)	—	(2,214)
Income tax benefit	453	—	775

Unrealized losses on investments, net of tax	(841)	—	(1,439)

Retirement liability adjustment, net of tax	8,852	4,210	(1,021)

Other comprehensive income (loss)	22,567	20,707	(39,112)

Comprehensive income	$290,639	$242,907	$162,863

16	Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. Prior to the amendments described below, which become effective on January 1, 2008, the Company made matching contributions of 50% for contributions up to 6% of eligible pay after one year of service. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2007, 2006 and 2005, the Company’s matching contributions amounted to $4.1 million, $3.6 million and $3.4 million, respectively.

U.S. employees were eligible to participate in the Waters Retirement Plan, a defined benefit, cash balance plan, after one year of service. Annually, the Company credited each employee’s account as a percentage of eligible pay based on years of service. In addition, each employee’s account is credited for investment returns at the beginning of each year for the prior year at the average 12 month Treasury Bill rate plus 0.5%, limited to a minimum rate of 5% and a maximum rate of 10%. An employee does not vest until the completion of five years of service, at which time the employee becomes 100% vested. The Company maintains an unfunded supplemental executive retirement plan, the Waters Retirement Restoration Plan, which is non-qualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums.

In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment gain of $0.5 million. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company has reduced the projected benefit obligation liability by $6.7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service.

The Company’s Board of Directors also approved a $12.6 million payment that will be contributed to the Waters Employee Investment Plan in the first quarter of 2008. The $12.6 million of expense was reduced by a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

curtailment gain of $0.5 million, relating to various amendments to freeze the pay credit accrual, resulting in $12.2 million of expense being recorded in the consolidated statements of operations in the year ending December 31, 2007 with $2.6 million included in cost of sales, $7.4 million included in selling and administrative expenses and $2.2 million included in research and development expenses. In addition, effective January 1, 2008, the Company’s Board of Directors increased the employer matching contribution in the Waters Employee Investment Plan to 100% for contributions up to 6% of eligible pay, an increase of 3%, and eliminated the one-year service requirement to be eligible for matching contributions.

The Company also sponsors other unfunded employee benefit plans in the U.S., including a retirement healthcare plan which provides reimbursement for medical expenses and is contributory. There are various non-U.S. retirement plans sponsored by the Company. The eligibility and vesting of the non-U.S. plans are generally consistent with the local laws and regulations.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132(R). This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The net periodic pension cost under SFAS No. 87 is made up of several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company’s accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants.

Summary data for the U.S. Pension Plans, the U.S. retirement healthcare plan and the Company’s non-U.S. retirement plans are presented in the following tables, using the measurement date of December 31, 2007 and 2006, respectively.

The summary of the projected benefit obligations at December 31, 2007 and 2006 is as follows (in thousands):

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation, January 1	$91,413	$4,941	$21,084	$81,689	$4,530	$19,775
Service cost	7,122	658	1,224	7,916	629	1,137
Interest cost	5,271	277	815	4,529	241	687
Plan amendments	(6,448)	—	—	—	—	—
Employee rollovers	77	—	—	987	—	—
Actuarial gains	(3,016)	(162)	(1,279)	(1,404)	(166)	(1,073)
Disbursements	(2,108)	(298)	(1,476)	(2,304)	(293)	(800)
Currency Impact	—	—	1,348	—	—	1,358

Projected benefit obligation, December 31	$92,311	$5,416	$21,716	$91,413	$4,941	$21,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the accumulated benefit obligations at December 31, 2007 and 2006 is as follows (in thousands):

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Accumulated benefit obligation	$91,989	$ *	$17,133	$83,966	$ *	$17,016

*	Not applicable.

The summary of the fair value of the plan assets at December 31, 2007 and 2006 is as follows (in thousands):

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Fair value of assets, January 1	$69,380	$1,753	$10,750	$60,803	$1,277	$8,878
Actual return on plan assets	7,886	92	622	6,017	223	543
Company contributions	4,309	189	1,016	3,877	190	1,217
Employee contributions	—	398	—	—	356	—
Disbursements	(2,108)	(298)	(1,476)	(2,304)	(293)	(800)
Employee rollovers	77	—	—	987	—	—
Currency Impact	—	—	371	—	—	912

Fair value of assets, December 31	$79,544	$2,134	$11,283	$69,380	$1,753	$10,750

The summary of the funded status of the plans at December 31, 2007 and 2006 is as follows (in thousands):

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation	$(92,311)	$(5,416)	$(21,716)	$(91,413)	$(4,941)	$(21,084)
Fair value of plan assets	79,544	2,134	11,283	69,380	1,753	10,750

Projected benefit obligation in excess of fair value of plan assets	$(12,767)	$(3,282)	$(10,433)	$(22,033)	$(3,188)	$(10,334)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2007 and 2006 under SFAS No. 158 is as follows (in thousands):

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Long-term assets	$—	$—	$2,467	$—	$—	$1,733
Current liabilities	(59)	—	(46)	(40)	—	(90)
Long-term liabilities	(12,708)	(3,282)	(12,854)	(21,993)	(3,188)	(11,977)

Net amount recognized at December 31	$(12,767)	$(3,282)	$(10,433)	$(22,033)	$(3,188)	$(10,334)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007			2006			2005
		U.S.			U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans

Service cost	$7,122	$260	$1,224	$7,916	$273	$1,137	$6,931	$274	$1,177
Interest cost	5,271	277	815	4,529	241	687	3,898	214	722
Return on plan assets	(5,427)	(127)	(400)	(4,695)	(95)	(328)	(4,142)	(75)	(490)
Net amortization:
Prior service costs	(55)	(53)	—	(82)	(54)	—	(82)	(54)	—
Net actuarial loss	613	—	20	1,234	—	13	933	—	53
Curtailment gain	(466)	—	—	—	—	—	—	—	—

Net periodic pension cost	$7,058	$357	$1,659	$8,902	$365	$1,509	$7,538	$359	$1,462

The summary of the amounts included in accumulated other comprehensive income (loss) in stockholders’ equity for the plans at December 31, 2007 and 2006 is as follows (in thousands):

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Net gain or (loss)	$(5,285)	$14	$30	$(18,116)	$(114)	$(1,527)
Prior service credit or (cost)	(295)	374	—	520	428	—

Total	$(5,580)	$388	$30	$(17,596)	$314	$(1,527)

The summary of the amounts included in accumulated other comprehensive income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2007 is as follows (in thousands):

	2007
		U.S.
	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Net (gain) or loss	$41	$—	$(30)
Prior service cost or (credit)	150	(54)	—

Total	$191	$(54)	$(30)

The plans’ investment asset mix is as follow at December 31, 2007 and 2006:

	2007			2006
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Equity securities	72%	56%	0%	70%	50%	0%
Debt securities	26%	23%	2%	27%	50%	2%
Cash and cash equivalents	2%	21%	0%	1%	0%	0%
Other	0%	0%	98%	2%	0%	98%

Total	100%	100%	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S.		Non-U.S.
	Retirement Healthcare Plans		Pension Plans
	Policy Target	Range	Policy Target

Equity securities	60%	40% - 80%	0%
Debt securities	40%	20% - 60%	2%
Cash and cash equivalents	0%	0% - 20%	0%
Other	0%	0%	98%

The asset allocation policy for the U.S. Pension Plans and U.S. retirement healthcare plan was developed in consideration of the following long-term investment objectives: achieving a return on assets consistent with the investment policy, maximizing portfolio returns with at least a return of 2.5% above the one-year Treasury Bill rate and achieving portfolio returns which exceeds the average return for similarly invested funds.

Within the equity portfolio of the U.S. retirement plans, investments are diversified among market capitalization and investment strategy. Up to 20% of the U.S. retirement plans’ equity portfolio may be invested in financial markets outside of the United States. The Company does not invest in its own stock within the U.S. retirement plans’ assets.

The Company prohibits the following types of assets or transactions in the U.S. retirement plans: short selling, margin transactions, commodities and future contracts, private placements, options and letter stock.

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.40%	4.12%	5.82%	3.84%	5.50%	3.59%
Increases in compensation levels	4.75%	3.24%	4.75%	2.99%	4.75%	2.89%

The weighted-average assumptions used to determine the pension cost at December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.94%	3.84%	5.50%	3.59%	5.75%	3.81%
Return on assets	7.97%	3.80%	7.97%	3.48%	7.97%	2.89%
Increases in compensation levels	4.75%	2.99%	4.75%	2.89%	4.75%	3.55%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by approximately $0.3 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by approximately $0.2 million.

During fiscal year 2008, the Company expects to contribute approximately $3.5 million to $7.0 million to the Company’s pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments as of December 31, 2007 are as follows (in thousands):

	U.S.	Non-U.S.
	Pension	Pension
	Plans	Plans	Total

2008	$3,336	$280	$3,616
2009	3,868	326	4,194
2010	3,607	633	4,240
2011	4,255	698	4,953
2012	4,481	560	5,041
2013-2017	29,103	5,304	34,407

17	Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

Waters Division is in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is in the business of designing, manufacturing, distributing and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

Net sales for the Company’s products and services are as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Product net sales
Waters instrument systems	$741,685	$658,457	$601,366
Chemistry	223,543	180,519	153,157
TA instrument systems	107,636	83,556	80,150

Total product net sales	1,072,864	922,532	834,673

Service net sales
Waters service	355,077	320,895	293,453
TA service	45,107	36,802	30,110

Total service net sales	400,184	357,697	323,563

Total net sales	$1,473,048	$1,280,229	$1,158,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sales information is presented below (in thousands):

Year Ended December 31	2007	2006	2005

Net Sales:
United States	$473,322	$405,632	$391,084
Europe	511,973	437,088	390,994
Japan	134,757	135,791	133,532
Asia	246,587	205,440	153,076
Other	106,409	96,278	89,550

Total consolidated sales	$1,473,048	$1,280,229	$1,158,236

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

Long-lived assets information is presented below (in thousands):

December 31	2007	2006

Long-lived assets:
United States	$115,698	$109,646
Europe	37,991	34,175
Japan	1,364	436
Asia	4,306	3,401
Other	1,497	1,604

Total long-lived assets	$160,856	$149,262

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18	Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$330,777	$352,630	$352,638	$437,003	$1,473,048
Cost of sales	143,232	152,219	153,679	181,992	631,122

Gross Profit	187,545	200,411	198,959	255,011	841,926
Selling and administrative expenses	93,907	102,223	105,577	101,996	403,703
Research and development expenses	18,722	19,115	21,974	20,838	80,649
Purchased intangibles amortization	2,125	2,133	2,176	2,261	8,695

Operating Income	72,791	76,940	69,232	129,916	348,879
Interest expense	(13,188)	(13,335)	(14,783)	(15,209)	(56,515)
Interest income	6,353	6,939	8,061	9,475	30,828

Income from operations before income taxes	65,956	70,544	62,510	124,182	323,192
Provision for income taxes	10,019	10,635	9,227	25,239	55,120

Net Income	$55,937	$59,909	$53,283	$98,943	$268,072

Net income per basic common share	$0.55	$0.60	$0.53	$0.98	$2.67
Weighted-average number of basic common shares	101,416	100,327	99,821	100,689	100,500

Net income per diluted common share	$0.54	$0.59	$0.52	$0.96	$2.62
Weighted-average number of diluted common shares and equivalents	103,198	102,130	101,712	102,778	102,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$290,218	$301,899	$301,182	$386,930	$1,280,229
Cost of sales	120,628	126,004	127,167	162,386	536,185

Gross Profit	169,590	175,895	174,015	224,544	744,044
Selling and administrative expenses	85,538	88,968	87,397	95,761	357,664
Research and development expenses	19,043	19,655	19,138	19,470	77,306
Purchased intangibles amortization	1,194	1,383	1,403	1,459	5,439
Restructuring and other charges	4,352	2,974	344	814	8,484

Operating Income	59,463	62,915	65,733	107,040	295,151
Other expense	—	—	—	(5,847)	(5,847)
Interest expense	(11,428)	(12,477)	(13,565)	(14,187)	(51,657)
Interest income	5,292	6,205	6,877	6,938	25,312

Income from operations before income taxes	53,327	56,643	59,045	93,944	262,959
Provision for income taxes	9,172	8,863	8,669	14,055	40,759

Net Income	$44,155	$47,780	$50,376	$79,889	$222,200

Net income per basic common share	$0.42	$0.46	$0.49	$0.79	$2.16
Weighted-average number of basic common shares	104,585	103,010	101,845	101,431	102,691

Net income per diluted common share	$0.42	$0.46	$0.49	$0.78	$2.13
Weighted-average number of diluted common shares and equivalents	105,901	104,337	103,074	103,019	104,240

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher in the second and third quarters over the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the third quarter of 2007, the Company recorded a $12.2 million charge relating to the pension transition benefit that will be contributed into the Waters Employee Investment Plan in the first quarter of 2008.

19	Quarterly Financial Data (unaudited)

The Company classified certain marketable securities as cash and cash equivalents on each of the fiscal 2007 quarterly unaudited consolidated balance sheets that should instead have been classified as short-term investments based on the length of time from original purchase date to the maturity date. On February 27, 2008, the Company and the Audit Committee of the Board of Directors of the Company concluded that a restatement of its previously issued quarterly unaudited consolidated balance sheets and statements of cash flows as of March 31, 2007, June 30, 2007 and September 29, 2007 and for the periods then ended as included in the Company’s 2007 Forms 10-Q was necessary. This change in classification also affects cash flows from investing activities on the unaudited consolidated statements of cash flows, but does not affect the unaudited consolidated statements of operations. Additionally, this change in classification has no effect on previously reported current assets, total assets, stockholders’ equity, cash flows from operating activities or cash flows from financing activities. This change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in classification does not have a material impact on any of the Company’s consolidated financial statements prior to 2007. As detailed on the tables below, this change in classification impacts the following (in thousands):

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	As Previously
	Reported		As Restated
	March 31, 2007	Adjustment	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$503,686	$(119,321)	$384,365
Short-term investments	—	119,321	119,321
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,008 at March 31, 2007	278,636	—	278,636
Inventories	177,684	—	177,684
Other current assets	48,774		48,774

Total current assets	1,008,780	—	1,008,780
Property, plant and equipment, net of accumulated depreciation of $166,672 at March 31, 2007	149,908	—	149,908
Intangible assets, net	133,477	—	133,477
Goodwill	264,760	—	264,760
Other assets	71,379	—	71,379

Total assets	$1,628,304	$—	$1,628,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$371,504	$—	$371,504
Other current liabilities	242,267	—	242,267

Total current liabilities	613,771	—	613,771

Long-term liabilities:
Long-term debt	500,000	—	500,000
Other long-term liabilities	139,725	—	139,725

Total long-term liabilities	639,725	—	639,725

Total liabilities	1,253,496	—	1,253,496

Stockholders’ equity:
Total stockholders’ equity	374,808	—	374,808

Total liabilities and stockholders’ equity	$1,628,304	$—	$1,628,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	As Previously
	Reported		As Restated
	June 30, 2007	Adjustment	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$544,304	$(174,209)	$370,095
Short-term investments	—	174,209	174,209
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,945 at June 30, 2007	270,015	—	270,015
Inventories	178,491	—	178,491
Other current assets	41,597	—	41,597

Total current assets	1,034,407	—	1,034,407
Property, plant and equipment, net of accumulated depreciation of $173,047 at June 30, 2007	151,967	—	151,967
Intangible assets, net	134,780	—	134,780
Goodwill	265,648	—	265,648
Other assets	79,939	—	79,939

Total assets	$1,666,741	$—	$1,666,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$389,418	$—	$389,418
Other current liabilities	254,433	—	254,433

Total current liabilities	643,851	—	643,851

Long-term liabilities:
Long-term debt	500,000	—	500,000
Other long-term liabilities	144,211	—	144,211

Total long-term liabilities	644,211	—	644,211

Total liabilities	1,288,062	—	1,288,062

Stockholders’ equity:
Total stockholders’ equity	378,679	—	378,679

Total liabilities and stockholders’ equity	$1,666,741	$—	$1,666,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	As Previously
	Reported		As Restated
	September 29, 2007	Adjustment	September 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$591,265	$(72,099)	$519,166
Short-term investments	35,200	72,099	107,299
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,841 at September 29, 2007	269,580	—	269,580
Inventories	191,121	—	191,121
Other current assets	42,347	—	42,347

Total current assets	1,129,513	—	1,129,513
Property, plant and equipment, net of accumulated depreciation of $180,193 at September 29, 2007	157,901	—	157,901
Intangible assets, net	139,029	—	139,029
Goodwill	272,126	—	272,126
Other assets	83,689	—	83,689

Total assets	$1,782,258	$—	$1,782,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$410,515	$—	$410,515
Other current liabilities	277,807	—	277,807

Total current liabilities	688,322	—	688,322

Long-term liabilities:
Long-term debt	500,000	—	500,000
Other long-term liabilities	138,263	—	138,263

Total long-term liabilities	638,263	—	638,263

Total liabilities	1,326,585	—	1,326,585

Stockholders’ equity:
Total stockholders’ equity	455,673	—	455,673

Total liabilities and stockholders’ equity	$1,782,258	$—	$1,782,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	March 31, 2007	Adjustments	March 31, 2007

Cash flows from operating activities:
Net cash provided by operating activities	$82,687	$—	$82,687

Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(12,816)	—	(12,816)
Purchase of short-term investments	—	(119,321)	(119,321)
Cash received from escrow related to business acquisition	724	—	724

Net cash used in investing activities	(12,092)	(119,321)	(131,413)

Cash flows from financing activities:
Proceeds from debt issuances	934,648	—	934,648
Payments on debt	(966,605)	—	(966,605)
Proceeds from stock plans	25,080	—	25,080
Purchase of treasury shares	(81,517)	—	(81,517)
Other cash flows from financing activities	6,687	—	6,687

Net cash used in financing activities	(81,707)	—	(81,707)
Effect of exchange rate changes on cash and cash equivalents	632	—	632

Decrease in cash and cash equivalents	(10,480)	(119,321)	(129,801)
Cash and cash equivalents at beginning of period	514,166	—	514,166

Cash and cash equivalents at end of period	$503,686	$(119,321)	$384,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	As Previously
	Reported		As Restated
	Six Months		Six Months
	Ended		Ended
	June 30, 2007	Adjustments	June 30, 2007

Cash flows from operating activities:
Net cash provided by operating activities	$186,709	$—	$186,709

Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(27,307)	—	(27,307)
Business acquisition	—	—	—
Investment in unaffiliated company	(3,500)	—	(3,500)
Purchase of short-term investments	—	(244,063)	(244,063)
Maturities of short-term investments	—	69,854	69,854
Cash received from escrow related to business acquisition	724	—	724

Net cash used in investing activities	(30,083)	(174,209)	(204,292)

Cash flows from financing activities:
Proceeds from debt issuances	1,045,040	—	1,045,040
Payments on debt	(1,059,083)	—	(1,059,083)
Proceeds from stock plans	32,225	—	32,225
Purchase of treasury shares	(156,499)	—	(156,499)
Other cash flows from financing activities	8,879	—	8,879

Net cash used in financing activities	(129,438)	—	(129,438)
Effect of exchange rate changes on cash and cash equivalents	2,950	—	2,950

Increase (decrease) in cash and cash equivalents	30,138	(174,209)	(144,071)
Cash and cash equivalents at beginning of period	514,166	—	514,166

Cash and cash equivalents at end of period	$544,304	$(174,209)	$370,095

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	As Previously		As
	Reported		Restated
	Nine Months		Nine Months
	Ended		Ended
	September 29, 2007	Adjustments	September 29, 2007

Cash flows from operating activities:
Net cash provided by operating activities	$266,893	$—	$266,893

Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(45,023)	—	(45,023)
Business acquisitions, net of cash acquired	(7,105)	—	(7,105)
Investment in unaffiliated company	(3,532)	—	(3,532)
Purchase of short-term investments	(35,200)	(269,540)	(304,740)
Maturities of short-term investments	—	197,441	197,441
Cash received from escrow related to business acquisition	724	—	724

Net cash used in investing activities	(90,136)	(72,099)	(162,235)

Cash flows from financing activities:
Proceeds from debt issuances	1,100,549	—	1,100,549
Payments on debt	(1,093,495)	—	(1,093,495)
Proceeds from stock plans	51,225	—	51,225
Purchase of treasury shares	(180,749)	—	(180,749)
Other cash flows from financing activities	15,265	—	15,265

Net cash used in financing activities	(107,205)	—	(107,205)
Effect of exchange rate changes on cash and cash equivalents	7,547	—	7,547

Increase in cash and cash equivalents	77,099	(72,099)	5,000
Cash and cash equivalents at beginning of period	514,166	—	514,166

Cash and cash equivalents at end of period	$591,265	$(72,099)	$519,166

The amounts now classified as short-term investments as of March 31, 2007, June 30, 2007 and September 29, 2007 have a cost that approximates fair value and have maturities of less than one year.

SELECTED FINANCIAL DATA

In thousands, except per share and employees data	2007*	2006*	2005	2004	2003

STATEMENT OF OPERATIONS DATA:
Net sales	$1,473,048	$1,280,229	$1,158,236	$1,104,536	$958,205
Income from operations before income taxes	$323,192	$262,959	$274,563	$285,671	$223,686
Net income	$268,072	$222,200	$201,975	$224,053	$170,891
Net income per basic common share:
Net income per basic common share	$2.67	$2.16	$1.77	$1.87	$1.39
Weighted-average number of basic common shares	100,500	102,691	114,023	119,640	123,189
Net income per diluted common share:
Net income per diluted common share	$2.62	$2.13	$1.74	$1.82	$1.34
Weighted- average number of diluted common shares and equivalents	102,505	104,240	115,945	123,069	127,579
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and short-term investments	$693,014	$514,166	$493,588	$539,077	$356,781
Working capital**	$578,628	$313,846	$309,101	$480,894	$339,835
Total assets	$1,881,055	$1,617,313	$1,428,931	$1,460,426	$1,130,861
Long-term debt, including current maturities	$500,000	$500,000	$500,000	$250,000	$225,000
Stockholders’ equity**	$586,076	$362,383	$283,632	$678,686	$590,477
Employees	4,956	4,687	4,503	4,271	3,963

*	As a result of the adoption of SFAS No. 123(R) as of January 1, 2006, all share-based payments to employees have been recognized in the statements of operations based on their fair values. The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Stock-based compensation expense related to SFAS No. 123(R) was approximately $28.9 million and $28.8 million for the years ended December 31, 2007 and 2006, respectively.

**	As result of the adoption of SFAS No. 158 as of December 31, 2006, the Company was required to recognize the underfunded status of the Company’s retirement plans as a liability in the consolidated balance sheet. Prior to 2006, a significant portion of the Company’s retirement contribution accrual was classified in other current liabilities and included in working capital. In 2006, in accordance with SFAS No. 158, the majority of the retirement contribution accrual is included in the long-term retirement liabiliy. Also, as result of the adoption SFAS No. 158, stockholders’ equity decreased by $1.7 million after-tax.

**	As a result of the adoption of FIN 48 as of January 1, 2007, the Company is required to measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Prior to January 1, 2007, these amounts were included in accrued income taxes in current liabilities. On January 1, 2007, the Company recorded the effect of adopting FIN 48 which included a $3.9 million charge to beginning retained earnings and a $58.0 million reclassification from accrued income taxes, which was included in working capital, to the long-term income tax liability in the consolidated balance sheet.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 35.

Report of the Independent Registered Public Accounting Firm

See report of PricewaterhouseCoopers LLP in Item 8 on page 36.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Goverance

Information regarding our directors is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors and Executive Officers” and “Report of the Audit Committee of the Board of Directors.” Information regarding Section 16(a) compliance is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K.

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

This information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Compensation of Directors and Executive Officers.” Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A))

Equity compensation plans approved by security holders	7,097	$43.93	4,711
Equity compensation plans not approved by security holders	—	—	—

Total	7,097	$43.93	4,711

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Directors and Executive Officers.” Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading “Audit Fees.” Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 37 to 72. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 29, 2008, is set forth on page 36 of this Form 10-K.

(2)	Financial Statement Schedule:

None.

(3) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement for the Sale and Purchase of Micromass Limited dated as of September 12, 1997, between Micromass Limited, Schroder UK Buy-Out Fund III Trust I and Others, Waters Corporation and Waters Technologies Corporation.(18)
3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.(3)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000.(6)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.(8)
3.21	Amended and Restated Bylaws of Waters Corporation dated as of December 13, 2006.(24)
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(5)(*)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan.(9)(*)
10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(4)(*)
10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(4)(*)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(7)(*)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(7)(*)
10.5	Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.(13)(*)
10.51	First Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.(5)(*)
10.52	Third Amendment to the Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan.(25)(*)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(5)(*)
10.7	Agreement and Plan of Merger among Waters Corporation, TA Merger Sub, Inc. and TA Instruments, Inc. dated as of March 28, 1996.(19)
10.8	Offer to Purchase and Consent Solicitation Statement, dated March 7, 1996, of Waters Technologies Corporation.(20)
10.9	WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan (including Form of Amended and Restated Stock Option Agreement).(2)(*)
10.91	Amendment to the WCD Investors, Inc. Amended and Restated 1994 Stock Option Plan.(5)(*)
10.10	Waters Corporation Retirement Plan.(2)(*)

Exhibit
Number	Description of Document

10.11	Registration Rights Agreement made as of August 18, 1994, by and among WCD Investors, Inc., AEA Investors, Inc., certain investment funds controlled by Bain Capital, Inc. and other stockholders of Waters Corporation.(2)
10.12	Form of Indemnification Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and its directors and executive officers.(2)
10.13	Form of Management Subscription Agreement, dated as of August 18, 1994, between WCD Investors, Inc. and certain members of management.(2)(*)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(14)(*)
10.19	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Mark T. Beaudouin.(15)(*)
10.20	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Douglas A. Berthiaume.(15)(*)
10.21	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Arthur G. Caputo.(15)(*)
10.22	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and William J. Curry.(15)(*)
10.25	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and John Ornell.(15)(*)
10.26	Credit Agreement, dated as of May 28, 2004 among Waters Corporation and Citizens Bank of Massachusetts.(16)
10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(17)(*)
10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(17)(*)
10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(17)(*)
10.30	Five Year Credit Agreement, dated as of December 15, 2004 among Waters Corporation, Waters Technologies Ireland Ltd., Waters Chromatography Ireland Ltd., JP Morgan Chase Bank, N.A. and other Lenders party thereto.(21)
10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan(21).(*)
10.34	Waters Corporation 2003 Equity Incentive Plan.(12)(*)
10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(21)(*)
10.36	2005 Waters Corporation Amended and Restated Management Incentive Plan.(21)(*)
10.37	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent.(22)
10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(23)(*)
10.39	Five Year Credit Agreement, dated as of November 28, 2005 among Waters Corporation, JP Morgan Chase Bank, N.A. and other Lenders party thereto.(11)
10.40	First Amendment dated as of October 12, 2005, to the Five Year Credit Agreement, dated as of December 15, 2004.(11)
10.45	Change of Control/Severance Agreement, dated as of February 24, 2004 between Waters Corporation and Elizabeth B. Rae.(*)(11)
10.46	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(24)(*)
10.47	Five Year Credit Agreement, dated January 11, 2007 among Waters Corporation, Waters Technologies Ireland Limited. JP Morgan Chase Bank, N.A., JP Morgan Europe and other Lenders party thereto.(24)

Exhibit
Number	Description of Document

10.48	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(24)(*)
10.49	Amended and Restated Waters Retirement Restoration Plan, Effective January 1, 2008(26)
10.50	Amended and Restated Waters 401(k) Restoration Plan, Effective January 1, 2008(26)
10.53	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Mark T. Beaudouin.(*)
10.54	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Douglas A. Berthiaume.(*)
10.55	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Arthur G. Caputo.(*)
10.56	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and William J. Curry.(*)
10.57	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and John Ornell.(*)
10.58	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Elizabeth B. Rae.(*)
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-3810).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999.

(4)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000.

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000.

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001.

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002.

(9)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement.

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002.

(11)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 6, 2006.

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003.

(13)	Incorporated by reference to Exhibit C of the Registrant’s 1996 Proxy Statement.

(14)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004.

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 10, 2004.

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 2004.

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004.

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed on October 8, 1997 and amended on December 5, 1997.

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 29, 1996.

(20)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 11, 1996.

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005.

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005.

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005.

(24)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007.

(25)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 4, 2007.

(26)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated September 30, 2007.

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell
John Ornell
Vice President, Finance and
Administration and Chief Financial Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

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