Form 10-Q
period 2008-03-29
WATERS CORP /DE/
filed 2008-05-02
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐     Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of April 25, 2008: 100,103,601

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	March 29, 2008	December 31, 2007

ASSETS
Current assets:

Cash and cash equivalents	$700,560	$597,333

Short-term investments	57,968	95,681

Accounts receivable, less allowances for doubtful accounts and sales returns of $9,672 and $9,634 at March 29, 2008 and December 31, 2007, respectively	317,009	317,792
Inventories	196,831	175,888
Other current assets	49,330	50,368

Total current assets	1,321,698	1,237,062
Property, plant and equipment, net	163,872	160,856
Intangible assets, net	144,040	141,759
Goodwill	274,309	272,626
Other assets	70,429	68,752

Total assets	$1,974,348	$1,881,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$279,301	$384,176
Accounts payable	57,959	47,451
Accrued employee compensation	37,828	58,771
Deferred revenue and customer advances	107,678	87,348
Accrued income taxes	8,884	994
Accrued warranty	13,226	13,119
Other current liabilities	58,804	66,575

Total current liabilities	563,680	658,434
Long-term liabilities:
Long-term debt	650,000	500,000
Long-term portion of retirement benefits	53,592	52,353
Long-term income tax liability	71,408	70,079
Other long-term liabilities	18,703	14,113

Total long-term liabilities	793,703	636,545

Total liabilities	1,357,383	1,294,979

Commitments and contingencies (Notes 4, 5 and 9)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 29, 2008 and December 31, 2007	-	-
Common stock, par value $0.01 per share, 400,000 shares authorized, 147,497 and 147,061 shares issued, 100,080 and 100,975 shares outstanding at March 29, 2008 and December 31, 2007, respectively	1,475	1,471
Additional paid-in capital	717,477	691,746
Retained earnings	1,659,399	1,590,924
Treasury stock, at cost, 47,417 and 46,086 shares at March 29, 2008 and December 31, 2007, respectively	(1,841,055)	(1,764,297)
Accumulated other comprehensive income	79,669	66,232

Total stockholders’ equity	616,965	586,076

Total liabilities and stockholders’ equity	$1,974,348	$1,881,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Product sales	$270,465	$242,063
Service sales	101,247	88,714

Total net sales	371,712	330,777

Cost of product sales	106,340	98,911
Cost of service sales	49,111	44,321

Total cost of sales	155,451	143,232

Gross profit	216,261	187,545

Selling and administrative expenses	105,837	93,907

Research and development expenses	19,786	18,722

Purchased intangibles amortization	2,272	2,125

Operating income	88,366	72,791

Interest expense	(11,157)	(13,188)

Interest income	6,913	6,353

Income from operations before income taxes	84,122	65,956

Provision for income taxes	15,647	10,019

Net income	$68,475	$55,937

Net income per basic common share	$0.68	$0.55

Weighted-average number of basic common shares	100,401	101,416

Net income per diluted common share	$0.67	$0.54

Weighted-average number of diluted common shares and equivalents	101,983	103,198
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities:	68,475	55,937
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	260	61
Provisions on inventory	3,018	2,117
Stock-based compensation	7,453	6,938
Deferred income taxes	(2,325)	651
Depreciation	7,114	6,570
Amortization of intangibles	6,633	6,335
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	18,225	(3,215)
Increase in inventories	(18,585)	(10,544)
Decrease (increase) in other current assets	2,059	(636)
Increase in other assets	(708)	(3,509)
Decrease in accounts payable and other current liabilities	(17,060)	(2,572)
Increase in deferred revenue and customer advances	15,402	19,109
Increase in other liabilities	5,967	5,445

Net cash provided by operating activities	95,928	82,687
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(14,302)	(12,816)
Purchase of short-term investments	(19,738)	(119,321)
Maturity of short-term investments	57,451	-
Cash received from escrow related to business acquisition	-	724

Net cash provided by (used in) investing activities	23,411	(131,413)
Cash flows from financing activities:
Proceeds from debt issuances	287,014	934,648
Payments on debt	(241,889)	(966,605)
Payments of debt issuance costs	(466)	(1,081)
Proceeds from stock plans	12,545	25,080
Purchase of treasury shares	(76,758)	(81,517)
Excess tax benefit related to stock option plans	5,883	7,867
Payments of debt swaps and other derivative contracts	(2,662)	(99)

Net cash used in financing activities	(16,333)	(81,707)
Effect of exchange rate changes on cash and cash equivalents	221	632

Increase (decrease) in cash and cash equivalents	103,227	(129,801)
Cash and cash equivalents at beginning of period	597,333	514,166

Cash and cash equivalents at end of period	$700,560	$384,365

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and healthcare products. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2008 and 2007 ended on March 29, 2008 and March 31, 2007, respectively.
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
     The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.
     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.
Reclassifications
Certain amounts from the prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications.
Short-term Investments
Short-term investments primarily represent highly liquid investments, with original maturities generally greater than 90 days, in commercial paper rated A1 or A1+ by Standard & Poor’s and P1 by Moody’s Investors Service; bank deposits; repurchase agreements; U.S. Government Agency Debt and AAA rated money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in market value. The cost of the short-term investments approximately fair value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fair Value Measurements
Fair values of cash, accounts receivable, accounts payable and debt approximate cost.
     Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows. Relative to SFAS No. 157, the FASB issued FASB Position (“FSP”) Nos. 157-1 and 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As is permitted by FSP No. 157-2, the Company has elected to defer implementation of this standard as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The Company is in the process of evaluating whether the adoption of FSP No. 157-2 will have a material effect on its financial position, results of operations or cash flows.
     SFAS No. 157 establishes a three-level value hierarchy for disclosure of fair-value measurements. The valuation hierarchy is based on the transparency of the inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — Unobservable inputs (e.g. a reporting entity’s own data).
     In accordance with methodology prescribed by SFAS No. 157, the Company has measured and disclosed the fair value of the following financial instrument assets and liabilities as of March 29, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total	Identical	Observable	Unobservable
	March 29,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$522,857	$-	$522,857	$-
Short-term investments	57,968	-	57,968	-
Waters Retirement Restoration Plan assets	18,298	-	18,298	-
Foreign currency exchange contract agreements	827	-	827	-

Total	$599,950	$-	$599,950	$-

Liabilities:
Interest rate swap agreements	3,514	-	3,514	-

Total	$3,514	$-	$3,514	$-

     The fair values of the Company’s cash equivalents, short-term investments, plan assets and derivative instruments are determined through market, observable and corroborated sources.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stockholders’ Equity
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the three months ended March 29, 2008 and March 31, 2007, the Company repurchased 1.3 million and 0.9 million shares at a cost of $74.8 million and $47.0 million, respectively, under this program. As of March 29, 2008, the Company repurchased an aggregate of 4.1 million shares for an aggregate of $240.9 million under this program.
     In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the three months ended March 31, 2007, the Company repurchased 0.6 million shares at a cost of $34.5 million under this program. As of March 31, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $499.8 million, effectively completing this program.
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
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At March 29, 2008 and December 31, 2007, the Company held forward foreign exchange contracts with notional amounts totaling approximately $110.3 million and $101.4 million, respectively.
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
March 29, 2008	$13,119	$3,219	$(3,112)	$13,226
March 31, 2007	$12,619	$2,680	$(2,777)	$12,522

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2 Inventories
Inventories are classified as follows (in thousands):

	March 29, 2008	December 31, 2007
Raw materials	$59,192	$51,426
Work in progress	18,694	16,970
Finished goods	118,945	107,492

Total inventories	$196,831	$175,888

3 Goodwill and Other Intangibles
The carrying amount of goodwill was $274.3 million and $272.6 million at March 29, 2008 and December 31, 2007, respectively. Currency translation adjustments increased goodwill approximately $1.7 million.
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	March 29, 2008			December 31, 2007
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$113,194	$46,443	10 years	$111,207	$43,180	10 years
Capitalized software	139,624	77,832	4 years	133,215	74,298	4 years
Licenses	10,604	7,268	9 years	10,522	7,011	9 years
Patents and other intangibles	20,628	8,467	8 years	19,182	7,878	8 years

Total	$284,050	$140,010	7 years	$274,126	$132,367	7 years

     The gross carrying value of intangible assets increased by approximately $2.1 million in the three months ended March 29, 2008 due to the effect of foreign currency translation.
     For the three months ended March 29, 2008 and March 31, 2007, amortization expense for intangible assets was $6.6 million and $6.3 million, respectively. Amortization expense for intangible assets is estimated to be approximately $26.2 million for each of the next five years. Accumulated amortization for intangible assets increased approximately $0.8 million in the three months ended March 29, 2008 due to the effect of foreign currency translation.
4 Debt
In March 2008, the Company entered into a new credit agreement (the “2008 Credit Agreement”) that provides for a $150 million term loan facility. In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both credit agreements mature on January 11, 2012 and require no scheduled prepayments before that date.
     The interest rates applicable to the 2008 and 2007 Credit Agreements are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 137.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2008 and 2007 Credit Agreements require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2008 and 2007 Credit Agreements include negative covenants that are customary for investment grade credit facilities. The 2008 and 2007 Credit

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Agreements also contain certain customary representations and warranties, affirmative covenants and events of default.
     As of March 29, 2008 and December 31, 2007, the Company had a total of $900.0 million and $865.0 million borrowed under the 2008 and 2007 Credit Agreements and a total amount available to borrow of $348.5 million and $233.2 million, respectively, after outstanding letters of credit. At March 29, 2008, $650.0 million of the total debt was classified as long-term debt and $250.0 million classified as short-term debt in the consolidated balance sheet. At December 31, 2007, $500.0 million of the total debt was classified as long-term debt and $365.0 million classified as short-term debt in the consolidated balance sheet. The weighted-average interest rates applicable to these borrowings were 4.30% and 5.67% at March 29, 2008 and December 31, 2007, respectively.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $101.8 million and $98.5 million at March 29, 2008 and December 31, 2007, respectively. At March 29, 2008 and December 31, 2007, the related short-term borrowings were $29.3 million at a weighted-average interest rate of 4.37% and $19.2 million at a weighted average interest rate of 3.30%, respectively.
5 Income Taxes
The Company accounts for its uncertain tax return reporting positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
     The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 29, 2008 (in thousands):

Balance as of December 31, 2007	$68,463
Additions for tax positions of the current year	1,031

Balance as of March 29, 2008	$69,494

     The Company’s effective tax rates for the three months ended March 29, 2008 and March 31, 2007 were 18.6% and 15.2%, respectively. The increase in the effective tax rate for the three months ended March 29, 2008 over that of the three months ended March 31, 2007 is primarily attributable to proportionately greater growth in net income in jurisdictions with comparatively high effective tax rates.
6 Stock-Based Compensation
The Company maintains various shareholder approved stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units).
     The Company accounts for stock-based compensation costs in accordance with SFAS No. 123(R), “Share-Based Payment”, and SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The consolidated statements of operations for the three months ended March 29, 2008 and March 31, 2007 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	March 29,	March 31,
	2008	2007
Cost of sales	$907	$915
Selling and administrative	5,539	5,023
Research and development	1,007	1,000

Total stock-based compensation	$7,453	$6,938

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended March 29, 2008 and March 31, 2007 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 29,	March 31,
	2008	2007
Options issued in thousands	28	47
Risk-free interest rate	3.8%	4.5%
Expected life in years	6.0	6.0
Expected volatility	.291	.280
Expected dividends	—	—

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	March 29,	March 31,
	2008	2007
Exercise price	$76.75	$48.88
Fair value	$28.25	$18.19
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2007	7,097	$19.50 to $80.97	$43.93
Granted	28	$76.75	$76.75
Exercised	(305)	$19.69 to $72.06	$38.54
Canceled	(10)	$32.12 to $76.06	$46.32

Outstanding at March 29, 2008	6,810	$19.50 to $80.97	$44.30

Restricted Stock
During the three months ended March 29, 2008, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $76.75. The restrictions on these shares lapse at the end of a three-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended March 29, 2008 (in thousands, except for per share amounts):

	March 29, 2008
		Weighted-
	Shares	Average Price
Unvested at December 31, 2007	489	$48.44
Granted	241	$60.37
Vested	(115)	$47.07
Forfeited	(2)	$41.48

Unvested at March 29, 2008	613	$53.41

     Restricted stock units are generally issued annually in February and vest in equal annual installments over a five year period.
7 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 29, 2008
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$68,475	100,401	$0.68

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,549
Exercised and cancellations		33

Net income per diluted common share	$68,475	101,983	$0.67

	Three Months Ended March 31, 2007
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$55,937	101,416	$0.55

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,667
Exercised and cancellations		115

Net income per diluted common share	$55,937	103,198	$0.54

     For the three months ended March 29, 2008 and March 31, 2007, the Company had 1.3 million and 1.1 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net income	$68,475	$55,937
Foreign currency translation	15,061	3,123
Net depreciation and realized losses on derivative instruments	(2,525)	(1,831)
Income tax benefit	884	641

Net depreciation and realized losses on derivative instruments, net of tax	(1,641)	(1,190)

Net foreign currency adjustments	13,420	1,933
Unrealized gains on investments before income taxes	26	157
Income tax expense	(9)	(55)

Unrealized gains on investments, net of tax	17	102

Other comprehensive income	13,437	2,035

Comprehensive income	$81,912	$57,972

9 Retirement Plans
The Company sponsors various retirement plans. In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment gain of $0.5 million in the third quarter of 2007. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company reduced the projected benefit obligation liability by $6.7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service. The Company’s Board of Directors also approved a $12.6 million payment that was contributed to the Waters Employee Investment Plan, a 401(k) defined contribution plan for U.S. employees, in the first quarter of 2008. In addition, effective January 1, 2008, the Company’s Board of Directors increased the employer matching contribution in the Waters Employee Investment Plan to 100% for contributions up to 6% of eligible pay, an increase of 3%, and eliminated the one-year service requirement to be eligible for matching contributions. For the three months ended March 29, 2008 and March 31, 2007, the Company’s matching contribution into the Waters Employee Investment Plan amounted to $2.9 million and $1.2 million, respectively.
     The summary of the components of net periodic pension costs for the plans for the three months ended March 29, 2008 and March 31, 2007 is as follows (in thousands):

	March 29, 2008			March 31, 2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$31	$53	$374	$1,941	$64	$290
Interest cost	1,481	83	227	1,301	69	196
Expected return on plan assets	(1,528)	(39)	(114)	(1,333)	(30)	(97)
Net amortization:
Prior service costs	38	(14)	—	(22)	(14)	—
Net actuarial loss	33	—	(7)	202	—	5

Net periodic pension cost	$55	$83	$480	$2,089	$89	$394

     For the three months ended March 29, 2008 and March 31, 2007, the Company made no contributions to the defined benefit plans. During fiscal year 2008, the Company expects to contribute approximately $3.5 million to $7.0 million to the defined benefit plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10 Business Segment Information
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
     Net sales for the Company’s products and services are as follows for the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Product net sales
Waters instrument systems	$181,351	$162,309
Chemistry	59,264	54,215
TA instrument systems	29,850	25,539

Total product net sales	270,465	242,063

Service net sales
Waters service	94,033	82,472
TA service	7,214	6,242

Total service net sales	101,247	88,714

Total net sales	$371,712	$330,777

11 Recent Accounting Standards Changes and Developments
The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this standard.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $371.7 million and $330.8 million for the three months ended March 29, 2008 (the “2008 Quarter”) and March 31, 2007 (the “2007 Quarter”), respectively. Sales grew 12% in the 2008 Quarter over the 2007 Quarter. Overall, the sales growth achieved in the 2008 Quarter was impacted by the increase in demand for the Company’s products and the effect of foreign currency translation which benefited the 2008 Quarter sales growth rate by 6%.
     Net income per diluted share was $0.67 and $0.54 in the 2008 Quarter and 2007 Quarter, respectively. Net income per diluted share grew at a rate of 24% in the 2008 Quarter over the 2007 Quarter.
     U.S. sales increased 9%, European sales increased 9%, Asian sales (including Japan) increased 18% and sales to the rest of the world increased 20% during the 2008 Quarter. The effect of foreign currency translation benefited sales growth rates by 12% in Europe, 7% in Asia and 12% in the rest of the world.
     In the 2008 Quarter, global sales to pharmaceutical customers grew 10%, as these customers continued to increase capital spending on the Company’s products. Global sales to government and academic customers were up 6% in the 2008 Quarter and were negatively impacted by lower environmental sales in Japan. Global sales to industrial and food safety customers grew 18% in the 2008 Quarter. Sales growth for the TA Division (“TA”) grew 17% for the 2008 Quarter as compared to the 2007 Quarter. TA’s sales growth can be primarily attributed to new product introductions, the effect of foreign currency translation which benefited sales by 5% and, to a lesser extent, the August 2007 acquisition of Calorimetry Sciences Corporation (“CSC”).
     The Waters Division sales grew 12% in the 2008 Quarter. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales, shipments of new SynaptTM HDMSTM systems and recurring sales growth from the service and chemistry consumables businesses.
     Operating income was $88.4 million and $72.8 million in the 2008 Quarter and 2007 Quarter, respectively. The $15.6 million net increase in operating income is primarily a result of the benefit from the increase in sales volume, lower manufacturing costs and the effect of favorable foreign currency exchange.
     Net cash provided by operating activities was $95.9 million and $82.7 million in the 2008 Quarter and 2007 Quarter, respectively. The $13.2 million increase is primarily a result of higher net income and the timing of cash collections from customers partially offset by the $12.6 million one-time transition pension benefit payment into the Waters Employee Investment Plan (a 401(k) defined contribution plan for U.S. employees) associated with the September 2007 amendment to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (defined contribution plans for U.S. employees). Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $14.3 million and $12.8 million in the 2008 Quarter and 2007 Quarter, respectively. Within cash flows used in financing activities, the Company entered into a new $150 million term loan credit agreement facility (the “2008 Credit Agreement”) in March 2008. The 2008 Credit Agreement matures on January 11, 2012 and requires no scheduled prepayments before that date. The Company used the proceeds of the term loan to repay amounts outstanding under the revolving tranche of the Company’s existing credit agreement. The Company also repurchased $74.8 million and $81.5 million of the Company’s outstanding common stock in the 2008 Quarter and 2007 Quarter, respectively. In addition, the Company received $12.5 million and $25.1 million of proceeds from stock plans in the 2008 Quarter and 2007 Quarter, respectively.
Results of Operations
Net Sales
Net sales for the 2008 Quarter and the 2007 Quarter were $371.7 million and $330.8 million, respectively, an increase of 12%. Foreign currency translation benefited the 2008 Quarter sales growth rate by 6%. Product sales were $270.5 million and $242.1 million for the 2008 Quarter and the 2007 Quarter, respectively, an increase of 12%. The increase in product sales was primarily due to the overall positive growth in Waters and TA instrument systems and chemistry consumables. Service sales were $101.2 million and $88.7 million in the 2008 Quarter and the 2007 Quarter, respectively, an increase of 14%. The increase in service sales was primarily attributable to increased sales of service plans to a higher installed base of customers.
Waters Division Net Sales
The Waters Division net sales grew 12% in the 2008 Quarter. The effect of foreign currency translation benefited the Waters Division sales growth by 6%. Chemistry consumables sales grew 9% in the 2008 Quarter. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology and sales of HPLC columns. Waters Division service sales grew 14% in the 2008 Quarter due primarily to increased sales of service plans to the higher installed base of customers. Waters instrument system sales (LC and MS) grew 12% in the 2008 Quarter. The increase in instrument systems sales during the 2008 Quarter is primarily attributable to higher sales of ACQUITY UPLC systems and Synapt mass spectrometry system sales. Waters Division sales by product mix were essentially unchanged in the 2008 Quarter with instrument systems, chemistry and service representing approximately 54%, 18% and 28%, respectively. Geographically, Waters Division sales in the U.S., Europe and Asia strengthened approximately 8%, 9% and 18%, respectively, in the 2008 Quarter. Sales to the rest of the world increased 21% in the 2008 Quarter and were driven primarily by increased sales in Latin America and Canada. The effects of foreign currency translation increased sales growth by 12%, 7% and 13% in Europe, Asia and the rest of the world, respectively, in the 2008 Quarter. U.S. and Asia sales growth in the 2008 Quarter was primarily due to higher demand from the Company’s pharmaceutical and industrial customers. Asia’s sales growth was primarily driven by increased sales in India and China and mitigated by a weakness in Japan sales.
TA Division Net Sales
TA’s sales grew 17% in the 2008 Quarter primarily as a result of TA’s new product introductions and the effect of foreign currency translation which benefited the TA sales growth by approximately 5%. Instrument system sales grew 17% in the 2008 Quarter and represented approximately 81% and 80% of sales in the 2008 Quarter and 2007 Quarter, respectively. TA service sales grew 16% in the 2008 Quarter and can be primarily attributed to the higher installed base of customers. Geographically, sales growth for the 2008 Quarter was predominantly in the U.S., Europe and Asia.
Gross Profit
Gross profit for the 2008 Quarter was $216.3 million compared to $187.5 million for the 2007 Quarter, an increase of $28.8 million, or 15%, and is generally consistent with the increase in net sales. Gross profit as a percentage of sales increased to 58.2% in the 2008 Quarter from 56.7% in the 2007 Quarter. This increase is primarily due to lower manufacturing costs, favorable product mix and the comparative benefits of foreign currency translation.
Selling and Administrative Expenses
Selling and administrative expenses for the 2008 Quarter and the 2007 Quarter were $105.8 million and $93.9 million, respectively, an increase of 13%. The $11.9 million increase in total selling and administrative expenses is primarily due to annual merit increases across most divisions, headcount additions to support the increased sales volume and the comparative unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 28.5% for the 2008 Quarter compared to 28.4% for the 2007 Quarter. Management expects selling and administrative expenses to grow at a slightly lower rate for the remainder of 2008.
Research and Development Expenses
Research and development expenses were $19.8 million and $18.7 million for the 2008 Quarter and 2007 Quarter, respectively, an increase of $1.1 million, or 6%. The increase in research and development expenses is primarily due to annual merit increases, headcount additions and the comparative unfavorable impact of foreign currency translation.
Interest Expense
Interest expense was $11.2 million and $13.2 million for the 2008 Quarter and 2007 Quarter, respectively. The decrease in interest expense in the 2008 Quarter is primarily attributable to a decrease in average borrowing costs during the 2008 Quarter as average debt levels increased $58.0 million compared to the 2007 Quarter.

Interest Income
Interest income was $6.9 million and $6.4 million for the 2008 Quarter and 2007 Quarter, respectively. The increase in interest income is primarily due to higher invested cash and short-term investment balances during the 2008 Quarter.
Provision for Income Taxes
The Company’s effective tax rates for the 2008 Quarter and 2007 Quarter were 18.6% and 15.2%, respectively. The increase in the effective tax rate for the 2008 Quarter over that of the 2007 Quarter is primarily attributable to proportionately greater growth in net income in jurisdictions with comparatively high effective tax rates.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$68,475	$55,937

Depreciation and amortization	13,747	12,905

Stock-based compensation	7,453	6,938

Deferred income taxes	(2,325)	651

Change in accounts receivable	18,225	(3,215)

Change in inventories	(18,585)	(10,544)

Change in accounts payable and other current liabilities	(17,060)	(2,572)

Change in deferred revenue and customer advances	15,402	19,109

Other changes	10,596	3,478

Net cash provided by operating activities	95,928	82,687

Net cash provided by (used in) investing activities	23,411	(131,413)

Net cash used in financing activities	(16,333)	(81,707)

Effect of exchange rate changes on cash and cash equivalents	221	632

Increase (decrease) in cash and cash equivalents	$103,227	$(129,801)

Cash Flow from Operating Activities
Net cash provided by operating activities was $95.9 million and $82.7 million in the 2008 Quarter and 2007 Quarter, respectively. The $13.2 million increase in net cash provided from operating activities in the 2008 Quarter compared to the 2007 Quarter is attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•
The change in accounts receivable in the 2008 Quarter compared to the 2007 Quarter is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2008 Quarter as compared to the 2007 Quarter. The days-sales-outstanding (“DSO”) increased to 78 days at March 29, 2008 from 77 days at March 31, 2007. The effect of foreign currency added 4 days to the March 29, 2008 DSO.

•
The change in inventories in the 2008 Quarter and the 2007 Quarter is attributable to the increase in sales volume and the normal increase in inventory levels during the first quarter of the fiscal year.

•
The 2008 Quarter change in accounts payable and other current liabilities compared to the 2007 Quarter is primarily attributed to a $12.6 million one-time transition pension benefit payment into the Waters Employee Investment Plan during the 2008 Quarter associated with the September 2007 amendment to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan. In addition, other current liabilities decreased as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both the 2008 Quarter and 2007 Quarter was a result of the installed base of customers renewing annual service contracts.
Cash Used in Investing Activities
Net cash provided by investing activities totaled $23.4 million in the 2008 Quarter. Net cash used in investing activities totaled $131.4 million in the 2007 Quarter. Additions to fixed assets and capitalized software were $14.3 million in the 2008 Quarter and $12.8 million in the 2007 Quarter. Capital spending and software capitalization additions during the 2008 and 2007 Quarters were consistent with historical capital spending trends. Future capital spending may increase periodically in order to fund facility expansion to accommodate future sales growth. During the 2008 Quarter, the Company purchased $19.7 million of short-term investments while $57.5 million of short-term investments matured. During the 2007 Quarter, the Company purchased $119.3 million of short-term investments and no investments matured. In the 2007 Quarter, the Company received $0.7 million from the former shareholders of Environmental Resources Associates, Inc. in connection with the finalization of the purchase price in accordance with the purchase and sale agreement.
Cash Used in Financing Activities
During the 2008 Quarter and 2007 Quarter, the Company’s net debt borrowings increased by $45.1 million and decreased by $32.0 million, respectively.
     In March 2008, the Company entered into the 2008 Credit Agreement that provides for a $150 million term loan facility. The Company used the proceeds of the term loan to repay amounts outstanding under the revolving tranche of the Company’s existing credit agreement. In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both credit agreements mature on January 11, 2012 and require no scheduled prepayments before that date.
     The interest rates applicable to the 2008 and 2007 Credit Agreements are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 137.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2008 Credit Agreement contains provisions which are similar in nature to those in the 2007 Credit Agreement.
     As of March 29, 2008, the Company had a total of $900.0 million borrowed under the 2008 and 2007 Credit Agreements and a total amount available to borrow of $348.5 million after outstanding letters of credit.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the three months ended March 29, 2008, the Company repurchased 1.3 million shares at a cost of $74.8 million under this program, leaving $259.1 million authorized for future repurchases. During the three months ended March 31, 2007, the Company repurchased 1.5 million shares at a cost of $81.5 million under the February 2007 program and a previously announced program.
     The Company received $12.5 million and $25.1 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plan in the 2008 Quarter and 2007 Quarter, respectively.
     The Company believes that the cash and cash equivalents balance of $700.6 million and the short-term investments balance of $58.0 million at the end of the 2008 Quarter and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.

Contractual Obligations and Commercial Commitments:
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company reviewed its contractual obligations and commercial commitments as of March 29, 2008 and determined that there were no material changes from the ones set forth in the Form 10-K, with the exception of the changes related to the 2008 Credit Agreement and the use of the proceeds to pay down existing borrowings under the revolving facility of the 2007 Credit Agreement. The maturity date of the new credit agreement is January 11, 2012. See Note 4, Debt, in the Condensed Notes to Consolidated Financial Statements for additional information.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
     During fiscal year 2008, the Company expects to contribute approximately $3.5 million to $7.0 million to the Company’s defined benefit pension plans. No payments were made in the 2008 Quarter.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2008 Quarter. The Company did not make any changes in those policies during the 2008 Quarter.
New Accounting Pronouncements
Refer to Note 11, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact of changes in accounting principles and practices or tax rates; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report and under the heading “Risk Factors” under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007. The forward-looking statements included in this quarterly report represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s market risk during the three months ended March 29, 2008. For additional information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.
Item 4:  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:  Other Information
Item 1:  Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended March 29, 2008 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.
Item 1A:  Risk Factors
Please read “Risk factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2007, some of which are updated below. These risks are not the only ones facing the Company.

Please also see “Special Note Regarding Forward Looking Statements” on page 20. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
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
     Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% of the Company’s net sales in 2007 were to worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. There has been no material change in this percentage of net sales to these industries in the first three months of 2008. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
Risk of Disruption
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various other locations as a result of acquisitions in 2006 and 2007. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.
Foreign Operations and Exchange Rates
Approximately 70% and 69% of the Company’s net sales in the first three months of 2008 and 2007, respectively, were outside the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
     Additionally, the U.S. dollar value of the Company’s net sales and cost of sales varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations or financial condition.
Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. There has been no change in key management employees in the first three months of 2008. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights grated there under will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company by third-party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. The Company’s patents, including those licensed from others, expire on various dates. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first three months of 2008. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial condition.
Reliance on Customer Demand
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital expenditures of the Company’s customers; changes in government regulations; funding available to academic and government institutions; general economic conditions and the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above.
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
Reliance on Outside Manufacturers
Certain components or modules of the Company’s LC and MS instruments are manufactured by long-standing outside contractors. In April 2006, the Company transitioned the manufacturing of the Alliance® HPLC instrument system to a company in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.
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
Levels of Debt and Debt Service Requirements
The Company had approximately $929.3 million in debt and $758.5 million in cash, cash equivalents and short-term investments as of March 29, 2008. As of March 29, 2008, the Company also has the ability to borrow an additional $348.5 million from its existing credit facilities. Most of the Company’s debt is in the U.S.. While there is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs, a majority of the Company’s cash is maintained and generated from foreign operations. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended March 29, 2008 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
January 1 to 26, 2008	454	$56.34	454	$308,368
January 27 to February 23, 2008	845	58.29	845	259,113
February 24 to March 29, 2008	—	—	—	259,113

Total	1,299	57.61	1,299	259,113

(1)
The Company purchased 1.3 million shares of its outstanding common stock in the 2008 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.

Item 3:  Defaults Upon Senior Securities
Not Applicable
Item 4:  Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5:  Other Information
Not Applicable
Item 6:  Exhibits

Exhibit
Number	Description of Document
10.59	Term Credit Agreement, dated March 25, 2008 among Waters Corporation, JPMorgan Chase Bank, N.A. and other Lenders party thereto.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell

John Ornell
Vice President, Finance and
Administration and Chief Financial Officer
Date: May 2, 2008