Form 10-Q
period 2008-06-28
WATERS CORP /DE/
filed 2008-08-01
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of July 25, 2008: 98,984,944

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	June 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$830,681	$597,333
Short-term investments	—	95,681
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,565 and $9,634 at June 28, 2008 and December 31, 2007, respectively	304,790	317,792
Inventories	206,873	175,888
Other current assets	47,957	50,368

Total current assets	1,390,301	1,237,062
Property, plant and equipment, net	165,929	160,856
Intangible assets, net	153,891	141,759
Goodwill	273,814	272,626
Other assets	80,423	68,752

Total assets	$2,064,358	$1,881,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$334,020	$384,176
Accounts payable	58,330	47,451
Accrued employee compensation	34,356	58,771
Deferred revenue and customer advances	109,865	87,348
Accrued income taxes	10,419	994
Accrued warranty	13,560	13,119
Other current liabilities	60,319	66,575

Total current liabilities	620,869	658,434
Long-term liabilities:
Long-term debt	650,000	500,000
Long-term portion of retirement benefits	52,596	52,353
Long-term income tax liability	72,799	70,079
Other long-term liabilities	17,477	14,113

Total long-term liabilities	792,872	636,545

Total liabilities	1,413,741	1,294,979

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 28, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 147,601 and 147,061 shares issued, 98,934 and 100,975 shares outstanding at June 28, 2008 and December 31, 2007, respectively	1,476	1,471
Additional paid-in capital	729,827	691,746
Retained earnings	1,742,547	1,590,924
Treasury stock, at cost, 48,667 and 46,086 shares at June 28, 2008 and December 31, 2007, respectively	(1,918,633)	(1,764,297)
Accumulated other comprehensive income	95,400	66,232

Total stockholders’ equity	650,617	586,076

Total liabilities and stockholders’ equity	$2,064,358	$1,881,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	June 28, 2008	June 30, 2007
Product sales	$287,121	$258,641
Service sales	111,650	93,989

Total net sales	398,771	352,630

Cost of product sales	121,256	104,326
Cost of service sales	53,976	47,893

Total cost of sales	175,232	152,219

Gross profit	223,539	200,411

Selling and administrative expenses	111,935	102,223

Research and development expenses	22,228	19,115

Purchased intangibles amortization	2,352	2,133

Operating income	87,024	76,940

Interest expense	(9,807)	(13,335)

Interest income	4,952	6,939

Income from operations before income taxes	82,169	70,544

Provision for income tax (benefit) expense	(979)	10,635

Net income	$83,148	$59,909

Net income per basic common share	$0.83	$0.60

Weighted-average number of basic common shares	99,586	100,327

Net income per diluted common share	$0.82	$0.59

Weighted-average number of diluted common shares and equivalents	101,035	102,130
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Product sales	$557,586	$500,704
Service sales	212,897	182,703

Total net sales	770,483	683,407

Cost of product sales	227,596	203,237
Cost of service sales	103,087	92,214

Total cost of sales	330,683	295,451

Gross profit	439,800	387,956

Selling and administrative expenses	217,772	196,130

Research and development expenses	42,014	37,837

Purchased intangibles amortization	4,624	4,258

Operating income	175,390	149,731

Interest expense	(20,964)	(26,523)

Interest income	11,865	13,292

Income from operations before income taxes	166,291	136,500

Provision for income taxes	14,668	20,654

Net income	$151,623	$115,846

Net income per basic common share	$1.52	$1.15

Weighted-average number of basic common shares	99,981	100,880

Net income per diluted common share	$1.49	$1.13

Weighted-average number of diluted common shares and equivalents	101,531	102,702
The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$151,623	$115,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	890	806
Provisions on inventory	5,466	3,351
Stock-based compensation	15,509	13,796
Deferred income taxes	(13,373)	(1,312)
Depreciation	15,611	13,227
Amortization of intangibles	23,176	12,774
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	22,164	5,136
Increase in inventories	(33,684)	(11,257)
Decrease in other current assets	2,909	1,387
Increase in other assets	(3,085)	(5,494)
(Decrease) increase in accounts payable and other current liabilities	(10,275)	8,825
Increase in deferred revenue and customer advances	19,761	20,965
Increase in other liabilities	6,596	8,659

Net cash provided by operating activities	203,288	186,709
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(32,574)	(27,307)
Investment in unaffiliated company	—	(3,500)
Purchase of short-term investments	(19,738)	(244,063)
Maturity of short-term investments	115,419	69,854
Cash received from escrow related to business acquisition	—	724

Net cash provided by (used in) investing activities	63,107	(204,292)
Cash flows from financing activities:
Proceeds from debt issuances	389,904	1,045,040
Payments on debt	(290,060)	(1,059,083)
Payments of debt issuance costs	(501)	(1,081)
Proceeds from stock plans	16,247	32,225
Purchase of treasury shares	(154,336)	(156,499)
Excess tax benefit related to stock option plans	6,168	9,559
(Payments) proceeds of debt swaps and other derivatives contracts	(483)	401

Net cash used in financing activities	(33,061)	(129,438)
Effect of exchange rate changes on cash and cash equivalents	14	2,950

Increase (decrease) in cash and cash equivalents	233,348	(144,071)
Cash and cash equivalents at beginning of period	597,333	514,166

Cash and cash equivalents at end of period	$830,681	$370,095

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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2008 and 2007 ended on June 28, 2008 and June 30, 2007, respectively.
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
Short-term Investments
Short-term investments primarily represent highly liquid investments, with original maturities generally greater than 90 days, in commercial paper rated A1 or A1+ by Standard & Poor’s and P1 by Moody’s Investors Service; bank deposits; repurchase agreements; U.S. Government Agency Debt and AAA rated money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in market value. The cost of the short-term investments approximates fair value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fair Value Measurements
Fair values of cash, accounts receivable, accounts payable and debt approximate cost.
     Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows. Relative to SFAS No. 157, the FASB issued Financial Statement of Position (“FSP”) Nos. 157-1 and 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As is permitted by FSP No. 157-2, the Company has elected to defer implementation of this standard as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The Company is in the process of evaluating whether the adoption of FSP No. 157-2 will have a material effect on its financial position, results of operations or cash flows.
     SFAS No. 157 establishes a three-level value hierarchy for disclosure of fair-value measurements. The valuation hierarchy is based on the transparency of the inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – Unobservable inputs (e.g. a reporting entity’s own data).
     In accordance with methodology prescribed by SFAS No. 157, the Company has measured and disclosed the fair value of the following financial instrument assets and liabilities as of June 28, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	June 28, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$680,997	$—	$680,997	$—
Waters Retirement Restoration Plan assets	18,336	—	18,336	—
Foreign currency exchange contract agreements	436	—	436	—

Total	$699,769	$—	$699,769	$—

Liabilities:
Interest rate swap agreements	2,338	—	2,338	—

Total	$2,338	$—	$2,338	$—

     The fair values of the Company’s cash equivalents, plan assets and derivative instruments are determined through market, observable and corroborated sources.
Stockholders’ Equity
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the six months ended June 28, 2008 and June 30, 2007, the Company repurchased 2.5 million and 2.1 million shares at a cost of $152.4 million and $122.0 million,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
respectively, under this program. As of June 28, 2008, the Company repurchased an aggregate of 5.3 million shares for an aggregate of $318.5 million under this program.
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
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At June 28, 2008 and December 31, 2007, the Company held forward foreign exchange contracts with notional amounts totaling approximately $112.7 million and $101.4 million, respectively.
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
June 28, 2008	$13,119	$6,460	$(6,019)	$13,560
June 30, 2007	$12,619	$5,514	$(5,814)	$12,319
2 Out-of-Period Adjustments
During the second quarter of 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily relate to (i) an overstatement of the Company’s income tax expense of $16.3 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $8.7 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $8.7 million; reducing gross profit and income from operations before income tax by $8.7 million; reducing the provision for income taxes by $16.3 million and increasing net income by $7.6 million. For the three months ended June 28, 2008, the errors had the effect of reducing the Company’s effective tax rate by 18.1 percentage points, resulting in an income tax benefit of 1.2%. For the six months ended June 28, 2008, the errors had the effect of reducing the Company’s effective tax rate by 8.9 percentage points, resulting in an income tax rate of 8.8%. In addition, the out-of-period adjustments increased the gross carrying value of capitalized software by $45.9 million; increased accumulated amortization for capitalized software by $35.5 million; reduced deferred tax liabilities by $14.4 million and increased accumulated other comprehensive income by $17.2 million.
     The Company does not believe that the prior period errors, individually or in the aggregate, are material to any previously issued annual or quarterly financial statements. In addition, the Company does not believe that the adjustments described above to correct the cumulative effect of the errors in the three months ended June 28, 2008 are material to the three months ended June 28, 2008 or to the estimate of the full year results for 2008. As a result, the Company has not restated its previously issued annual financial statements or interim financial data.
3 Inventories
Inventories are classified as follows (in thousands):

	June 28, 2008	December 31, 2007
Raw materials	$62,938	$51,426
Work in progress	16,450	16,970
Finished goods	127,485	107,492

Total inventories	$206,873	$175,888

4 Goodwill and Other Intangibles
The carrying amount of goodwill was $273.8 million and $272.6 million at June 28, 2008 and December 31, 2007, respectively. Currency translation adjustments increased goodwill approximately $1.2 million.
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	June 28, 2008			December 31, 2007
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$113,006	$48,754	10 years	$111,207	$43,180	10 years
Capitalized software	190,216	116,029	4 years	133,215	74,298	4 years
Licenses	10,635	7,516	9 years	10,522	7,011	9 years
Patents and other intangibles	21,414	9,081	8 years	19,182	7,878	8 years

Total	$335,271	$181,380	7 years	$274,126	$132,367	7 years

     The gross carrying value of capitalized software and related accumulated amortization increased by $45.9 million and $35.5 million, respectively, during the six months ended June 28, 2008 primarily as a result of an out-of-period adjustment (Note 2). The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by approximately $1.8 million and $0.7 million, respectively, in the six months ended June 28, 2008 due to the effect of foreign currency translation.
     For the three months ended June 28, 2008 and June 30, 2007, amortization expense for intangible assets was $16.6 million and $6.5 million, respectively. For the six months ended June 28, 2008 and June 30, 2007, amortization expense for intangible assets was $23.2 million and $12.8 million, respectively. Included in amortization expense for both the three and six months ended June 28, 2008 is an $8.7 million out-of-period

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $31.0 million for each of the next five years.
5 Debt
In March 2008, the Company entered into a new credit agreement (the “2008 Credit Agreement”) that provides for a $150 million term loan facility. In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both credit agreements mature on January 11, 2012 and require no scheduled prepayments before that date. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date.
     The interest rates applicable to the 2008 and 2007 Credit Agreements are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 137.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2008 and 2007 Credit Agreements require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2008 and 2007 Credit Agreements include negative covenants that are customary for investment grade credit facilities. The 2008 and 2007 Credit Agreements also contain certain customary representations and warranties, affirmative covenants and events of default.
     As of June 28, 2008 and December 31, 2007, the Company had a total of $950.0 million and $865.0 million borrowed under the 2008 and 2007 Credit Agreements and a total amount available to borrow of $298.5 million and $233.2 million, respectively, after outstanding letters of credit. At June 28, 2008, $650.0 million of the total debt was classified as long-term debt and $300.0 million classified as short-term debt in the consolidated balance sheet. At December 31, 2007, $500.0 million of the total debt was classified as long-term debt and $365.0 million classified as short-term debt in the consolidated balance sheet. The weighted-average interest rates applicable to these borrowings were 3.20% and 5.67% at June 28, 2008 and December 31, 2007, respectively.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $100.1 million and $98.5 million at June 28, 2008 and December 31, 2007, respectively. At June 28, 2008 and December 31, 2007, the related short-term borrowings were $34.0 million at a weighted-average interest rate of 4.47% and $19.2 million at a weighted average interest rate of 3.30%, respectively.
6 Income Taxes
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
     The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended June 28, 2008 (in thousands):

Balance as of December 31, 2007	$68,463
Additions for tax positions of the current year	2,111

Balance as of June 28, 2008	$70,574

     For the three months ended June 28, 2008 and June 30, 2007, the Company recorded increases of $1.0 million and $1.2 million, respectively, in unrecognized tax benefits via the income tax provision. For the six months ended June

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
28, 2008 and June 30, 2007, the Company recorded increases of $2.1 million and $2.5 million, respectively, in unrecognized tax benefits via the income tax provision. If all of the Company’s unrecognized tax benefits accrued as of June 28, 2008 were to become recognizable in the future, the Company would record a total reduction of $69.1 million in the income tax provision. As of June 28, 2008, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months.
     The Company’s accounting policy is to record estimated interest and penalties related to the potential underpayment of income taxes, net of related tax effects, as a component of the income tax provision. For the three months ended June 28, 2008 and June 30, 2007, the Company included $0.3 million and $0.2 million, respectively, of interest expense, net of related tax benefits in the income tax provision. For the six months ended June 28, 2008 and June 30, 2007, the Company included $0.6 million and $0.5 million, respectively, of interest expense, net of related tax benefits in the income tax provision. The Company has recorded no tax penalty expense in the income tax provision for the three and six months ended June 28, 2008 and three and six months ended June 30, 2007. As of June 28, 2008 and December 31, 2007, the Company had accrued $4.6 million and $4.0 million of such estimated interest expense, net of related tax benefits, respectively. As of both June 28, 2008 and December 31, 2007, the Company had no accrued income tax penalties.
     The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting for that period of time. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of June 28, 2008, however, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
     The Company’s effective tax rates for the three months ended June 28, 2008 and June 30, 2007 were an income tax benefit of 1.2%, or $1.0 million, and an income tax provision of 15.1%, or $10.6 million, respectively. Included in the $1.0 million income tax benefit for the three months ended June 28, 2008 is a $16.3 million benefit resulting from the out-of-period adjustments as described in Note 2. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 18.1 percentage points for the three months ended June 28, 2008. The remaining increase in the effective tax rate for the three months ended June 28, 2008 is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively high effective tax rates.
     The Company’s effective tax rates for the six months ended June 28, 2008 and June 30, 2007 were 8.8%, or $14.7 million, and 15.1%, or $20.7 million, respectively. Included in the $14.7 million income tax provision for the six months ended June 28, 2008 is a $16.3 million benefit resulting from the out-of-period adjustments as described in Note 2. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 8.9 percentage points for the six months ended June 28, 2008. The remaining increase in the effective tax rate for the six months ended June 28, 2008 is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively high effective tax rates.
7 Stock-Based Compensation
The Company maintains various shareholder-approved stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units).
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The consolidated statements of operations for the three and six months ended June 28, 2008 and June 30, 2007 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Cost of sales	$631	$775	$1,538	$1,690
Selling and administrative	6,100	5,140	11,639	10,163
Research and development	1,325	943	2,332	1,943

Total stock-based compensation	$8,056	$6,858	$15,509	$13,796

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended June 28, 2008 and June 30, 2007 are as follows:

	June 28,	June 30,
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2008	2007
Options issued in thousands	28	47
Risk-free interest rate	3.8%	4.5%
Expected life in years	6.0	6.0
Expected volatility	.291	.280
Expected dividends	—	—

	June 28,	June 30,
Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2008	2007
Exercise price	$ 76.75	$ 48.88
Fair value	$ 28.25	$ 18.19
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2007	7,097	$19.50 to $80.97	$43.93
Granted	28	$76.75	$76.75
Exercised	(391)	$19.69 to $72.06	$37.17
Canceled	(15)	$32.12 to $47.12	$48.48

Outstanding at June 28, 2008	6,719	$19.50 to $80.97	$44.45

Restricted Stock
During the six months ended June 28, 2008, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $76.75. The restrictions on these shares lapse at the end of a three-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended June 28, 2008 (in thousands, except for per share amounts):

		Weighted-
	Shares	Average Price
Unvested at December 31, 2007	489	$48.44
Granted	241	$60.37
Vested	(117)	$47.22
Forfeited	(10)	$49.33

Unvested at June 28, 2008	603	$53.43

     Restricted stock units are generally issued annually in February and vest in equal annual installments over a five year period.
8 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 28, 2008
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$83,148	99,586	$0.83

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,424
Exercised and cancellations		25

Net income per diluted common share	$83,148	101,035	$0.82

	Three Months Ended June 30, 2007
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$59,909	100,327	$0.60

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,765
Exercised and cancellations		38

Net income per diluted common share	$59,909	102,130	$0.59

	Six Months Ended June 28, 2008
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$151,623	99,981	$1.52

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,463
Exercised and cancellations		87

Net income per diluted common share	$151,623	101,531	$1.49

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2007
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$115,846	100,880	$1.15

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,694
Exercised and cancellations		128

Net income per diluted common share	$115,846	102,702	$1.13

     For both the three and six months ended June 28, 2008, the Company had 1.3 million stock option securities that were antidilutive due to having higher exercise prices than the average price during the period. For both the three and six months ended June 30, 2007, the Company had 1.1 million stock option securities that were antidilutive due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
9 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$83,148	$59,909	$151,623	$115,846
Foreign currency translation	14,560	5,241	29,621	8,364
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	1,913	(2,928)	(612)	(4,758)
Income tax (expense) benefit	(670)	1,025	214	1,665

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	1,243	(1,903)	(398)	(3,093)

Net foreign currency adjustments	15,803	3,338	29,223	5,271
Unrealized losses on investments before income taxes	(110)	(482)	(84)	(325)
Income tax benefit	38	169	29	114

Unrealized losses on investments, net of tax	(72)	(313)	(55)	(211)

Other comprehensive income	15,731	3,025	29,168	5,060

Comprehensive income	$98,879	$62,934	$180,791	$120,906

10 Retirement Plans
The Company sponsors various retirement plans. In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment gain of $0.5 million in the third quarter of 2007. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company reduced the projected benefit obligation liability by $6.7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service. The Company’s Board of Directors also approved a $12.6 million payment that was contributed to the Waters Employee Investment Plan, a 401(k) defined contribution plan for U.S. employees, in the first quarter of 2008. In addition, effective January 1, 2008, the Company’s Board of Directors increased the employer matching contribution in the Waters Employee Investment Plan to 100% for contributions up to 6% of eligible pay, an increase of 3%, and eliminated the one-year service requirement to be eligible for matching contributions. For the six months ended June 28, 2008 and June 30, 2007, the Company’s matching contribution into the Waters Employee Investment Plan amounted to $5.3 million and $2.1 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The summary of the components of net periodic pension costs for the plans for the three and six months ended June 28, 2008 and June 30, 2007 is as follows (in thousands):

	Three Months Ended
	June 28, 2008			June 30, 2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$31	$53	$374	$1,941	$64	$290
Interest cost	1,481	83	227	1,301	69	196
Expected return on plan assets	(1,528)	(39)	(114)	(1,333)	(30)	(97)
Net amortization:
Prior service costs	38	(14)	—	(22)	(14)	—
Net actuarial loss	33	—	(7)	202	—	5

Net periodic pension cost	$55	$83	$480	$2,089	$89	$394

	Six Months Ended
	June 28, 2008			June 30, 2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$62	$106	$748	$3,882	$128	$580
Interest cost	2,962	166	454	2,602	138	392
Expected return on plan assets	(3,056)	(78)	(228)	(2,666)	(60)	(194)
Net amortization:
Prior service costs	76	(28)	—	(44)	(28)	—
Net actuarial loss	66	—	(14)	404	—	10

Net periodic pension cost	$110	$166	$960	$4,178	$178	$788

     For the three and six months ended June 28, 2008, the Company contributed approximately $0.7 million to the U.S. Pension Plans. For the three and six months ended June 30, 2007, the Company made no contributions to the U.S. Pension Plans. During fiscal year 2008, the Company expects to contribute approximately $3.5 million to $7.0 million to the defined benefit plans.
11 Business Segment Information
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Net sales for the Company’s products and services are as follows for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Product net sales
Waters instrument systems	$195,422	$180,181	$376,773	$342,490
Chemistry	63,275	53,607	122,539	107,822
TA instrument systems	28,424	24,853	58,274	50,392

Total product net sales	287,121	258,641	557,586	500,704

Service net sales
Waters service	102,032	87,026	196,065	169,498
TA service	9,618	6,963	16,832	13,205

Total service net sales	111,650	93,989	212,897	182,703

Total net sales	$398,771	$352,630	$770,483	$683,407

12 Recent Accounting Standards Changes and Developments
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $398.8 million and $352.6 million for the three months ended June 28, 2008 (the “2008 Quarter”) and June 30, 2007 (the “2007 Quarter”), respectively. The Company’s sales were $770.5 million and $683.4 million for the six months ended June 28, 2008 (the “2008 Period”) and June 30, 2007 (the “2007 Period”), respectively. Sales grew 13% in both the 2008 Quarter and the 2008 Period. Overall, the sales growth achieved in the 2008 Quarter and 2008 Period were impacted by the increase in demand for the Company’s products in Asia (including Japan), continued expansion of the Company’s industrial businesses and the effect of foreign currency translation which benefited both the 2008 Quarter and 2008 Period sales growth rates by 6%.
     During the 2008 Quarter, U.S. sales increased 6%, European sales increased 17%, Asian sales increased 18% and sales in the rest of the world increased 9%. During the 2008 Period, U.S. sales increased 8%, European sales increased 13%, Asian sales increased 18% and sales in the rest of the world increased 14%. The effect of foreign currency translation benefited sales growth rates in the 2008 Quarter by 14% in Europe, 6% in Asia and 1% in the rest of the world. The effect of foreign currency translation benefited sales growth rates in the 2008 Period by 13% in Europe, 6% in Asia and 6% in the rest of the world.
     In the 2008 Quarter and 2008 Period, global sales to pharmaceutical customers grew 4% and 7%, respectively. Global sales to government and academic customers were up 21% in the 2008 Quarter and 14% in the 2008 Period. Global sales to industrial and food safety customers grew 28% in the 2008 Quarter and 23% in the 2008 Period. Sales growth for the TA Division (“TA”) grew 20% for the 2008 Quarter and 18% in the 2008 Period. TA’s sales growth in the 2008 Quarter and 2008 Period can be primarily attributed to new product introductions, the effect of foreign currency translation which benefited sales by 5% in the 2008 Quarter and 4% in the 2008 Period and, to a lesser extent, the August 2007 acquisition of Calorimetry Sciences Corporation (“CSC”) which added 3% to TA’s sales growth during the 2008 Quarter and 2% to TA’s sales growth during the 2008 Period.
     The Waters Division sales grew 12% in both the 2008 Quarter and in the 2008 Period. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales, Tandem Quadrupole MS system sales, shipments of new SynaptTM HDMSTM systems and recurring sales growth from the service and chemistry consumables businesses.
     During the 2008 Quarter, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily relate to (i) an overstatement of the Company’s income tax expense of $16.3 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $8.7 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment.
     The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $8.7 million; reducing gross profit and income from operations before income tax by $8.7 million; reducing the provision for income taxes by $16.3 million and increasing net income by $7.6 million. For the three months ended June 28, 2008, the errors had the effect of reducing the Company’s effective tax rate by 18.1 percentage points, resulting in an income tax benefit of 1.2%. For the six months ended June 28, 2008, the errors had the effect of reducing the Company’s effective tax rate by 8.9 percentage points, resulting in an income tax rate of 8.8%. In addition, the out-of-period adjustments increased the gross carrying value of capitalized software by $45.9 million; increased accumulated amortization for capitalized software by $35.5 million; reduced deferred tax liabilities by $14.4 million and increased accumulated other comprehensive income by $17.2 million.
     The Company does not believe that the prior period errors, individually or in the aggregate, are material to any previously issued annual or quarterly financial statements. In addition, the Company does not believe that the adjustments described above to correct the cumulative effect of the errors in the three months ended June 28, 2008 are material to the three months ended June 28, 2008 or to the estimate of the full year results for 2008. As a result, the Company has not restated its previously issued annual financial statements or interim financial data.
     Operating income was $87.0 million and $76.9 million in the 2008 Quarter and 2007 Quarter, respectively. The $10.1 million net increase in operating income in the 2008 Quarter is primarily a result of the benefit from the increase in sales volume and the effect of favorable foreign currency translation, offset by the $8.7 million impact of the out-of-period adjustment related to capitalized software amortization. Operating income was $175.4 million and $149.7 million in the 2008 Period and 2007 Period, respectively. The $25.7 million net increase in operating income in the 2008 Period is primarily a result of the benefit from the increase in sales volume and the effect of favorable foreign currency translation, offset to a lesser extent by the $8.7 million impact of the out-of-period adjustment related to capitalized software amortization.
     Net income per diluted share was $0.82 and $0.59 in the 2008 Quarter and 2007 Quarter, respectively. Net income per diluted share was $1.49 and $1.13 in the 2008 Period and 2007 Period, respectively. Net income per diluted share grew at a rate of 39% in the 2008 Quarter over the 2007 Quarter and 32% in the 2008 Period over the 2007 Period.
     Net cash provided by operating activities was $203.3 million and $186.7 million in the 2008 Period and 2007 Period, respectively. The $16.6 million increase is primarily a result of higher net income and the improved cash collections from customers partially offset by a higher level of inventory on hand and the $12.6 million one-time transition pension benefit payment into the Waters Employee Investment Plan (a 401(k) defined contribution plan for U.S. employees) associated with the September 2007 amendment to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (defined benefit plans for U.S. employees). Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $32.6 million and $27.3 million in the 2008 Period and 2007 Period, respectively. Within cash flows used in financing activities, the Company entered into a new $150 million term loan credit agreement facility (the “2008 Credit Agreement”) in March 2008. The 2008 Credit Agreement matures on January 11, 2012 and requires no scheduled prepayments before that date. The Company used the proceeds of the term loan to repay amounts outstanding under the revolving tranche of the Company’s existing credit agreement. The Company also repurchased $152.4 million and $156.5 million of the Company’s outstanding common stock in the 2008 Period and 2007 Period, respectively. In addition, the Company received $16.2 million and $32.2 million of proceeds from stock plans in the 2008 Period and 2007 Period, respectively.
Results of Operations
Net Sales
Net sales for the 2008 Quarter and the 2007 Quarter were $398.8 million and $352.6 million, respectively, an increase of 13%. Net sales for the 2008 Period and the 2007 Period were $770.5 million and $683.4 million, respectively, an increase of 13%. Foreign currency translation benefited both the 2008 Quarter and 2008 Period sales growth rates by 6%. Product sales were $287.1 million and $258.6 million for the 2008 Quarter and the 2007 Quarter, respectively, an increase of 11%. Product sales were $557.6 million and $500.7 million for the 2008 Period and the 2007 Period, respectively, an increase of 11%. The increase in product sales for both the 2008 Quarter and 2008 Period was primarily due to the overall positive growth in Waters and TA instrument systems and chemistry consumables. Service sales were $111.7 million and $94.0 million in the 2008 Quarter and the 2007 Quarter, respectively, an increase of 19%. Service sales were $212.9 million and $182.7 million in the 2008 Period and the 2007 Period, respectively, an increase of 17%. The increase in service sales for both the 2008 Quarter and 2008 Period was primarily attributable to increased sales of service plans and billings to a higher installed base of customers.
Waters Division Net Sales
The Waters Division net sales grew 12% in both the 2008 Quarter and 2008 Period. The effect of foreign currency translation benefited the Waters Division across all product lines, resulting in a benefit to total sales growth of 6% in both the 2008 Quarter and 2008 Period. Chemistry consumables sales grew 18% in the 2008 Quarter and 14% in the 2008 Period. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology and sales of HPLC columns. Waters Division service sales grew 17% in the 2008 Quarter and 16% in the 2008 Period due primarily to increased sales of service plans and billings to the higher installed base of customers. Waters instrument system sales (LC and MS) grew 8% in the 2008 Quarter and 10% in the 2008 Period.

The increase in instrument systems sales during both the 2008 Quarter and 2008 Period is primarily attributable to higher sales of ACQUITY UPLC systems, higher Tandem Quadruple system sales and Synapt HDMS system sales. Waters Division sales by product mix were essentially unchanged in the 2008 Quarter and 2008 Period with instrument systems, chemistry and service representing approximately 54%, 18% and 28%, respectively. Geographically, Waters Division sales in the U.S., Europe and Asia strengthened approximately 5%, 16% and 18% in the 2008 Quarter and 7%, 12% and 18% in the 2008 Period, respectively. U.S. and Asia sales growth in the 2008 Quarter and 2008 Period was primarily due to higher demand from the Company’s industrial customers. Asia’s sales growth was primarily driven by increased sales in India and China and mitigated by a weakness in Japan sales. Sales in the rest of the world increased 8% in the 2008 Quarter and 14% in the 2008 Period and were driven primarily by increased sales in Latin America. The effects of foreign currency translation increased sales growth in Europe, Asia and in the rest of the world by 14%, 6% and 1% in the 2008 Quarter and 12%, 7% and 6% in the 2008 Period, respectively.
TA Division Net Sales
TA’s sales grew 20% in the 2008 Quarter and 18% in the 2008 Period primarily as a result of TA’s new product introductions and the effect of foreign currency translation which benefited the TA sales growth by approximately 5% in the 2008 Quarter and 4% in the 2008 Period. Instrument system sales grew 14% in the 2008 Quarter and 16% in the 2008 Period. Instrument system sales represented approximately 75% and 78% of sales in the 2008 Quarter and 2007 Quarter, respectively. Instrument system sales represented approximately 78% and 79% of sales in the 2008 Period and 2007 Period, respectively. TA service sales grew 38% in the 2008 Quarter and 27% in the 2008 Period and can be primarily attributed to the higher installed base of customers and new service sales to the customers of recently acquired companies. Geographically, sales growth for both the 2008 Quarter and 2008 Period were predominantly in the U.S., Europe and Asia. The August 2007 acquisition of CSC added 3% to TA’s sales growth for the 2008 Quarter and 2% to TA’s sales growth for the 2008 Period.
Gross Profit
Gross profit for the 2008 Quarter was $223.5 million compared to $200.4 million for the 2007 Quarter, an increase of $23.1 million, or 12%. Gross profit for the 2008 Period was $439.8 million compared to $388.0 million for the 2007 Period, an increase of $51.8 million, or 13%. The increase in gross profit for the 2008 Quarter and 2008 Period is generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 56.1% for the 2008 Quarter and increased to 57.1% for the 2008 Period compared to 56.8% for both the 2007 Quarter and 2007 Period. The 2008 Quarter decline and the 2008 Period increase in the gross profit percentage is primarily due to increased comparative benefits of foreign currency translation and, to a lesser extent, lower manufacturing costs, offset by the $8.7 million impact of the out-of-period adjustment related to capitalized software amortization.
Selling and Administrative Expenses
Selling and administrative expenses for the 2008 Quarter and the 2007 Quarter were $111.9 million and $102.2 million, respectively, an increase of 9%. The $9.7 million increase in total selling and administrative expenses is primarily due to annual merit increases across most divisions, headcount additions to support the increased sales volume and the comparative unfavorable impact of foreign currency translation. Selling and administrative expenses for the 2008 Period and the 2007 Period were $217.8 million and $196.1 million, respectively, an increase of 11%. The $21.7 million increase in total selling and administrative expenses is primarily due to annual merit increases across most divisions, headcount additions to support the increased sales volume and the comparative unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 28.1% for the 2008 Quarter and 28.3% for the 2008 Period compared to 29.0% for the 2007 Quarter and 28.7% for the 2007 Period. Management expects selling and administrative expenses to grow at a slightly lower rate for the remainder of 2008.
Research and Development Expenses
Research and development expenses were $22.2 million and $19.1 million for the 2008 Quarter and 2007 Quarter, respectively, an increase of $3.1 million, or 16%. Research and development expenses were $42.0 million and $37.8 million for the 2008 Period and 2007 Period, respectively, an increase of $4.2 million, or 11%. The increase in research and development expenses for both the 2008 Quarter and 2008 Period is primarily due to new product introduction costs, annual merit increases, headcount additions and the comparative unfavorable impact of foreign currency translation.

Interest Expense
Interest expense was $9.8 million and $13.3 million for the 2008 Quarter and 2007 Quarter, respectively. Interest expense was $21.0 million and $26.5 million for the 2008 Period and 2007 Period, respectively. The decrease in interest expense for both the 2008 Quarter and 2008 Period is primarily attributable to a decrease in average borrowing costs during the 2008 Quarter and 2008 Period even though debt levels were $94.6 million higher at June 28, 2008 compared to June 30, 2007.
Interest Income
Interest income was $5.0 million and $6.9 million for the 2008 Quarter and 2007 Quarter, respectively. Interest income was $11.9 million and $13.3 million for the 2008 Period and 2007 Period, respectively. The decrease in interest income is primarily due to lower yields on cash and short-term investment balances even though cash and short-term investment levels were $286.4 million higher at June 28, 2008 compared to June 30, 2007.
Provision for Income Taxes
The Company’s effective tax rates for the 2008 Quarter and 2007 Quarter were an income tax benefit of 1.2% and an income tax expense of 15.1%, respectively. The Company’s effective tax rates for the 2008 Period and 2007 Period were 8.8% and 15.1%, respectively. As described in the overview section, the 2008 Quarter and 2008 Period contain out-of-period adjustments to correct errors relating to capitalize software amortization and the income tax provision. The out-of-period adjustments reduced the Company’s effective tax rate by 18.1 percentage points and 8.9 percentage points for the 2008 Quarter and 2008 Period, respectively. The remaining increase in the effective tax rate for both the 2008 Quarter and 2008 Period is primarily attributable to proportionately greater growth in net income in jurisdictions with comparatively high effective tax rates.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 28, 2008	June 30, 2007
Net income	$151,623	$115,846

Depreciation and amortization	38,787	26,001

Stock-based compensation	15,509	13,796

Deferred income taxes	(13,373)	(1,312)
Change in accounts receivable	22,164	5,136

Change in inventories	(33,684)	(11,257)

Change in accounts payable and other current liabilities	(10,275)	8,825

Change in deferred revenue and customer advances	19,761	20,965

Other changes	12,776	8,709

Net cash provided by operating activities	203,288	186,709

Net cash provided by (used in) investing activities	63,107	(204,292)

Net cash used in financing activities	(33,061)	(129,438)

Effect of exchange rate changes on cash and cash equivalents	14	2,950

Increase (decrease) in cash and cash equivalents	$233,348	$(144,071)

Cash Flow from Operating Activities
Net cash provided by operating activities was $203.3 million and $186.7 million in the 2008 Period and 2007 Period, respectively. The $16.6 million increase in net cash provided from operating activities in the 2008 Period compared to the 2007 Period is attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•
The change in accounts receivable in the 2008 Period compared to the 2007 Period is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2008 Period as compared to the 2007 Period. The days-sales-outstanding (“DSO”) was 70 days at both June 28, 2008 and June 30, 2007. The effect of foreign currency added 3 days to the DSO at June 28, 2008.

•
The change in inventories in the 2008 Period and the 2007 Period is attributable to the increase in sales volume and an increase in ACQUITY and new mass spectrometry and TA products. The Company expects these inventory levels to come down during the second half of the year as sales of new products ramp up.

•
The 2008 Period change in accounts payable and other current liabilities compared to the 2007 Period is primarily attributed to a $12.6 million one-time transition pension benefit payment into the Waters Employee Investment Plan during the 2008 Period associated with the September 2007 amendment to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan. In addition, other current liabilities changed as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both the 2008 Period and 2007 Period was a result of the installed base of customers renewing annual service contracts.
Cash Used in Investing Activities
Net cash provided by investing activities totaled $63.1 million in the 2008 Period. Net cash used in investing activities totaled $204.3 million in the 2007 Period. Additions to fixed assets and capitalized software were $32.6 million in the 2008 Period and $27.3 million in the 2007 Period. Capital spending and software capitalization additions during the 2008 and 2007 Periods were consistent with historical capital spending trends. Future capital spending may increase periodically in order to fund facility expansion to accommodate future sales growth. During the 2008 Period, the Company purchased $19.7 million of short-term investments while $115.4 million of short-term investments matured. During the 2007 Period, the Company purchased $244.1 million of short-term investments while $69.9 million of short-term investments matured. In the 2007 Period, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $3.5 million in cash. The Company also received $0.7 million from the former shareholders of Environmental Resources Associates, Inc. in connection with the finalization of the purchase price in accordance with the purchase and sale agreement.
Cash Used in Financing Activities
During the 2008 Period and 2007 Period, the Company’s net debt borrowings increased by $99.8 million and decreased by $14.0 million, respectively.
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
     As of June 28, 2008, the Company had a total of $950.0 million borrowed under the 2008 and 2007 Credit Agreements that mature in 2012. The Company has classified $300.0 million of the total debt as short-term debt since it is the Company’s intention to repay this amount within the next twelve months. As of June 28, 2008, the total amount available to borrow under the 2007 and 2008 Credit Agreements was $298.5 million after outstanding letters of credit.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500.0 million of its outstanding common stock over a two-year period. During the 2008 Period, the Company repurchased 2.5 million shares at a cost of $152.4 million under this program, leaving $181.5 million authorized for future repurchases. During the 2007 Period, the Company repurchased 2.7 million shares at a cost of $156.5 million under the February 2007 program and a previously announced program.
     The Company received $16.2 million and $32.2 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plan in the 2008 Period and 2007 Period, respectively.
     The Company believes that the cash and cash equivalents balance of $830.7 million at the end of the 2008 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
The following is a summary of the Company’s contractual obligations as of June 28, 2008 (in thousands):

	Payments Due by Year
Contractual Obligations	Total	2008	2009	2010	2011	2012	2013	After 2013
Notes payable and debt(1)	$334,020	$334,020	$—	$—	$—	$—	$—	$—
Long-term debt(1)	650,000	—	—	—	—	650,000	—	—
Operating leases	86,198	12,452	20,506	16,653	12,569	9,580	5,267	9,171
Other long-term liabilities(2)	—	—	—	—	—	—	—	—

Total	$1,070,218	$346,472	$20,506	$16,653	$12,569	$659,580	$5,267	$9,171

(1)
The interest rates applicable to the 2008 & 2007 Credit Agreements are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 137.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. At current and long-term debt levels and interest rates consistent with those at June 28, 2008, the Company’s interest expense would be approximately $42.0 million annually, which is not disclosed in the above table.

(2)	Does not include normal purchases made in the ordinary course of business.
     A summary of the Company’s commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company reviewed its commercial commitments as of June 28, 2008 and determined that there were no material changes from the ones set forth in the Form 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
     During the 2008 Period, the Company contributed $0.7 million to the Company’s U.S. defined benefit plans. During fiscal year 2008, the Company expects to contribute a total of approximately $3.5 million to $7.0 million to the Company’s defined benefit plans.
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

Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2008 Period. The Company did not make any changes in those policies during the 2008 Period.
New Accounting Pronouncements
Refer to Note 12, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact of changes in accounting principles and practices or tax rates; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Such factors and others are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007. The forward-looking statements included in this quarterly report on Form 10-Q represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the Company’s market risk during the six months ended June 28, 2008. For information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended June 28, 2008 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.
Item 1A: Risk Factors
Please read “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2007, some of which are updated below. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 25. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Competition and the Analytical Instrument Market
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurances that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurances that the Company’s sales and marketing forces will compete successfully against its competitors in the future.
     Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% of the Company’s net sales in 2007 were to worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. There has been no material change in this percentage of net sales to these industries in the first six months of 2008. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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
Foreign Operations and Exchange Rates
Approximately 70% of the Company’s net sales in both the first six months of 2008 and 2007, respectively, were outside the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland, the United Kingdom and Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
     Additionally, the U.S. dollar value of the Company’s net sales, cost of sales and operating expenses varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect or benefit to the Company’s results of operations or financial condition.
Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. There has been no change in key management employees in the first six months of 2008. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights grated there under will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company by third-party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. The Company’s patents, including those licensed from others, expire on various dates. There has been no material change in the claims against the Company’s intellectual property rights or patents in the first six months of 2008. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations and financial condition.
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
Risk in Unexpected Shifts in Taxable Income between Tax Jurisdictions
The Company is subject to a range of income tax rates, from 0% to in excess of 35%, depending on specific tax jurisdictions around the world. The Company typically generates a substantial portion of its taxable income in the fourth quarter of each fiscal year. Shifts in actual taxable income from previous quarters’ projections due to factors, including, but not limited to, changes in volume and foreign currency translation rates, could have an adverse effect or benefit to the Company’s income tax expense and results of operations.
Levels of Debt and Debt Service Requirements
The Company had approximately $984.0 million in debt and $830.7 million in cash and cash equivalents as of June 28, 2008. As of June 28, 2008, the Company also has the ability to borrow an additional $298.5 million from its existing credit facilities. Most of the Company’s debt is in the U.S.. While there is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs, a majority of the Company’s cash is maintained and generated from foreign operations. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended June 28, 2008 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
March 30 to April 26, 2008	—	$—	—	$259,113
April 27 to May 24, 2008	845	62.36	845	206,419
May 25 to June 28, 2008	405	61.44	405	181,536

Total	1,250	62.06	1,250	181,536

(1)
The Company purchased 1.3 million shares of its outstanding common stock in the 2008 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.

Item 3:  Defaults Upon Senior Securities
Not Applicable
Item 4:  Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on May 14, 2008, at which the following matters were submitted to a vote of security holders: 1) the election of directors of the Company and 2) ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. As of March 20, 2008, the record date for the meeting, there were 100,075,626 shares of the Company’s common stock entitled to vote at the meeting. At the meeting, the holders of 90,589,036 shares were represented in person or by proxy, constituting a quorum. At that meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Against	Abstain
Election of Directors:

Joshua Bekenstein	74,549,946	16,039,090	—	—

Michael J. Berendt, Ph.D.	74,824,883	15,764,153	—	—

Douglas A. Berthiaume	74,188,184	16,400,852	—	—

Edward Conard	74,240,139	16,348,897	—	—

Laurie H. Glimcher, M.D.	75,420,679	15,168,357	—	—

Christopher A. Kuebler	75,488,488	15,100,548	—	—

William J. Miller	74,724,090	15,864,946	—	—

JoAnn A. Reed	75,538,832	15,050,204	—	—

Thomas P. Salice	74,224,229	16,364,807	—	—

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008	88,734,182	—	1,004,725	850,129
Proposals 1 and 2 are disclosed in detail in the Company’s definitive proxy statement as filed with the SEC on March 31, 2008.
Item 5:  Other Information
Not Applicable
Item 6:  Exhibits

Exhibit
Number		Description of Document

31.1		Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell John Ornell Vice President, Finance and Administration and Chief Financial Officer
Date: August 1, 2008