Form 10-Q
period 2008-09-27
WATERS CORP /DE/
filed 2008-10-31
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
(508) 478-2000
(Registrant’s telephone number, including area code)
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
Large accelerated filer  ☑     Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐     Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of October 24, 2008: 98,311,425

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	September 27, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$892,600	$597,333
Short-term investments	—	95,681
Accounts receivable, less allowances for doubtful accounts and sales returns of $9,018 and $9,634 at September 27, 2008 and December 31, 2007, respectively	289,271	317,792
Inventories	206,231	175,888
Other current assets	45,940	50,368

Total current assets	1,434,042	1,237,062
Property, plant and equipment, net	166,569	160,856
Intangible assets, net	148,716	141,759
Goodwill	272,077	272,626
Other assets	82,378	68,752

Total assets	$2,103,782	$1,881,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$377,488	$384,176
Accounts payable	55,011	47,451
Accrued employee compensation	45,507	58,771
Deferred revenue and customer advances	101,203	87,348
Accrued income taxes	14,663	994
Accrued warranty	11,706	13,119
Other current liabilities	60,620	66,575

Total current liabilities	666,198	658,434
Long-term liabilities:
Long-term debt	650,000	500,000
Long-term portion of retirement benefits	46,714	52,353
Long-term income tax liability	78,815	70,079
Other long-term liabilities	16,972	14,113

Total long-term liabilities	792,501	636,545

Total liabilities	1,458,699	1,294,979

Commitments and contingencies (Notes 6, 7 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 27, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 147,821 and 147,061 shares issued, 98,279 and 100,975 shares outstanding at September 27, 2008 and December 31, 2007, respectively	1,478	1,471
Additional paid-in capital	746,155	691,746
Retained earnings	1,814,050	1,590,924
Treasury stock, at cost, 49,542 and 46,086 shares at September 27, 2008 and December 31, 2007, respectively	(1,975,351)	(1,764,297)
Accumulated other comprehensive income	58,751	66,232

Total stockholders’ equity	645,083	586,076

Total liabilities and stockholders’ equity	$2,103,782	$1,881,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007
Product sales	$277,717	$258,469
Service sales	108,593	94,169

Total net sales	386,310	352,638

Cost of product sales	109,278	106,316
Cost of service sales	49,242	47,363

Total cost of sales	158,520	153,679

Gross profit	227,790	198,959

Selling and administrative expenses	107,463	105,577

Research and development expenses	19,946	21,974

Purchased intangibles amortization	2,349	2,176

Operating income	98,032	69,232

Interest expense	(10,570)	(14,783)

Interest income	6,028	8,061

Income from operations before income taxes	93,490	62,510

Provision for income tax expense	21,987	9,227

Net income	$71,503	$53,283

Net income per basic common share	$0.72	$0.53

Weighted-average number of basic common shares	98,891	99,821

Net income per diluted common share	$0.71	$0.52

Weighted-average number of diluted common shares and equivalents	100,566	101,712
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Product sales	$835,303	$759,173
Service sales	321,490	276,872

Total net sales	1,156,793	1,036,045

Cost of product sales	336,874	309,553
Cost of service sales	152,329	139,577

Total cost of sales	489,203	449,130

Gross profit	667,590	586,915

Selling and administrative expenses	325,235	301,707

Research and development expenses	61,960	59,811

Purchased intangibles amortization	6,973	6,434

Operating income	273,422	218,963

Interest expense	(31,534)	(41,306)

Interest income	17,893	21,353

Income from operations before income taxes	259,781	199,010

Provision for income taxes	36,655	29,881

Net income	$223,126	$169,129

Net income per basic common share	$2.24	$1.68

Weighted-average number of basic common shares	99,611	100,457

Net income per diluted common share	$2.21	$1.65

Weighted-average number of diluted common shares and equivalents	101,150	102,352
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$223,126	$169,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,671	825
Provisions on inventory	7,757	5,283
Stock-based compensation	23,181	20,902
Deferred income taxes	(14,313)	(2,199)
Depreciation	22,052	20,508
Amortization of intangibles	30,413	19,177
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	28,255	14,863
Increase in inventories	(42,506)	(22,473)
Decrease in other current assets	3,973	3,498
Increase in other assets	(2,275)	(12,283)
Increase in accounts payable and other current liabilities	459	37,359
Increase in deferred revenue and customer advances	14,135	10,759
Increase in other liabilities	9,102	1,545

Net cash provided by operating activities	306,030	266,893
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(49,078)	(45,023)
Business acquisitions, net of cash acquired	(2,982)	(7,105)
Investment in unaffiliated company	—	(3,532)
Purchase of short-term investments	(19,738)	(304,740)
Maturity of short-term investments	115,419	197,441
Cash received from escrow related to business acquisition	—	724

Net cash provided by (used in) investing activities	43,621	(162,235)
Cash flows from financing activities:
Proceeds from debt issuances	468,429	1,100,549
Payments on debt	(325,117)	(1,093,495)
Payments of debt issuance costs	(501)	(1,081)
Proceeds from stock plans	23,122	51,225
Purchase of treasury shares	(211,054)	(180,749)
Excess tax benefit related to stock option plans	7,787	18,656
Payments of debt swaps and other derivatives contracts	(3,706)	(2,310)

Net cash used in financing activities	(41,040)	(107,205)
Effect of exchange rate changes on cash and cash equivalents	(13,344)	7,547

Increase in cash and cash equivalents	295,267	5,000
Cash and cash equivalents at beginning of period	597,333	514,166

Cash and cash equivalents at end of period	$892,600	$519,166

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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2008 and 2007 ended on September 27, 2008 and September 29, 2007, respectively.
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
Short-term Investments
 Short-term investments primarily represent highly liquid investments, with original maturities generally greater than 90 days, in commercial paper rated A1 or A1+ by Standard & Poor’s and P1 by Moody’s Investors Service; bank deposits; repurchase agreements; U.S. Government Treasury and Agency Debt and AAA rated money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in market value. The cost of the short-term investments approximates fair value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements
 Fair values of cash, cash equivalents, accounts receivable, accounts payable and debt approximate cost.
     Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows. Relative to SFAS No. 157, the FASB issued Financial Statement of Position (“FSP”) Nos. 157-1, 157-2 and 157-3. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As is permitted by FSP No. 157-2, the Company has elected to defer implementation of this standard as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The Company is in the process of evaluating whether the adoption of FSP No. 157-2 will have a material effect on its financial position, results of operations or cash flows. FSP No. 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. As of September 27, 2008, the Company currently does not have any financial assets that are valued using inactive markets, and as such are not currently impacted by the issuance of this FSP.
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
     In accordance with methodology prescribed by SFAS No. 157, the Company has measured and disclosed the fair value of the following financial instrument assets and liabilities as of September 27, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	September 27, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$742,981	$—	$742,981	$—
Waters Retirement Restoration Plan assets	15,761	—	15,761	—
Foreign currency exchange contract agreements	59	—	59	—

Total	$758,801	$—	$758,801	$—

Liabilities:
Interest rate swap agreements	2,151	—	2,151	—

Total	$2,151	$—	$2,151	$—

     The fair values of the Company’s cash equivalents, plan assets and derivative instruments are determined through market, observable and corroborated sources.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stockholders’ Equity
 In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended September 27, 2008 and September 29, 2007, the Company repurchased 3.4 million and 2.5 million shares at a cost of $209 million and $146 million, respectively, under this program. As of September 27, 2008, the Company repurchased an aggregate of 6.2 million shares for an aggregate of $375 million under this program.
     In October 2005, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended March 31, 2007, the Company repurchased 0.6 million shares at a cost of $35 million under this program. As of March 31, 2007, the Company repurchased an aggregate of 11.9 million shares of its common stock under the October 2005 program for an aggregate of $500 million, effectively completing this program.
Hedge Transactions
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At September 27, 2008 and December 31, 2007, the Company held forward foreign exchange contracts with notional amounts totaling $114 million and $101 million, respectively.
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
September 27, 2008	$13,119	$7,376	$(8,789)	$11,706
September 29, 2007	$12,619	$8,866	$(8,744)	$12,741
2 Out-of-Period Adjustments
During the second quarter of 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily related to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment.
     The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $9 million; reducing gross profit and income from operations before income tax by $9 million; reducing the provision for income taxes by $16 million and increasing net income by $8 million. For the nine months ended September 27, 2008, the errors had the effect of reducing the Company’s effective tax rate by 5.6 percentage points. In addition, as of June 28, 2008, the out-of-period adjustments increased the gross carrying value of capitalized software by $46 million; increased accumulated amortization for capitalized software by $36 million; reduced deferred tax liabilities by $14 million and increased accumulated other comprehensive income by $17 million.
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
3 Inventories
Inventories are classified as follows (in thousands):

	September 27, 2008	December 31, 2007
Raw materials	$66,294	$51,426
Work in progress	17,274	16,970
Finished goods	122,663	107,492

Total inventories	$206,231	$175,888

4 Acquisitions
In July 2008, the Company acquired the net assets of VTI Corporation (“VTI”), a manufacturer of sorption analysis and thermogravimetric analysis instruments, for $3 million in cash. This acquisition was accounted for under the purchase method of accounting and the results of VTI have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $1 million of the purchase price to intangible assets comprised of a non-compete agreement and acquired technology. These intangible assets are being amortized over a weighted-average period of nine years. The excess purchase price of $2 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.
     In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures highly sensitive calorimeters, for $7 million in cash, including the assumption of $1 million of liabilities. This acquisition was accounted for under the purchase method of accounting and the results of operations of CSC have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $3 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements and acquired technology. These intangible assets are being amortized over a weighted-average period of nine years. The excess purchase price of $5 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.
     The pro forma effect of the CSC and VTI acquisitions are immaterial.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5 Goodwill and Other Intangibles
The carrying amount of goodwill was $272 million and $273 million at September 27, 2008 and December 31, 2007, respectively. The decrease is primarily due to currency translation adjustments of $3 million offset by the Company’s acquisition of VTI which increased goodwill by $2 million.
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	September 27, 2008			December 31, 2007
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$111,883	$49,956	10 years	$111,207	$43,180	10 years
Capitalized software	183,383	110,804	4 years	133,215	74,298	4 years
Licenses	9,902	7,319	9 years	10,522	7,011	9 years
Patents and other intangibles	21,164	9,537	8 years	19,182	7,878	8 years

Total	$326,332	$177,616	7 years	$274,126	$132,367	7 years

     The gross carrying value of capitalized software and related accumulated amortization increased by $46 million and $36 million, respectively, during the six months ended June 28, 2008 primarily as a result of an out-of-period adjustment (Note 2). The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $15 million and $9 million, respectively, in the nine months ended September 27, 2008 due to the effect of foreign currency translation.
     For the three months ended September 27, 2008 and September 29, 2007, amortization expense for intangible assets was $7 million and $6 million, respectively. For the nine months ended September 27, 2008 and September 29, 2007, amortization expense for intangible assets was $30 million and $19 million, respectively. Included in amortization expense for the nine months ended September 27, 2008 is a $9 million out-of-period adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $28 million for each of the next five years.
6 Debt
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of September 27, 2008 and December 31, 2007, the Company had a total of $990 million and $865 million borrowed under the 2008 and 2007 Credit Agreements and a total amount available to borrow of $258 million and $233 million, respectively, after outstanding letters of credit. At September 27, 2008, $650 million of the total debt was classified as long-term debt and $340 million classified as short-term debt in the consolidated balance sheet. At December 31, 2007, $500 million of the total debt was classified as long-term debt and $365 million classified as short-term debt in the consolidated balance sheet. The weighted-average interest rates applicable to these borrowings were 3.39% and 5.67% at September 27, 2008 and December 31, 2007, respectively.
     In October 2008, the Company utilized cash balances associated with the effective liquidation of certain foreign legal entities into the U.S. (Note 7) to voluntarily prepay the $150 million term loan under the 2008 Credit Agreement. There was no penalty for prepaying the term loan and the repayment of the term loan effectively terminated all lending arrangements under the 2008 Credit Agreement. In addition, the Company utilized these cash balances to voluntarily repay $340 million of revolving outstanding debt under the 2007 Credit Agreement. There were no penalties for prepaying this debt.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $98 million and $99 million at September 27, 2008 and December 31, 2007, respectively. At September 27, 2008 and December 31, 2007, the related short-term borrowings were $37 million at a weighted-average interest rate of 4.74% and $19 million at a weighted average interest rate of 3.30%, respectively.
7 Income Taxes
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
     The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 27, 2008 (in thousands):

Balance as of December 31, 2007	$68,463
Additions for tax positions of the current year	7,800

Balance as of September 27, 2008	$76,263

     For the three months ended September 27, 2008 and September 29, 2007, the Company recorded increases of $6 million and $1 million, respectively, in unrecognized tax benefits via the income tax provision. For the nine months ended September 27, 2008 and September 29, 2007, the Company recorded increases of $8 million and $4 million, respectively, in unrecognized tax benefits via the income tax provision. Included in the income tax provision for the three and nine months ended September 27, 2008 is an unrecorded tax benefit of $5 million that is associated with the reorganization of certain foreign entities in early October 2008. If all of the Company’s unrecognized tax benefits accrued as of September 27, 2008 were to become recognizable in the future, the Company would record a total reduction of approximately $75 million in the income tax provision. As of September 27, 2008, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months.
     The Company’s accounting policy is to record estimated interest and penalties related to the potential underpayment of income taxes, net of related tax effects, as a component of the income tax provision. For the three months ended September 27, 2008 and September 29, 2007, the Company included $0.3 million and $0.3 million, respectively, of interest expense, net of related tax benefits in the income tax provision. For the nine months ended September 27, 2008 and September 29, 2007, the Company included $1 million and $1 million, respectively, of interest expense, net of related tax benefits in the income tax provision. The Company has recorded no tax penalty expense in the income tax provision for the three and nine months ended September 27, 2008 and three and nine months ended September 29, 2007. As of September 27, 2008 and December 31, 2007, the Company had accrued $5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
million and $4 million of such estimated interest expense, net of related tax benefits, respectively. As of both September 27, 2008 and December 31, 2007, the Company had no accrued income tax penalties.
     The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting for that period of time. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of September 27, 2008, however, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
     The Company’s effective tax rates for the three months ended September 27, 2008 and September 29, 2007 were 23.5% and 14.8%, respectively. Included in the income tax provision for the three months ended September 27, 2008 is a $5 million tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 5.4 percentage points for the three months ended September 27, 2008. Included in the effective tax rate for the three months ended September 29, 2007 is a $4 million tax benefit associated with the one-time contribution into the Waters Employee Investment Plan, a 401(k) defined contribution plan for U.S. employees. This one-time benefit reduced the Company’s effective tax rate by 3.5 percentage points for the three months ended September 29, 2007.
     The Company’s effective tax rates for the nine months ended September 27, 2008 and September 29, 2007 were 14.1% and 15.0%, respectively. Included in the income tax provision for the nine months ended September 27, 2008 is a $5 million tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 2.0 percentage points for the nine months ended September 27, 2008. The income tax provision for the nine months ended September 27, 2008 also includes a $16 million benefit resulting from the out-of-period adjustments as described in Note 2. The tax benefit of the out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 5.6 percentage points for the nine months ended September 27, 2008. Included in the effective tax rate for the nine months ended September 29, 2007 is a $4 million tax benefit associated with the one-time contribution into the Waters Employee Investment Plan. This one-time benefit reduced the Company’s effective tax rate by 1.2 percentage points for the nine months ended September 29, 2007. The remaining increase in the effective tax rate for the nine months ended September 27, 2008 is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively high effective tax rates.
8 Stock-Based Compensation
The Company maintains various shareholder-approved stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards, such as restricted stock units.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The consolidated statements of operations for the three and nine months ended September 27, 2008 and September 29, 2007 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Cost of sales	$735	$795	$2,273	$2,485
Selling and administrative	5,762	5,173	17,401	15,336
Research and development	1,175	1,138	3,507	3,081

Total stock-based compensation	$7,672	$7,106	$23,181	$20,902

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 27, 2008 and September 29, 2007 are as follows:

	September 27,	September 29,
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2008	2007
Options issued in thousands	28	47
Risk-free interest rate	3.8%	4.5%
Expected life in years	6.0	6.0
Expected volatility	.291	.280
Expected dividends	—	—

	September 27,	September 29,
Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2008	2007
Exercise price	$76.75	$48.88
Fair value	$28.25	$18.19
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2007	7,097	$19.50 to $80.97	$43.93
Granted	28	$76.75	$76.75
Exercised	(595)	$19.69 to $72.06	$34.54
Canceled	(19)	$32.12 to $72.06	$48.19

Outstanding at September 27, 2008	6,511	$19.50 to $80.97	$44.92

Restricted Stock
During the nine months ended September 27, 2008, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $76.75. The restrictions on these shares lapse at the end of a three-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 27, 2008 (in thousands, except for per share amounts):

	Shares	Weighted- Average Price
Unvested at December 31, 2007	489	$48.44
Granted	241	$60.37
Vested	(118)	$47.46
Forfeited	(11)	$50.92

Unvested at September 27, 2008	601	$53.37

     Restricted stock units are generally issued annually in February and vest in equal annual installments over a five year period.
9 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 27, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$71,503	98,891	$0.72

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,628
Exercised and cancellations		47

Net income per diluted common share	$71,503	100,566	$0.71

	Three Months Ended September 29, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$53,283	99,821	$0.53

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,658
Exercised and cancellations		233

Net income per diluted common share	$53,283	101,712	$0.52

	Nine Months Ended September 27, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$223,126	99,611	$2.24

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,405
Exercised and cancellations		134

Net income per diluted common share	$223,126	101,150	$2.21

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 29, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$169,129	100,457	$1.68

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,514
Exercised and cancellations		381

Net income per diluted common share	$169,129	102,352	$1.65

     For both the three and nine months ended September 27, 2008, the Company had 1.3 million stock option securities that were antidilutive due to having higher exercise prices than the average price during the period. For both the three and nine months ended September 29, 2007, the Company had 1.1 million stock option securities that were antidilutive due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income	$71,503	$53,283	$223,126	$169,129
Foreign currency translation	(37,094)	12,801	(7,473)	21,165
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	798	(7,422)	186	(12,180)
Income tax (expense) benefit	(279)	2,598	(65)	4,263

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	519	(4,824)	121	(7,917)

Net foreign currency adjustments	(36,575)	7,977	(7,352)	13,248
Unrealized losses on investments before income taxes	(114)	(713)	(198)	(1,038)
Income tax benefit	40	249	69	363

Unrealized losses on investments, net of tax	(74)	(464)	(129)	(675)

Retirement liability adjustment, net of tax	—	5,220	—	5,220
Other comprehensive income	(36,649)	12,733	(7,481)	17,793

Comprehensive income	$34,854	$66,016	$215,645	$186,922

11 Retirement Plans
The Company sponsors various retirement plans. In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under both the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment gain of $1 million in the three months ended September 29, 2007. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company reduced the projected benefit obligation liability by $7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s Board of Directors also approved a $13 million payment that was contributed to the Waters Employee Investment Plan in the first quarter of 2008. The $13 million of expense was reduced by a curtailment gain of $1 million relating to various amendments to freeze the pay credit accrual, resulting in $12 million of expense recorded in the consolidated statements of operations in the three and nine months ended September 29, 2007 with $3 million of expense included in cost of sales, $7 million included in selling and administrative expenses and $2 million included in research and development expenses. In addition, effective January 1, 2008, the Company’s Board of Directors increased the employer matching contribution in the Waters Employee Investment Plan to 100% for contributions up to 6% of eligible pay, an increase of 3%, and eliminated the one-year service requirement to be eligible for matching contributions. For the nine months ended September 27, 2008 and September 29, 2007, the Company’s matching contribution into the Waters Employee Investment Plan amounted to $8 million and $3 million, respectively.
     The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 27, 2008 and September 29, 2007 is as follows (in thousands):

	Three Months Ended
	September 27, 2008			September 29, 2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$31	$53	$374	$1,732	$64	$290
Interest cost	1,481	83	227	1,351	69	196
Expected return on plan assets	(1,528)	(39)	(114)	(1,327)	(30)	(97)
Curtailment gain	—	—	—	(466)	—	—
Net amortization:
Prior service costs	38	(14)	—	(14)	(14)	—
Net actuarial loss	33	—	(7)	179	—	5

Net periodic pension cost	$55	$83	$480	$1,455	$89	$394

	Nine Months Ended
	September 27, 2008			September 29, 2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$93	$159	$1,122	$5,614	$192	$870
Interest cost	4,443	249	681	3,953	207	588
Expected return on plan assets	(4,584)	(117)	(342)	(3,993)	(90)	(291)
Curtailment gain	—	—	—	(466)	—	—
Net amortization:
Prior service costs	114	(42)	—	(58)	(42)	—
Net actuarial loss	99	—	(21)	583	—	15

Net periodic pension cost	$165	$249	$1,440	$5,633	$267	$1,182

     For the three and nine months ended September 27, 2008, the Company contributed $2 million and $4 million to the U.S. Pension Plans. During fiscal year 2008, the Company expects to contribute approximately $5 million to the defined benefit plans.
12 Business Segment Information
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Net sales for the Company’s products and services are as follows for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Product net sales
Waters instrument systems	$185,597	$174,710	$562,370	$517,200
Chemistry	59,239	54,436	181,778	162,258
TA instrument systems	32,881	29,323	91,155	79,715

Total product net sales	277,717	258,469	835,303	759,173

Service net sales
Waters service	99,261	87,020	295,326	256,518
TA service	9,332	7,149	26,164	20,354

Total service net sales	108,593	94,169	321,490	276,872

Total net sales	$386,310	$352,638	$1,156,793	$1,036,045

13 Recent Accounting Standards Changes and Developments
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
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
The Company’s sales were $386 million and $353 million for the three months ended September 27, 2008 (the “2008 Quarter”) and September 29, 2007 (the “2007 Quarter”), respectively. The Company’s sales were $1,157 million and $1,036 million for the nine months ended September 27, 2008 (the “2008 Period”) and September 29, 2007 (the “2007 Period”), respectively. Sales grew 10% in the 2008 Quarter and 12% in the 2008 Period. Overall, the sales growth achieved in the 2008 Quarter and 2008 Period were impacted by the increase in demand for the Company’s products in Europe, Asia (including Japan) and Latin America, continued expansion of the Company’s industrial businesses and the effect of foreign currency translation which benefited both the 2008 Quarter and 2008 Period sales growth rates by 3% and 5%, respectively.
     During the 2008 Quarter, sales increased in Europe, Asia, the rest of world and the U.S. by 14%, 13%, 19% and 1%, respectively. During the 2008 Period, U.S. sales increased 5%, European sales increased 13%, Asian sales increased 17% and sales in the rest of the world increased 15%. The effect of foreign currency translation benefited sales growth rates in the 2008 Quarter by 6% in Europe and 3% in Asia, and decreased sales by 2% in the rest of the world. The effect of foreign currency translation benefited sales growth rates in the 2008 Period by 11% in Europe, 5% in Asia and 3% in the rest of the world.
     In the 2008 Quarter and 2008 Period, global sales to pharmaceutical customers grew 3% and 6%, respectively. Global sales to government and academic customers were up 28% in the 2008 Quarter and 18% in the 2008 Period. Global sales to industrial and food safety customers grew 15% in the 2008 Quarter and 19% in the 2008 Period.
     Sales growth for the TA Division (“TA”) grew 16% for the 2008 Quarter and 17% in the 2008 Period. TA’s sales growth in the 2008 Quarter and 2008 Period can be primarily attributed to new product introductions, the effect of foreign currency translation which benefited sales by 2% in the 2008 Quarter and 3% in the 2008 Period and acquisitions. The August 2007 acquisition of Calorimetry Sciences Corporation (“CSC”) and the July 2008 acquisition of VTI Corporation (“VTI”) added 4% to TA’s sales growth during the 2008 Quarter and 3% to TA’s sales growth during the 2008 Period.
     The Waters Division sales grew 9% in the 2008 Quarter and 11% in the 2008 Period. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales, shipments of new SynaptTM HDMSTM systems and recurring sales growth from the service and chemistry consumables businesses.
     Operating income was $98 million and $69 million in the 2008 Quarter and 2007 Quarter, respectively. The $29 million net increase in operating income in the 2008 Quarter is primarily a result of an increase in sales volume, lower research and development spending associated primarily with the timing of project material expenses, the favorable effect of foreign currency translation and the impact of the one-time $13 million expense recorded in the 2007 Quarter related to the contribution into the Waters Employee Investment Plan, a 401(k) defined contribution plan for U.S. employees.
     Operating income was $273 million and $219 million in the 2008 Period and 2007 Period, respectively. The $54 million net increase in operating income in the 2008 Period is primarily a result of the benefit from an increase in sales volume, the effect of favorable foreign currency translation and the impact of the one-time $13 million of expense recorded in the 2007 Period related to the contribution into the Waters Employee Investment Plan, partially offset by the $9 million impact of the out-of-period capitalized software amortization adjustment recorded during the three months ended June 28, 2008.
     Net income per diluted share was $0.71 and $0.52 in the 2008 Quarter and 2007 Quarter, respectively. Net income per diluted share was $2.21 and $1.65 in the 2008 Period and 2007 Period, respectively. Net income per diluted share grew at a rate of 37% in the 2008 Quarter over the 2007 Quarter and 34% in the 2008 Period over the 2007 Period.

     During the second quarter of 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily related to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment. The out-of-period adjustment increased the 2008 Period net income per diluted share by $0.08 per diluted share.
     In addition, the Company recorded a one-time $5 million tax provision in the 2008 Quarter and 2008 Period associated with the reorganization of certain foreign legal entities in early October 2008. This $5 million tax provision decreased net income by $0.05 per diluted share in both the 2008 Quarter and 2008 Period. These entities were effectively liquidated into the U.S. to better align the Company’s legal entity structure with its current business objectives. The majority of this legal entity reorganization qualifies as a tax-free liquidation and it resulted in the Company being able to utilize $572 million of cash and short-term investments domestically. In October 2008, the Company utilized this cash to voluntarily prepay the $150 million term loan under the credit agreement entered into in March 2008 (the “2008 Credit Agreement”). There was no penalty for prepaying the term loan and the repayment of the term loan effectively terminated all lending arrangements under the 2008 Credit Agreement. In addition, the Company utilized these cash balances to voluntarily repay $340 million of revolving outstanding debt under the credit agreement entered into in January 2007 (the “2007 Credit Agreement”). The Company prepaid debt in order to reduce the Company’s exposure to leverage and interest rate risk in the currently volatile capital and investment markets.
     Net cash provided by operating activities was $306 million and $267 million in the 2008 Period and 2007 Period, respectively. The $39 million increase is primarily a result of higher net income and the improved cash collections from customers, partially offset by a higher level of inventory on hand and the $13 million one-time transition pension benefit payment into the Waters Employee Investment Plan associated with the September 2007 amendment to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan, defined benefit plans for U.S. employees.
     Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $49 million and $45 million in the 2008 Period and 2007 Period, respectively. In July 2008, the Company paid $3 million in cash to acquire the net assets of VTI. VTI is estimated to add approximately $4 million of product sales annually to TA and to be neutral to earnings after debt service costs for the remainder of the year. In August 2007, the Company paid $7 million in cash, including the assumption of $1 million of liabilities, to acquire CSC.
     Within cash flows used in financing activities, the Company repurchased $211 million and $181 million of the Company’s outstanding common stock in the 2008 Period and 2007 Period, respectively. In addition, the Company received $23 million and $51 million of proceeds from stock plans in the 2008 Period and 2007 Period, respectively.
Results of Operations
Net Sales
Net sales for the 2008 Quarter and the 2007 Quarter were $386 million and $353 million, respectively, an increase of 10%. Net sales for the 2008 Period and the 2007 Period were $1,157 million and $1,036 million, respectively, an increase of 12%. Foreign currency translation benefited the 2008 Quarter and 2008 Period sales growth rates by 3% and 5%, respectively. Product sales were $278 million and $258 million for the 2008 Quarter and the 2007 Quarter, respectively, an increase of 7%. Product sales were $835 million and $759 million for the 2008 Period and the 2007 Period, respectively, an increase of 10%. The increase in product sales for both the 2008 Quarter and 2008 Period was primarily due to the overall positive growth in Waters and TA instrument systems, chemistry consumables and foreign currency translation benefits. Service sales were $109 million and $94 million in the 2008 Quarter and the 2007 Quarter, respectively, an increase of 15%. Service sales were $321 million and $277 million in the 2008 Period and the 2007 Period, respectively, an increase of 16%. The increase in service sales for both the 2008 Quarter and 2008 Period was primarily attributable to increased sales of service plans and billings to a higher installed base of customers and foreign currency translation benefits.

Waters Division Net Sales
The Waters Division net sales grew 9% in the 2008 Quarter and 11% in the 2008 Period. The effect of foreign currency translation benefited the Waters Division across all product lines, resulting in a benefit to total sales growth of 3% in the 2008 Quarter and 5% in the 2008 Period. Chemistry consumables sales grew 9% in the 2008 Quarter and 12% in the 2008 Period. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology and sales of HPLC columns. Waters Division service sales grew 14% in the 2008 Quarter and 15% in the 2008 Period due primarily to increased sales of service plans and billings to the higher installed base of customers. Waters instrument system sales (LC and MS) grew 6% in the 2008 Quarter and 9% in the 2008 Period. The increase in instrument systems sales during both the 2008 Quarter and 2008 Period is primarily attributable to higher sales of ACQUITY UPLC and Synapt HDMS system sales. Waters Division sales by product mix were essentially unchanged in the 2008 Quarter and 2008 Period with instrument systems, chemistry and service representing approximately 54%, 17% and 29%, respectively. Geographically, Waters Division sales in Europe and Asia strengthened approximately 11%, and 14%, respectively, while U.S. sales were flat in the 2008 Quarter. Sales growth in the U.S., Europe and Asia were 4%, 12% and 17% in the 2008 Period, respectively. The sales growth in the 2008 Quarter and 2008 Period was primarily due to higher demand from the Company’s government, academic and industrial customers. Asia’s sales growth for both the 2008 Quarter and 2008 Period was primarily driven by increased sales in India and China, with sales growth of 19% in Japan also benefiting the 2008 Quarter performance. Sales in the rest of the world increased 23% in the 2008 Quarter and 17% in the 2008 Period and were driven primarily by increased sales in Latin America. The effects of foreign currency translation increased sales growth in Europe and Asia by 7% and 3% in the 2008 Quarter and 11% and 5% in the 2008 Period, respectively.
TA Division Net Sales
TA’s sales grew 16% in the 2008 Quarter and 17% in the 2008 Period primarily as a result of TA’s new product introductions, acquisitions and the effect of foreign currency translation which benefited the TA sales growth by approximately 2% in the 2008 Quarter and 3% in the 2008 Period. Instrument system sales grew 12% in the 2008 Quarter and 14% in the 2008 Period. Instrument system sales represented approximately 78% of sales in both the 2008 Quarter and 2008 Period. Instrument system sales represented approximately 80% of sales in the 2007 Quarter and 2007 Period. TA service sales grew 31% in the 2008 Quarter and 29% in the 2008 Period and can be primarily attributed to the higher installed base of customers and new service sales to the customers of recently acquired companies. Geographically, sales growth for both the 2008 Quarter and 2008 Period were predominantly in the U.S., Europe and Asia. The July 2008 VTI acquisition and the August 2007 acquisition of CSC added 4% to TA’s sales growth for the 2008 Quarter and 3% to TA’s sales growth for the 2008 Period.
Gross Profit
Gross profit for the 2008 Quarter was $228 million compared to $199 million for the 2007 Quarter, an increase of $29 million, or 14%. Gross profit as a percentage of sales increased to 59.0% in the 2008 Quarter compared to 56.4% for the 2007 Quarter. Gross profit for the 2008 Period was $668 million compared to $587 million for the 2007 Period, an increase of $81 million, or 14%. Gross profit as a percentage of sales increased to 57.7% for the 2008 Period compared to 56.6% for the 2007 Period, respectively. The increase in gross profit for the 2008 Quarter and 2008 Period can be attributed to the higher sales volume, the increased comparative benefits of foreign currency translation and, to a lesser extent, lower manufacturing costs. The 2008 Quarter gross profit increase can also be attributed to the one-time $3 million expense relating to the contribution into the Waters Employee Investment Plan recorded in the 2007 Quarter. The overall 2008 Period gross profit increase was negatively impacted by the $9 million out-of-period capitalized software amortization adjustment recorded during the three months ended June 28, 2008.
Selling and Administrative Expenses
Selling and administrative expenses for the 2008 Quarter and the 2007 Quarter were $107 million and $106 million, respectively, an increase of 2%. Selling and administrative expenses for the 2008 Period and the 2007 Period were $325 million and $302 million, respectively, an increase of 8%. Included in the selling and administrative expenses in the 2007 Quarter and 2007 Period is the impact of the one-time $7 million expense related to the contribution into the Waters Employee Investment Plan. The remaining increase in total selling and administrative expenses for the 2008 Quarter and 2008 Period is primarily due to annual merit increases across most divisions, modest headcount additions to support the increased sales volume and the comparative unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 27.8% for the 2008 Quarter and

28.1% for the 2008 Period compared to 29.9% for the 2007 Quarter and 29.1% for the 2007 Period. Management expects selling and administrative expenses to grow at a slightly lower rate for the remainder of 2008.
Research and Development Expenses
Research and development expenses were $20 million and $22 million for the 2008 Quarter and 2007 Quarter, respectively, a decrease of $2 million, or 9%. The decrease in research and development expenses for the 2008 Quarter as compared to the 2007 Quarter is primarily due to the $2 million of expense recorded in the 2007 Quarter related to the contribution into the Waters Employee Investment Plan and timing of project costs on new products.
     Research and development expenses were $62 million and $60 million for the 2008 Period and 2007 Period, respectively, an increase of $2 million, or 4%. Included in the 2007 Period is $2 million of expense related to the contribution into the Waters Employee Investment Plan. The remaining increase in research and development expenses for the 2008 Period is primarily due to new product introduction costs, annual merit increases, headcount additions and the comparative unfavorable impact of foreign currency translation.
Interest Expense
Interest expense was $11 million and $15 million for the 2008 Quarter and 2007 Quarter, respectively. Interest expense was $32 million and $41 million for the 2008 Period and 2007 Period, respectively. The decrease in interest expense for both the 2008 Quarter and 2008 Period is primarily attributable to a decrease in average borrowing costs during the 2008 Quarter and 2008 Period even though debt levels were $117 million higher at September 27, 2008 compared to September 29, 2007.
Interest Income
Interest income was $6 million and $8 million for the 2008 Quarter and 2007 Quarter, respectively. Interest income was $18 million and $21 million for the 2008 Period and 2007 Period, respectively. The decrease in interest income is primarily due to lower yields on cash and short-term investment balances even though cash and short-term investment levels were $266 million higher at September 27, 2008 compared to September 29, 2007.
Provision for Income Taxes
The Company’s effective tax rates for the 2008 Quarter and 2007 Quarter were 23.5% and 14.8%, respectively. The Company’s effective tax rates for the 2008 Period and 2007 Period were 14.1% and 15.0%, respectively. The 2008 Quarter and 2008 Period include a $5 million tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 5.4 percentage points and 2.0 percentage points for the 2008 Quarter and 2008 Period, respectively. The 2008 Period also contains out-of-period adjustments to correct errors relating to capitalized software amortization and the income tax provision. The $16 million tax benefit of the out-of-period adjustments reduced the Company’s effective tax rate by 5.6 percentage points for the 2008 Period. The 2007 Quarter and 2007 Period include a $4 million tax benefit associated with the one-time contribution into the Waters Employee Investment Plan. This one-time benefit reduced the Company’s effective tax rate by 3.5 percentage points and 1.2 percentage points for the 2007 Quarter and 2007 Period, respectively. The remaining increase in the effective tax rate for the 2008 Period is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively high effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 27, 2008	September 29, 2007
Net income	$223,126	$169,129
Depreciation and amortization	52,465	39,685
Stock-based compensation	23,181	20,902
Deferred income taxes	(14,313)	(2,199)
Change in accounts receivable	28,255	14,863
Change in inventories	(42,506)	(22,473)
Change in accounts payable and other current liabilities	459	37,359
Change in deferred revenue and customer advances	14,135	10,759
Other changes	21,228	(1,132)

Net cash provided by operating activities	306,030	266,893
Net cash provided by (used in) investing activities	43,621	(162,235)
Net cash used in financing activities	(41,040)	(107,205)
Effect of exchange rate changes on cash and cash equivalents	(13,344)	7,547

Increase in cash and cash equivalents	$295,267	$5,000

Cash Flow from Operating Activities
Net cash provided by operating activities was $306 million and $267 million in the 2008 Period and 2007 Period, respectively. The $39 million increase in net cash provided from operating activities in the 2008 Period compared to the 2007 Period is attributed primarily to the following significant changes in the sources and uses of the net cash provided from operating activities, aside from the increase in net income:
•
The change in accounts receivable in the 2008 Period compared to the 2007 Period is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2008 Period as compared to the 2007 Period. The days-sales-outstanding (“DSO”) was 68 days at September 27, 2008 and 70 days at September 29, 2007. The effect of foreign currency was neutral to DSO at September 27, 2008 as compared with September 29, 2007.

•
The change in inventories in the 2008 Period and the 2007 Period is attributable to the increase in sales volume and an increase in ACQUITY UPLC and new mass spectrometry and TA products. Inventory levels are also higher in anticipation of higher sales in the fourth quarter and are expected to decline by year end.

•
The 2008 Period change in accounts payable and other current liabilities includes a $13 million one-time transition pension benefit payment into the Waters Employee Investment Plan. The 2007 Period change in accounts payable and other current liabilities includes the accrual related to the one-time transition benefit. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both the 2008 Period and 2007 Period was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities totaled $44 million in the 2008 Period. Net cash used in investing activities totaled $162 million in the 2007 Period. Additions to fixed assets and capitalized software were $49 million in the 2008 Period and $45 million in the 2007 Period. Capital spending and software capitalization additions during the 2008 and 2007 Periods were consistent with historical capital spending trends. Future capital spending may increase periodically in order to fund facility expansion to accommodate future sales growth. During the 2008 Period, the Company purchased $20 million of short-term investments while $115 million of short-term investments matured. During the 2007 Period, the Company purchased $305 million of short-term investments while $197 million of short-term investments matured. Business acquisitions, net of cash acquired, were $3 million and $7 million during the 2008 Period and 2007 Period, respectively. In the 2007 Period, the Company made an equity investment in Thar Instruments, Inc., a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $4 million in cash. The Company also received $1 million in the 2007 Period from the former shareholders of Environmental Resources Associates, Inc. in connection with the finalization of the purchase price in accordance with the purchase and sale agreement.
Cash Used in Financing Activities
During the 2008 Period and 2007 Period, the Company’s net debt borrowings increased by $143 million and $7 million, respectively.
     In March 2008, the Company entered into the 2008 Credit Agreement that provides for a $150 million term loan facility. The Company used the proceeds of the term loan to repay amounts outstanding under the revolving tranche of the Company’s existing credit agreement. In January 2007, the Company entered into the 2007 Credit Agreement that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both the 2007 and 2008 Credit Agreements mature on January 11, 2012 and require no scheduled prepayments before that date.
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
     As of September 27, 2008, the Company had a total of $990 million borrowed under the 2008 and 2007 Credit Agreements that mature in 2012. The Company has classified $340 million of the total debt as short-term debt since it is the Company’s intention to repay this amount within the next twelve months. As of September 27, 2008, the total amount available to borrow under the 2007 and 2008 Credit Agreements was $258 million after outstanding letters of credit.
     In October 2008, the Company utilized cash balances associated with the effective liquidation of certain foreign legal entities into the U.S. to voluntarily prepay the $150 million term loan under the 2008 Credit Agreement. The Company prepaid the term loan in order to reduce interest expense and there was no penalty for prepaying the term loan. The repayment of the term loan effectively terminated all lending arrangements under the 2008 Credit Agreement. In addition, the Company utilized these cash balances to voluntarily repay $340 million of revolving outstanding debt under the 2007 Credit Agreement. The Company prepaid debt in order to reduce future interest expense since the yield on the Company’s existing cash and short-term investments had recently declined significantly. There were no penalties for prepaying this debt.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2008 Period, the Company repurchased 3.4 million shares at a cost of $209 million under this program, leaving $125 million authorized for future repurchases. During the 2007 Period, the Company repurchased 3.1 million shares at a cost of $181 million under the February 2007 program and a previously announced program.
     The Company received $23 million and $51 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plan in the 2008 Period and 2007 Period, respectively.

     The Company believes that the cash and cash equivalents balance of $893 million at the end of the 2008 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report and after consideration of the October 2008 transactions described above, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
The following is a summary of the Company’s contractual obligations as of September 27, 2008 (in thousands):

	Payments Due by Year
Contractual Obligations	Total	2008	2009	2010	2011	2012	2013	After 2013
Notes payable and debt(1)(2)	$377,488	$377,488	$—	$—	$—	$—	$—	$—
Long-term debt(1)(2)	650,000	—	—	—	—	650,000	—	—
Operating leases	75,500	5,900	19,393	15,744	11,879	9,089	4,964	8,531
Other long-term liabilities(3)	—	—	—	—	—	—	—	—

Total	$1,102,988	$383,388	$19,393	$15,744	$11,879	$659,089	$4,964	$8,531

(1)
The interest rates applicable to the 2008 & 2007 Credit Agreements are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 137.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. At interest rates consistent with those at September 27, 2008 and current and long-term debt levels remaining after the October 2008 prepayments of debt, the Company’s interest expense would be approximately $17 million annually, which is not disclosed in the above table.

(2)
In October 2008, the Company voluntarily repaid the $150 million term loan under the 2008 Credit Agreement and voluntarily repaid $340 million of revolving outstanding debt under the 2007 Credit Agreement.

(3)	Does not include normal purchases made in the ordinary course of business.
     A summary of the Company’s commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company reviewed its commercial commitments as of September 27, 2008 and determined that there were no material changes from the ones set forth in the Form 10-K.
     In October 2008, the Company entered into an agreement to purchase land adjacent to its TA facility in Delaware for approximately $7 million. The Company plans to construct a new 150,000 square foot facility that will consolidate TA’s existing Delaware operation and accommodate future expansion. In addition, the Company entered into a lease termination agreement with its existing Delaware landlord that requires the Company to pay a lease termination fee of approximately $5 million when the Company vacates the existing leased property. The Company expects to vacate the leased property once the construction of the new facility is complete.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
     During the 2008 Period, the Company contributed $4 million to the Company’s U.S. defined benefit plans. During fiscal year 2008, the Company expects to contribute a total of approximately $5 million to the Company’s defined benefit plans.
     The Company is not aware of any undisclosed risks and uncertainties, including, but not limited to, product technical obsolescence, regulatory compliance, protection of intellectual property rights, changes in pharmaceutical industry spending, competitive advantages, current and pending litigation, and changes in foreign exchanges rates, that are reasonably likely to occur and could materially and negatively affect the Company’s existing cash balance or its ability to borrow funds from its revolving credit facility. The Company also believes there are no provisions in its credit facilities, its real estate leases or supplier and collaborative agreements that would accelerate payments, require additional collateral or impair its ability to continue to enter into critical transactions. The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
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
New Accounting Pronouncements
Please refer to Note 13, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business and (iv) the Company’s ability to continue to control costs and maintain quality. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact of changes in accounting principles and practices or tax rates, including the effect of recently restructuring certain legal entities; the impact on demand among the Company’s various market sectors from current economic difficulties and possible recession; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Certain of these and other factors are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2007. The forward-looking statements included in this quarterly report on Form 10-Q represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the Company’s market risk during the nine months ended September 27, 2008. For information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended September 27, 2008 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.
Item 1A: Risk Factors
Please read “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the fiscal year end December 31, 2007, some of which are updated below. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 27. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Global Economic and Credit Conditions
Financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions. While currently these conditions have generally not impaired the Company’s ability to access credit markets or its revolving credit facility or resulted in a decline in demand for the Company’s products and services, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. Any further deterioration or prolonged disruption in the financial markets or market conditions generally may result in reduced demand for the Company’s products and services or impair the Company’s ability to access the credit markets or its revolving credit facility. The Company’s global business may also be adversely affected by decreases in the general level of economic activity as a result of the economic and credit situations.

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
     Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% of the Company’s net sales in 2007 were to worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. There has been no material change in this percentage of net sales to these industries in the first nine months of 2008. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
Risk of Disruption
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various other locations as a result of acquisitions in 2006, 2007 and 2008. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to either facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.
Foreign Operations and Exchange Rates
Approximately 70% and 68% of the Company’s net sales in the first nine months of 2008 and 2007, respectively, were outside the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland, the United Kingdom and Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.
     Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect or benefit to the Company’s results of operations or financial condition.
Reliance on Key Management
The operation of the Company requires managerial and operational expertise. None of the key management employees has an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. There has been no change in key management employees in the first nine months of 2008. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
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
Levels of Debt and Debt Service Requirements
The Company had $1,027 million in debt and $893 million in cash and cash equivalents as of September 27, 2008. As of September 27, 2008, the Company also has the ability to borrow an additional $258 million from its existing credit facilities. Most of the Company’s debt is in the U.S.. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs. A majority of the Company’s cash is maintained and generated from foreign operations. In October 2008, the Company reorganized and effectively liquidated certain foreign legal entities into the U.S. to better align the Company’s legal entity structure with its current business objectives. As a result of this reorganization, the Company was able to access and utilize $572 million of cash domestically. In October 2008, the Company voluntarily prepaid $490 million of U.S. debt obligations. Therefore, as of the date of this report, the Company has access to $600 million of the revolving credit facility. However, the Company’s future financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended September 27, 2008 of equity securities registered by the Company under to the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
June 29 to July 26, 2008	—	$—	—	$181,536
July 27 to August 23, 2008	—	—	—	181,536
August 24 to September 27, 2008	875	64.80	875	124,836

Total	875	64.80	875	124,836

(1)
The Company purchased 0.9 million shares of its outstanding common stock in the 2008 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500.0 million of common stock in open market transactions over a two-year period.

Item 3: Defaults Upon Senior Securities
Not Applicable.
Item 4: Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5: Other Information
Not Applicable.
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

Date: October 31, 2008