Form 10-K
period 2008-12-31
WATERS CORP /DE/
filed 2009-02-27
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Series A Junior Participating Preferred Stock, par value $0.01 per share
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2008: $6,447,529,000.

Indicate the number of shares outstanding of the registrant’s common stock as of February 18, 2009: 97,048,783

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

INDEX

Item
No.		Page

PART I
1.	Business	3
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	13
2.	Properties	13
3.	Legal Proceedings	14
4.	Submission of Matters to a Vote of Security Holders	15
	Executive Officers of the Registrant	15

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures About Market Risk	33
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
9A.	Controls and Procedures	74
9B.	Other Information	74

PART III
10.	Directors, Executive Officers and Corporate Governance	74
11.	Executive Compensation	75
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
13.	Certain Relationships and Related Transactions and Director Independence	75
14.	Principal Accountant Fees and Services	75

PART IV
15.	Exhibits and Financial Statement Schedules	76
	Signatures	79
EX-10.5 Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.
EX-10.36 2008 Waters Corporation Management Incentive Plan.
EX-10.49 Amended and Restated Waters Retirement Restoration Plan, Effective January 1, 2008.
EX-21.1 Subsidiaries of Waters Corporation.
EX-23.1 Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
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

General

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments as well as other manufacturers’ instruments.

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s (LC and MS) instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability of fine chemicals and polymers for uses in various industrial, consumer goods and healthcare products.

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

Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas is set forth in Note 18 in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of application beyond that of HPLC, enabling them to uncover new levels of scientific information. Though it offers significant performance advantages, ACQUITY UPLC is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. The Company began shipping the ACQUITY UPLC in the third quarter of 2004. During 2008, 2007 and 2006, the Company experienced growth in the LC instrument systems product line primarily from the sales of the ACQUITY UPLC.

Waters manufactures LC instruments that are offered in configurations that allow for varying degrees of automation, from component configured systems for academic research applications to fully automated systems for regulated testing, and that have a variety of detection technologies, from ultra-violet (“UV”) absorbance to MS, optimized for certain analyses. The Company also manufactures tailored LC systems for the analysis of biologics, as well as an LC detector utilizing evaporative light scattering technology to expand the usage of LC to compounds that are not amenable to UV absorbance detection.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument and, furthermore, that its ACQUITY UPLC instrument will primarily use ACQUITY UPLC columns. In 2008, 2007 and 2006, excluding the small impact from acquisitions mentioned below, the Company experienced growth in its LC chromatography column and sample preparation businesses, especially in ACQUITY UPLC columns.

In December 2008, the Company acquired the net assets of Analytical Products Group, Inc. (“APG”), a provider of environmental testing products for quality control and proficiency testing used in environmental laboratories, for $5 million in cash. The APG business has been integrated into the Company’s Environmental Resources Associates, Inc. (“ERA”) business, which was acquired in December 2006. The Company acquired all of the outstanding capital stock of ERA, a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for $62 million in cash, including the assumption of $4 million of debt. ERA also provides product support services required to help laboratories with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for $14 million in cash. VICAM is a leading provider of tests to identify and quantify mycotoxins in various agricultural commodities. The Company’s test kits provide reliable, quantitative detection of particular mycotoxins through the choice of flurometer, LC-MS or HPLC. The APG, ERA and VICAM acquisitions have all been integrated into the chromatography column product line.

In June 2007, the Company made an equity investment in Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $4 million in cash. This investment is accounted for under the cost method of accounting. On February 2, 2009, the Company acquired all of the remaining outstanding capital stock of Thar for $36 million, including the assumption of $4 million of debt.

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

The mass spectrometer is an increasingly important detection device for LC. The Company’s smaller-sized mass spectrometers (such as the SQD and the TQD) are often referred to as LC “detectors” and are either sold as part of an LC system or as an LC upgrade. Large quadrupole systems, such as the Xevotm TQ and Quattro Premiertm XE instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing, and Q-Toftm instruments, such as the Company’s Synapttm MS, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In late 2006, the Company introduced a new tandem quadrupole device, the TQD, and a new hybrid quadrupole-time of flight technology system, the Synapttm HDMStm. The Synapt HDMS system integrates ion mobility technology within a Q-Tof geometry instrument configuration and uniquely allows researchers to glean molecular shape information, a novel capability for a mass spectrometry instrument. In 2008, the Company introduced a new Q-Tof instrument called the Synapt MS. This instrument is an improved version of the Q-Tof Premiertm that customers may opt to upgrade to Synapt HDMS capability. In late 2008, the Xevo quadrupole time-of-flight (QTof) mass spectrometer (MS), an exact mass MS/MS bench-top instrument was introduced. The introduction of these new products has augmented the growth of the MS instrument systems.

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

Service

The servicing and support of LC and MS instruments and accessories is an important source of revenue for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans most typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

Rheometry instruments complement thermal analyzers in characterizing materials. Rheometry characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of “loading” or conditions. The information obtained under such conditions provides insight into a material’s behavior during manufacturing, transport, usage and storage.

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and healthcare products. As with systems offered through the Waters Division, a range of instrumental configurations are available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Seriestm family of differential scanning calorimeters includes a range of instruments, from basic dedicated analyzers to more expensive systems, that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2006, TA introduced four new differential scanning calorimeters. During 2005, TA introduced a new thermogravimetric analyzer (“TGA”), the Q5000IR TGA, and a new AR-G2 rheometer. The introduction of these new products significantly helped grow the TA business in 2008, 2007 and 2006.

In July 2008, the Company acquired the net assets of VTI Corporation (“VTI”), a manufacturer of sorption analysis and thermogravimetric analysis instruments, for $3 million in cash. VTI’s products are widely used in the evaluation of pharmaceuticals, catalysts and energy-related materials. This acquisition adds two technologies which complement TA’s existing gravimetric analysis product line. VTI sorption analysis products are designed for water and organic vapor sorption studies of pharmaceuticals and related materials. VTI’s high pressure, high vacuum TGA projects are designed for high pressure sorption studies which are commonly used in the analysis of energy-related materials.

In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately held company that designs, develops and manufactures highly sensitive calorimeters, for $7 million in cash, including the assumption of $1 million of liabilities. CSC products and services are primarily used in the life sciences industry. This acquisition adds two systems which complement TA’s existing TAM micro-calorimeter product line. The Nano-ITC is an isothermal titration calorimeter designed to measure protein-ligand binding and the interaction of biological materials. The Nano-DSC is an ultra-sensitive scanning calorimeter used to measure the stability of proteins and other macromolecules in dilute solutions and is commonly used in pharmaceutical development processes.

In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometric”), a manufacturer of high performance micro-calorimeters, for $3 million in cash, including the assumption of $1 million of debt. Thermometric’s flagship product, the TAM III, is a modular calorimeter that employs proprietary technology to deliver calorimetric sensitivity and temperature stability. It is used to characterize materials and their interactions in the fields of pharmaceuticals, life and materials sciences. The TAM III systems complement TA’s industry leading Q-Series differential scanning calorimeter product line and the CSC product lines acquired in 2007. Thermometric’s manufacturing and research and development were moved and consolidated with CSC late in 2008.

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

Customers

The Company has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multi-national pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements.

The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2008, 2007 and 2006, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry, focused exclusively on the various instrument systems installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 2,600 field representatives in 88 sales offices throughout the world as of December 31, 2008, compared to approximately 2,500 field representatives in 86 sales offices as of December 31, 2007. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments and minimize instrument downtime for customers. Technical support representatives work directly with customers, helping them to develop applications and procedures. The Company provides customers with comprehensive information through various corporate and regional internet web sites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing

The Company provides high quality LC products by controlling each stage of the production of its instruments, columns and chemical reagents. The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains a quality management system in accordance with the requirements of ISO 9001:2000, ISO 13485:2003 and applicable regulatory requirements (including FDA Quality System Regulations and the European In-Vitro Diagnostics Directives). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that can meet the Company’s quality requirements. In 2006, the Company transitioned the manufacturing of the Alliance HPLC instrument system to a company in Singapore. The Company expects to continue pursuing outsourcing opportunities.

The Company manufactures its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA Division product lines. These facilities meet the same ISO and FDA standards met by the Milford, Massachusetts facility and are registered with the FDA. VICAM manufactures antibody resin and magnetic beads that are packed into columns and kits in Watertown, Massachusetts and Nixa, Missouri. ERA manufactures environmental proficiency kits in Arvada, Colorado.

The Company manufactures most of its MS products at its facilities in Manchester, England; Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities meet similar ISO and FDA standards met by the Milford, Massachusetts facility and are registered with the FDA.

Thermal analysis, rheometry and calorimetry products are manufactured by TA. Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility. Rheometry products are manufactured at the Company’s New Castle, Delaware and Crawley, England facilities. CSC and Thermometric manufacture high performance calorimeters in Lindon, Utah. VTI manufactures sorption analysis and thermogravimetric analysis instruments in Hialeah, FL. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s thermal analysis facilities are certified to ISO 9001:2000 standards.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update the existing product offering. The Company’s research and development expenditures for 2008, 2007 and 2006 were $82 million, $81 million and $77 million, respectively. Nearly all of the current LC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2008, there were 646 employees involved in the Company’s research and development efforts, compared to 628 employees in 2007. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 5,000 employees at both December 31, 2008 and 2007. Approximately 44% and 47% of the Company’s employees were located in the United States at December 31, 2008 and 2007, respectively. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

Competition

The analytical instrument and systems market is highly competitive. The Company encounters competition from several worldwide instrument manufacturers and other companies in both domestic and foreign markets for each of its three technologies. The Company competes in its markets primarily on the basis of instrument performance, reliability, service and, to a lesser extent, price. Some competitors have instrument businesses that are generally more diversified than the Company’s business but are typically less focused on the Company’s chosen markets. Some competitors have greater financial and other resources than the Company.

In the markets served by the Waters Division, the Company’s principal competitors include: Agilent Technologies, Inc., Life Technologies, Inc., Thermo Fisher Scientific Inc., Varian, Inc., Shimadzu Corporation, Dionex Corporation and Bruker BioSciences Corporation. In the markets served by the TA Division, the Company’s principal competitors include: PerkinElmer Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern Instruments Ltd., Anton-Paar and General Electric Corporation. The Company is not currently aware of a competitor that it believes offers an instrument system comparable to its ACQUITY UPLC.

The market for consumable LC products, including separation columns, is highly competitive and more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation, performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Supelco Inc., Agilent Technologies, Inc., General Electric Corporation, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument.

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

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The Company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Internet address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption > Investors.

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business; (iv) the Company’s ability to continue to control costs and maintain quality and (v) current economic conditions. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact on demand among the Company’s various market sectors from current economic difficulties and possible recession; the impact of changes in accounting principles and practices or tax rates, including the effect of recently restructuring certain legal entities; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results, as well as additional risk factors set forth below in Item 1A, Risk Factors, of this Form 10-K. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 1A:	Risk Factors

Global Economic Conditions
Global economic conditions have recently deteriorated significantly, which has and will continue to have an unpredictable impact on demand for the Company’s products. These conditions resulted in a decline in demand for the Company’s products and services in the fourth quarter of 2008. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. Any further deterioration or prolonged disruption in the financial markets or market conditions generally may result in reduced demand for the Company’s products and services. The Company’s global business may also be adversely affected by decreases in the general level of economic activity as a result of the economic and financial market situations.

Financial Market Conditions
Financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, a sharp increase in the cost of new capital, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher cost of capital, rating downgrades and reduced desire to lend money. While currently these conditions have not impacted the Company’s ability to access its existing cash or borrow on its existing revolving credit facility, there can be no assurance that there will not be further deterioration or prolonged disruption in financial markets or financial institutions. Any further deterioration or prolonged disruption in financial markets or financial institutions may impair the Company’s ability to access its existing cash and revolving credit facility, and impair its ability to access sources of new capital and increase the cost of any new capital raised.

Reliance on Customer Demand
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis and rheometry products; the timing and level of capital expenditures of the Company’s customers; changes in government regulations; funding available to academic and government institutions; general economic conditions and the rate of economic growth in the Company’s major markets and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. There can be no assurances that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of weakness in global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 50% and 52% of the Company’s net sales in 2008 and 2007, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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

Risk of Disruption of Operations
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various other locations as a result of the Company’s 2008, 2007 and 2006 acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

Foreign Operations and Exchange Rates
Approximately 70% and 68% of the Company’s net sales in 2008 and 2007, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland, the United Kingdom and Singapore. As a result, a significant portion of the

Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; tariffs and other trade barriers; difficulties in staffing and managing foreign operations and potentially adverse tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect or benefit on the Company’s results of operations or financial condition.

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

Risk in Unexpected Shifts in Taxable Income between Tax Jurisdictions
The Company is subject to a range of income tax rates, from 0% to in excess of 35%, depending on specific tax jurisdictions around the world. The Company typically generates a substantial portion of its taxable income in the fourth quarter of each fiscal year. Shifts in actual taxable income from previous quarters’ projections due to factors, including, but not limited to, changes in volume and foreign currency translation rates, could have a notable favorable or unfavorable effect on the Company’s income tax expense and results of operations.

Levels of Debt and Debt Service Requirements
The Company had approximately $536 million in debt and $429 million in cash and cash equivalents as of December 31, 2008. As of December 31, 2008, the Company also has the ability to borrow an additional $599 million from its existing credit facilities. Most of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs. A majority of the Company’s cash is maintained and generated from foreign operations. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Waters operates 23 United States facilities and 74 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function(1)	Owned/Leased

Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Watertown, MA	M, R, S, A	Leased
Nixa, MO	M, S, D, A	Leased
Arvada, CO	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Hialeah, FL	M, R, S, D, A	Leased
Etten-Leur, Netherlands	S, D, A	Owned
Singapore	R, S, D, A	Leased
Wexford, Ireland	M, R, D, A	Owned
New Castle, DE	M, R, S, D, A	Leased
Crawley, England	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
Brasov, Romania	R, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 12 field offices in the United States and 63 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International

Pleasanton, CA	Australia	Ireland	Taiwan
Irvine, CA	Austria	Italy	United Kingdom
Schaumburg, IL	Belgium	Japan
Wood Dale, IL	Brazil	Korea
Beverly, MA	Canada	Mexico
Columbia, MD	Czech Republic	Netherlands
Ann Arbor, MI	Denmark	People’s Republic of China
Cary, NC	Finland	Poland
Parsippany, NJ	France	Puerto Rico
Huntingdon, PA	Germany	Spain
Bellaire, TX	Hungary	Sweden
Spring, TX	India	Switzerland

(2)	The Company operates more than one office within certain states and foreign countries.

Item 3:	Legal Proceedings

Agilent Technologies, Inc.
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

In France, the Paris District Court found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company filed a further appeal in the case and the appeal was dismissed in March 2007. The Company sought a declaration from the French court that, as was found in both the UK and Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter was held in September 2007 and, in December 2007, the French court held that the modified features of the Alliance pump are non-infringing. Agilent has appealed this ruling and no decision has yet been rendered. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent patent and a judgment was issued against the Company. The Company has appealed this judgment. In the meantime, however, the Company has recorded a

$7 million provision in 2008 for damages and fees estimated to be incurred in connection with this case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2008.

In the German case, a German court found the patent infringed. The Company appealed the German decision and, in December 2004, the German appeals court reversed the trial court and issued a finding of non-infringement in favor of the Company. Agilent sought an appeal in that action and the appeal was heard in April 2007. Following the hearing, the German Federal Court of Justice set aside the judgment of the appeals court and remanded the case back to the appeals court for further proceedings. In 2008, the appeals court found the patent infringed. The Company has appealed this finding to the German Federal Court of Justice. In July 2005, Agilent brought a new action against the Company alleging that certain features of the Alliance pump continued to infringe the HP patents. In August 2006, following a trial in this new action the German court ruled that the Company did not infringe the HP patents. Agilent filed an appeal in this action. A hearing on this appeal was held in January 2008. The appeals court affirmed the finding of the trial court that the Company did not infringe. Agilent has appealed this finding to the German Federal Court of Justice.

The Company recorded provisions in 2004, 2005 and 2008 for estimated damages, legal fees and court costs to be incurred with respect to this ongoing litigation. The provisions represent management’s best estimate of the probable and reasonably estimable loss related to the litigations.

Other
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System commenced a class action lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that the Company misrepresented its projected revenues and earnings, its effective tax rates and the level of business activity in Japan between January 24, 2007 and January 22, 2008, when the Company released earnings for the fourth quarter of 2007. The complaint asserts that the Company and Messrs. Berthiaume and Ornell violated the federal securities laws by misrepresenting or failing to fully disclose the above referenced information. The plaintiff class is allegedly comprised of purchasers of common stock that were injured during the time period stated above. In January 2009, Inter-Local Pension Fund ABC/IBT filed a motion to be appointed as lead plaintiff. The Company intends to mount a vigorous defense.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 60, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation and a Director of Genzyme Corporation.

Arthur G. Caputo, 57, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 51, became Vice President of Human Resources in October 2005 and has served as Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she has held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 51, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 54, became Vice President, General Counsel and Secretary of the Company in April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Authorized for Issuance under Equity Compensation Plans

Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this document and should be considered an integral part of this Item 5. The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 18, 2009, the Company had 217 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future.

The Company has not made any sales of unregistered securities in the years ended December 31, 2008, 2007 or 2006.

STOCK PRICE PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total return on $100 invested as of December 31, 2003 (the last day of public trading of the Company’s common stock in fiscal year 2003) through December 31, 2008 (the last day of public trading of the common stock in fiscal year 2008) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its initial public offering. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE
DECEMBER 31, 2003 AMONG WATERS CORPORATION,
NYSE MARKET INDEX AND SIC CODE 3826 — LABORATORY ANALYTICAL INSTRUMENTS

	2003	2004	2005	2006	2007	2008
WATER CORPORATION	100.00	141.10	113.99	147.68	238.45	110.52
SIC CODE INDEX	100.00	112.72	126.57	144.32	183.38	101.78
NYSE MARKET INDEX	100.00	112.92	122.25	143.23	150.88	94.76

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s Common Stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low

March 31, 2007	$58.40	$48.67
June 30, 2007	$61.38	$58.20
September 29, 2007	$68.19	$58.26
December 31, 2007	$80.07	$66.20
March 29, 2008	$80.77	$52.59
June 28, 2008	$65.17	$53.70
September 27, 2008	$70.19	$55.52
December 31, 2008	$58.18	$34.77

Purchase of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2008 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs(1)	the Programs(2)

September 28 to October 25, 2008	50	$40.62	50	$122,805
October 26 to November 22, 2008	585	41.64	585	98,446
November 23 to December 31, 2008	—	—	—	98,446

Total	635	41.56	635	98,446

(1)	The Company purchased an aggregate of 4.1 million shares of its outstanding common stock during 2008 in open market transactions pursuant to a repurchase program that was announced in February 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

(2)	In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period.

Item 6:	Selected Financial Data

Reference is made to information contained in the section entitled “Selected Financial Data” and is incorporated by reference from page 73 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data, and should be considered an integral part of this Item 6.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company’s sales were $1,575 million, $1,473 million and $1,280 million in 2008, 2007 and 2006, respectively. Sales grew 7% in 2008 over 2007 and 15% in 2007 over 2006. Overall, the sales growth achieved in these years can be primarily attributed to the Company’s introduction of new products, the increase in chemistry consumable and service sales, the benefits from acquisitions and the effects of foreign currency translation. In the fourth quarter of 2008, the Company experienced the effects of reduced capital spending by the Company’s customers as a result of the global economic conditions and the sudden strengthening of the U.S. dollar. Company sales growth in the fourth quarter of 2008 decreased from the fourth quarter of 2007 by 4% from the effects of foreign currency translation. The Company expects this effect of foreign currency trend to continue into 2009.

During 2008 and 2007, U.S. sales increased 1% and 17%; European sales increased 7% and 17%; Asian sales (including Japan) increased 16% and 12%; and sales in the rest of the world increased 3% and 11%, respectively. The effect of currency translation benefited the 2008 and 2007 sales growth rate by 2% and by 3%, respectively, both increases principally resulting from European sales.

In 2008 and 2007, global sales to pharmaceutical customers grew 3% and 13%, respectively. Global sales to government and academic customers were 10% higher in 2008 and 24% higher in 2007 over the prior year, respectively, and can be primarily attributed to demand for the Company’s new products in the U.S. and Asia. Global sales to industrial and food safety customers grew 13% in 2008 and 16% in 2007 primarily as a result of new governmental regulatory testing requirements, higher awareness of food safety issues, higher chemistry consumable and service sales, the benefit from acquisitions and demand for the Company’s new products.

The Waters Division sales grew by 7% in 2008 and 14% in 2007. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales growth was strongly influenced by ACQUITY UPLC® sales, shipments of new Synapttm HDMStm, Xevotm TQ and Synapt MS systems and recurring sales growth from the service and chemistry consumables business.

In December 2008, the Company acquired the net assets of Analytical Products Group, Inc. (“APG”), a provider of environmental testing products for quality control and proficiency testing used in environmental laboratories, for $5 million in cash. APG’s product sales in 2009 are expected to be approximately $4 million. In June 2007, the Company made an equity investment in Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $4 million in cash. On February 2, 2009, the Company acquired all of the remaining outstanding capital stock of Thar for $36 million, including the assumption of $4 million of debt. The Company expects that Thar will add approximately $20 million of product sales and be about neutral to earnings in 2009 after debt service costs.

Sales growth for the TA Division (“TA”) grew 10% and 25% for 2008 and 2007, respectively. TA’s products and services consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. TA’s sales growth can be primarily attributed to new product introductions, the effect of foreign currency translation and the impact of acquisitions. The effect of foreign currency translation benefited sales by 2% in 2008 and 3% in 2007. The July 2008 acquisition of VTI Corporation (“VTI”) and the August 2007 acquisition of Calorimetry Sciences Corporation (“CSC”) added 3% to TA’s sales growth in 2008. TA sales growth for 2007 also benefited from a larger than normal backlog of orders in 2006 which were shipped in the first quarter of 2007, as well as the benefit of the CSC acquisition and the 2006 acquisition of Thermometric AB, which added 4% to TA’s sales growth.

Operating income was $390 million, $349 million and $295 million in 2008, 2007 and 2006, respectively. The $41 million net increase in operating income in 2008 over 2007 is primarily a result of the benefits from an increase in sales volume, the favorable effect of foreign currency translation and the impact of a one-time $12 million expense recorded in 2007 related to the contribution into the Waters Employee Investment Plan, a 401(k) defined contribution plan for U.S. employees. This 2008 increase was partially offset by a patent litigation provision of $7 million and the $9 million impact of an out-of-period capitalized software amortization adjustment recorded during the three months ended June 28, 2008. The $54 million net increase in operating income in 2007 over 2006 is primarily a result of the benefits from an increase in sales volume and the impact of $8 million of restructuring costs recorded in 2006 relating to the February 2006 cost reduction initiative being offset by the $12 million expense recorded in 2007 related to the transitional contribution into the Waters Employee Investment Plan.

Net income per diluted share was $3.21, $2.62 and $2.13 in 2008, 2007 and 2006, respectively. Net income per diluted share grew at a rate of 23% in both 2008 over 2007 and 2007 over 2006, respectively.

During the second quarter of 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily related to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment. The out-of-period adjustment increased the 2008 net income per diluted share by $0.08.

In addition, the Company recorded a one-time $5 million tax provision in the third quarter of 2008 associated with the reorganization of certain foreign legal entities in October 2008. This $5 million tax provision decreased net income per diluted share by $0.05 in 2008. These entities were effectively liquidated into the U.S. to better align the Company’s legal entity structure with its current business objectives. The majority of this legal entity reorganization qualifies as a tax-free liquidation and it resulted in the Company being able to utilize $572 million of cash and short-term investments domestically. In February 2009, the U.S. Treasury promulgated changes in income tax regulations that eliminate concerns with respect to the $5 million unrecognized tax benefit that was originally recorded in the third quarter of 2008 through the Company’s tax provision. Because these changes in income tax regulations were promulgated during the first quarter of 2009, the Company will record this $5 million item as a recognized tax benefit and, therefore, as a reduction of its income tax provision for the first quarter of 2009.

In October 2008, the Company utilized the cash from the reorganization described above to voluntarily prepay the $150 million term loan under the credit agreement entered into in March 2008 (the “2008 Credit Agreement”). There was no penalty for prepaying the term loan and the repayment of the term loan effectively terminated all lending arrangements under the 2008 Credit Agreement. In addition, the Company utilized these cash balances to voluntarily repay $340 million of revolving outstanding debt under the credit agreement entered into in January 2007 (the “2007 Credit Agreement”). The Company prepaid debt in order to reduce the Company’s exposure to leverage and interest rate risk in the currently volatile capital and investment markets.

The Company also recorded a $7 million provision in 2008 for damages and fees estimated to be incurred in connection with a judgment issued against the Company relating to an ongoing patent infringement lawsuit with Agilent Technologies, Inc. This litigation provision decreased net income per diluted share by $0.04 in 2008.

Net cash provided by operating activities was $418 million, $371 million and $264 million in 2008, 2007 and 2006, respectively. The $47 million increase in operating cash flow in 2008 as compared to 2007 is primarily the result of higher net income and improved cash collections from customers, partially offset by a $13 million one-time transition benefit payment into the Waters Employee Investment Plan that was expensed in 2007, increases in inventory and the timing of payments to vendors. The $107 million increase in operating cash flow in 2007 as compared to 2006 is primarily the result of higher net income, the leveling off of an inventory ramp-up in 2006 for new product introductions and an increase in safety stock related to the outsourcing to Singapore and the timing of payments to vendors. In addition, the 2006 operating cash flow included a $9 million tax payment associated with the American Jobs Creation Act (“AJCA”), $7 million of severance and other facility-related payments made in connection with the cost reduction initiative and a $4 million litigation payment.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $69 million, $60 million and $51 million in 2008, 2007 and 2006, respectively. In December 2008, the Company acquired the net assets of APG for $5 million in cash. In July 2008, the Company paid $3 million in cash to acquire the net assets of VTI. In August 2007, the Company paid $7 million in cash, including the assumption of $1 million of liabilities, for CSC. In June 2007, the Company made an equity investment in Thar for $4 million in cash. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company received $29 million, $91 million and $40 million of proceeds from stock plans in 2008, 2007 and 2006, respectively. Fluctuations in these amounts are primarily attributed to the change in the Company stock price and the expiration of stock option grants. In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2008, 2007 and 2006, the Company repurchased 4.1 million, 3.4 million and 5.8 million shares at a cost of $235 million, $201 million and $249 million under the February 2007 authorization and previously announced stock repurchase programs. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels and invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales
Net sales for 2008 and 2007 were $1,575 million and $1,473 million, respectively, an increase of 7%. Foreign currency translation benefited sales growth for 2008 by 2%. Product sales were $1,140 million and $1,088 million for 2008 and 2007, respectively, an increase of 5%. The increase in product sales was primarily due to the overall positive growth in Waters and TA instrument systems, chemistry consumables and foreign currency translation benefits. Service sales were $435 million and $385 million in 2008 and 2007, respectively, an increase of 13%. The increase in service sales was primarily attributable to increased sales of service plans and billings to a higher installed base of customers and foreign currency translation benefits.

Waters Division Net Sales
The Waters Division net sales grew 7% in 2008. The effect of foreign currency translation benefited the Waters Division across all product lines, resulting in a benefit to total sales growth of 2%. Chemistry consumables sales grew 9% in 2008. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology and sales of HPLC columns. Waters Division service sales grew 12% in 2008 due primarily to increased sales of service plans and billings to the higher installed base of customers. Waters instrument systems sales (LC and MS) grew 3% in 2008. The increase in instrument systems sales during 2008 is primarily attributable to higher sales of ACQUITY UPLC, Synapt HDMS, Synapt MS and the Xevo TQ. Sales were negatively impacted by the slowdown in industrial customer spending which occurred during fourth quarter of 2008 due to the economic recession. Waters Division sales by product line were essentially unchanged in 2008 and 2007 with instrument systems, chemistry consumables and service representing approximately 55%, 17% and 28% of sales, respectively. Geographically, Waters Division sales in Europe, Asia and the rest of the world grew approximately 6%, 17% and 4% in 2008, respectively. Sales to the U.S. were flat in 2008. The sales growth in 2008 was primarily due to higher demand from the Company’s government, academic and industrial customers. Asia’s sales growth was primarily driven by increased sales in India and China. The effects of foreign currency translation increased sales growth in Europe and Asia by 4% and 5% in 2008, respectively.

TA Division Net Sales
TA’s sales grew 10% in 2008 primarily as a result of new product introductions, acquisitions and the effect of foreign currency translation. The effect of foreign currency translation benefited the TA sales growth by 2% in 2008. Instrument system sales grew 6% and represented approximately 78% and 81% of sales in 2008 and 2007, respectively. TA service sales grew 27% in 2008 and can be primarily attributed to the higher installed base of customers and new service sales to the customers of recently acquired companies. Geographically, sales growth for TA in 2008 was predominantly in the U.S., Europe and Asia. The July 2008 VTI acquisition and the August 2007 acquisition of CSC added 3% to TA’s sales growth for 2008.

Gross Profit
Gross profit for 2008 was $914 million compared to $842 million for 2007, an increase of $72 million, or 9%. Gross profit as a percentage of sales increased to 58.0% in 2008 from 57.2% in 2007. This increase is primarily due to higher sales volume, increased comparative benefits of foreign currency translation and, to a lesser extent, lower manufacturing costs. Also, the overall gross profit increase was negatively impacted by a $9 million out-of-period capitalized software amortization adjustment recorded during 2008. The gross profit increase can also be attributed to the $3 million expense recorded in 2007 relating to the contribution into the Waters Employee Investment Plan.

Selling and Administrative Expenses
Selling and administrative expenses for 2008 and 2007 were $427 million and $404 million, respectively, an increase of 6%. Included in selling and administrative expenses for 2007 is the impact of a one-time $7 million expense related to the contribution into the Waters Employee Investment Plan. The remaining $16 million increase in total selling and administrative expenses for 2008 is primarily due to annual merit increases, modest headcount additions to support increased sales volume and the comparative unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 27.1% for 2008 compared to 27.4% for 2007.

Research and Development Expenses
Research and development expenses were $82 million and $81 million for 2008 and 2007, respectively, an increase of $1 million, or 1%. Included in research and development expenses for 2007 is $2 million of expense related to the contribution into the Waters Employee Investment Plan. The remaining increase in research and development expenses for 2008 is primarily due to the timing of new product introduction costs, annual merit increases and modest headcount additions.

Litigation Provision
The Company has recorded a $7 million provision in 2008 for damages and fees estimated to be incurred in connection with a judgment issued against the Company relating to an ongoing patent infringement lawsuit with Agilent Technologies Inc.

Interest Expense
Interest expense was $39 million and $57 million for 2008 and 2007, respectively. The decrease in interest expense is primarily attributable to a decrease in average borrowing costs and lower average borrowings during 2008 as compared to 2007.

Interest Income
Interest income was $21 million and $31 million for 2008 and 2007, respectively. The decrease in interest income is primarily due to lower yields and lower cash and short-term investment balances.

Provision for Income Taxes
The Company’s effective tax rates for 2008 and 2007 were 13.4% and 17.1%, respectively. The 2008 effective tax rate includes a $5 million tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 1.4 percentage points for 2008. In February 2009, the U.S. Treasury promulgated changes in income tax regulations that eliminate concerns with respect to the $5 million unrecognized tax benefit that was originally recorded in the third quarter of 2008 through the Company’s tax provision. Because these changes in income tax regulations were promulgated during the first quarter of 2009, the Company will record this $5 million item as a recognized tax benefit and, therefore, as a reduction of its income tax provision for the first quarter of 2009.

The 2008 tax provision also contains out-of-period adjustments to correct errors relating to capitalized software amortization and the income tax provision. The $16 million tax benefit from the out-of-period adjustments reduced the Company’s effective tax rate by 4.0 percentage points for 2008. The 2007 tax provision includes a $4 million tax benefit associated with a one-time contribution into the Waters Employee Investment Plan. The remaining decrease in the effective tax rate for 2008 is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively lower effective tax rates.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales
Net sales for 2007 and 2006 were $1,473 million and $1,280 million, respectively, an increase of 15%. Foreign currency translation benefited sales growth for 2007 by 3%. Product sales were $1,088 million and $936 million for 2007 and 2006, respectively, an increase of 16%. The increase in product sales was primarily due to the overall positive growth in Waters and TA instrument systems, chemistry consumables and the effect of acquisitions. The impact of 2006 acquisitions accounted for 2% of the product sales growth in 2007. Service sales were $385 million and $344 million in 2007 and 2006, respectively, an increase of 12%. The increase in service sales was primarily attributable to growth in the Company’s installed base of instruments and higher sales of service contracts.

Waters Division Net Sales
The Waters Division net sales grew 14% in 2007. The effect of foreign currency translation benefited the Waters Division sales growth by 3%. Chemistry consumables sales grew 24% in 2007. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology products, new XBridgetm columns, Oasis® sample preparation products and sales associated with the 2006 acquisitions (Environmental Resources Associates (“ERA”) and VICAM Limited Partnership (“VICAM”) product lines). These acquisitions benefited the chemistry consumable sales growth rate by 9%. Waters Division service sales grew 11% in 2007 due to increased sales of service plans to the higher installed base of customers. Waters instrument systems sales grew 13% in 2007. The increase in instrument systems sales during 2007 is primarily attributable to higher sales of ACQUITY UPLC and Synapt HDMS system sales. Waters Division sales by product mix were essentially unchanged in 2007 and 2006 with instrument systems, chemistry and service representing approximately 56%, 17% and 27% of sales, respectively. Geographically, Waters Division sales in the U.S., Europe and Asia strengthened approximately 15%, 16% and 10% in 2007, respectively. Sales to the rest of the world increased 10% in 2007. The effects of foreign currency translation increased sales growth by 9% in Europe and increased sales growth in Asia by 1% in 2007. U.S., Europe and Asia sales growth in 2007 was primarily due to higher demand from the Company’s pharmaceutical and industrial customers. The growth in Europe was broad-based across most major countries, particularly in Eastern Europe. Asia’s growth was primarily driven by increased sales in India and China which was offset by a 1% sales decrease in Japan. Japan’s 2007 instrument systems and consumable sales were impacted by strong 2006 sales attributed to drinking water and food safety regulation changes.

TA Division Net Sales
TA’s sales grew 25% in 2007 primarily as a result of TA’s new product introductions, strong sales growth in the U.S. and Europe and expansion of its Asian businesses, as well as a larger than normal backlog of orders in 2006 which were shipped in the first quarter of 2007. The sales growth rate in 2007 also benefited from the CSC and Thermometric acquisitions which added 4% to the TA sales growth rate. The effect of foreign currency translation benefited the TA sales growth by 3% in 2007. Instrument system sales grew 25% and represented approximately 81% of sales in both 2007 and 2006, respectively. TA service sales grew 25% in 2007 and can be primarily attributed to the higher installed base of customers. Geographically, sales growth for 2007 was strongest in the U.S., Europe and Asia.

Gross Profit
Gross profit for 2007 was $842 million compared to $744 million for 2006, an increase of $98 million, or 13%, and is generally consistent with the increase in net sales. Gross profit as a percentage of sales decreased to 57.2% in 2007 from 58.1% in 2006. This decrease is primarily due to increased sales of new products which have higher manufacturing costs and the unfavorable foreign currency impact related to the cost of products manufactured in Ireland and the United Kingdom. In addition, gross profit was negatively impacted by the $3 million expense recorded in 2007 related to the contribution into the Waters Employee Investment Plan.

Selling and Administrative Expenses
Selling and administrative expenses for 2007 and 2006 were $404 million and $358 million, respectively, an increase of 13%. Included in selling and administrative expenses for 2007 is a $7 million expense related to the contribution into the Waters Employee Investment Plan. The remaining $39 million increase in total selling and administrative expenses for 2007 is primarily due to annual merit increases across most divisions, headcount additions to support increased sales volume, costs from new acquisitions and the unfavorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 27.4% for 2007 compared to 27.9% for 2006.

Research and Development Expenses
Research and development expenses were $81 million and $77 million for 2007 and 2006, respectively, an increase of $4 million, or 4%. The increase in research and development expenses is primarily due to the $2 million expense related to the contribution into the Waters Employee Investment Plan.

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

The following is a summary of the activity of the Company’s restructuring liability included in other current liabilities on the consolidated balance sheet (in thousands):

	Balance			Balance
	December 31,			December 31,
	2006	Charges	Utilization	2007

Severance	$1,433	$—	$(667)	$766
Other	48	—	(48)	—

Total	$1,481	$—	$(715)	$766

Other Expense, Net
In the fourth quarter of 2006, the Company recorded a $6 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc. (“Caprion”). The charge was recorded in 2006 when the Company learned that Caprion’s financial condition had deteriorated and a merger was in process that, in the Company’s assessment, would result in the Company’s investment being substantially diminished. In March 2007, Caprion merged with Ecopia BioSciences Inc. and is now named Thallion Pharmaceuticals Inc. (“Thallion”). Thallion is publicly traded on the Toronto Stock Exchange and the Company’s investment is accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The market value of the Thallion investment was less than $1 million as of December 31, 2007 and was $2 million as of December 31 2006.

Interest Expense
Interest expense was $57 million and $52 million for 2007 and 2006, respectively. The increase in interest expense is primarily attributable to an increase in average borrowings in the U.S. to fund stock repurchase programs and, to a lesser extent, an increase in interest rates on the Company’s outstanding debt during 2007.

Interest Income
Interest income was $31 million and $25 million for 2007 and 2006, respectively. The increase in interest income is primarily due to higher invested cash balances.

Provision for Income Taxes
The Company’s effective tax rates for 2007 and 2006 were 17.1% and 15.5%, respectively. This net increase is primarily attributable to increased net income in jurisdictions with comparatively higher tax rates. Included in the 2007 tax provision is a tax benefit of $4 million associated with the charge related to the contribution into the Waters Employee Investment Plan.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net income	$322,479	$268,072	$222,200
Depreciation and amortization	65,271	53,317	46,159
Stock-based compensation	30,782	28,855	28,813
Deferred income taxes	(19,626)	5,946	506
Change in accounts receivable	21,739	(26,266)	(7,210)
Change in inventories	(20,618)	(6,368)	(29,853)
Change in accounts payable and other current liabilities	(19,970)	32,309	1,670
Change in deferred revenue and customer advances	1,976	6,244	1,230
Other changes	36,215	8,398	79

Net cash provided by operating activities	418,248	370,507	263,594
Net cash provided by (used in) investing activities	18,811	(167,907)	(130,374)
Net cash used in financing activities	(572,938)	(119,686)	(125,906)
Effect of exchange rate changes on cash and cash equivalents	(32,932)	253	13,264

(Decrease) increase in cash and cash equivalents	$(168,811)	$83,167	$20,578

Cash Flow from Operating Activities

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities was $418 million and $371 million in 2008 and 2007, respectively. The $47 million increase in net cash provided from operating activities in 2008 compared to 2007 is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2008 compared to 2007 is primarily attributable to the timing of payments made by customers and the higher sales volume in 2008 as compared to 2007. Days-sales-outstanding (“DSO”) decreased to 63 days at December 31, 2008 from 66 days at December 31, 2007.

•	The change in inventories in 2008 and 2007 is attributable to the increase in sales volume and an increase in ACQUITY UPLC and new mass spectrometry and TA products.

•	The 2008 change in accounts payable and other current liabilities includes a $13 million one-time transition pension benefit payment into the Waters Employee Investment Plan. The 2007 change in accounts payable and other current liabilities includes the accrual related to the one-time transition benefit. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both 2008 and 2007 was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operating activities was $371 million and $264 million in 2007 and 2006, respectively. The $107 million increase in net cash provided from operating activities in 2007 compared to 2006 is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2007 compared to 2006 is primarily attributable to the timing of payments made by customers and the higher sales volume in 2007 as compared to 2006. DSO increased to 66 days at December 31, 2007 from 64 days at December 31, 2006.

•	Inventory growth was much lower in 2007 compared to 2006 primarily due to 2006 having a higher ramp-up of new products launched later in that year and the increased levels of Alliance inventory during the 2006 outsourcing transition to Singapore.

•	The changes in accounts payable and other current liabilities and other changes in 2007 compared to 2006 is primarily attributable to the reclassification within these line items of certain income tax liabilities from current to long-term liabilities required by the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). See Note 10, “Income Taxes”, in the Notes to Consolidated Financial Statements for additional information. The overall net change in these items can be attributed to an increase in accounts payable and accrued expenses resulting from the timing of payments to vendors, an increase in income tax liabilities and an increase in accrued compensation resulting from a $13 million contribution into the Waters Employee Investment Plan partially offset by the reduction in the pension liability relating to the freezing of the U.S. Pension Plans. The one-time contribution into the Waters Employee Investment Plan was made in the first quarter of 2008.

•	The 2006 change in accounts payable and other current liabilities was also impacted by a $9 million tax payment related to the distribution and repatriation of cash under the AJCA, $7 million of severance and other facility-related payments made in connection with the cost reduction initiative and a $4 million litigation payment to settle the Agilent litigation.

•	Net cash provided from deferred revenue and customer advances in both 2007 and 2006 was a result of the installed base of customers renewing annual service contracts.

Cash Used in Investing Activities

Net cash provided by investing activities totaled $19 million in 2008 compared to net cash used in investing activities which totaled $168 million in 2007 and $130 million in 2006. Additions to fixed assets and software capitalization were $69 million in 2008, $60 million in 2007 and $51 million in 2006. Capital spending and software capitalization additions were consistent with historical capital spending trends. During 2008 and 2007, the Company purchased $20 million and $391 million of short-term investments while $115 million and $295 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $8 million, $9 million and $79 million in 2008, 2007 and 2006, respectively. In addition, in 2007, the Company received $1 million from the former shareholders of ERA in connection with the finalization of the purchase price in accordance with the purchase and sales agreement. In June 2007, the Company made an equity investment in Thar for $4 million in cash.

In October 2008, the Company entered into an agreement to purchase land adjacent to its TA facility in Delaware for approximately $7 million. The Company plans to construct a new 150,000 square foot facility in 2009 that will consolidate TA’s existing Delaware operations and accommodate future expansion at a cost of approximately $26 million. In addition, the Company entered into a lease termination agreement with its existing Delaware landlord that requires the Company to pay a lease termination fee of approximately $5 million when the Company vacates the existing leased property. The Company expects to vacate the leased property in the middle of 2009 once the construction of the new facility is complete.

Cash Used in Financing Activities

During 2008 and 2007, the Company’s net debt borrowings decreased by $348 million and $19 million, respectively, compared to an increase of $72 million in 2006.

In March 2008, the Company entered into the 2008 Credit Agreement that provides for a $150 million term loan facility. In January 2007, the Company entered into the 2007 Credit Agreement that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both credit agreements mature on January 11, 2012 and require no scheduled prepayments before that date. The Company uses the revolving line of credit to fund its working capital needs.

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

As of December 31, 2008, the Company had $500 million borrowed under the 2007 Credit Agreement that matures in 2012. As of December 31, 2008, the total amount available to borrow under the 2007 Credit Agreement was $599 million after outstanding letters of credit.

In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2008 and 2007, the Company repurchased a total of 6.9 million shares at a cost of $402 million under this program, leaving $98 million authorized for future repurchases. The Company repurchased 4.1 million, 3.4 million and 5.8 million shares at a cost of $235 million, $201 million and $249 million during 2008, 2007 and 2006, respectively, under the February 2007 authorization and previously announced programs. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period.

The Company received $29 million, $91 million and $40 million of proceeds from the exercise of stock options and the purchase of shares pursuant to employee stock purchase plan in 2008, 2007 and 2006, respectively. Proceeds from stock option exercises were higher in 2007 compared to 2008 and 2006 and are believed to be attributable to the change in the Company’s stock price and the expiration of stock option grants.

The Company believes that the cash and cash equivalent balance of $429 million as of December 31, 2008 and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.

The Company’s cash equivalents represent highly liquid investments, with original maturities of generally 90 days or less, in commercial paper rated A1 or A1+ by Standard & Poors and P1 by Moody’s Investors Service, bank deposits, repurchase agreements, U.S. Government Treasury Bills and AAA rated U.S. Treasury Bill and European government bond money market funds. Similar investments with longer maturities are classified as short-term investments. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Year
Contractual Obligations	Total	2009	2010	2011	2012	2013	2014	After 2014

Notes payable and debt(1)	$36,120	$36,120	$—	$—	$—	$—	$—	$—
Long-term debt(1)	500,000	—	—	—	500,000	—	—	—
Operating leases	90,046	28,031	17,931	13,989	10,057	6,314	5,057	8,667
Other long-term liabilities(2)	—	—	—	—	—	—	—	—

Total	$626,166	$64,151	$17,931	$13,989	$510,057	$6,314	$5,057	$8,667

	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Total	2008	2009	2010	2011	2012	2013	After 2013

Letters of credit	$1,437	$1,437	$—	$—	$—	$—	$—	$—

(1)	The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points. At current and long-term debt levels and interest rates consistent with those at December 31, 2008, the Company’s interest expense would be approximately $13 million annually, which is not disclosed in the above table.

(2)	Does not include normal purchases made in the ordinary course of business.

The Company licenses certain technology and software from third parties which expire at various dates through 2009. Fees paid for licenses were less than $1 million each in 2008, 2007 and 2006. Future minimum license fees payable under existing license agreements as of December 31, 2008 are immaterial.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations. Current litigation is described in Item 3, Legal Proceedings, of Part I of this Form 10-K.

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2009, the Company expects to contribute approximately $7 million to $11 million to the Company’s defined benefit plans. Capital expenditures in 2009 are expected to be higher than in 2008 due to the construction of the new TA facility which is estimated to cost approximately $33 million in total. Capital expenditures excluding the TA facility are expected to be about the same in 2009 as in 2008.

FIN 48, which became effective on January 1, 2007, requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2008 were to become recognizable in the future, the Company would record a total reduction of approximately $76 million in the income tax provision. As of December 31, 2008, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months. As a result, this information is not disclosed in the above table.

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

Revenue Recognition
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Partial proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term and revenue is amortized on a straight-line basis over the contract term. At December 31, 2008, the Company had current and long-term deferred revenue liabilities of approximately $87 million and $14 million, respectively.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.

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

Loss Provisions on Accounts Receivable and Inventory
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2008 was $292 million, net of allowances for doubtful accounts and sales returns of $8 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence; historical demand; projections of future demand, including that in the Company’s current backlog of orders; and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2008 was $173 million, net of write-downs to net realizable value of $12 million.

Long-Lived Assets, Intangible Assets and Goodwill
The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; and,

•	significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patents, trademarks and intellectual properties, such as licenses.

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets and goodwill amounted to $150 million, $172 million and $268 million, respectively, as of December 31, 2008. The Company performs annual impairment reviews of its goodwill. The Company performed its annual review during the fourth quarter of 2008 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded.

Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2008, the Company’s warranty liability was $10 million.

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

SFAS No. 109, “Accounting for Income Taxes”, requires that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. In addition, the Company adopted FIN 48 as of January 1, 2007. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. The Company’s unrecognized tax benefits at December 31, 2008 were $77 million.

Litigation
As described in Item 3, Legal Proceedings, of Part I of this Form 10-K, the Company is a party to various pending litigation matters. With respect to each pending claim, management determines whether it can reasonably estimate whether a loss is probable and, if so, the probable range of that loss. If and when management has determined, with respect to a particular claim, both that a loss is probable and that it can reasonably estimate the range of that loss, the Company records a charge equal to either its best estimate of that loss or the lowest amount in that probable range of loss. The Company will disclose additional exposures when the range of loss is subject to considerable interpretation.

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

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer and Citigroup Pension Discount Curves for high quality investments and the Moody’s Aa interest rate as of December 31, 2008 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2008, the Company determined this rate to be 6.38% for the Waters Retirement Plan, which is the majority of the Company’s 2008 benefit obligation and 2009 expense. Retirement benefit plan discount rates are the same as those used by the Company’s defined benefit pension plan in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.”

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

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

The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Under the modified transition method, compensation costs now include expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.

As of December 31, 2008, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$41	3.3
Restricted stock units	$25	3.4
Restricted stock	$1	1.6

Total	$67	3.3

Recent Accounting Standards Changes

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

SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective, as the only impact that the standard will have on recorded amounts at that time relates to disposition of uncertain tax positions related to prior acquisitions. Following adoption, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows when it becomes effective, but may affect the accounting for non-controlling (or minority) interests from that date forward.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles (“GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends the standard to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The provisions of this FSP are not required for earlier periods presented and early adoption is permitted. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the years ended December 31, 2008 and 2007, the Company recorded a cumulative net pre-tax unrealized loss of $2 million and $1 million in accumulated other comprehensive income, respectively, on these interest rate swap agreements.

In the fourth quarter of 2005, the Company entered into a floating-to-fixed-rate interest rate swap, with a notional amount of $200 million and maturity date of June 2007, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the year ended December 31, 2006, the Company recorded a cumulative net pre-tax realized gain of $1 million and, in December 2006, the Company closed out the swap, resulting in a pre-tax gain of less than $1 million. The gain was deferred and was recognized in earnings in 2007 over the original term of the interest rate swap.

Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 35% of its sales denominated in Euros, 10% in Japanese Yen and smaller sales exposures in other currencies in 2008. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2007 and 2006, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from $30 million to $100 million. At December 31, 2008 and 2007, the Company had no outstanding cross-currency interest rate swaps contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax losses of $10 million in accumulated other comprehensive income, which consists of realized losses of $10 million. At December 31, 2006, the notional amount of the outstanding contracts totaled $100 million. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax losses of $11 million in accumulated other comprehensive income, which consists of realized losses of $10 million and unrealized losses of $1 million.

Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies primarily include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2008, 2007 and 2006, the Company held forward foreign exchange contracts with notional amounts totaling approximately $120 million, $101 million and $71 million, respectively. For the year ended December 31, 2008, the Company recorded cumulative net pre-tax losses of $23 million, which consists of realized losses of $22 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax gains of $2 million, which consists of realized gains of $3 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax gains of $4 million, which consists of realized gains of $3 million relating to the closed forward contracts and $1 million of unrealized gains relating to the open forward contracts.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2008 would decrease earnings by approximately $12 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of generally 90 days or less, in commercial paper rated A1 or A1+ by Standard & Poors and P1 by Moody’s Investors Service, bank deposits, repurchase agreements, U.S. Government Treasury Bills and AAA rated U.S. Treasury Bill and European government bond money market funds. Similar investments with longer maturities are classified as short-term investments. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2008, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles, collateralized debt obligation conduits or asset-backed conduits.

The Company’s cash, cash equivalents and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 10, 14 and 17 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, share-based compensation effective January 1, 2006 and defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2009

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$428,522	$597,333
Short-term investments	—	95,681
Accounts receivable, less allowances for doubtful accounts and sales returns
of $7,608 and $9,634 at December 31, 2008 and December 31, 2007, respectively	291,763	317,792
Inventories	173,051	175,888
Other current assets	62,966	50,368

Total current assets	956,302	1,237,062
Property, plant and equipment, net	171,588	160,856
Intangible assets, net	149,652	141,759
Goodwill	268,364	272,626
Other assets	76,992	68,752

Total assets	$1,622,898	$1,881,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$36,120	$384,176
Accounts payable	47,240	47,451
Accrued employee compensation	43,535	58,771
Deferred revenue and customer advances	87,492	87,348
Accrued income taxes	—	994
Accrued warranty	10,276	13,119
Other current liabilities	64,843	66,575

Total current liabilities	289,506	658,434
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	77,017	52,353
Long-term income tax liability	80,310	70,079
Other long-term liabilities	15,060	14,113

Total long-term liabilities	672,387	636,545

Total liabilities	961,893	1,294,979
Commitments and contingencies (Notes 9, 10, 11, 13 and 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none
issued at December 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized,
148,069 and 147,061 shares issued, 97,891 and 100,975 shares
outstanding at December 31, 2008 and December 31, 2007, respectively	1,481	1,471
Additional paid-in capital	756,499	691,746
Retained earnings	1,913,403	1,590,924
Treasury stock, at cost, 50,178 and 46,086 shares at December 31, 2008
and December 31, 2007, respectively	(2,001,797)	(1,764,297)
Accumulated other comprehensive income	(8,581)	66,232

Total stockholders’ equity	661,005	586,076

Total liabilities and stockholders’ equity	$1,622,898	$1,881,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31
	2008	2007	2006
	(In thousands, except per share data)

Product sales	$1,139,886	$1,087,592	$936,269
Service sales	435,238	385,456	343,960

Total net sales	1,575,124	1,473,048	1,280,229
Cost of product sales	457,886	441,877	369,008
Cost of service sales	203,380	189,245	167,177

Total cost of sales	661,266	631,122	536,185

Gross profit	913,858	841,926	744,044
Selling and administrative expenses	426,699	403,703	357,664
Research and development expenses	81,588	80,649	77,306
Purchased intangibles amortization	9,290	8,695	5,439
Litigation provision	6,527	—	—
Restructuring and other charges, net	—	—	8,484

Operating income	389,754	348,879	295,151
Other expense, net	—	—	(5,847)
Interest expense	(38,521)	(56,515)	(51,657)
Interest income	20,959	30,828	25,312

Income from operations before income taxes	372,192	323,192	262,959
Provision for income taxes	49,713	55,120	40,759

Net income	$322,479	$268,072	$222,200

Net income per basic common share	$3.25	$2.67	$2.16
Weighted-average number of basic common shares	99,199	100,500	102,691
Net income per diluted common share	$3.21	$2.62	$2.13
Weighted-average number of diluted common shares and equivalents	100,555	102,505	104,240

The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$322,479	$268,072	$222,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	3,924	1,382	1,661
Provisions on inventory	10,632	6,024	5,903
Impairment of investments	—	—	5,847
Stock-based compensation	30,782	28,855	28,813
Deferred income taxes	(19,626)	5,946	506
Depreciation	29,071	27,467	25,896
Amortization of intangibles	36,200	25,850	20,263
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	21,739	(26,266)	(7,210)
Increase in inventories	(20,618)	(6,368)	(29,853)
Decrease (increase) in other current assets	(4,633)	(3,032)	(2,919)
Decrease (increase) in other assets	5,180	(6,600)	(13,146)
(Decrease) increase in accounts payable and other current liabilities	(19,970)	32,309	1,670
Increase in deferred revenue and customer advances	1,976	6,244	1,230
Increase in other liabilities	21,112	10,624	2,733

Net cash provided by operating activities	418,248	370,507	263,594
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(69,065)	(60,342)	(51,421)
Business acquisitions, net of cash acquired	(7,805)	(9,076)	(78,953)
Investment in unaffiliated company	—	(3,532)	—
Purchase of short-term investments	(19,738)	(390,542)	—
Maturity of short-term investments	115,419	294,861	—
Cash received from escrow related to business acquisition	—	724	—

Net cash provided by (used in) investing activities	18,811	(167,907)	(130,374)
Cash flows from financing activities:
Proceeds from debt issuances	469,407	1,131,834	406,844
Payments on debt	(817,463)	(1,151,119)	(334,629)
Payments of debt issuance costs	(501)	(1,081)	—
Proceeds from stock plans	28,646	91,427	39,913
Purchase of treasury shares	(237,500)	(200,648)	(249,203)
Excess tax benefit related to stock option plans	6,669	16,999	16,503
Payments of debt swaps and other derivative contracts	(22,196)	(7,098)	(5,334)

Net cash used in financing activities	(572,938)	(119,686)	(125,906)
Effect of exchange rate changes on cash and cash equivalents	(32,932)	253	13,264

(Decrease) Increase in cash and cash equivalents	(168,811)	83,167	20,578
Cash and cash equivalents at beginning of period	597,333	514,166	493,588

Cash and cash equivalents at end of period	$428,522	$597,333	$514,166

Supplemental cash flow information:
Income taxes paid	40,571	29,294	38,049
Interest paid	44,081	49,224	51,853

The accompanying notes are an integral part of the consolidated interim financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Number of		Additional				Other	Total	Statements of
	Common	Common	Paid-in	Deferred	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income
	(In thousands)

Balance December 31, 2005	142,287	$1,423	$467,681	$(255)	$1,104,557	$(1,314,446)	$24,672	$283,632
Comprehensive income, net of tax:
Net income	—	—	—	—	222,200	—	—	222,200	$222,200
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	27,072	27,072	27,072
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(10,575)	(10,575)	(10,575)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	4,210	4,210	4,210

Other comprehensive income	—	—	—	—	—	—	20,707	20,707	20,707

Comprehensive income									$242,907

Issuance of common stock for employees:
Stock Purchase Plan	70	1	2,636	—	—	—	—	2,637
Stock options exercised	1,727	17	37,259	—	—	—	—	37,276
Tax benefit related to stock option plans	—	—	16,503	—	—	—	—	16,503
Adoption of SFAS No. 123(R)	—	—	(255)	255	—	—	—	—
Adoption of SFAS No. 158	—	—	—	—	—	—	(1,714)	(1,714)
Treasury stock	—	—	—	—	—	(249,203)	—	(249,203)
Stock-based compensation	8	—	30,345	—	—	—	—	30,345

Balance December 31, 2006	144,092	$1,441	$554,169	$—	$1,326,757	$(1,563,649)	$43,665	$362,383

Comprehensive income, net of tax:
Net income	—	—	—	—	268,072	—	—	268,072	$268,072
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	26,276	26,276	26,276
Net appreciation (depreciation) and realized gains (losses) on derivative	—	—	—	—	—	—	(11,720)	(11,720)	(11,720)
instruments, net of tax
Changes in pension and postretirement benefits, net of tax	—	—	—	—	—	—	8,852	8,852	8,852
Unrealized gains (losses) on investments, net							(841)	(841)	(841)

Other comprehensive income	—	—	—	—	—	—	22,567	22,567	22,567

Comprehensive income									$290,639

Issuance of common stock for employees:
Stock Purchase Plan	61	1	2,883	—	—	—	—	2,884
Stock options exercised	2,844	28	88,515	—	—	—	—	88,543
Tax benefit related to stock option plans	—	—	16,999	—	—	—	—	16,999
Adoption of FIN 48	—	—	—	—	(3,905)	—	—	(3,905)
Treasury stock	—	—	—	—	—	(200,648)	—	(200,648)
Stock-based compensation	64	1	29,180	—	—	—	—	29,181

Balance December 31, 2007	147,061	1,471	691,746	—	1,590,924	(1,764,297)	66,232	586,076

Comprehensive income, net of tax:
Net income	—	—	—	—	322,479	—	—	322,479	$322,479
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(53,704)	(53,704)	(53,704)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	—	(519)	(519)	(519)
Changes in pension and postretirement benefits, net of tax	—	—	—	—	—	—	(20,466)	(20,466)	(20,466)
Unrealized gains (losses) on investments, net							(124)	(124)	(124)

Other comprehensive loss	—	—	—	—	—	—	(74,813)	(74,813)	(74,813)

Comprehensive income									$247,666

Issuance of common stock for employees:
Stock Purchase Plan	61	1	3,409	—	—	—	—	3,410
Stock options exercised	825	8	25,228	—	—	—	—	25,236
Tax benefit related to stock option plans	—	—	6,669	—	—	—	—	6,669
Increase in valuation allowance			(1,732)					(1,732)
Treasury stock	—	—	—	—	—	(237,500)	—	(237,500)
Stock-based compensation	122	1	31,179	—	—	—	—	31,180

Balance December 31, 2008	148,069	$1,481	$756,499	$—	$1,913,403	$(2,001,797)	$(8,581)	$661,005

The accompanying notes are an integral part of the consolidated interim financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Description of Business, Organization and Basis of Presentation

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments which are used primarily in predicting the suitability of polymers and liquids for various industrial, consumer goods and healthcare products as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

2	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, warranty and installation provisions, income taxes, contingencies, litigation, retirement plan obligations and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Risks and Uncertainties

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, global economic and credit conditions, development by its competitors of new technological innovations, risk of disruption, fluctuations in foreign currency exchange rates, dependence on key personnel, protection and litigation of proprietary technology, compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies and changes in the fair value of the underlying assets of the Company’s defined benefit plans.

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

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 70% in 2008, 68% in 2007 and 68% in 2006. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Cash and Cash Equivalents

Cash equivalents primarily represent highly liquid investments, with original maturities of generally 90 days or less, in commercial paper rated A1 or A1+ by Standard & Poor’s and P1 by Moody’s Investors Service, bank deposits, repurchase agreements, U.S. Government Treasury Bills and AAA rated U.S. Treasury Bill and European government bond money market funds which are convertible to a known amount of cash and carry an insignificant risk of change in market value. Similar investments with longer maturities are classified as short-term investments. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

Short-Term Investments

Short-term investments were classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. Realized gains and losses are determined on the specific identification method and are included in other income (expense) net. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the statement of operations. The Company classifies its investments as short-term investments exclusive of those categorized as cash equivalents. At December 31, 2007, the Company had short-term investments with a cost of $96 million, which approximated market value. The Company had no short-term investments as of December 31, 2008.

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 50% in 2008, 52% in 2007 and 52% in 2006. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2008, 2007 or 2006. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Seasonality of Business

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on a number of factors, including historical experience and the customer’s credit-worthiness. The allowance for doubtful accounts is reviewed on at least a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance when the Company feels it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2008	$9,634	$5,470	$(7,496)	$7,608
2007	$8,439	$6,617	$(5,422)	$9,634
2006	$6,550	$4,254	$(2,365)	$8,439

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A liability has also been recorded to recognize uncertain tax return reporting positions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2008, 2007 and 2006.

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for its reporting units. SFAS No. 142, “Goodwill and Other Intangible Assets”, defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to five years.

The Company capitalizes internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. At December 31, 2008 and 2007, capitalized internal software included in property, plant and equipment totaled $2 million each, net of accumulated amortization of $5 million and $4 million, respectively.

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

All investments at December 31, 2008 and 2007 are included in other assets and amounted to $7 million and $8 million, respectively. See Note 6, “Business Investments”, for net other-than-temporary impairment charges taken in 2006 for certain equity investments.

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

Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows. Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1, 157-2 and 157-3. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As is permitted by FSP No. 157-2, the Company has elected to defer implementation of this standard as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The Company is in the process of evaluating whether the adoption of FSP No. 157-2 will have a material effect on its financial position, results of operations or cash flows. FSP No. 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. As of December 31, 2008, the Company currently does not have any financial assets that are valued using inactive markets, and, as such are not currently impacted by the issuance of this FSP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with methodology prescribed by SFAS No. 157, the Company has measured and disclosed the fair value of the following financial instrument assets and liabilities as of December 31, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other
	Total	Identical	Observable	Significant
	December 31,	Assets	Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$223,000	$—	$223,000	$—
Waters Retirement Restoration Plan assets	12,888	—	12,888	—

Total	$235,888	$—	$235,888	$—

Liabilities:
Interest rate swap agreements	1,798	—	1,798	—
Foreign currency exchange contract agreements	1,595	—	1,595	—

Total	$3,393	$—	$3,393	$—

The fair values of the Company’s cash equivalents, plan assets and derivative instruments are determined through market, observable and corroborated sources. Fair values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate cost.

Stockholders’ Equity

In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2008 and 2007, the Company repurchased a total of 6.9 million shares at a cost of $402 million under this program, leaving $98 million authorized for future purchases. The Company repurchased 4.1 million, 3.4 million and 5.8 million shares at a cost of $235 million, $201 million and $249 million during 2008, 2007 and 2006, respectively, under the February 2007 authorization and previously announced programs. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.

Cash Flow Hedges

The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the years ended December 31, 2008 and 2007, the Company recorded a cumulative net pre-tax unrealized loss of $2 million and $1 million in accumulated other comprehensive income, respectively, on these interest rate swap agreements.

In the fourth quarter of 2005, the Company entered into a floating-to-fixed-rate interest rate swap, with a notional amount of $200 million and maturity date of June 2007, to hedge floating rate debt related to the term loan facility of its outstanding debt. For the year ended December 31, 2006, the Company recorded a cumulative net pre-tax realized gain of $1 million and, in December 2006, the Company closed out the swap, resulting in a pre-tax gain of less than $1 million. The gain was deferred and was recognized in earnings in 2007 over the original term of the interest rate swap.

Hedges of Net Investments in Foreign Operations

The Company has operations in various countries and currencies throughout the world, with approximately 35% of its sales denominated in Euros, 10% in Japanese Yen and smaller sales exposures in other currencies in 2008. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2007 and 2006, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from $30 million to $100 million. At December 31, 2008 and 2007, the Company had no outstanding cross-currency interest rate swaps contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax losses of $10 million in accumulated other comprehensive income, which consists of realized losses of $10 million. At December 31, 2006, the notional amount of the outstanding contracts totaled $100 million. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax losses of $11 million in accumulated other comprehensive income, which consists of realized losses of $10 million and unrealized losses of $1 million.

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies primarily include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2008, 2007 and 2006, the Company held forward foreign exchange contracts with notional amounts totaling approximately $120 million, $101 million and $71 million, respectively. For the year ended December 31, 2008, the Company recorded cumulative net pre-tax losses of $23 million, which consists of realized losses of $22 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax gains of $2 million, which consists of realized gains of $3 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2006, the Company recorded cumulative net pre-tax gains of $4 million, which consists of realized gains of $3 million relating to the closed forward contracts and $1 million of unrealized gains relating to the open forward contracts.

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

The Company’s method of revenue recognition for certain products requiring installation is in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability:
2008	$13,119	$9,644	$(12,487)	$10,276
2007	$12,619	$19,719	$(19,219)	$13,119
2006	$11,719	$17,940	$(17,040)	$12,619

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2008, 2007 and 2006 were $9 million, $6 million and $8 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described in Note 14, “Stock-Based Compensation”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

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

SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective, as the only impact that the standard will have on recorded amounts at that time relates to disposition of uncertain tax positions related to prior acquisitions. Following adoption, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows when it becomes effective, but may affect the accounting for non-controlling (or minority) interests from that date forward.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the useful life of a recognized intangible asset under SFAS No. 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends the standard to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The provisions of this FSP are not required for earlier periods presented and early adoption is permitted. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

3  Out-of-Period Adjustments

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

The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $9 million; reducing gross profit and income from operations before income tax by $9 million; reducing the provision for income taxes by $16 million and increasing net income by $8 million. For the year ended December 31, 2008, the errors had the effect of reducing the Company’s effective tax rate by 4.0 percentage points. In addition, as of June 28, 2008, the out-of-period adjustments increased the gross carrying value of capitalized software by $46 million; increased accumulated amortization for capitalized software by $36 million; reduced deferred tax liabilities by $14 million and increased accumulated other comprehensive income by $17 million.

The Company does not believe that the prior period errors, individually or in the aggregate, are material to any previously issued annual or quarterly financial statements. In addition, the Company does not believe that the adjustments described above to correct the cumulative effect of the errors in the three months ended June 28, 2008 are material to the three months ended June 28, 2008 or to the full year results for 2008. As a result, the Company has not restated its previously issued annual financial statements or interim financial data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4  Inventories

Inventories are classified as follows (in thousands):

	December 31
	2008	2007

Raw materials	$59,957	$51,426
Work in progress	12,899	16,970
Finished goods	100,195	107,492

Total inventories	$173,051	$175,888

5  Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31
	2008	2007

Land and land improvements	$9,735	$8,755
Buildings and leasehold improvements	123,278	118,517
Production and other equipment	222,361	206,361
Construction in progress	16,693	13,735

Total property, plant and equipment	372,067	347,368
Less: accumulated depreciation and amortization	(200,479)	(186,512)

Property, plant and equipment, net	$171,588	$160,856

During 2008, 2007 and 2006, the Company retired and disposed of approximately $9 million, $4 million and $30 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

6  Business Investments

In June 2007, the Company made an equity investment in Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $4 million in cash. This investment is accounted for under the cost method of accounting. On February 2, 2009, the Company acquired all of the remaining outstanding capital stock of Thar for $36 million, including the assumption of $4 million of debt.

In the fourth quarter of 2006, the Company recorded a $6 million charge for an other-than-temporary impairment to an equity investment in Caprion Pharmaceuticals Inc. (“Caprion”). The charge was recorded in 2006 when the Company was notified that Caprion’s financial condition had deteriorated and that a merger was occurring that, in the Company’s assessment, would result in the Company’s investment being substantially diminished. In March 2007, Caprion merged with Ecopia BioSciences Inc. and is now named Thallion Pharmaceuticals Inc. (“Thallion”). Thallion is publicly traded on the Toronto Stock Exchange and the Company’s investment is accounted for under SFAS No. 115. The market value of the Thallion investment was less than $1 million at both December 31, 2008 and 2007.

7  Acquisitions

In December 2008, the Company acquired the net assets of Analytical Products Group, Inc. (“APG”), a provider of environmental testing products for quality control and proficiency testing used in environmental laboratories, for $5 million in cash. This acquisition was accounted for under the purchase method of accounting and the results of APG have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $3 million of the purchase price to intangible assets comprised of non-compete

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, acquired technology, customer relationships and tradename. These intangible assets are being amortized over a weighted-average period of ten years. The excess purchase price of $1 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.

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

In October 2007, the Company acquired certain net assets and customer lists from a South Korean distributor of thermal analysis products for a total of $2 million in cash. The Company has allocated $2 million of the purchase price to intangible assets comprised of customer relationships and non-compete agreements. These intangible assets are being amortized over a weighted-average period of ten years.

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

In December 2006, the Company acquired all of the outstanding capital stock of Environmental Resources Associates, Inc. (“ERA”), a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for $62 million, including the assumption of $4 million of debt. This acquisition was accounted for under the purchase method of accounting and the results of operations of ERA have been included in the consolidated results of the Company from the acquisition date.

In August 2006, the Company acquired all of the outstanding capital stock of Thermometric AB (“Thermometric”), a manufacturer of high performance micro-calorimeters, and certain net assets and customer lists from a Taiwan distributor of thermal analysis products for a total of $3 million in cash. As part of the Thermometric acquisition, the Company assumed $1 million of debt. These acquisitions were accounted for under the purchase method of accounting and the results of operations of these acquisitions have been included in the consolidated results of the Company from the acquisition dates.

In February 2006, the Company acquired the net assets of the food safety business of VICAM Limited Partnership (“VICAM”) for $14 million. This acquisition was accounted for under the purchase method of accounting and the results of operations of VICAM have been included in the consolidated results of the Company from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the unaudited pro forma results of the ongoing operations for Waters, APG, VTI, CSC, ERA, Thermometric and VICAM as though the acquisitions of APG, VTI, CSC, ERA, Thermometric and VICAM had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006

Net revenues	$1,580,936	$1,482,258	$1,309,693
Net income	$323,152	$268,097	$226,853
Net income per basic common share	$3.26	$2.67	$2.21
Net income per diluted common share	$3.21	$2.62	$2.18

The pro forma effects of other acquisitions are immaterial.

8  Goodwill and Other Intangibles

The carrying amount of goodwill was $268 million and $273 million at December 31, 2008 and 2007, respectively. The overall decrease is primarily attributable to an $8 million decrease due to currency translation being partially offset by the $3 million of goodwill from the Company’s acquisitions of VTI and APG (Note 7).

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2008			December 31, 2007
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$113,526	$51,662	10 years	$111,207	$43,180	10 years
Capitalized software	184,434	109,876	4 years	133,215	74,298	4 years
Licenses	9,345	7,235	9 years	10,522	7,011	9 years
Patents and other intangibles	20,918	9,798	8 years	19,182	7,878	8 years

Total	$328,223	$178,571	7 years	$274,126	$132,367	7 years

The gross carrying value of capitalized software and related accumulated amortization increased by $46 million and $36 million, respectively, during the six months ended June 28, 2008 primarily as a result of an out-of-period adjustment (Note 3). During the year ended December 31, 2008, the Company acquired $4 million of purchased intangibles as a result of the acquisitions of VTI and APG. During the year ended December 31, 2007, the Company acquired $4 million of purchased intangibles as a result of the acquisitions of CSC and the distributor rights from a South Korean distributor of thermal analysis products. In addition, the gross carrying value of intangible assets decreased by $25 million in 2008 and increased $3 million in 2007, respectively, due to the effect of foreign currency translation. The gross carrying value of accumulated amortization for intangible assets decreased by $17 million in 2008 and increased by $1 million in 2007 due to the effect of foreign currency translation.

For the years ended December 31, 2008, 2007 and 2006, amortization expense for intangible assets was $36 million, $26 million and $20 million, respectively. Included in amortization expense for the year ended December 31, 2008 is a $9 million out-of-period adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $28 million for each of the next five years.

9  Debt

In March 2008, the Company entered into a new credit agreement (the “2008 Credit Agreement”) that provides for a $150 million term loan facility. In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The interest rates applicable to the 2008 and 2007 Credit Agreements are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 137.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2008 and 2007 Credit Agreements require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2008 and 2007 Credit Agreements include negative covenants that are customary for investment grade credit facilities. The 2008 and 2007 Credit Agreements also contain certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2008, the Company was in compliance with all such covenants.

In October 2008, the Company utilized cash balances associated with the effective liquidation of certain foreign legal entities into the U.S. to voluntarily prepay the $150 million term loan under the 2008 Credit Agreement. The Company prepaid the term loan in order to reduce interest expense and there was no penalty for prepaying the term loan. The repayment of the term loan effectively terminated all lending arrangements under the 2008 Credit Agreement. In addition, the Company utilized these cash balances to voluntarily repay $340 million of revolving outstanding debt under the 2007 Credit Agreement. The Company prepaid debt in order to reduce future interest expense since the yield on the Company’s existing cash and short-term investments had declined significantly. There were no penalties for prepaying this debt.

As of December 31, 2008, the Company had $500 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $599 million after outstanding letters of credit. At December 31, 2008, $500 million of the total debt was classified as long-term debt in the consolidated balance sheets. As of December 31, 2007, the Company had $865 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $233 million after outstanding letters of credit. At December 31, 2007, $500 million of the total debt was classified as long-term debt and $365 million classified as short-term debt in the consolidated balance sheets. The weighted-average interest rates applicable to these borrowings were 2.43% and 5.67% at December 31, 2008 and 2007, respectively.

The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $88 million at December 31, 2008 and $99 million at December 31, 2007. At December 31, 2008 and 2007, related short-term borrowings were $36 million at a weighted-average interest rate of 2.18% and $19 million at a weighted-average interest rate of 3.30%, respectively.

10  Income Taxes

Income tax data for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006

The components of income from operations before income taxes are as follows:
Domestic	$(6,728)	$1,638	$11,812
Foreign	378,920	321,554	251,147

Total	$372,192	$323,192	$262,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
	2008	2007	2006

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$64,837	$62,126	$46,883
Deferred	(15,124)	(7,006)	(6,124)

Total	$49,713	$55,120	$40,759

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$1,687	$10,239	$6,121
State	2,422	1,700	2,603
Foreign	45,604	43,181	32,035

Total	$49,713	$55,120	$40,759

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$130,267	$113,117	$92,036
Extraterritorial income exclusion	—	—	(2,676)
State income tax, net of federal income tax benefit	1,575	1,105	1,692
Net effect of foreign operations	(82,200)	(59,395)	(49,568)
Other, net	71	293	(725)

Provision for income taxes	$49,713	$55,120	$40,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2008	2007

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows:
Deferred tax assets:
Net operating losses and credits	$100,795	$107,362
Depreciation and capitalized software	5,846	3,824
Amortization	776	2,106
Stock-based compensation	19,580	13,192
Deferred compensation	23,262	16,487
Revaluation of equity investments	11,336	11,458
Inventory	2,185	1,530
Accrued liabilities and reserves	13,463	9,787
Other	10,938	9,733

	188,181	175,479
Valuation allowance	(82,978)	(81,639)

Deferred tax asset, net of valuation allowance	105,203	93,840
Deferred tax liabilities:
Depreciation and capitalized software	(5,526)	(14,149)
Amortization	(5,686)	(6,422)
Indefinite lived intangibles	(17,660)	(16,604)
Other	(159)	(119)

	(29,031)	(37,294)

Net deferred tax assets	$76,172	$56,546

Net deferred tax assets of $30 million and $24 million are included in other current assets and $46 million and $33 million are included in other assets at December 31, 2008 and 2007, respectively.

The Company’s deferred tax assets associated with net operating loss, tax credit carryforwards and alternative minimum tax credits are comprised of the following at December 31, 2008: $20 million ($50 million pre-tax) benefit of U.S. federal and state net operating loss carryforwards that begin to expire in 2020 and 2009, respectively; $70 million in foreign tax credits, which begin to expire in 2009; $10 million in research and development credits that begin to expire in 2010; and $1 million ($5 million pre-tax) in foreign net operating losses, $1 million ($4 million pre-tax) of which do not expire under current law, the remainder of which begin to expire in 2009. The Company has excluded the benefit of $13 million ($35 million pre-tax) of U.S. federal and state net operating loss carryforwards from the deferred tax asset balance at December 31, 2008. This amount represents an “excess tax benefit”, as the term is defined in SFAS No. 123(R), “Share Based Payment”, which will be recognized as a reduction to the Company’s accrued income taxes and an addition to its additional paid-in capital when it is realized in the Company’s tax returns.

As of December 31, 2008, the Company has provided a deferred tax valuation allowance of $83 million, principally against foreign tax credits ($70 million), certain foreign net operating losses and other deferred tax assets. The benefit relating to foreign tax credits and these other deferred tax assets, if realized, will be credited to additional paid-in capital.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $7 million, $17 million and $17 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, there were unremitted earnings of foreign subsidiaries of approximately $1.1 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48, which became effective on January 1, 2007, requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. FIN 48 also mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.

The Company implemented the methodology prescribed by FIN 48 as of January 1, 2007. The Company recorded the effect of adopting FIN 48 with a $4 million charge to beginning retained earnings in the consolidated balance sheet as of January 1, 2007. The 2008 and 2007 activity in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31
	2008	2007

Balance at beginning of period	$68,463	$62,418
Additions for tax positions of the current year	8,832	6,045

Balance at end of period	$77,295	$68,463

For the years ended December 31, 2008 and 2007, the Company recorded increases of $9 million and $6 million, respectively, in unrecognized tax benefits via the income tax provision. Included in the income tax provision for the year ended December 31, 2008 is an unrecorded tax benefit of $5 million that is associated with the reorganization of certain foreign entities in October 2008. In February 2009, the U.S. Treasury promulgated changes in income tax regulations that eliminate concerns with respect to the $5 million unrecognized tax benefit that was originally recorded in the third quarter of 2008 through the Company’s tax provision. Because these changes in income tax regulations were promulgated during the first quarter of 2009, the Company will record this $5 million item as a recognized tax benefit and, therefore, as a reduction of its income tax provision for the first quarter of 2009. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2008 were to become recognizable in the future, the Company would record a total reduction of approximately $76 million in the income tax provision. As of December 31, 2008, the Company believes $5 million of that total potential reduction may occur within the next twelve months.

The Company’s accounting policy is to record estimated interest and penalties related to the potential underpayment of income taxes, net of related tax effects, as a component of the income tax provision. For the years ended December 31, 2008 and 2007, the Company included $1 million and $1 million ($2 million and $2 million pre-tax), respectively, of such interest expense, net of related tax benefits, and no income tax penalty expense in the income tax provision. As of December 31, 2008 and 2007, the Company had accrued $5 million ($8 million pre-tax) and $4 million ($6 million pre-tax), respectively, of such estimated interest expense, net of related tax benefits. As of both December 31, 2008 and 2007, the Company had accrued no income tax penalty expense.

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that remain generally open to income tax audit examination by the various income tax authorities that have jurisdiction over the Company’s income tax reporting for that period of time. The Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of December 31, 2008, however, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rates for years ended December 31, 2008, 2007 and 2006 were 13.4%, 17.1% and 15.5%, respectively. The 2008 effective tax rate includes a $5 million tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 1.4 percentage points for 2008. The 2008 tax provision also contains out-of-period adjustments to correct errors relating to capitalized software amortization and the income tax provision. The $16 million tax benefit from the out-of-period adjustments reduced the Company’s effective tax rate by 4.0 percentage points for 2008. The 2007 tax provision includes a $4 million tax benefit associated with a one-time contribution into the Waters Employee Investment Plan. The remaining decrease in the effective tax rate for 2008 as compared with 2007 is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively lower effective tax rates. The net increase in the effective tax rate for 2007 as compared with 2006 is primarily attributable to increased net income in jurisdictions with comparatively higher tax rates.

11  Patent Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in England, France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In the meantime, however, the Company has recorded a $7 million provision in 2008 for damages and fees estimated to be incurred in connection with this case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2008. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

12  Restructuring and Other Charges

In February 2006, the Company implemented a cost reduction plan, primarily affecting operations in the U.S. and Europe, which resulted in the employment of 74 employees being terminated, all of which had left the Company as of December 31, 2006. In addition, the Company closed a sales and demonstration office in the Netherlands in the second quarter of 2006. The Company implemented this cost reduction plan primarily to realign its operating costs with business opportunities around the world. The Company incurred $8 million of charges in 2006 related to the February 2006 initiative. The Company does not expect to incur any additional charges in connection with this cost reduction initiative. The Company’s restructuring liability included in other current liabilities on the consolidated balance sheet was less than $1 million at both December 31, 2008 and 2007.

13  Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $30 million, $23 million and $23 million during the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rents payable as of December 31, 2008 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2009	$28,031
2010	17,931
2011	13,989
2012	10,057
2013 and thereafter	20,038

The Company licenses certain technology and software from third parties, which expire at various dates through 2009. Fees paid for licenses were less than $1 million for each of the years ended December 31, 2008, 2007 and 2006. Future minimum license fees payable under existing license agreements as of December 31, 2008 are immaterial for the years ended December 31, 2009 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, the Company entered into an agreement to purchase land adjacent to its TA facility in Delaware for approximately $7 million. The Company plans to construct a new 150,000 square foot facility in 2009 that will consolidate TA’s existing Delaware operations and accommodate future expansion at a cost of approximately $26 million. In addition, the Company entered into a lease termination agreement with its existing Delaware landlord that requires the Company to pay a lease termination fee of approximately $5 million when the Company vacates the existing leased property. The Company expects to vacate the leased property in the second half of 2009 once the construction of the new facility is complete.

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

14  Stock-Based Compensation

In May 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of December 31, 2008, the 2003 Plan has 3.9 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of December 31, 2008, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In February 1996, the Company adopted its 1996 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 1.0 million shares of the Company’s common stock commencing October 1, 1996. As of December 31, 2008, 0.9 million shares have been issued under the plan. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was less than $1 million for each of the years ended December 31, 2008, 2007 and 2006.

The Company accounts for stock-based compensation costs in accordance with SFAS No. 123(R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and SAB 107, “Share-Based Payment”. These standards require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of SFAS No. 123(R), the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2008	2007	2006

Cost of sales	$2,980	$3,352	$4,345
Selling and administrative	23,164	21,225	19,357
Research and development	4,638	4,278	5,111

Total stock-based compensation	$30,782	$28,855	$28,813

As of both December 31, 2008 and 2007, the Company has capitalized stock-based compensation costs of less than $1 million to inventory in the consolidated balance sheets. As of both December 31, 2008 and 2007, the Company has capitalized stock-based compensation costs of $2 million to capitalized software in the consolidated balance sheets.

Stock Option Plans

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk- free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model.

The relevant data used to determine the value of the stock options granted in 2008, 2007 and 2006 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2008	2007	2006

Options issued in thousands	583	516	572
Risk-free interest rate	2.1	3.8	4.5
Expected life in years	6.0	6.0	6.0
Expected volatility	.557	.291	.280
Expected dividends	—	—	—

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2008	2007	2006

Exercise price	$42.91	$75.29	$48.64
Fair value	$22.69	$27.33	$18.08

During 2008, 2007 and 2006, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $26 million, $98 million and $40 million, respectively. The total cash received from the exercise of these stock options was $25 million, $89 million and $37 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, 2007 and 2006, there were $41 million, $51 million and $61 million of total unrecognized compensation costs related to unvested stock option awards. These costs are expected to be recognized over a weighted-average period of 3.3 years.

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2008 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$21.05 to $38.99	2,912	$31.78	4.4	2,687	$31.19
$39.00 to $59.99	2,632	$46.33	7.2	1,362	$47.46
$60.00 to $80.97	1,291	$74.46	4.6	888	$72.91

	6,835	$45.44	5.5	4,937	$43.18

The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2007	7,097	$19.50 to $80.97	$43.93
Granted	583	$41.20 to $76.75	$42.91
Exercised	(825)	$19.50 to $72.06	$30.57
Cancelled	(20)	$32.12 to $72.06	$49.25

Outstanding at December 31, 2008	6,835	$21.05 to $80.97	$45.44

The aggregate intrinsic value of the outstanding stock options at December 31, 2008 was $15 million. Options exercisable at December 31, 2008, 2007 and 2006 were 4.9 million, 4.7 million and 6.3 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2008, 2007 and 2006 were $43.18, $40.77 and $37.43, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2008 was 4.5 years.

At December 31, 2008, the Company had 6.7 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $15 million, $45.35 and 5.5 years, respectively, at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

During each of the years ended December 31, 2008, 2007 and 2006, the Company granted eight thousand shares of restricted stock. The restrictions on these shares lapse at the end of a three-year period. The Company has recorded less than $1 million of compensation expense in each of the years ended December 31, 2008, 2007 and 2006 related to the restricted stock grants. The weighted-average fair value on the grant date of the restricted stock for 2008, 2007 and 2006 was $76.75, $48.88 and $39.64, respectively. As of December 31, 2008, the Company has 24 thousand unvested shares of restricted stock outstanding with a total of $1 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity (in thousands, except per share data):

		Weighted-Average
	Shares	Price

Unvested at December 31, 2007	489	$48.44
Granted	241	$60.37
Vested	(118)	$47.46
Forfeited	(15)	$49.22

Unvested at December 31, 2008	597	$53.43

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2008, 2007 and 2006 on the restricted stock units expected to vest were $8 million, $5 million and $2 million, respectively. As of December 31, 2008, there were $23 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.4 years.

15  Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$322,479	99,199	$3.25

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,161
Exercised and cancellations		195

Net income per diluted common share	$322,479	100,555	$3.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$268,072	100,500	$2.67

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,445
Exercised and cancellations		560

Net income per diluted common share	$268,072	102,505	$2.62

	Year Ended December 31, 2006
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$222,200	102,691	$2.16

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,217
Exercised and cancellations		332

Net income per diluted common share	$222,200	104,240	$2.13

For the years ended December 31, 2008, 2007 and 2006, the Company had 1.3 million, 0.9 million and 3.5 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

16  Comprehensive Income

Comprehensive income details follow (in thousands):

	Year Ended December 31
	2008	2007	2006

Net income	$322,479	$268,072	$222,200
Foreign currency translation	(53,704)	26,276	27,072
Net depreciation and realized losses on derivative instruments	(798)	(18,031)	(16,269)
Income tax benefit	279	6,311	5,694

Net depreciation and realized losses on derivative instruments, net of tax	(519)	(11,720)	(10,575)

Net foreign currency adjustments	(54,223)	14,556	16,497
Unrealized losses on investments before income taxes	(191)	(1,294)	—
Income tax benefit	67	453	—

Unrealized losses on investments, net of tax	(124)	(841)	—
Retirement liability adjustment, net of tax	(20,466)	8,852	4,210

Other comprehensive income (loss)	(74,813)	22,567	20,707

Comprehensive income	$247,666	$290,639	$242,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17  Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. Prior to the amendments described below, which became effective on January 1, 2008, the Company made matching contributions of 50% for contributions up to 6% of eligible pay after one year of service. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2008, 2007 and 2006, the Company’s matching contributions amounted to $10 million, $4 million and $4 million, respectively.

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

In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accrual under the Waters Retirement Plan and the Waters Retirement Restoration Plan (the “U.S. Pension Plans”) effective December 31, 2007. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment gain of $1 million. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company reduced the projected benefit obligation liability by $7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service.

The Company’s Board of Directors also approved a $13 million payment that was contributed to the Waters Employee Investment Plan in the first quarter of 2008. The $13 million of expense was reduced by a curtailment gain of $1 million, relating to various amendments to freeze the pay credit accrual, resulting in $12 million of expense recorded in the consolidated statements of operations in the year ending December 31, 2007 with $3 million included in cost of sales, $7 million included in selling and administrative expenses and $2 million included in research and development expenses. In addition, effective January 1, 2008, the Company’s Board of Directors increased the employer matching contribution in the Waters Employee Investment Plan to 100% for contributions up to 6% of eligible pay, an increase of 3%, and eliminated the one-year service requirement to be eligible for matching contributions.

The Company also sponsors other unfunded employee benefit plans in the U.S., including a retirement healthcare plan which provides reimbursement for medical expenses and is contributory. There are various non-U.S. retirement plans sponsored by the Company. The eligibility and vesting of the non-U.S. plans are generally consistent with the local laws and regulations.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132(R). This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, which was only disclosed in the footnotes to the financial statements prior to 2006, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants.

Summary data for the U.S. Pension Plans, the U.S. retirement healthcare plan and the Company’s non-U.S. retirement plans are presented in the following tables, using the measurement date of December 31, 2008 and 2007, respectively.

The summary of the projected benefit obligations at December 31, 2008 and 2007 is as follows (in thousands):

	2008			2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation, January 1	$92,311	$5,416	$21,716	$91,413	$4,941	$21,084
Service cost	91	691	1,502	7,122	658	1,224
Interest cost	5,944	329	885	5,271	277	815
Plan amendments	—	—	—	(6,448)	—	—
Employee rollovers	1,402	—	—	77	—	—
Actuarial losses (gains)	2,227	230	(626)	(3,016)	(162)	(1,279)
Disbursements	(3,639)	(318)	(673)	(2,108)	(298)	(1,476)
Currency Impact	—	—	1,002	—	—	1,348

Projected benefit obligation, December 31	$98,336	$6,348	$23,806	$92,311	$5,416	$21,716

The summary of the accumulated benefit obligations at December 31, 2008 and 2007 is as follows (in thousands):

	2008				2007
		U.S.				U.S.
	U.S.	Retirement		Non-U.S.	U.S.	Retirement		Non-U.S.
	Pension	Healthcare		Pension	Pension	Healthcare		Pension
	Plans	Plan		Plans	Plans	Plan		Plans

Accumulated benefit obligation	$98,022		*	$18,140	$91,989		*	$17,133

*	Not applicable.

The summary of the fair value of the plan assets at December 31, 2008 and 2007 is as follows (in thousands):

	2008			2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Fair value of assets, January 1	$79,544	$2,134	$11,283	$69,380	$1,753	$10,750
Actual return on plan assets	(23,310)	(368)	(95)	7,886	92	622
Company contributions	4,459	175	1,011	4,309	189	1,016
Employee contributions	—	460	—	—	398	—
Disbursements	(3,639)	(318)	(673)	(2,108)	(298)	(1,476)
Employee rollovers	1,402	—	—	77	—	—
Currency Impact	—	—	(1,457)	—	—	371

Fair value of assets, December 31	$58,456	$2,083	$10,069	$79,544	$2,134	$11,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status of the plans at December 31, 2008 and 2007 is as follows (in thousands):

	2008			2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation	$(98,336)	$(6,348)	$(23,806)	$(92,311)	$(5,416)	$(21,716)
Fair value of plan assets	58,456	2,083	10,069	79,544	2,134	11,283

Projected benefit obligation in excess of fair value of plan assets	$(39,880)	$(4,265)	$(13,737)	$(12,767)	$(3,282)	$(10,433)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2008 and 2007 under SFAS No. 158 is as follows (in thousands):

	2008			2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Long-term assets	$—	$—	$2,589	$—	$—	$2,467
Current liabilities	(54)	—	(56)	(59)	—	(46)
Long-term liabilities	(39,826)	(4,265)	(16,270)	(12,708)	(3,282)	(12,854)

Net amount recognized at December 31	$(39,880)	$(4,265)	$(13,737)	$(12,767)	$(3,282)	$(10,433)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008			2007			2006
		U.S.			U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans

Service cost	$91	$231	$1,502	$7,122	$260	$1,224	$7,916	$273	$1,137
Interest cost	5,944	329	885	5,271	277	815	4,529	241	687
Return on plan assets	(6,128)	(156)	(432)	(5,427)	(127)	(400)	(4,695)	(95)	(328)
Net amortization:
Prior service (cost) or credit	148	(54)	—	(55)	(53)	—	(82)	(54)	—
Net actuarial loss (gain)	86	—	(27)	613	—	20	1,234	—	13
Curtailment gain	—	—	—	(466)	—	—	—	—	—

Net periodic pension cost	$141	$350	$1,928	$7,058	$357	$1,659	$8,902	$365	$1,509

The summary of the amounts included in accumulated other comprehensive income (loss) in stockholders’ equity for the plans at December 31, 2008 and 2007 is as follows (in thousands):

	2008			2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Net (loss) or gain	$(36,863)	$(740)	$(699)	$(5,285)	$14	$30
Prior service (cost) or credit	(148)	321	—	(295)	374	—

Total	$(37,011)	$(419)	$(699)	$(5,580)	$388	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2008 is as follows (in thousands):

	2008
		U.S.
	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Net loss	$392	$11	$21
Prior service cost or (credit)	148	(54)	—

Total	$540	$(43)	$21

The plans’ investment asset mix is as follow at December 31, 2008 and 2007:

	2008			2007
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Equity securities	58%	41%	0%	72%	56%	0%
Debt securities	34%	21%	2%	26%	23%	2%
Cash and cash equivalents	4%	38%	0%	2%	21%	0%
Other	4%	0%	98%	0%	0%	98%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S.		Non-U.S.
	Retirement Healthcare Plans		Pension Plans
	Policy Target	Range	Policy Target

Equity securities	65%	40% - 80%	0%
Debt securities	25%	20% - 60%	2%
Cash and cash equivalents	0%	0% - 20%	0%
Other	10%	0% - 10%	98%

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

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2008, 2007 and 2006 are as follows:

	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.38%	3.65%	6.40%	4.12%	5.82%	3.84%
Increases in compensation levels	4.75%	3.21%	4.75%	3.24%	4.75%	2.99%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine the pension cost at December 31, 2008, 2007 and 2006 are as follows:

	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.40%	4.12%	5.94%	3.84%	5.50%	3.59%
Return on assets	8.00%	4.03%	7.97%	3.80%	7.97%	3.48%
Increases in compensation levels	4.75%	3.24%	4.75%	2.99%	4.75%	2.89%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

During fiscal year 2009, the Company expects to contribute approximately $7 million to $11 million to the Company’s defined benefit plans.

Estimated future benefit payments as of December 31, 2008 are as follows (in thousands):

		Non-U.S.
	U.S. Pension and	Pension
	Retirement Healthcare Plans	Plans	Total

2009	$3,760	$212	$3,972
2010	3,856	765	4,621
2011	4,729	849	5,578
2012	4,785	634	5,419
2013	5,217	885	6,102
2014 - 2018	40,937	6,627	47,564

18  Business Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company’s products and services are as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Product net sales
Waters instrument systems	$767,122	$742,045	$658,457
Chemistry	243,855	223,593	180,519
TA instrument systems	128,909	121,954	97,293

Total product net sales	1,139,886	1,087,592	936,269

Service net sales
Waters service	398,409	356,544	320,895
TA service	36,829	28,912	23,065

Total service net sales	435,238	385,456	343,960

Total net sales	$1,575,124	$1,473,048	$1,280,229

Geographic sales information is presented below (in thousands):

Year Ended December 31	2008	2007	2006

Net Sales:
United States	$476,301	$473,322	$405,632
Europe	545,620	511,973	437,088
Japan	151,685	134,757	135,791
Asia	291,639	246,587	205,440
Other	109,879	106,409	96,278

Total consolidated sales	$1,575,124	$1,473,048	$1,280,229

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

Long-lived assets information is presented below (in thousands):

December 31	2008	2007

Long-lived assets:
United States	$129,324	$115,698
Europe	33,243	37,991
Japan	1,943	1,364
Asia	5,679	4,306
Other	1,399	1,497

Total long-lived assets	$171,588	$160,856

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19  Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$371,712	$398,771	$386,310	$418,331	$1,575,124
Cost of sales	155,451	175,232	158,520	172,063	661,266

Gross Profit	216,261	223,539	227,790	246,268	913,858
Selling and administrative expenses	105,837	111,935	107,463	101,464	426,699
Research and development expenses	19,786	22,228	19,946	19,628	81,588
Purchased intangibles amortization	2,272	2,352	2,349	2,317	9,290
Litigation provision	—	—	—	6,527	6,527

Operating Income	88,366	87,024	98,032	116,332	389,754
Interest expense	(11,157)	(9,807)	(10,570)	(6,987)	(38,521)
Interest income	6,913	4,952	6,028	3,066	20,959

Income from operations before income taxes	84,122	82,169	93,490	112,411	372,192
Provision for income tax expense (benefit)	15,647	(979)	21,987	13,058	49,713

Net Income	$68,475	$83,148	$71,503	$99,353	$322,479

Net income per basic common share	$0.68	$0.83	$0.72	$1.01	$3.25
Weighted-average number of basic common shares	100,401	99,586	98,891	98,029	99,199

Net income per diluted common share	$0.67	$0.82	$0.71	$1.01	$3.21
Weighted-average number of diluted common shares and equivalents	101,983	101,035	100,566	98,821	100,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$330,777	$352,630	$352,638	$437,003	$1,473,048
Cost of sales	143,232	152,219	153,679	181,992	631,122

Gross Profit	187,545	200,411	198,959	255,011	841,926
Selling and administrative expenses	93,907	102,223	105,577	101,996	403,703
Research and development expenses	18,722	19,115	21,974	20,838	80,649
Purchased intangibles amortization	2,125	2,133	2,176	2,261	8,695

Operating Income	72,791	76,940	69,232	129,916	348,879
Interest expense	(13,188)	(13,335)	(14,783)	(15,209)	(56,515)
Interest income	6,353	6,939	8,061	9,475	30,828

Income from operations before income taxes	65,956	70,544	62,510	124,182	323,192
Provision for income taxes	10,019	10,635	9,227	25,239	55,120

Net Income	$55,937	$59,909	$53,283	$98,943	$268,072

Net income per basic common share	$0.55	$0.60	$0.53	$0.98	$2.67
Weighted-average number of basic common shares	101,416	100,327	99,821	100,689	100,500

Net income per diluted common share	$0.54	$0.59	$0.52	$0.96	$2.62
Weighted-average number of diluted common shares and equivalents	103,198	102,130	101,712	102,778	102,505

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher in the second and third quarters over the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the second quarter of 2008, the Company recorded out-of-period adjustments related to capitalized software amortization and the income tax provision (Note 3). In the third quarter of 2008, the Company recorded a $5 million tax provision associated with the reorganization of certain foreign legal entities (Note 10). In the fourth quarter of 2008, the Company recorded a $7 million provision related to ongoing litigation (Note 11). In the third quarter of 2007, the Company recorded a $12 million expense related to the contribution into the Waters Employee Investment Plan, which was made in the first quarter of 2008 (Note 17).

SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2008, 2007, 2006, 2005 and 2004. The Company’s financial statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008 are included in Item 8, Financial Statements and Supplemental Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2008*	2007*	2006*	2005	2004

STATEMENT OF OPERATIONS DATA:
Net sales	$1,575,124	$1,473,048	$1,280,229	$1,158,236	$1,104,536
Income from operations before income taxes	$372,192	$323,192	$262,959	$274,563	$285,671
Net income	$322,479	$268,072	$222,200	$201,975	$224,053
Net income per basic common share:
Net income per basic common share	$3.25	$2.67	$2.16	$1.77	$1.87
Weighted-average number of basic common shares	99,199	100,500	102,691	114,023	119,640
Net income per diluted common share:
Net income per diluted common share	$3.21	$2.62	$2.13	$1.74	$1.82
Weighted- average number of diluted common shares and equivalents	100,555	102,505	104,240	115,945	123,069
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and short-term investments	$428,522	$693,014	$514,166	$493,588	$539,077
Working capital**	$666,796	$578,628	$313,846	$309,101	$480,894
Total assets	$1,622,898	$1,881,055	$1,617,313	$1,428,931	$1,460,426
Long-term debt, including current maturities	$500,000	$500,000	$500,000	$500,000	$250,000
Stockholders’ equity**	$661,005	$586,076	$362,383	$283,632	$678,686
Employees	5,033	4,956	4,687	4,503	4,271

*	As a result of the adoption of SFAS No. 123(R) as of January 1, 2006, all share-based payments to employees have been recognized in the statements of operations based on their fair values. The Company adopted the modified prospective transition method permitted under SFAS No. 123(R) and, consequently, has not adjusted results from prior years. Stock-based compensation expense related to SFAS No. 123(R) was $31 million, $29 million and $29 million for the years ended December 31, 2008, 2007 and 2006, respectively.

**	As result of the adoption of SFAS No. 158 as of December 31, 2006, the Company was required to recognize the underfunded status of the Company’s retirement plans as a liability in the consolidated balance sheet. Prior to 2006, a significant portion of the Company’s retirement contribution accrual was classified in other current liabilities and included in working capital. In 2006, in accordance with SFAS No. 158, the majority of the retirement contribution accrual is included in the long-term retirement liability. Also, as result of the adoption SFAS No. 158, stockholders’ equity decreased by $2 million after-tax.

**	As a result of the adoption of FIN 48 as of January 1, 2007, the Company is required to measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Prior to January 1, 2007, these amounts were included in accrued income taxes in current liabilities. On January 1, 2007, the Company recorded the effect of adopting FIN 48 which included a $4 million charge to beginning retained earnings and a $58 million reclassification from accrued income taxes, which was included in working capital, to the long-term income tax liability in the consolidated balance sheet.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 36 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See report of PricewaterhouseCoopers LLP in Item 8 on page 37 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting identified in the evaluation discussed above (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Goverance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2009 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors and Executive Officers” and “Report of the Audit Committee of the Board of Directors.” Information regarding compliance Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors and that is in compliance with Item 406 of Regulation S-K. The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website, www.waters.com, under the caption “Governance”. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on such website. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, www.waters.com, under the caption Governance. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

As required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Company has filed the 2007 Domestic Company Section 303A Annual CEO Certification with the NYSE and there were no qualifications. This certifies that the Company’s Chief Executive Officer is not aware of any violation by the Company of the NYSE corporate governance listing standards. The Company has also filed the Sarbanes-Oxley Section 302 Certifications regarding the quality of the Company’s public disclosure with this Form 10-K and with the Form 10-K for the period ended December 31, 2007.

Item 11:	Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Compensation of Directors and Executive Officers” And “Compensation and Management Development Committee Interlocks and Insider Participation”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A))

Equity compensation plans approved by security holders	6,835	$45.44	3,911
Equity compensation plans not approved by security holders	—	—	—

Total	6,835	$45.44	3,911

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Directors and Executive Officers” And “Corporate Governance”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “Proposal 4 Ratification of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 38 to 72. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 27, 2009, is set forth on page 37 of this Form 10-K.

(2) Financial Statement Schedule:

None.

(3) Exhibits:

Exhibit
Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.(4)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000.(7)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.(9)
3.21	Amended and Restated Bylaws of Waters Corporation dated as of December 13, 2006.(18)
4.1	Rights Agreement dated August 9, 2002, between the Waters Corporation and Equiserve Trust Co.(11)
4.2	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent.(16)
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(6)(*)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan.(2)(*)
10.5	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(*)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(6)(*)
10.10	Waters Corporation Retirement Plan.(3)(*)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(13)(*)
10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)
10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan.(15)(*)
10.34	Waters Corporation 2003 Equity Incentive Plan.(12)(*)
10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(15)(*)
10.36	2008 Waters Corporation Management Incentive Plan.(*)
10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(17)(*)
10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)

Exhibit
Number	Description of Document

10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)
10.46	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(18)(*)
10.47	Five Year Credit Agreement, dated January 11, 2007 among Waters Corporation, Waters Technologies Ireland Limited, JP Morgan Chase Bank, N.A., JP Morgan Europe and other Lenders party thereto.(18)
10.48	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(18)(*)
10.49	Amended and Restated Waters Retirement Restoration Plan, Effective January 1, 2008.(*)
10.50	Amended and Restated Waters 401(k) Restoration Plan, Effective January 1, 2008.(19)(*)
10.53	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Mark T. Beaudouin.(20)(*)
10.54	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Douglas A. Berthiaume.(20)(*)
10.55	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Arthur G. Caputo.(20)(*)
10.56	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and William J. Curry.(20)(*)
10.57	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and John Ornell.(20)(*)
10.58	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Elizabeth B. Rae.(20)(*)
10.59	Term Credit Agreement, dated as of March 25, 2008 among Waters Corporation, JP Morgan Chase Bank, N.A. and other lenders party thereto.(21)
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement (File No. 001-14010).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000 (File No. 001-14010).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A12B/A dated August 27, 2002 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(18)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 2, 2008 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell
John Ornell
Vice President, Finance and
Administration and Chief Financial Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

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