Form 10-Q
period 2009-04-04
WATERS CORP /DE/
filed 2009-05-08
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of May 2, 2009: 96.404,407

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 4, 2009	December 31, 2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$388,153	$428,522
Short-term investments	43,119	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,427 and $7,608 at April 4, 2009 and December 31, 2008, respectively	279,345	291,763
Inventories	190,927	173,051
Other current assets	61,443	62,966

Total current assets	962,987	956,302
Property, plant and equipment, net	183,823	171,588
Intangible assets, net	171,707	149,652
Goodwill	289,669	268,364
Other assets	66,349	76,992

Total assets	$1,674,535	$1,622,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$88,059	$36,120
Accounts payable	47,592	47,240
Accrued employee compensation	29,975	43,535
Deferred revenue and customer advances	113,575	87,492
Accrued income taxes	5,529	—
Accrued warranty	10,318	10,276
Other current liabilities	48,487	64,843

Total current liabilities	343,535	289,506
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	73,524	77,017
Long-term income tax liability	77,110	80,310
Other long-term liabilities	14,653	15,060

Total long-term liabilities	665,287	672,387

Total liabilities	1,008,822	961,893

Commitments and contingencies (Notes 5, 6, 10 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 4, 2009 and December 31, 2008	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 148,255 and 148,069 shares issued, 96,357 and 97,891 shares outstanding at April 4, 2009 and December 31, 2008, respectively	1,483	1,481
Additional paid-in capital	764,064	756,499
Retained earnings	1,986,750	1,913,403
Treasury stock, at cost, 51,898 and 50,178 shares at April 4, 2009 and December 31, 2008, respectively	(2,065,643)	(2,001,797)
Accumulated other comprehensive income	(20,941)	(8,581)

Total stockholders’ equity	665,713	661,005

Total liabilities and stockholders’ equity	$1,674,535	$1,622,898

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Product sales	$227,448	$270,465
Service sales	105,604	101,247

Total net sales	333,052	371,712

Cost of product sales	83,402	106,340
Cost of service sales	44,052	49,111

Total cost of sales	127,454	155,451

Gross profit	205,598	216,261

Selling and administrative expenses	99,159	105,837

Research and development expenses	18,332	19,786

Purchased intangibles amortization	2,616	2,272

Operating income	85,491	88,366

Interest expense	(3,130)	(11,157)

Interest income	908	6,913

Income from operations before income taxes	83,269	84,122

Provision for income tax expense	9,922	15,647

Net income	$73,347	$68,475

Net income per basic common share	$0.75	$0.68

Weighted-average number of basic common shares	97,304	100,401

Net income per diluted common share	$0.75	$0.67

Weighted-average number of diluted common shares and equivalents	97,927	101,983
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 4, 2009	March 29, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$73,347	$68,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	375	260
Provisions on inventory	1,777	3,018
Stock-based compensation	7,348	7,453
Deferred income taxes	(1,977)	(2,325)
Depreciation	8,363	7,114
Amortization of intangibles	6,048	6,633
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,542	18,225
Increase in inventories	(17,792)	(18,585)
Decrease in other current assets	1,449	2,059
Decrease (increase) in other assets	210	(708)
Decrease in accounts payable and other current liabilities	(24,378)	(17,060)
Increase in deferred revenue and customer advances	26,059	15,402
(Decrease) increase in other liabilities	(5,683)	5,967

Net cash provided by operating activities	80,688	95,928
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(22,156)	(14,302)
Business acquisitions, net of cash acquired	(36,086)	—
Purchase of short-term investments	(43,119)	(19,738)
Maturity of short-term investments	—	57,451

Net cash provided by (used in) investing activities	(101,361)	23,411
Cash flows from financing activities:
Proceeds from debt issuances	94,764	287,014
Payments on debt	(46,724)	(241,889)
Payments of debt issuance costs	—	(466)
Proceeds from stock plans	944	12,545
Purchase of treasury shares	(63,846)	(76,758)
Excess tax benefit related to stock option plans	—	5,883
Payments of debt swaps and other derivative contracts	829	(2,662)

Net cash used in financing activities	(14,033)	(16,333)
Effect of exchange rate changes on cash and cash equivalents	(5,663)	221

(Decrease) Increase in cash and cash equivalents	(40,369)	103,227
Cash and cash equivalents at beginning of period	428,522	597,333

Cash and cash equivalents at end of period	$388,153	$700,560

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
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2009 and 2008 ended on April 4, 2009 and March 29, 2008, respectively.
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
     It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.
Reclassifications
Certain amounts from the prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications.
Fair Value Measurements
Fair values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximate cost.
     In accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”), the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 4, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 4, 2009 (in thousands):

		Quoted
		Prices in
		Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	April 4, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$283,153	$—	$283,153	$—
Short-term investments	43,119	—	43,119	—
Waters Retirement Restoration Plan assets	12,519	—	12,519	—
Foreign currency exchange contract agreements	2,217	—	2,217	—

Total	$341,008	$—	$341,008	$—

Liabilities:
Interest rate swap agreements	$1,888	$—	$1,888	$—

Total	$1,888	$—	$1,888	$—

     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Quoted
		Prices in
		Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$223,000	$—	$223,000	$—
Waters Retirement Restoration Plan assets	12,888	—	12,888	—

Total	$235,888	$—	$235,888	$—

Liabilities:
Interest rate swap agreements	$1,798	$—	$1,798	$—
Foreign currency exchange contract agreements	1,595	—	1,595	—

Total	$3,393	$—	$3,393	$—

     The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by the Company’s third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of our cash equivalents, short-term investments, retirement restoration plan assets, foreign currency exchange contracts and interest rate swap agreements are determined through market and observable sources and have been classified as Level 2. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by our pricing services as of April 4, 2009 and December 31, 2008.
     In January 2009, the Company implemented SFAS No. 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on our financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stockholders’ Equity
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended April 4, 2009, the Company repurchased 0.3 million shares at a cost of $9 million under this program.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended April 4, 2009 and March 29, 2008, the Company repurchased 1.4 million and 1.3 million shares at a cost of $53 million and $75 million, respectively, under this program. As of April 4, 2009, the Company repurchased an aggregate of 8.5 million shares of its common stock under the now expired February 2007 program for an aggregate cost of $464 million.
Hedge Transactions
The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
     Effective January 1, 2009, the Company implemented SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities", or SFAS No. 161. As a result of adopting this standard, the Company enhanced the disclosures for derivative instruments and hedging activities by providing additional information about the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance. SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 did not affect the presentation of Company’s financial position or results of operations.
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
     The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. The Company also considers the impact of our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At April 4, 2009 and December 31, 2008, the Company had a $2 million liability in both periods in other current liabilities in the consolidated balance sheets related to the interest rate swap agreements. For the three months ended April 4, 2009 and March 29, 2008, the Company recorded a cumulative pretax unrealized gain of $0.8 million and a cumulative pre-tax unrealized loss of $1.6 million in accumulated other comprehensive income, respectively, on the interest rate agreements. For the three months ended April 4, 2009 and March 29, 2008, the Company recorded additional interest expense of $0.8 million and $0.1 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in inter-company balances. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At April 4, 2009 and December 31, 2008, the Company held forward foreign exchange contracts with notional amounts totaling $142 million and $120 million, respectively. At April 4, 2009, the Company had a $2 million asset in other current assets in the consolidated balance sheets related to the foreign currency exchange contract agreements. At December 31, 2008, the Company had a $2 million liability in other current liabilities in the consolidated balance sheet related to the foreign currency exchange contract agreements. For three months ended April 4, 2009, the Company recorded cumulative net pre-tax gains of $5 million, which consists of realized gains of $1 million relating to the closed forward contracts and $4 million of unrealized gains relating to the open forward contracts. For three months ended March 29, 2008, the Company recorded cumulative net pre-tax losses of $2 million, which consists of realized losses of $3 million relating to the closed forward contracts and $1 million of unrealized gains relating to the open forward contracts.
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 4, 2009 and March 29, 2008 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
April 4, 2009	$10,276	$1,694	$(1,652)	$10,318
March 29, 2008	$13,119	$3,219	$(3,112)	$13,226
2 Inventories
Inventories are classified as follows (in thousands):

		December 31,
	April 4, 2009	2008
Raw materials	$60,232	$59,957
Work in progress	14,075	12,899
Finished goods	116,620	100,195

Total inventories	$190,927	$173,051

3 Acquisitions
Effective January 1, 2009, the Company implemented SFAS No. 141(R), “Business Combination”, (“SFAS No. 141(R)”). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development (“IPR&D”) and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS No. 141(R) is applicable to acquisitions completed after January 1, 2009. SFAS No. 141(R) amended SFAS No. 109, “Accounting for Income Taxes”, and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“SFAS No. 109”), or FIN 48. Previously,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS No. 141(R) does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS No. 141 or SFAS No. 141(R), will be recognized in current period income tax expense.
     In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (SFC) systems, for $36 million in cash and assumed $4 million of debt. The Company had previously made a $4 million equity investment in Thar in June 2007. Immediately prior to the acquisition date, the Company fair valued its original equity investment in Thar and the acquisition date fair value was $4 million. There was no gain or loss recognized in the statement operations as a result of remeasuring to fair value the Company’s equity interest in Thar prior to the business combination.
     This acquisition was accounted for under SFAS No. 141(R) and the results of Thar have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $24 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology, IPR&D and other purchased intangibles. The Company is amortizing the customer relationships and acquired technology over 15 years. The non-compete agreements and other purchased intangibles are being amortized over five years. These intangible assets are being amortized over a weighted-average period of approximately 13 years. Included in intangible assets is a trademark in the amount of $4 million that has been assigned an indefinite life. Also, included in intangibles assets are IPR&D intangibles in the amount of $1 million which will be amortized over an estimated useful life of 15 years once the projects have been completed and commercialized. Thar was acquired to add the environmentally friendly SFC technology to the Company’s product line and to leverage the Company’s distribution channels. The excess purchase price of $22 million has been accounted for as goodwill. The sellers also have provided the Company with customary representations, warranties and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes. Thar had approximately $2 million of sales included in the consolidated statement of operations for the three months ended April 4, 2009 since the acquisitions date. Thar’s impact on the Company net income for three months ended April 4, 2009 was insignificant since the acquisition date.
     The Company has determined the fair value of the assets and liabilities and the following table presents the fair values of 100% of the assets and liabilities owned and recorded in connection the Thar acquisitions (in thousands):

Cash	$364
Accounts receivable	3,863
Inventory	3,930
Other assets	4,421
Goodwill	21,960
Intangible assets	23,500

58,038

Accrued expenses and other current liabilities	5,499
Debt	3,899
Deferred tax liability	8,658

Cash consideration paid	$39,982

     The pro forma effect of the Thar acquisition is immaterial.
     In accordance with SFAS No. 157, the Company measured at fair value the non-financial assets and non-financial liabilities that were acquired through the acquisition of Thar. The fair value of these non-financial assets and non-financial liabilities were determined using Level 3 inputs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4 Goodwill and Other Intangibles
The carrying amount of goodwill was $290 million and $268 million at April 4, 2009 and December 31, 2008, respectively. The increase is primarily due to the Company’s acquisition of Thar which increased goodwill by $22 million (Note 3).
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	April 4, 2009			December 31, 2008
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$135,868	$53,610	10 years	$113,526	$51,662	10 years
Capitalized software	183,932	107,669	4 years	184,434	109,876	4 years
Licenses	9,392	7,496	9 years	9,345	7,235	9 years
Patents and other
intangibles	21,721	10,431	8 years	20,918	9,798	8 years

Total	$350,913	$179,206	7 years	$328,223	$178,571	7 years

     During the three months ended April 4, 2009, the Company acquired $24 million of purchased intangibles as a result of the acquisition of Thar. The gross carrying value of both intangible assets and accumulated amortization for intangible assets decreased by $1 million in the three months ended April 4, 2009 due to the effect of foreign currency translation.
     For the three months ended April 4, 2009 and March 29, 2008, amortization expense for intangible assets was $6 million and $7 million, respectively. Amortization expense for intangible assets is estimated to be approximately $28 million for each of the next five years.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this standard by the Company did not have a material effect on its financial position, results of operations or cash flows.
5 Debt
In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. The 2007 Credit Agreement matures on January 11, 2012 and requires no scheduled prepayments before that date. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date.
     The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of April 4, 2009, the Company was in compliance with all such covenants.
     At April 4, 2009 and December 31, 2008, the Company had a total of $560 and $500 million, respectively borrowed under the 2007 Credit Agreement, of which $500 million was classified as long-term debt in the consolidated balance sheets at both dates. As of April 4, 2009 and December 31, 2008, the Company had a total amount available to borrow of $539 million and $599 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to these borrowings were 1.26% and 2.43% at April 4, 2009 and December 31, 2008, respectively.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit, totaling $85 million and $88 million at April 4, 2009 and December 31, 2008, respectively. At April 4, 2009 and December 31, 2008, the related short-term borrowings were $28 million at a weighted-average interest rate of 2.15% and $36 million at a weighted average interest rate of 2.18%, respectively.
6 Income Taxes
The Company’s effective tax rates for the three months ended April 4, 2009 and March 29, 2008 were 11.9% and 18.6%, respectively. The Company recorded a $5 million tax benefit for the three months ended April 4, 2009 associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit increased net income by $0.05 per diluted share and decreased the Company’s effective tax rate by 5.5 percentage points for the three months ended April 4, 2009. The remaining decrease in the effective tax rate for the three months ended April 4, 2009 is primarily attributable to proportionately lower income in jurisdictions with comparatively higher effective tax rates.
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
     The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended April 4, 2009 and March 29, 2008 (in thousands):

	April 4,	March 29,
	2009	2008
Balance at the beginning of the period	$77,295	$68,463
Reduction in tax positions of the current year	(3,524)	1,031

Balance at the end of the period	$73,771	$69,494

     For the three months ended April 4, 2009, the Company recorded a $5 million tax benefit associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities and an increase of $1 million in other unrecognized tax benefits. If all of the Company’s unrecognized tax benefits accrued as of April 4, 2009 were to become recognizable in the future, the Company would record a total reduction of approximately $72 million in the income tax provision. As of April 4, 2009, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months.

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
     The consolidated statements of operations for the three months ended April 4, 2009 and March 29, 2008 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008

Cost of sales	$728	$907
Selling and administrative	6,034	5,539
Research and development	586	1,007

Total stock-based compensation	$7,348	$7,453

     As of both April 4, 2009 and December 31, 2008, the Company has capitalized stock-based compensation costs of less than $1 million to inventory in the consolidated balance sheets. As of both April 4, 2009 and December 31, 2008, the Company has capitalized stock-based compensation costs of $2 million to capitalized software in the consolidated balance sheets.
Stock Option Plans
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 4, 2009 and March 29, 2008 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 4, 2009	March 29, 2008
Options issued in thousands	28	28
Risk-free interest rate	2.0%	3.8%
Expected life in years	6.0	6.0
Expected volatility	.570	.291
Expected dividends	—	—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	April 4, 2009	March 29, 2008
Exercise price	$38.09	$76.75
Fair value	$20.71	$28.25
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2008	6,835	$21.05 to $80.97	$45.44
Granted	28	$38.09	$38.09
Exercised	(7)	$13.07 to $20.50	$19.60
Canceled	(52)	$47.12	$47.12

Outstanding at April 4, 2009	6,804	$21.05 to $80.97	$45.36

Restricted Stock
During the three months ended April 4, 2009, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $38.09. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended April 4, 2009 (in thousands, except for per share amounts):

		Weighted-
	Shares	Average Price
Unvested at December 31, 2008	597	$53.43
Granted	369	$35.22
Vested	(150)	$51.50
Forfeited	(17)	$53.98

Unvested at April 4, 2009	799	$45.62

     Restricted stock units are generally issued annually in February and vest in equal annual installments over a five year period.
8 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 4, 2009
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$73,347	97,304	$0.75

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		529
Exercised and cancellations		94

Net income per diluted common share	$73,347	97,927	$0.75

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 29, 2008
	Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$68,475	100,401	$0.68

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,549
Exercised and cancellations		33

Net income per diluted common share	$68,475	101,983	$0.67

     For the three months ended April 4, 2009 and March 29, 2008, the Company had 4.4 million and 1.3 million stock option securities, respectively, that were antidilutive due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
9 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended
		March 29,
	April 4, 2009	2008

Net income	$73,347	$68,475
Foreign currency translation	(13,296)	15,061
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	1,223	(2,525)
Income tax (expense) benefit	(428)	884

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	795	(1,641)

Net foreign currency adjustments	(12,501)	13,420
Unrealized gains (losses) on investments before income taxes	(38)	26
Income tax benefit (expense)	13	(9)

Unrealized gains (losses) on investments, net of tax	(25)	17

Retirement liability adjustment, net of tax	166	—

Other comprehensive income (loss)	(12,360)	13,437

Comprehensive income	$60,987	$81,912

10 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended April 4, 2009 and March 29, 2008 is as follows (in thousands):

	Three Months Ended
	April 4, 2009			March 29, 2008
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$23	$58	$424	$31	$53	$374
Interest cost	1,544	96	210	1,481	83	227
Expected return on plan assets	(1,678)	(37)	(83)	(1,528)	(39)	(114)
Net amortization:
Prior service costs	37	(14)	—	38	(14)	—
Net actuarial loss (gain)	98	3	12	33	—	(7)

Net periodic pension cost	$24	$106	$563	$55	$83	$480

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended April 4, 2009, the Company contributed $3 million to the U.S. Pension Plans. During fiscal year 2009, the Company expects to contribute a total of approximately $7 million to $11 million to the defined benefit plans.
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
     Net sales for the Company’s products and services are as follows for the three months ended April 4, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008

Product net sales
Waters instrument systems	$142,811	$181,351
Chemistry	59,212	59,264
TA instrument systems	25,425	29,850

Total product net sales	227,448	270,465

Service net sales
Waters service	97,056	94,033
TA service	8,548	7,214

Total service net sales	105,604	101,247

Total net sales	$333,052	$371,712

12 Patent Litigation
The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
     The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and in the first quarter of 2009 the Company has made a payment of $6 million in France for damages and fees estimated to be incurred in connection with this case. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13 Recent Accounting Standards Changes and Developments
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement was effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
     In April 2009, the FASB issued Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
     In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $333 million and $372 million for the three months ended April 4, 2009 (the “2009 Quarter”) and March 29, 2008 (the “2008 Quarter”), respectively, a decrease of 10%. Overall, the sales decline in the 2009 Quarter is primarily due to lower instrument spending by the Company’s customers as a result of the global economic recessionary conditions as well as the effect of foreign currency translation, which lowered the 2009 Quarter sales by 5%. In the 2009 Quarter, instrument system sales declined 20% while recurring sales of chemistry consumables and service increased 3%. Recently acquired companies added approximately 1% to the 2009 Quarter sales over the 2008 Quarter. The 2009 Quarter also benefited from three more selling days than the 2008 Quarter due to the Company’s interim fiscal calendar. As such, there will be conversely less selling days in the Company’s fiscal fourth quarter of 2009. The Company anticipated these additional selling days in the Company’s business outlook and estimates that these additional selling days contributed approximately 1% to 2% to the 2009 Quarter sales over the 2008 Quarter.
     During the 2009 Quarter, sales decreased from the 2008 Quarter in the U.S., Europe, Asia (including Japan) and the rest of world by 6%, 17%, 6% and 16%, respectively. The effect of foreign currency translation lowered the sales rates in the 2009 Quarter by 13% in Europe and 14% in the rest of the world.
     In the 2009 Quarter, global sales to pharmaceutical and industrial customers decreased 11% and 17%, respectively, from the 2008 Quarter. This decrease is primarily a result of the reduced spending on instrument systems caused by the global economic recession and the strengthening of the U.S. dollar in developing economies including India, South America and Eastern Europe. Global sales to government and academic customers were 13% higher in the 2009 Quarter and can be primarily attributed to sales of the newly introduced mass spectrometry instrument systems and higher ACQUITY UPLC® instrument systems sales.
     The Waters Division sales decreased 11% in the 2009 Quarter from the 2008 Quarter. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales decline was attributable to weaker demand for instrument systems which was partially offset by the recurring sales growth from the Company’s chemistry consumables and service businesses.
     In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction systems, for $36 million in cash, including the assumption of $4 million of debt. The Company had previously made a $4 million equity investment in Thar in June 2007. The Company expects that Thar will add approximately $20 million of product sales and be about neutral to earnings in 2009 after debt service costs.
     Sales growth for the TA Division (“TA”) decreased by 8% for the 2009 Quarter from the 2008 Quarter. TA’s products and services consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. TA’s sales decline in the 2009 Quarter can be primarily attributed to the decrease in spending by the Company’s industrial customers and the effect of foreign currency translation, which lowered sales by 2%. The July 2008 acquisition of VTI Corporation (“VTI”) added 3% to TA’s sales growth during the 2009 Quarter.
     Operating income was $85 million and $88 million in the 2009 Quarter and 2008 Quarter, respectively. The $3 million net decrease in operating income in the 2009 Quarter is primarily a result of the decrease in sales volume offset by lower selling, administrative and research and development spending achieved through cost reductions and the net favorable effect of foreign currency translation.
     The Company recorded a $5 million tax benefit in the 2009 Quarter associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit increased net income by $0.05 per diluted share and decreased the Company’s effective tax rate by 5.5 percentage points for the three months ended April 4, 2009.
     Net income per diluted share was $0.75 and $0.67 in the 2009 Quarter and 2008 Quarter, respectively. Although sales declined 10%, net income per diluted share grew at a rate of 12% in the 2009 Quarter over the 2008 Quarter. This net income per share growth is primarily attributed to the net favorable effect of foreign currency translation; leverage from the Company’s stock buyback programs; cost reduction programs targeted to reduce manufacturing and operating expenses; lower net interest expense and a lower effective tax rate.
     Net cash provided by operating activities was $81 million and $96 million in the 2009 Quarter and 2008 Quarter, respectively. The $15 million decrease is primarily a result of lower cash collections from customers due to the decrease in sales in the 2009 Quarter compared to the 2008 Quarter and the $6 million litigation payment that was expensed in 2008, offset by higher net income.
     Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $22 million and $14 million in the 2009 Quarter and 2008 Quarter, respectively. This increase in capital expenditures is primarily attributed to the construction of a new TA facility. In February 2009, the Company acquired Thar for $36 million in cash.
     Within cash flows used in financing activities, the Company received $1 million and $13 million of proceeds from stock plans in the 2009 Quarter and 2008 Quarter, respectively. The fluctuations in these amounts are primarily attributed to the change in the Company stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $62 million and $75 million of the Company’s outstanding common stock in the 2009 Quarter and 2008 Quarter, respectively, under the February 2009 authorization and previously announced stock repurchase programs.
Results of Operations
Net Sales
     Net sales for the 2009 Quarter and the 2008 Quarter were $333 million and $372 million, respectively, a decrease of 10%. Foreign currency translation lowered the 2009 Quarter sales rate by 5%. Product sales were $227 million and $270 million for the 2009 Quarter and the 2008 Quarter, respectively, a decrease of 16%. This decrease in product sales was primarily due to the overall decline in Waters and TA instrument systems and adverse foreign currency translation. Service sales were $106 million and $101 million in the 2009 Quarter and the 2008 Quarter, respectively, an increase of 4%. The increase in service sales was primarily attributable to increased sales of service plans and billings to a higher installed base of customers and approximately three more selling days, offset by adverse foreign currency translation.
Waters Division Net Sales
     The Waters Division net sales decreased 11% in the 2009 Quarter from the 2008 Quarter. The effect of foreign currency translation lowered the Waters Division sales across all product lines by 6% in the 2009 Quarter. Recently acquired companies added approximately 1% to the 2009 Quarter sales over the 2008 Quarter. Chemistry consumables sales were flat in the 2009 Quarter over the 2008 Quarter. Waters Division service sales grew 3% in the 2009 Quarter over the 2008 Quarter due primarily to increased sales of service plans and billings to the higher installed base of customers. In addition, recurring sales of chemistry consumables and service benefited from three more selling days than the 2008 Quarter. There will be conversely less selling days in the Company’s fiscal fourth quarter of 2009. Waters instrument system sales (LC and MS) declined 21% in the 2009 Quarter over the 2008 Quarter. The decrease in instrument systems sales is primarily attributable to weak industrial and pharmaceutical customer spending caused by the global recession. Waters Division sales by product line in the 2009 Quarter were approximately 48% for instrument systems, 20% for chemistry consumables and 32% for service as compared to 54% for instrument systems, 18% for chemistry consumables and 28% for service for the 2008 Quarter. Geographically, Waters Division sales in the U.S., Europe, Asia and the rest world declined approximately 6%, 17%, 5% and 17% respectively. This sales decline was primarily due to lower demand from the Company’s industrial and pharmaceutical customers; while sales to government and academic customers increased 13%. Asia’s sales decline in the 2009 Quarter over the 2008 Quarter was primarily driven by very weak sales in India and sluggish demand in Japan. Sales growth in China in the 2009 Quarter over the 2008 Quarter was strong and partially offset the weakness in other Asian markets. In Europe, the Company’s sales decline in the 2009 Quarter over the 2008 Quarter was primarily driven by weak demand in Eastern Europe. The effects of foreign currency translation decreased sales in Europe and the rest of the world by 14%, each in the 2009 Quarter compared to the 2008 Quarter.
TA Division Net Sales
TA’s sales decreased 8% in the 2009 Quarter from the 2008 Quarter primarily as a result of weak instrument system demand from its industrial customers and a 2% adverse effect from foreign currency translation. The impact of acquisitions added approximately 3% to sales in the 2009 Quarter over the 2008 Quarter. Instrument system sales declined 15% in the 2009 Quarter from the 2008 Quarter and represented approximately 75% of sales in the 2009 Quarter as compared to 81% in the 2008 Quarter. TA service sales grew 19% in the 2009 Quarter over the 2008 Quarter and can be primarily attributed to the higher installed base of customers and new service sales to the customers of recently acquired companies. Geographically, the sales decrease for TA was broad-based.
Gross Profit
Gross profit for the 2009 Quarter was $206 million compared to $216 million for the 2008 Quarter, a decrease of $10 million, or 5%. Gross profit as a percentage of sales increased to 61.7% in the 2009 Quarter compared to 58.2% for the 2008 Quarter. The decrease in gross profit dollars can be attributed to the lower sales volume being offset by the benefits from net favorable foreign currency translation and, to a lesser extent, lower manufacturing costs. During the 2009 Quarter, the Company’s gross profit as a percentage of sales benefited from the favorable movements in foreign exchange rates between the currencies where the Company manufactures products and the currencies where the sales were transacted. The increase in gross profit as a percentage of sales is also primarily a result of a significant change in sales mix. The 2009 Quarter contained a much higher level of higher margin chemistry consumables and service sales than the 2008 Quarter.
Selling and Administrative Expenses
Selling and administrative expenses for the 2009 Quarter and the 2008 Quarter were $99 million and $106 million, respectively, a decrease of 6%. The decrease in total selling and administrative expenses for the 2009 Quarter is primarily due to cost reductions and the comparative favorable impact of foreign currency translation. As a percentage of net sales, selling and administrative expenses were 29.8% for the 2009 Quarter compared to 28.5% for the 2008 Quarter.
Research and Development Expenses
Research and development expenses were $18 million and $20 million for the 2009 Quarter and the 2008 Quarter, respectively, a decrease of $2 million, or 7%. The decrease in research and development expenses for the 2009 Quarter is primarily due to the timing of new project introduction costs and the comparative favorable impact of foreign currency translation.
Interest Expense
Interest expense was $3 million and $11 million for the 2009 Quarter and 2008 Quarter, respectively. The decrease in interest expense for the 2009 Quarter is primarily attributable to a significant decrease in average borrowings and lower interest rates during the 2009 Quarter as compared to the 2008 Quarter.
Interest Income
Interest income was $1 million and $7 million for the 2009 Quarter and 2008 Quarter, respectively. The decrease in interest income is primarily due to significantly lower yields and significantly lower cash and short-term investment balances.
Provision for Income Taxes
The Company’s effective tax rates for the 2009 Quarter and 2008 Quarter were 11.9% and 18.6%, respectively. The Company recorded a $5 million tax benefit in the 2009 Quarter associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit increased net income by $0.05 per diluted share and decreased the Company’s effective tax rate by 5.5 percentage points in the 2009 Quarter. The remaining decrease in the effective tax rate for the 2009 Quarter is primarily attributable to proportionately lower income in jurisdictions with comparatively higher effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008

Net income	$73,347	$68,475
Depreciation and amortization	14,411	13,747
Stock-based compensation	7,348	7,453
Deferred income taxes	(1,977)	(2,325)
Change in accounts receivable	5,542	18,225
Change in inventories	(17,792)	(18,585)
Change in accounts payable and other current liabilities	(24,378)	(17,060)
Change in deferred revenue and customer advances	26,059	15,402
Other changes	(1,872)	10,596

Net cash provided by operating activities	80,688	95,928
Net cash (used in) provided by investing activities	(101,361)	23,411
Net cash used in financing activities	(14,033)	(16,333)
Effect of exchange rate changes on cash and cash equivalents	(5,663)	221

(Decrease) increase in cash and cash equivalents	$(40,369)	$103,227

Cash Flow from Operating Activities
Net cash provided by operating activities was $81 million and $96 million in the 2009 Quarter and 2008 Quarter, respectively. The $15 million decrease in net cash provided from operating activities in the 2009 Quarter compared to the 2008 Quarter is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2009 Quarter compared to the 2008 Quarter is primarily attributable to the timing of payments made by customers and the lower sales volume in the 2009 Quarter as compared to the 2008 Quarter. Days-sales-outstanding (“DSO”) decreased to 76 days at April 4, 2009 from 78 days at March 29, 2008 primarily from the effect of foreign currency translation.

•	The 2009 Quarter change in accounts payable and other current liabilities includes a $6 million litigation payment. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both the 2009 Quarter and the 2008 Quarter was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash (Used in) Provided By Investing Activities
Net cash used in investing activities totaled $101 million in the 2009 Quarter. Net cash provided by investing activities totaled $23 million in the 2008 Quarter. Additions to fixed assets and capitalized software were $22 million in the 2009 Quarter and $14 million in the 2008 Quarter. The increase in capital spending in the 2009 Quarter can be attributed primarily to the construction of a new TA facility. Future capital spending may increase in the next three to six months to fund facility expansion but capital spending is expected to return to 2008 levels beginning in the fourth quarter of 2009. During the 2009 Quarter, the Company purchased $43 million of short-term investments. During the 2008 Quarter, the Company purchased $20 million of short-term investments while $57 million of short-term investments matured. Business acquisitions, net of cash acquired, were $36 million during the 2009 Quarter. There were no business acquisitions in the 2008 Quarter.

Cash Used in Financing Activities
During the 2009 Quarter and 2008 Quarter, the Company’s net debt borrowings increased by $52 million and $45 million, respectively.
     In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. The 2007 Credit Agreement matures on January 11, 2012 and requires no scheduled prepayments before that date.
     The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans.
     As of April 4, 2009, the Company had a total of $560 million borrowed under the 2007 Credit Agreement that matures in 2012. The Company has $500 classified as long-term debt and $88 million of the debt classified as short-term debt from this credit agreement and various other lines of credit. As of April 4, 2009, the total amount available to borrow under the 2007 Credit Agreement was $539 million after outstanding letters of credit.
     In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2009 Quarter, the Company repurchased 0.3 million shares at a cost of $9 million under this program, leaving $491 million authorized for future repurchases. During the 2009 Quarter and 2008 Quarter, the Company repurchased a total of 1.7 million and 1.3 million shares at a cost of $62 million and $75 million, respectively, under the February 2009 authorization and previously announced programs.
     The Company received $1 million and $13 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2009 Quarter and 2008 Quarter, respectively.
     The Company believes that the cash, cash equivalents and short-term investments of $431 million at the end of the 2009 Quarter and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company reviewed its contractual obligations and commercial commitments as of April 4, 2009 and determined that there were no material changes from the ones set forth in the Form 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
     During the 2009 Quarter, the Company contributed $3 million to the Company’s U.S. defined benefit plans. During fiscal year 2009, the Company expects to contribute a total of approximately $7 million to $11 million to the Company’s defined benefit plans.
     The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2009 Quarter. The Company did not make any changes in those policies during the 2009 Quarter.
New Accounting Pronouncements
Please refer to Note 13, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business; (iv) the Company’s ability to continue to control costs and maintain quality; (v) current economic conditions and (vi) the impact of the Company’s various litigation matters, including the Dearborn action and ongoing patent litigation. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact on demand among the Company’s various market sectors from current economic difficulties and recession; the impact of changes in accounting principles and practices or tax rates, including the effect of recently restructuring certain legal entities; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Certain of these and other factors are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The forward-looking statements included in this quarterly report on Form 10-Q represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the Company’s market risk during the three months ended April 4, 2009. For information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts. In January 2009, Inter-Local Pension Fund GCC/IBT filed a motion to be appointed as lead plaintiff, which was granted. In April 2009, plaintiff filed an amended complaint that alleges that between July 24, 2007 and January 22, 2008, the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate, and the level of business activity in Japan. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The action is purportedly brought on behalf of persons who purchased common stock of the Company between July 24, 2007 and January 22, 2008. The Company expects to respond to the amended complaint in June 2009 and intends to defend vigorously.
     There have been no other material changes in the Company’s legal proceedings during the three months ended April 4, 2009 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.
Item 1A: Risk Factors
     Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the fiscal year end December 31, 2008. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 23. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended April 4, 2009 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):
2007 Program

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
January 1 to January 31, 2009	50	$36.17	50	$96,638
February 1 to February 28, 2009	1,334	38.24	1,334	45,630
March 1 to April 4, 2009	—	—	—	*

Total	1,384	$38.16	1,384	*

*	This Program expired in February 2009.
2009 Program

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (2)	the Programs
January 1 to January 31, 2009	—	$—	—	$500,000
February 1 to February 28, 2009	—	—	—	$500,000
March 1 to April 4, 2009	290	32.40	290	$490,603

Total	290	$32.40	290	$490,603

(1)	The Company purchased 1.4 million shares of its outstanding common stock in the 2009 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period. As of April 4, 2009, the Company repurchased an aggregate of 8.5 million shares of its common stock under the now expired 2007 Program for an aggregate of $464 million.

(2)	The Company purchased 0.3 million shares of its outstanding common stock in the 2009 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.
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

Date: May 8, 2009