Form 10-Q
period 2009-07-04
WATERS CORP /DE/
filed 2009-08-07
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of July 31, 2009: 95,518,481

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Part I: Financial Information
Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	July 4, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$358,445	$428,522
Short-term investments	147,236	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,043 and $7,608 at July 4, 2009 and December 31, 2008, respectively	294,936	291,763
Inventories	196,316	173,051
Other current assets	61,324	62,966

Total current assets	1,058,257	956,302
Property, plant and equipment, net	203,293	171,588
Intangible assets, net	177,407	149,652
Goodwill	292,312	268,364
Other assets	71,348	76,992

Total assets	$1,802,617	$1,622,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$130,757	$36,120
Accounts payable	51,297	47,240
Accrued employee compensation	29,639	43,535
Deferred revenue and customer advances	112,936	87,492
Accrued income taxes	11,196	—
Accrued warranty	10,030	10,276
Other current liabilities	54,241	64,843

Total current liabilities	400,096	289,506
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	74,423	77,017
Long-term income tax liability	78,741	80,310
Other long-term liabilities	18,608	15,060

Total long-term liabilities	671,772	672,387

Total liabilities	1,071,868	961,893

Commitments and contingencies (Notes 6, 7, 8 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 4, 2009 and December 31, 2008	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 148,353 and 148,069 shares issued, 95,478 and 97,891 shares outstanding at July 4, 2009 and December 31, 2008, respectively	1,484	1,481
Additional paid-in capital	774,375	756,499
Retained earnings	2,056,657	1,913,403
Treasury stock, at cost, 52,875 and 50,178 shares at July 4, 2009 and December 31, 2008, respectively	(2,110,682)	(2,001,797)
Accumulated other comprehensive income	8,915	(8,581)

Total stockholders’ equity	730,749	661,005

Total liabilities and stockholders’ equity	$1,802,617	$1,622,898

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	July 4, 2009	June 28, 2008

Product sales	$253,521	$287,121
Service sales	109,316	111,650

Total net sales	362,837	398,771

Cost of product sales	98,506	121,256
Cost of service sales	45,648	53,976

Total cost of sales	144,154	175,232

Gross profit	218,683	223,539

Selling and administrative expenses	109,583	111,935

Research and development expenses	19,722	22,228

Purchased intangibles amortization	2,683	2,352

Operating income	86,695	87,024

Interest expense	(2,649)	(9,807)

Interest income	595	4,952

Income from operations before income taxes	84,641	82,169

Provision for income tax expense (benefit)	14,734	(979)

Net income	$69,907	$83,148

Net income per basic common share	$0.73	$0.83

Weighted-average number of basic common shares	96,147	99,586

Net income per diluted common share	$0.72	$0.82

Weighted-average number of diluted common shares and equivalents	96,996	101,035
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008

Product sales	$480,969	$557,586
Service sales	214,920	212,897

Total net sales	695,889	770,483

Cost of product sales	181,908	227,596
Cost of service sales	89,700	103,087

Total cost of sales	271,608	330,683

Gross profit	424,281	439,800

Selling and administrative expenses	208,742	217,772

Research and development expenses	38,054	42,014

Purchased intangibles amortization	5,299	4,624

Operating income	172,186	175,390

Interest expense	(5,779)	(20,964)

Interest income	1,503	11,865

Income from operations before income taxes	167,910	166,291

Provision for income taxes	24,656	14,668

Net income	$143,254	$151,623

Net income per basic common share	$1.48	$1.52

Weighted-average number of basic common shares	96,696	99,981

Net income per diluted common share	$1.47	$1.49

Weighted-average number of diluted common shares and equivalents	97,388	101,531
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008

Cash flows from operating activities:
Net income	$143,254	$151,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	787	890
Provisions on inventory	3,560	5,466
Stock-based compensation	14,506	15,509
Deferred income taxes	5,007	(13,373)
Depreciation	16,296	15,611
Amortization of intangibles	12,611	23,176
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,845)	22,164
Increase in inventories	(18,584)	(33,684)
Decrease in other current assets	2,383	2,909
Decrease (increase) in other assets	178	(3,085)
Decrease in accounts payable and other current liabilities	(24,829)	(10,275)
Increase in deferred revenue and customer advances	22,220	19,761
(Decrease) increase in other liabilities	(1,710)	6,596

Net cash provided by operating activities	173,834	203,288
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(57,754)	(32,574)
Business acquisitions, net of cash acquired	(36,086)	—
Purchase of short-term investments	(147,236)	(19,738)
Maturity of short-term investments	—	115,419

Net cash (used in) provided by investing activities	(241,076)	63,107
Cash flows from financing activities:
Proceeds from debt issuances	143,625	389,904
Payments on debt	(52,888)	(290,060)
Payments of debt issuance costs	—	(501)
Proceeds from stock plans	3,955	16,247
Purchase of treasury shares	(108,885)	(154,336)
Excess tax benefit related to stock option plans	—	6,168
Proceeds (payments) of debt swaps and other derivative contracts	8,318	(483)

Net cash used in financing activities	(5,875)	(33,061)
Effect of exchange rate changes on cash and cash equivalents	3,040	14

(Decrease) increase in cash and cash equivalents	(70,077)	233,348
Cash and cash equivalents at beginning of period	428,522	597,333

Cash and cash equivalents at end of period	$358,445	$830,681

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
     The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2009 and 2008 ended on July 4, 2009 and June 28, 2008, respectively.
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 4, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 4, 2009 (in thousands):

		Quoted Prices in
		Active Market for	Significant Other	Significant
	Total at	Identical Assets	Observable Inputs	Unobservable Inputs
	July 4, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$228,445	$—	$228,445	$—
Short-term investments	147,236	—	147,236	—
Waters Retirement Restoration Plan assets	14,601	—	14,601	—
Foreign currency exchange contract agreements	436	—	436	—

Total	$390,718	—	$390,718	—

Liabilities:
Interest rate swap agreements	$985	$—	$985	$—
Foreign currency exchange contract agreements	97	—	97	—

Total	$1,082	$—	$1,082	$—

     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Quoted Prices in
	Total at	Active Market for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$223,000	$—	$223,000	$—
Waters Retirement Restoration Plan assets	12,888	—	12,888	—

Total	$235,888	—	$235,888	—

Liabilities:
Interest rate swap agreements	$1,798	$—	$1,798	$—
Foreign currency exchange contract agreements	1,595	—	1,595	—

Total	$3,393	$—	$3,393	$—

     The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets, foreign currency exchange contracts and interest rate swap agreements are determined

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of July 4, 2009 and December 31, 2008.
     In January 2009, the Company implemented SFAS No. 157 for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a significant impact on its financial statements.
Stockholders’ Equity
     In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the six months ended July 4, 2009, the Company repurchased 1.3 million shares at a cost of $54 million under this program.
     In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the six months ended July 4, 2009 and June 30, 2008, the Company repurchased 1.4 million and 2.5 million shares at a cost of $53 million and $152 million, respectively, under this program. As of July 4, 2009, the Company repurchased an aggregate of 8.5 million shares of its common stock under the now expired February 2007 program for an aggregate cost of $464 million.
Hedge Transactions
     The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
     Effective January 1, 2009, the Company implemented SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”. As a result of adopting this standard, the Company enhanced the disclosures for derivative instruments and hedging activities by providing additional information about the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance. SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 did not affect the presentation of the Company’s financial position or results of operations.
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
Cash Flow Hedges
     The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At July 4, 2009 and December 31, 2008, the Company had a $1 million and $2 million liability, respectively, in other current liabilities in the consolidated balance sheets related to the interest rate swap agreements. For the three and six months ended July 4, 2009, the Company recorded a cumulative pre-tax unrealized gain of less than $1 million and $1 million, respectively, in accumulated other comprehensive income on the interest rate agreements. For the three and six months ended June 28, 2008, the Company recorded a cumulative pre-tax unrealized gain of $1 million and a cumulative pre-tax unrealized loss of less than $1 million, respectively, in accumulated other comprehensive income on the interest rate agreements. For both the three months ended July 4, 2009 and June 28, 2008, the Company recorded additional interest expense of less than $1 million. For both the six months ended July 4, 2009 and June 28, 2008, the Company recorded additional interest expense of less than $1 million.
Other
     The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At July 4, 2009 and December 31, 2008, the Company held forward foreign exchange contracts with notional amounts totaling $152 million and $120 million, respectively. At July 4, 2009, the Company had a less than $1 million asset in other current assets in the consolidated balance sheet related to the foreign currency exchange contract agreements. At December 31, 2008, the Company had a $2 million liability in other current liabilities in the consolidated balance sheet related to the foreign currency exchange contract agreements. For the three months ended July 4, 2009, the Company recorded cumulative net pre-tax gains of $6 million, which consists of realized gains of $7 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the six months ended July 4, 2009, the Company recorded cumulative net pre-tax gains of $10 million, which consists of realized gains of $8 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts. For the three months ended June 28, 2008, the Company recorded cumulative net pre-tax gains of $2 million, which consists of realized gains of $2 million relating to the closed forward contracts. For the six months ended June 28, 2008, the Company recorded cumulative net pre-tax gains of $1 million, which consists of $1 million of unrealized gains relating to the open forward contracts.
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
     The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 4, 2009 and June 28, 2008 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
July 4, 2009	$10,276	$2,054	$(2,300)	$10,030
June 28, 2008	$13,119	$6,460	$(6,019)	$13,560
2 Out-of-Period Adjustments
     During the second quarter of 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily related to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $9 million; reducing gross profit and income from operations before income tax by $9 million; reducing the provision for income taxes by $16 million and increasing net income by $8 million. For the three and six months ended June 28, 2008, the errors reduced the Company’s effective tax rate by 18.1 percentage points and 8.9 percentage points, respectively. In addition, the out-of-period adjustments had the following effect on the consolidated balance sheet as of June 28, 2008: increased the gross carrying value of capitalized software by $46 million; increased accumulated amortization for capitalized software by $36 million; reduced deferred tax liabilities by $14 million and increased accumulated other comprehensive income by $17 million.
     The Company did not believe that the prior period errors, individually or in the aggregate, are material to any previously issued annual or quarterly financial statements. In addition, the Company did not believe that the adjustments described above to correct the cumulative effect of the errors in the three months ended June 28, 2008 are material to the three months ended June 28, 2008 or to the full year results for 2008. As a result, the Company did not restate its previously issued annual financial statements or interim financial data.
3 Inventories
     Inventories are classified as follows (in thousands):

		December 31,
	July 4, 2009	2008
Raw materials	$59,212	$59,957
Work in progress	15,753	12,899
Finished goods	121,351	100,195

Total inventories	$196,316	$173,051

4 Acquisitions
Effective January 1, 2009, the Company implemented SFAS No. 141(R), “Business Combinations”. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development (“IPR&D”) and either amortize it over the life of the product or write it off if the project is abandoned or impaired. SFAS No. 141(R) is applicable to acquisitions completed after January 1, 2009. SFAS No. 141(R) amended SFAS No. 109, “Accounting for Income Taxes”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). Previously, SFAS No. 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS No. 141(R) does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS No. 141 or SFAS No. 141(R), will be recognized in current period income tax expense.
     In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. Thar was acquired to add the environmentally-friendly SFC technology to the Company’s product line and to leverage the Company’s distribution channels. The Company had previously made a $4 million equity investment in Thar in June 2007. Immediately prior to the acquisition date, the Company remeasured the fair value of its original equity investment in Thar, resulting in an acquisition date fair

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of $4 million. Thus, there was no gain or loss recognized in the statement operations as a result of remeasuring the Company’s equity interest in Thar to fair value prior to the business combination.
     The acquisition of Thar was accounted for under SFAS No. 141(R) and the results of Thar have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $24 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology, IPR&D and other purchased intangibles. The Company is amortizing the customer relationships and acquired technology over 15 years. The non-compete agreements and other purchased intangibles are being amortized over five years. These intangible assets are being amortized over a weighted-average period of 13 years. Included in intangible assets is a trademark in the amount of $4 million that has been assigned an indefinite life. Also included in intangibles assets are IPR&D intangibles in the amount of $1 million, which will be amortized over an estimated useful life of 15 years once the projects have been completed and commercialized. The excess purchase price of $22 million has been accounted for as goodwill. The sellers also have provided the Company with customary representations, warranties and indemnification which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes. Since the acquisition date, Thar added $5 million and $7 million of sales, respectively, to the consolidated statements of operations for the three and six months ended July 4, 2009. Thar’s impact since the acquisition date on the Company’s net income for both the three and six months ended July 4, 2009 was not significant. The pro forma effect of the results of the ongoing operations for the Company and Thar as though the acquisition of Thar had occurred at the beginning of the periods covered by this report is immaterial.
     In accordance with SFAS No. 157, the Company measured the non-financial assets and non-financial liabilities that were acquired through the acquisition of Thar at fair value. The fair value of these non-financial assets and non-financial liabilities were determined using Level 3 inputs. The following table presents the fair values, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the Thar acquisition (in thousands):

Cash	$364
Accounts receivable	3,863
Inventory	3,930
Other assets	4,421
Goodwill	21,960
Intangible assets	23,500

58,038

Accrued expenses and other current liabilities	5,499
Debt	3,899
Deferred tax liability	8,658

Cash consideration paid	$39,982

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $292 million and $268 million at July 4, 2009 and December 31, 2008, respectively. The increase is primarily due to the Company’s acquisition of Thar, which increased goodwill by $22 million (Note 4). Currency translation adjustments increased goodwill by $2 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	July 4, 2009			December 31, 2008
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$136,053	$56,144	10 years	$113,526	$51,662	10 years
Capitalized software	198,518	114,604	4 years	184,434	109,876	4 years
Licenses	9,619	7,885	9 years	9,345	7,235	9 years
Patents and other intangibles	23,090	11,240	8 years	20,918	9,798	8 years

Total	$367,280	$189,873	7 years	$328,223	$178,571	7 years

     During the six months ended July 4, 2009, the Company acquired $24 million of purchased intangibles as a result of the acquisition of Thar. In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $1 million and less than $1 million, respectively, in the six months ended July 4, 2009 due to the effect of foreign currency translation.
     For the three months ended July 4, 2009 and June 28, 2008, amortization expense for intangible assets was $7 million and $17 million, respectively. For the six months ended July 4, 2009 and June 28, 2008, amortization expense for intangible assets was $13 million and $23 million, respectively. Included in amortization expense for both the three and six months ended June 28, 2008 is a $9 million out-of-period adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $30 million for each of the next five years.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is applied prospectively to intangible assets acquired after the effective date. The adoption of this standard by the Company did not have a material effect on its financial position, results of operations or cash flows.
6 Debt
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
     The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of July 4, 2009, the Company was in compliance with all such covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At July 4, 2009 and December 31, 2008, the Company had a total of $595 million and $500 million, respectively, borrowed under the 2007 Credit Agreement, of which $500 million was classified as long-term debt in the consolidated balance sheets at both dates. As of July 4, 2009 and December 31, 2008, the Company had a total amount available to borrow of $504 million and $599 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to these borrowings were 0.78% and 2.43% at July 4, 2009 and December 31, 2008, respectively.
     The Company, and its foreign subsidiaries, also had available short-term lines of credit totaling $87 million and $88 million at July 4, 2009 and December 31, 2008, respectively. At July 4, 2009 and December 31, 2008, the related short-term borrowings were $36 million at a weighted-average interest rate of 2.15% and $36 million at a weighted average interest rate of 2.18%, respectively.
7 Income Taxes
The Company’s effective tax rates for the three months ended July 4, 2009 and June 28, 2008 were an income tax provision of 17.4% and an income tax benefit of 1.2%, respectively. The Company’s effective tax rates for the six months ended July 4, 2009 and June 28, 2008 were an income tax provision of 14.7% and 8.8%, respectively. Included in the effective tax rates for the three and six months ended June 28, 2008 is a $16 million benefit resulting from the out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 18.1 percentage points and 8.9 percentage points in the three and six months ended June 28, 2008, respectively. In addition, the income tax provision for the six months ended July 4, 2009 included approximately $5 million of tax benefit associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit decreased the Company’s effective tax rate by 2.7 percentage points for the six months ended July 4, 2009. After consideration of these items, the remaining changes in the effective tax rates for the three and six months ended July 4, 2009 as compared to the three and six months ended June 28, 2008 are primarily attributable to changes in income in jurisdictions with different effective tax rates.
     The Company accounts for its uncertain tax return reporting positions in accordance with FIN 48. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
     The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended July 4, 2009 and June 28, 2008 (in thousands):

	July 4, 2009	June 28, 2008
Balance at the beginning of the period	$77,295	$68,463
Change in tax positions of the current year	(2,283)	2,111

Balance at the end of the period	$75,012	$70,574

     For the six months ended July 4, 2009, the Company recorded approximately $5 million of tax benefit associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities and an increase of approximately $3 million in other unrecognized tax benefits. If all of the Company’s unrecognized tax benefits accrued as of July 4, 2009 were to become recognizable in the future, the Company would record a total reduction of approximately $74 million in the income tax provision. As of July 4, 2009, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8 Litigation
The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
     The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and in the first quarter of 2009 the Company has made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
9 Stock-Based Compensation
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
     The consolidated statements of operations for the three and six months ended July 4, 2009 and June 28, 2008 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Cost of sales	$707	$631	$1,435	$1,538
Selling and administrative expenses	5,491	6,100	11,525	11,639
Research and development expenses	960	1,325	1,546	2,332

Total stock-based compensation	$7,158	$8,056	$14,506	$15,509

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 4, 2009 and June 28, 2008 are as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 4,	June 28,
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2009	2008
Options issued in thousands	28	28
Risk-free interest rate	2.0%	3.8%
Expected life in years	6.0	6.0
Expected volatility	.570	.291
Expected dividends	—	—

	July 4,	June 28,
Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2009	2008
Exercise price	$38.09	$76.75
Fair value	$20.71	$28.25
     The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2008	6,835	$21.05 to $80.97	$45.44
Granted	28	$38.09	$38.09
Exercised	(79)	$21.39 to $47.25	$29.10
Canceled	(65)	$47.12 to $72.06	$55.06

Outstanding at July 4, 2009	6,719	$21.05 to $80.97	$45.51

Restricted Stock
During the six months ended July 4, 2009, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $38.09. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended July 4, 2009 (in thousands, except for per share amounts):

		Weighted-
	Shares	Average Price
Unvested at December 31, 2008	597	$53.43
Granted	369	$35.22
Vested	(150)	$52.06
Forfeited	(20)	$50.51

Unvested at July 4, 2009	796	$45.32

     Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 4, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$69,907	96,147	$0.73

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		834
Exercised and cancellations		15

Net income per diluted common share	$69,907	96,996	$0.72

	Three Months Ended June 28, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$83,148	99,586	$0.83

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,424
Exercised and cancellations		25

Net income per diluted common share	$83,148	101,035	$0.82

	Six Months Ended July 4, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$143,254	96,696	$1.48

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		624
Exercised and cancellations		68

Net income per diluted common share	$143,254	97,388	$1.47

	Six Months Ended June 28, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	151,623	99,981	$1.52

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,463
Exercised and cancellations		87

Net income per diluted common share	151,623	101,531	$1.49

     For the three and six months ended July 4, 2009, the Company had 3.3 million and 3.9 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. For both the three and six months ended June 28, 2008, the Company had 1.3 million stock option securities that were antidilutive due to having higher exercise prices than the average price during the period. These securities

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
11 Comprehensive Income
     Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net income	$69,907	$83,148	$143,254	$151,623
Foreign currency translation	29,252	14,560	15,956	29,621
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	654	1,913	1,877	(612)
Income tax (expense) benefit	(229)	(670)	(657)	214

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	425	1,243	1,220	(398)

Net foreign currency adjustments	29,677	15,803	17,176	29,223
Unrealized gains (losses) on investments before income taxes	6	(110)	(32)	(84)
Income tax (expense) benefit	(2)	38	11	29

Unrealized gains (losses) on investments, net of tax	4	(72)	(21)	(55)
Retirement liability adjustment, net of tax	175	—	341	—

Other comprehensive income	29,856	15,731	17,496	29,168

Comprehensive income	$99,763	$98,879	$160,750	$180,791

12 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 4, 2009 and June 28, 2008 is as follows (in thousands):

	Three Months Ended
	July 4, 2009			June 28, 2008
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$23	$58	$424	$31	$53	$374
Interest cost	1,544	96	210	1,481	83	227
Expected return on plan assets	(1,678)	(37)	(83)	(1,528)	(39)	(114)
Net amortization:
Prior service costs (credits)	37	(14)	—	38	(14)	—
Net actuarial (gain) loss	98	3	12	33	—	(7)

Net periodic pension cost	$24	$106	$563	$55	$83	$480

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	July 4, 2009			June 28, 2008
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$46	$116	$848	$62	$106	$748
Interest cost	3,088	192	420	2,962	166	454
Expected return on plan assets	(3,356)	(74)	(166)	(3,056)	(78)	(228)
Net amortization:
Prior service costs (credits)	74	(28)	—	76	(28)	—
Net actuarial (gain) loss	196	6	24	66	—	(14)

Net periodic pension cost	$48	$212	$1,126	$110	$166	$960

     For the three and six months ended July 4, 2009, the Company contributed $3 million and $6 million, respectively, to the U.S. Pension Plans. During fiscal year 2009, the Company expects to contribute a total of approximately $7 million to $11 million to the defined benefit plans.
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
     Net sales for the Company’s products and services are as follows for the three and six months ended July 4, 2009 and June 28, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Product net sales
Waters instrument systems	$170,959	$195,422	$313,770	$376,773
Chemistry	59,160	63,275	118,372	122,539
TA instrument systems	23,402	28,424	48,827	58,274

Total product net sales	253,521	287,121	480,969	557,586

Service net sales
Waters service	100,453	102,032	197,509	196,065
TA service	8,863	9,618	17,411	16,832

Total service net sales	109,316	111,650	214,920	212,897

Total net sales	$362,837	$398,771	$695,889	$770,483

14 Recent Accounting Standards Changes and Developments
Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after July 4, 2009 up through August 7, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.
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
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 115-2, FSP FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2, FAS 124-2 and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of SFAS No. 140 and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This standard is effective for periods beginning after November 15, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R)”. This statement addresses (1) the effects on certain provisions of FIN 46 as a result of the elimination of the qualifying special-purpose entity concept of SFAS No. 166 and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This standard is effective for periods beginning after November 15, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168 which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification as the source of

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $363 million and $399 million for the three months ended July 4, 2009 (the “2009 Quarter”) and June 28, 2008 (the “2008 Quarter”), respectively. The Company’s sales were $696 million and $770 million for the six months ended July 4, 2009 (the “2009 Period”) and June 28, 2008 (the “2008 Period”), respectively. Sales decreased by 9% in the 2009 Quarter over the 2008 Quarter and 10% in the 2009 Period over the 2008 Period. These declines in sales are primarily due to lower instrument spending by the Company’s customers as a result of the global economic recessionary conditions, as well as the effect of foreign currency translation, which lowered sales by 5% in both the 2009 Quarter and 2009 Period. In the 2009 Quarter and 2009 Period, as compared with the 2008 Quarter and 2008 Period, instrument system sales declined 13% and 17%, respectively, and recurring sales of chemistry consumables and service decreased 4% and 1%, respectively. Recently acquired companies added 2% and 1%, respectively, to the 2009 Quarter and 2009 Period sales as compared with the 2008 Quarter and 2008 Period sales. The 2009 Period also benefited from three more selling days than the 2008 Period due to the Company’s interim fiscal calendar. As such, there will be conversely fewer selling days in the Company’s fiscal fourth quarter of 2009. The Company anticipated these additional selling days in the Company’s business outlook and estimates that these additional selling days contributed approximately 1-2% to the 2009 Period recurring revenue sales as compared to the 2008 Period.
     During the 2009 Quarter as compared with the 2008 Quarter, sales increased in Asia (including Japan) by 2% while sales decreased in the U.S., Europe, and the rest of the world by 6%, 17% and 28%, respectively. During the 2009 Period, sales decreased in the U.S., Europe, Asia and the rest of the world by 6%, 17%, 2% and 22%, respectively, as compared with the 2008 Period. The effect of foreign currency translation lowered the sales rates in the 2009 Quarter by 13% in Europe and 2% in the rest of the world. The effect of foreign currency translation lowered the sales rates in the 2009 Period by 14% in Europe and 7% in the rest of the world.
     In the 2009 Quarter and 2009 Period as compared with the 2008 Quarter and 2008 Period, global sales to pharmaceutical customers decreased 9% and 10%, respectively. In the 2009 Quarter and 2009 Period, global sales to industrial customers decreased 15% and 16%, respectively. These decreases are primarily a result of the reduced spending on instrument systems caused by the global economic recession and the strengthening of the U.S. dollar in developing economies, including India, South America and Eastern Europe. Global sales to government and academic customers were 4% and 8% higher in the 2009 Quarter and 2009 Period, respectively, and can be primarily attributed to sales of the newly introduced mass spectrometry instrument systems, higher ACQUITY UPLC® instrument systems sales and global governmental stimulus spending programs.
     The Waters Division sales declined by 8% and 9% in the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period, respectively. The Waters Division’s products and services consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales decline was primarily attributable to weaker demand for instrument systems and recurring revenue from the Company’s chemistry consumables and service businesses.
     In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. The Company had previously made a $4 million equity investment in Thar in June 2007. Waters Division expects that Thar will add approximately $20 million of product sales and be about neutral to earnings in 2009 after debt service costs.
     Sales for the TA Division (“TA”) decreased by 15% and 12% in the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period, respectively. TA’s products and services consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. TA’s sales decline in the 2009 Quarter and 2009 Period can be primarily attributed to the decrease in spending by the Company’s industrial customers as a result of the global economic recession and the effect of foreign currency translation, which lowered sales by 3% for both the 2009 Quarter and the 2009 Period. The July 2008 acquisition of VTI Corporation (“VTI”) added 2% to TA’s sales growth in both the 2009 Quarter and 2009 Period compared to the 2008 Quarter and 2008 Period.

     Operating income was $87 million in both the 2009 Quarter and 2008 Quarter. In the 2009 Period and 2008 Period, operating income was $172 million and $175 million, respectively. The changes in operating income are primarily a result of the decline in overall sales volume in 2009 as compared to 2008 and the impact of $6 million of expense incurred in the 2009 Quarter and 2009 Period in connection with the TA building lease termination payment. These reductions in operating income were offset by lower selling, administrative and research and development expenses achieved through cost reductions, the net favorable effect of foreign currency translation and a $9 million impact of expense recorded in the 2008 Quarter and 2008 Period related to out-of-period adjustments for capitalized software amortization.
     During the 2008 Quarter, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily relate to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment.
     The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $9 million; reducing gross profit and income from operations before income tax by $9 million; reducing the provision for income taxes by $16 million and increasing net income by $8 million. For the three and six months ended June 28, 2008, the errors reduced the Company’s effective tax rate by 18.1 percentage points and 8.9 percentage points, respectively. In addition, the out-of-period adjustments had the following effect on the consolidated balance sheet as of June 28, 2008: increased the gross carrying value of capitalized software by $46 million; increased accumulated amortization for capitalized software by $36 million; reduced deferred tax liabilities by $14 million and increased accumulated other comprehensive income by $17 million.
     The Company also recorded approximately $5 million of tax benefit in the 2009 Period associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit decreased the Company’s effective tax rate by 2.7 percentage points in the 2009 Period.
     Net income per diluted share was $0.72 and $0.82 in the 2009 Quarter and 2008 Quarter, respectively. Net income per diluted share was $1.47 and $1.49 in the 2009 Period and 2008 Period, respectively. The change in net income per diluted share in the 2009 Quarter and 2009 Period as compared with the 2008 Quarter and 2008 Period can be attributed to the following factors:
•	The impact of the 2008 out-of-period adjustments related to capitalized software amortization increased both the 2008 Quarter and 2008 Period net income per diluted share by $0.08.

•	The $6 million TA lease termination payment decreased both the 2009 Quarter and 2009 Period net income per diluted share by $0.04.

•	The $5 million tax benefit recorded in the first quarter of 2009 added $0.05 per diluted share to the 2009 Period.

•	Lower net interest and lower weighted-average shares and equivalents increased net income per diluted share in both the 2009 Quarter and 2009 Period.

•	Higher effective tax rates decreased net income per diluted share in both the 2009 Quarter and 2009 Period.
     Net cash provided by operating activities was $174 million and $203 million in the 2009 Period and 2008 Period, respectively. The $29 million decrease is primarily a result of lower cash collections from customers due to the decrease in sales in the 2009 Period compared to the 2008 Period; a $6 million litigation payment made in the 2009 Period, which was expensed in the fourth quarter of 2008; and a $6 million TA building lease termination payment.

     Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $58 million and $33 million in the 2009 Period and 2008 Period, respectively. The increase in capital expenditures is primarily attributed to $25 million spent to acquire land and construct a new TA facility that was completed in June 2009. In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar for $36 million in cash.
     Within cash flows used in financing activities, the Company received $4 million and $16 million of proceeds from stock plans in the 2009 Period and 2008 Period, respectively. The fluctuations in these amounts are primarily attributed to the change in the Company stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $107 million and $152 million of the Company’s outstanding common stock in the 2009 Period and 2008 Period, respectively, under the February 2009 authorization and previously announced stock repurchase programs.
Results of Operations
Net Sales
Product sales were $254 million and $287 million for the 2009 Quarter and the 2008 Quarter, respectively, a decrease of 12%. Product sales were $481 million and $558 million for the 2009 Period and the 2008 Period, respectively, a decrease of 14%. The decrease in product sales in both the 2009 Quarter and 2009 Period was primarily due to the overall decline in Waters and TA instrument system sales and adverse effects from foreign currency translation. Service sales were $109 million and $112 million in the 2009 Quarter and the 2008 Quarter, respectively, a decrease of 2%. Service sales were $215 million and $213 million in the 2009 Period and the 2008 Period, respectively, an increase of 1%. The decrease in service sales for the 2009 Quarter is primarily attributable to the effects of foreign currency translation. The increase in the 2009 Period service sales was primarily attributable to increased sales of service plans and billings to a higher installed base of customers and three more selling days, offset by adverse foreign currency translation.
Waters Division Net Sales
The Waters Division net sales declined 8% and 9% in the 2009 Quarter and 2009 Period, respectively, as compared to the 2008 Quarter and 2008 Period. The effect of foreign currency translation negatively impacted the Waters Division across all product lines, resulting in a decline in total sales of 5% in both the 2009 Quarter and 2009 Period.
     Chemistry consumables sales declined 7% in the 2009 Quarter and 3% in the 2009 Period. These sales declines were driven by slightly lower chemistry consumable sales and the negative effect of foreign currency translation. Waters Division service sales declined 2% in the 2009 Quarter and increased 1% in the 2009 Period due primarily to the impact of the increased sales of service plans and billings to the higher installed base of customers being offset by adverse foreign currency translation. In addition, recurring sales of chemistry consumables and service in the 2009 Period benefited from three more selling days than the 2008 Period. There will be conversely fewer selling days in the Company’s fiscal fourth quarter of 2009. Waters instrument system sales (LC and MS) declined 13% in the 2009 Quarter and 17% in the 2009 Period. The decreases in instrument systems sales are primarily attributable to weak industrial and pharmaceutical customer spending caused by the global recession. Waters Division sales by product line in the 2009 Quarter were 52% for instrument systems, 18% for chemistry consumables and 30% for service as compared to 54% for instrument systems, 18% for chemistry consumables and 28% for service in the 2008 Quarter. Waters Division sales by product line in the 2009 Period were 50% for instrument systems, 19% for chemistry consumables and 31% for service as compared to 54% for instrument systems, 18% for chemistry consumables and 28% for service in the 2008 Period.
     Geographically, Waters Division sales in the U.S., Europe and the rest of the world declined 2%, 18% and 30%, in the 2009 Quarter, respectively, while sales in Asia increased 3%. Waters Division sales in the U.S., Europe, Asia and the rest of the world declined 4%, 17%, 1% and 24% in the 2009 Period, respectively. These declines are primarily due to lower demand from the Company’s industrial and pharmaceutical customers. Sales growth in China in both the 2009 Quarter and 2009 Period was strong and partially offset the weakness in other Asian markets. In Europe, the Company’s sales decline in the 2009 Quarter and 2009 Period was primarily driven by weak demand in Eastern Europe. The effects of foreign currency translation decreased sales in Europe by 13% and 14%, respectively, in the 2009 Quarter and 2009 Period. The effects of foreign currency translation decreased sales in the rest of the world by 2% and 7%, respectively, in the 2009 Quarter and 2009 Period.

TA Division Net Sales
TA’s sales decreased 15% in the 2009 Quarter over the 2008 Quarter and 12% in the 2009 Period over the 2008 Period primarily as a result of weak instrument system demand from its industrial customers and an adverse effect from foreign currency translation. The July 2008 acquisition of VTI Corporation added 2% to sales in both the 2009 Quarter and 2009 Period. Instrument system sales declined 18% in the 2009 Quarter and represented 73% of sales in the 2009 Quarter as compared to 75% in the 2008 Quarter. Instrument system sales declined 16% in the 2009 Period and represented 74% of sales in the 2009 Period as compared to 78% in the 2008 Period. TA service sales declined by 8% in the 2009 Quarter and increased by 3% in the 2009 Period. The 2009 Quarter decline in service sales can be primarily attributed to the impact of the current economic downturn while the 2009 Period benefited from the three additional selling days. Geographically, the sales decrease overall for TA was broad-based.
Gross Profit
Gross profit for the 2009 Quarter was $219 million compared to $224 million for the 2008 Quarter, a decrease of $5 million, or 2%. Gross profit for the 2009 Period was $424 million compared to $440 million for the 2008 Period, a decrease of $16 million, or 4%. Gross profit as a percentage of sales increased to 60.3% in the 2009 Quarter compared to 56.1% for the 2008 Quarter. Gross profit as a percentage of sales increased to 61.0% in the 2009 Period compared to 57.1% for the 2008 Period. The decrease in gross profit dollars in the 2009 Quarter and 2009 Period can be primarily attributed to the lower sales volume being offset by the $9 million impact of the out-of-period adjustments recorded in the 2008 Quarter and 2008 Period related to capitalized software amortization, the benefits from net favorable foreign currency translation and, to a lesser extent, lower manufacturing costs. During the 2009 Quarter and 2009 Period, the Company’s gross profit as a percentage of sales benefited from the favorable movements in certain foreign exchange rates between the currencies where the Company manufactures and services products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. The increase in gross profit as a percentage of sales is also primarily a result of a change in sales mix. The 2009 Quarter and 2009 Period contained a higher level of higher margin chemistry consumables and service sales than the 2008 Quarter and 2008 Period.
Selling and Administrative Expenses
Selling and administrative expenses for the 2009 Quarter and the 2008 Quarter were $110 million and $112 million, respectively, a decrease of 2%. Selling and administrative expenses for the 2009 Period and the 2008 Period were $209 million and $218 million, respectively, a decrease of 4%. The decrease in 2009 Quarter and 2009 Period selling and administrative expenses is primarily due to cost reductions, lower incentive compensation and the comparative favorable impact of foreign currency translation offset by the impact of the expense incurred in connection with the TA lease termination payment of $6 million in the 2009 Quarter and 2009 Period. As a percentage of net sales, selling and administrative expenses were 30.2% for the 2009 Quarter and 30.0% for the 2009 Period compared to 28.1% for the 2008 Quarter and 28.3% for the 2008 Period.
Research and Development Expenses
Research and development expenses were $20 million and $22 million for the 2009 Quarter and 2008 Quarter, respectively, a decrease of $2 million, or 11%. Research and development expenses were $38 million and $42 million for the 2009 Period and 2008 Period, respectively, a decrease of 4 million, or 9%. The decrease in research and development expenses for both the 2009 Quarter and 2009 Period is primarily due to the comparative favorable impact of foreign currency translation.
Interest Expense
Interest expense was $3 million and $10 million for the 2009 Quarter and 2008 Quarter, respectively. Interest expense was $6 million and $21 million for the 2009 Period and 2008 Period, respectively. The decrease in interest expense for the 2009 Quarter and 2009 Period is primarily attributable to a significant decrease in average borrowings and lower interest rates during the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period.

Interest Income
Interest income was $1 million and $5 million for the 2009 Quarter and 2008 Quarter, respectively. Interest income was $2 million and $12 million for the 2009 Period and 2008 Period, respectively. The decrease in interest income is primarily due to significantly lower yields and significantly lower cash and short-term investment balances.
Provision for Income Taxes
The Company’s effective tax rates for the 2009 Quarter and 2008 Quarter were an income tax provision of 17.4% and an income tax benefit of 1.2%, respectively. The Company’s effective tax rates for the 2009 Period and 2008 Period were an income tax provision of 14.7% and 8.8%, respectively. Included in the effective tax rates for the 2008 Quarter and 2008 Period is a $16 million benefit resulting from the out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 18.1 percentage points and 8.9 percentage points in the 2008 Quarter and 2008 Period, respectively. In addition, the income tax provision for the 2009 Period included approximately $5 million of tax benefit associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit had the effect of reducing the Company’s effective tax rate by 2.7 percentage points for the 2009 Period. After consideration of these items, the remaining changes in the effective tax rates for the 2009 Quarter and 2009 Period are primarily attributable to changes in income in jurisdictions with different effective tax rates.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 4, 2009	June 28, 2008
Net income	$143,254	$151,623
Depreciation and amortization	28,907	38,787
Stock-based compensation	14,506	15,509
Deferred income taxes	5,007	(13,373)
Change in accounts receivable	(1,845)	22,164
Change in inventories	(18,584)	(33,684)
Change in accounts payable and other current liabilities	(24,829)	(10,275)
Change in deferred revenue and customer advances	22,220	19,761
Other changes	5,198	12,776

Net cash provided by operating activities	173,834	203,288
Net cash (used in) provided by investing activities	(241,076)	63,107
Net cash used in financing activities	(5,875)	(33,061)
Effect of exchange rate changes on cash and cash equivalents	3,040	14

(Decrease) increase in cash and cash equivalents	$(70,077)	$233,348

Cash Flow from Operating Activities
Net cash provided by operating activities was $174 million and $203 million in the 2009 Period and 2008 Period, respectively. The $29 million decrease in net cash provided by operating activities in the 2009 Period compared to the 2008 Period is attributed primarily to the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:
•	The change in accounts receivable in the 2009 Period compared to the 2008 Period is primarily attributable to the timing of payments made by customers and the lower sales volume in the 2009 Period as compared to the 2008 Period. Days-sales-outstanding (“DSO”) increased to 74 days at July 4, 2009 from 70 days at June 28, 2008.

•	The change in inventories in the 2009 Period compared to the 2008 Period is primarily attributable to the normal increase in inventory levels during the first half of the fiscal year. The 2009 Period change was lower than the 2008 Period change due to planned reductions resulting from the decline in sales volume.

•	The 2009 Period change in accounts payable and other current liabilities includes a $6 million litigation payment. Also, in the 2009 Period, the Company made a $6 million payment to terminate the lease on the old TA facility. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors and lower incentive compensation accruals.

•	Net cash provided from deferred revenue and customer advances in both the 2009 Period and the 2008 Period was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $241 million in the 2009 Period. Net cash provided by investing activities totaled $63 million in the 2008 Period. Additions to fixed assets and capitalized software were $58 million in the 2009 Period and $33 million in the 2008 Period. The increase in capital spending in the 2009 Period can be attributed primarily to $25 million spent to acquire land and construct a new TA facility, which is now substantially completed and operational. Capital spending is expected to return to 2008 levels beginning in the fourth quarter of 2009. During the 2009 Period, the Company purchased $147 million of short-term investments. During the 2008 Period, the Company purchased $20 million of short-term investments while $115 million of short-term investments matured. Business acquisitions, net of cash acquired, were $36 million during the 2009 Period. There were no business acquisitions in the 2008 Period.
Cash Used in Financing Activities
During the 2009 Period and 2008 Period, the Company’s net debt borrowings increased by $95 million and $100 million, respectively.
     In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. The 2007 Credit Agreement matures on January 11, 2012 and requires no scheduled prepayments before that date.
     The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans.
     As of July 4, 2009, the Company had a total of $595 million borrowed under the 2007 Credit Agreement. The Company has $500 classified as long-term debt and $95 million of the debt classified as short-term debt from this credit agreement and various other lines of credit. As of July 4, 2009, the total amount available to borrow under the 2007 Credit Agreement was $504 million after outstanding letters of credit.
     In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2009 Period, the Company repurchased 1.3 million shares at a cost of $54 million under this program, leaving $446 million authorized for future repurchases. During the 2009 Period and 2008 Period, the Company repurchased a total of 2.7 million and 2.5 million shares at a cost of $107 million and $152 million, respectively, under the February 2009 authorization and previously announced programs.
     The Company received $4 million and $16 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2009 Period and 2008 Period, respectively.

     The Company believes that the cash, cash equivalents and short-term investments of $506 million at the end of the 2009 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company reviewed its commercial commitments as of July 4, 2009 and determined that there were no material changes from the ones set forth in the Form 10-K.
     From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
     During the 2009 Period, the Company contributed $6 million to the Company’s U.S. defined benefit plans. During fiscal year 2009, the Company expects to contribute a total of approximately $7 million to $11 million to the Company’s defined benefit plans.
     The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2009 Period. The Company did not make any changes in those policies during the 2009 Period.
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

the impact of changes in accounting principles and practices or tax rates, including the effect of restructuring certain legal entities; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Certain of these and other factors are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The forward-looking statements included in this quarterly report on Form 10-Q represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. The Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the Company’s market risk during the six months ended July 4, 2009. For information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts. In January 2009, Inter-Local Pension Fund GCC/IBT filed a motion to be appointed as lead plaintiff, which was granted. In April 2009, plaintiff filed an amended complaint that alleges that between July 24, 2007 and January 22, 2008, the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate, and the level of business activity in

Japan. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The action is purportedly brought on behalf of persons who purchased common stock of the Company between July 24, 2007 and January 22, 2008. The Company, Mr. Berthiaume and Mr. Ornell have filed a motion to dismiss the amended complaint, which lead plaintiff has opposed. The Company, Mr. Berthiaume and Mr. Ornell will file a reply brief later in August. The Company intends to defend vigorously.
     There have been no other material changes in the Company’s legal proceedings during the six months ended July 4, 2009 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2008. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 28. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the three months ended July 4, 2009 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
April 5 to May 2, 2009	—	$—	—	$490,603
May 3 to May 30, 2009	480	44.28	480	469,349
May 31 to July 4, 2009	497	47.85	497	445,567

Total	977	46.10	977	445,567

(1)	The Company purchased 1.0 million shares of its outstanding common stock in the 2009 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.
Item 3: Defaults Upon Senior Securities
Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on May 12, 2009, at which the following matters were submitted to a vote of security holders: 1) the election of directors of the Company; 2) approval of the Company’s 2009 employee stock purchase plan; 3) approval of the Company’s management incentive plan; and 4) ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. As of March 18, 2009, the record date for the meeting, there were 96,406,901 shares of the Company’s common stock entitled to vote at the meeting. At the meeting, the holders of 84,559,948 shares were represented in person or by proxy, constituting a quorum. At that meeting, the vote with respect to the matters proposed to the stockholders was as follows:

Matter	For	Withheld	Abstain
Election of Directors:
Joshua Bekenstein	82,335,195	—	2,210,327
Michael J. Berendt, Ph.D.	83,677,803	—	867,719
Douglas A. Berthiaume	83,350,000	—	1,195,522
Edward Conard	83,752,392	—	793,130
Laurie H. Glimcher, M.D.	83,797,736	—	747,786
Christopher A. Kuebler	84,055,153	—	490,369
William J. Miller	82,077,215	—	2,468,307
JoAnn A. Reed	84,165,428	—	380,094
Thomas P. Salice	83,656,736	—	888,786

	For	Against	Abstain	Broker Non-Votes
Approval of the Company’s 2009 employee stock purchase plan:	76,539,310	1,477,053	936,256	17,284,623

	For	Against	Abstain	Broker Non-Votes
Approval of the Company’s management incentive plan:	80,632,452	2,897,923	1,029,573	11,677,294

	For	Against	Abstain
Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:	83,839,647	675,384	44,917
Proposals 1, 2, 3 and 4 are disclosed in detail in the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on April 2, 2009.
Item 5: Other Information
Not Applicable
Item 6: Exhibits

Exhibit
Number	Description of Document
10.36	Waters Corporation Management Incentive Plan(1)(*)

10.60	Waters Corporation 2009 Employee Stock Purchase Plan(2)(*)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows,

Exhibit
Number	Description of Document
and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-Q.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ John Ornell
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: August 7, 2009