Form 10-Q
period 2009-10-03
WATERS CORP /DE/
filed 2009-11-06
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of October 30, 2009: 94,693,740

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Part I: Financial Information

Item 1:	Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	October 3, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$390,417	$428,522
Short-term investments	187,731	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,546 and $7,608 at October 3, 2009 and December 31, 2008, respectively	289,650	291,763
Inventories	197,088	173,051
Other current assets	56,961	62,966

Total current assets	1,121,847	956,302
Property, plant and equipment, net	209,172	171,588
Intangible assets, net	181,926	149,652
Goodwill	292,960	268,364
Other assets	79,656	76,992

Total assets	$1,885,561	$1,622,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$144,650	$36,120
Accounts payable	50,355	47,240
Accrued employee compensation	34,794	43,535
Deferred revenue and customer advances	107,494	87,492
Accrued income taxes	28,537	—
Accrued warranty	10,347	10,276
Other current liabilities	56,037	64,843

Total current liabilities	432,214	289,506
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	74,998	77,017
Long-term income tax liability	80,216	80,310
Other long-term liabilities	17,475	15,060

Total long-term liabilities	672,689	672,387

Total liabilities	1,104,903	961,893

Commitments and contingencies (Notes 6, 7, 8 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 3, 2009 and December 31, 2008	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 148,472 and 148,069 shares issued, 94,666 and 97,891 shares outstanding at October 3, 2009 and December 31, 2008, respectively	1,485	1,481
Additional paid-in capital	786,266	756,499
Retained earnings	2,132,593	1,913,403
Treasury stock, at cost, 53,806 and 50,178 shares at October 3, 2009 and December 31, 2008, respectively	(2,159,009)	(2,001,797)
Accumulated other comprehensive income (loss)	19,323	(8,581)

Total stockholders’ equity	780,658	661,005

Total liabilities and stockholders’ equity	$1,885,561	$1,622,898

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	October 3, 2009	September 27, 2008
Product sales	$259,532	$277,717
Service sales	114,431	108,593

Total net sales	373,963	386,310

Cost of product sales	104,038	109,278
Cost of service sales	49,105	49,242

Total cost of sales	153,143	158,520

Gross profit	220,820	227,790

Selling and administrative expenses	102,675	107,463

Research and development expenses	19,310	19,946

Purchased intangibles amortization	2,723	2,349

Operating income	96,112	98,032

Interest expense	(2,864)	(10,570)

Interest income	785	6,028

Income from operations before income taxes	94,033	93,490

Provision for income taxes	18,097	21,987

Net income	$75,936	$71,503

Net income per basic common share	$0.80	$0.72

Weighted-average number of basic common shares	95,235	98,891

Net income per diluted common share	$0.79	$0.71

Weighted-average number of diluted common shares and equivalents	96,513	100,566
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Product sales	$740,501	$835,303
Service sales	329,351	321,490

Total net sales	1,069,852	1,156,793

Cost of product sales	285,946	336,874
Cost of service sales	138,805	152,329

Total cost of sales	424,751	489,203

Gross profit	645,101	667,590

Selling and administrative expenses	311,417	325,235

Research and development expenses	57,364	61,960

Purchased intangibles amortization	8,022	6,973

Operating income	268,298	273,422

Interest expense	(8,643)	(31,534)

Interest income	2,288	17,893

Income from operations before income taxes	261,943	259,781

Provision for income taxes	42,753	36,655

Net income	$219,190	$223,126

Net income per basic common share	$2.28	$2.24

Weighted-average number of basic common shares	96,215	99,611

Net income per diluted common share	$2.26	$2.21

Weighted-average number of diluted common shares and equivalents	97,027	101,150
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$219,190	$223,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	844	2,671
Provisions on inventory	5,577	7,757
Stock-based compensation	21,757	23,181
Deferred income taxes	1,696	(14,313)
Depreciation	23,782	22,052
Amortization of intangibles	18,790	30,413
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	12,070	28,255
Increase in inventories	(18,619)	(42,506)
Decrease in other current assets	3,652	3,973
Increase in other assets	(1,584)	(2,275)
Increase in accounts payable and other current liabilities	906	459
Increase in deferred revenue and customer advances	14,245	14,135
(Decrease) increase in other liabilities	(3,902)	9,102

Net cash provided by operating activities	298,404	306,030
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(80,399)	(49,078)
Business acquisitions, net of cash acquired	(36,086)	(2,982)
Purchase of short-term investments	(317,342)	(19,738)
Maturity of short-term investments	129,611	115,419

Net cash (used in) provided by investing activities	(304,216)	43,621
Cash flows from financing activities:
Proceeds from debt issuances	169,024	468,429
Payments on debt	(64,393)	(325,117)
Payments of debt issuance costs	—	(501)
Proceeds from stock plans	8,159	23,122
Purchase of treasury shares	(157,212)	(211,054)
Excess tax benefit related to stock option plans	—	7,787
Proceeds (payments) of debt swaps and other derivative contracts	4,495	(3,706)

Net cash used in financing activities	(39,927)	(41,040)
Effect of exchange rate changes on cash and cash equivalents	7,634	(13,344)

(Decrease) increase in cash and cash equivalents	(38,105)	295,267
Cash and cash equivalents at beginning of period	428,522	597,333

Cash and cash equivalents at end of period	$390,417	$892,600

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”) and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2009 and 2008 ended on October 3, 2009 and September 27, 2008, respectively.
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
In accordance with the accounting standards for fair value measurements and disclosures, the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 3, 2009 and December 31, 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 3, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	October 3,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$242,417	$—	$242,417	$—
Short-term investments	187,731	—	187,731	—
Waters Retirement Restoration Plan assets	16,894	—	16,894	—
Foreign currency exchange contract agreements	121	—	121	—

Total	$447,163	—	$447,163	—

Liabilities:
Interest rate swap agreements	$542	$—	$542	$—
Foreign currency exchange contract agreements	269	—	269	—

Total	$811	$—	$811	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$223,000	$—	$223,000	$—
Waters Retirement Restoration Plan assets	12,888	—	12,888	—

Total	$235,888	—	$235,888	—

Liabilities:
Interest rate swap agreements	$1,798	$—	$1,798	$—
Foreign currency exchange contract agreements	1,595	—	1,595	—

Total	$3,393	$—	$3,393	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets, foreign currency exchange contracts and interest rate swap agreements are determined through market

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of October 3, 2009 and December 31, 2008.
In January 2009, the Company implemented the accounting and disclosure requirements related to non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this accounting and disclosure requirement did not have a significant impact on the Company’s financial statements.
Stockholders’ Equity
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended October 3, 2009, the Company repurchased 2.2 million shares at a cost of $103 million under this program.
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended October 3, 2009 and September 27, 2008, the Company repurchased 1.4 million and 3.4 million shares at a cost of $53 million and $209 million, respectively, under this program. As of October 3, 2009, the Company repurchased an aggregate of 8.5 million shares of its common stock under the now expired February 2007 program for an aggregate cost of $464 million.
Hedge Transactions
The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
The Company records its hedge transactions in accordance with the accounting standards for derivatives and hedging, which establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.
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
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At October 3, 2009 and December 31, 2008, the Company had a $1 million and $2 million liability, respectively, in other current liabilities in the consolidated balance sheets related to the interest rate swap agreements. For the three and nine months ended October 3, 2009, the Company recorded a cumulative pre-tax unrealized gain of $1 million

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $2 million, respectively, in accumulated other comprehensive income on the interest rate agreements. For the three and nine months ended September 27, 2008, the Company recorded a cumulative pre-tax unrealized gain of $1 million and a cumulative pre-tax unrealized gain of less than $1 million, respectively, in accumulated other comprehensive income on the interest rate agreements. For both the three months ended October 3, 2009 and September 27, 2008, the Company recorded additional interest expense of less than $1 million. For the nine months ended October 3, 2009 and September 27, 2008, the Company recorded additional interest expense of $2 million and $1 million, respectively.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At October 3, 2009 and December 31, 2008, the Company held forward foreign exchange contracts with notional amounts totaling $153 million and $120 million, respectively. At October 3, 2009 and December 31, 2008, the Company had liabilities of less than $1 million and $2 million, respectively, in other current liabilities in the consolidated balance sheet related to the foreign currency exchange contract agreements. For the three months ended October 3, 2009, the Company recorded cumulative net pre-tax losses of $4 million, which consists of realized losses of approximately $4 million relating to the closed forward contracts. For the nine months ended October 3, 2009, the Company recorded cumulative net pre-tax gains of $6 million, which consists of realized gains of $5 million relating to the closed forward contracts and $1 million of unrealized gains relating to the open forward contracts. For the three months ended September 27, 2008, the Company recorded cumulative net pre-tax losses of $4 million, which consists of realized losses of $3 million relating to the closed forward contracts and $1 million unrealized losses relating to the open forward contracts. For the nine months ended September 27, 2008, the Company recorded cumulative net pre-tax losses of $3 million, which consists of approximately $3 million of realized losses relating to the open forward contracts.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 3, 2009 and September 27, 2008 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
October 3, 2009	$10,276	$4,485	$(4,414)	$10,347
September 27, 2008	$13,119	$7,376	$(8,789)	$11,706
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $9 million; reducing gross profit and income from operations before income tax by $9 million; reducing the provision for income taxes by $16 million and increasing net income by $8 million. For the nine months ended September 27, 2008, the errors reduced the Company’s effective tax rate by 5.6 percentage points. In addition, the out-of-period adjustments had the following effect on the consolidated balance sheet as of June 28, 2008: increased the gross carrying value of capitalized software by $46 million; increased accumulated amortization for capitalized software by $36 million; reduced deferred tax liabilities by $14 million and increased accumulated other comprehensive income by $17 million.
The Company did not believe that the prior period errors, individually or in the aggregate, were material to any previously issued annual or quarterly financial statements. In addition, the Company did not believe that the adjustments described above to correct the cumulative effect of the errors in the three months ended June 28, 2008 were material to the three months ended June 28, 2008 or to the full year results for 2008. As a result, the Company did not restate its previously issued annual financial statements or interim financial data.
3 Inventories
Inventories are classified as follows (in thousands):

	October 3, 2009	December 31, 2008
Raw materials	$59,136	$59,957
Work in progress	20,917	12,899
Finished goods	117,035	100,195

Total inventories	$197,088	$173,051

4 Acquisitions
Effective January 1, 2009, the Company implemented the newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development (“IPR&D”) and either amortize it over the life of the product or write it off if the project is abandoned or impaired. This accounting standard is applicable to acquisitions completed after January 1, 2009. Previous standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new accounting standard does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under previous standards or under the newly issued accounting standard, will be recognized in current period income tax expense.
In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. Thar was acquired to add the environmentally-friendly SFC technology to the Company’s product line and to leverage the Company’s distribution channels. The Company had previously made a $4 million equity investment in Thar in June 2007. Immediately prior to the acquisition date, the Company remeasured the fair value of its original equity investment in Thar, resulting in an acquisition date fair value of $4 million. Thus, there was no gain or loss recognized in the statement of operations as a result of remeasuring the Company’s equity interest in Thar to fair value prior to the business combination.
The acquisition of Thar was accounted for under the newly issued accounting standard and the results of Thar have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $24 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology, IPR&D and other purchased intangibles. The

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is amortizing the customer relationships and acquired technology over 15 years. The non-compete agreements and other purchased intangibles are being amortized over five years. These intangible assets are being amortized over a weighted-average period of 13 years. Included in intangible assets is a trademark in the amount of $4 million which has been assigned an indefinite life. Also included in intangible assets are IPR&D intangibles in the amount of $1 million, which will be amortized over an estimated useful life of 15 years once the projects have been completed and commercialized. The excess purchase price of $22 million has been accounted for as goodwill. The sellers also have provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes. Since the acquisition date, Thar added $4 million and $11 million of sales, respectively, to the consolidated statements of operations for the three and nine months ended October 3, 2009. Thar’s impact since the acquisition date on the Company’s net income for both the three and nine months ended October 3, 2009 was not significant. The pro forma effect of the results of the ongoing operations for the Company and Thar as though the acquisition of Thar had occurred at the beginning of the periods covered by this report is immaterial.
In accordance with the accounting standards for fair value measurements and disclosures, the Company measured the non-financial assets and non-financial liabilities that were acquired through the acquisition of Thar at fair value. The fair value of these non-financial assets and non-financial liabilities were determined using Level 3 inputs. The following table presents the fair values, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the Thar acquisition (in thousands):

Cash	$364
Accounts receivable	3,863
Inventory	3,930
Other assets	4,421
Goodwill	21,960
Intangible assets	23,500

58,038

Accrued expenses and other current liabilities	5,499
Debt	3,899
Deferred tax liability	8,658

Cash consideration paid	$39,982

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $293 million and $268 million at October 3, 2009 and December 31, 2008, respectively. The increase is primarily due to the Company’s acquisition of Thar, which increased goodwill by $22 million (Note 4). Currency translation adjustments increased goodwill by $3 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	October 3, 2009			December 31, 2008
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$136,988	$59,304	10 years	$113,526	$51,662	10 years
Capitalized software	212,931	121,887	4 years	184,434	109,876	4 years
Licenses	9,624	8,069	9 years	9,345	7,235	9 years
Patents and other intangibles	23,462	11,819	8 years	20,918	9,798	8 years

Total	$383,005	$201,079	7 years	$328,223	$178,571	7 years

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the nine months ended October 3, 2009, the Company acquired $24 million of purchased intangibles as a result of the acquisition of Thar. In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $7 million and $5 million, respectively, in the nine months ended October 3, 2009 due to the effect of foreign currency translation.
For the three months ended October 3, 2009 and September 27, 2008, amortization expense for intangible assets was $6 million and $7 million, respectively. For the nine months ended October 3, 2009 and September 27, 2008, amortization expense for intangible assets was $19 million and $30 million, respectively. Included in amortization expense for the nine months ended September 27, 2008 is a $9 million out-of-period adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $29 million for each of the next five years.
Effective January 1, 2009, the Company implemented the newly issued accounting and disclosure requirements related to intangibles assets. This accounting standard provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and ability to renew or extend the arrangement. The adoption of this standard by the Company did not have a material effect on its financial position, results of operations or cash flows.
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
The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of October 3, 2009, the Company was in compliance with all such covenants.
At October 3, 2009 and December 31, 2008, the Company had a total of $610 million and $500 million, respectively, borrowed under the 2007 Credit Agreement, of which $500 million was classified as long-term debt in the consolidated balance sheets at both dates. As of October 3, 2009 and December 31, 2008, the Company had a total amount available to borrow of $490 million and $599 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to these borrowings were 0.81% and 2.43% at October 3, 2009 and December 31, 2008, respectively.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $89 million and $88 million at October 3, 2009 and December 31, 2008, respectively. At October 3, 2009 and December 31, 2008, the related short-term borrowings were $35 million at a weighted-average interest rate of 1.89% and $36 million at a weighted-average interest rate of 2.18%, respectively.
7 Income Taxes
The Company’s effective tax rates for the three months ended October 3, 2009 and September 27, 2008 were 19.2% and 23.5%, respectively. The Company’s effective tax rates for the nine months ended October 3, 2009 and

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 27, 2008 were 16.3% and 14.1%, respectively. Included in the income tax provision for the three months ended September 27, 2008 is approximately $5 million of tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 5.4 percentage points and 2.0 percentage points for the three and nine months ended September 27, 2008, respectively. Included in the income tax provision for the nine months ended October 3, 2009 is approximately $5 million of tax benefit associated with the reversal of the $5 million tax provision described above. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit decreased the Company’s effective tax rate by 1.7 percentage points for the nine months ended October 3, 2009. In addition, the effective tax rate for the nine months ended September 27, 2008 included a $16 million benefit resulting from the out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 5.6 percentage points in the nine months ended September 27, 2008. After consideration of these items, the remaining changes in the effective tax rates for the three and nine months ended October 3, 2009 as compared to the three and nine months ended September 27, 2008 are primarily attributable to changes in income in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standard, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended October 3, 2009 and September 27, 2008 (in thousands):

	October 3, 2009	September 27, 2008
Balance at the beginning of the period	$77,295	$68,463
Change in tax positions of the current year	(1,160)	7,800

Balance at the end of the period	$76,135	$76,263

For the nine months ended October 3, 2009, the Company recorded approximately $5 million of tax benefit associated with the reversal of a $5 million tax provision, recorded in the three months ended September 27, 2008, related to the reorganization of certain foreign legal entities and an increase of approximately $4 million in other unrecognized tax benefits. If all of the Company’s unrecognized tax benefits accrued as of October 3, 2009 were to become recognizable in the future, the Company would record a total reduction of approximately $75 million in the income tax provision. As of October 3, 2009, however, the Company is not able to estimate the portion of that total potential reduction that may occur within the next twelve months.
8 Litigation
The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and, in the first quarter of 2009, the Company has made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9 Stock-Based Compensation
The Company maintains various shareholder-approved stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units).
The Company accounts for stock-based compensation costs in accordance with the stock compensation accounting standard, which requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The stock compensation accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of this standard, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.
The consolidated statements of operations for the three and nine months ended October 3, 2009 and September 27, 2008 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Cost of sales	$687	$735	$2,122	$2,273
Selling and administrative expenses	5,467	5,762	16,992	17,401
Research and development expenses	1,097	1,175	2,643	3,507

Total stock-based compensation	$7,251	$7,672	$21,757	$23,181

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 3, 2009 and September 27, 2008 are as follows:

	October 3,	September 27,
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2009	2008
Options issued in thousands	28	28
Risk-free interest rate	2.0%	3.8%
Expected life in years	6.0	6.0
Expected volatility	.570	.291
Expected dividends	—	—

	October 3,	September 27,
Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2009	2008
Exercise price	$38.09	$76.75
Fair value	$20.71	$28.25

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2008	6,835	$21.05 to $80.97	$45.44
Granted	28	$38.09	$38.09
Exercised	(174)	$21.39 to $49.31	$32.79
Canceled	(67)	$47.12 to $72.06	$55.45

Outstanding at October 3, 2009	6,622	$21.05 to $80.97	$45.64

Restricted Stock
During the nine months ended October 3, 2009, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $38.09. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 3, 2009 (in thousands, except for per share amounts):

		Weighted-
	Shares	Average Price
Unvested at December 31, 2008	597	$53.43
Granted	371	$35.25
Vested	(152)	$52.02
Forfeited	(26)	$51.72

Unvested at October 3, 2009	790	$45.22

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.
10 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 3, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$75,936	95,235	$0.80

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,260
Exercised and cancellations		18

Net income per diluted common share	$75,936	96,513	$0.79

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 27, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$71,503	98,891	$0.72

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,628
Exercised and cancellations		47

Net income per diluted common share	$71,503	100,566	$0.71

	Nine Months Ended October 3, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$219,190	96,215	$2.28

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		752
Exercised and cancellations		60

Net income per diluted common share	$219,190	97,027	$2.26

	Nine Months Ended September 27, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$223,126	99,611	$2.24

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,405
Exercised and cancellations		134

Net income per diluted common share	$223,126	101,150	$2.21

For the three and nine months ended October 3, 2009, the Company had 1.3 million and 3.3 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For both the three and nine months ended September 27, 2008, the Company had 1.3 million stock option securities that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net income	$75,936	$71,503	$219,190	$223,126
Foreign currency translation	9,916	(37,094)	25,872	(7,473)
Net appreciation and realized gains on derivative instruments	798	798	2,675	186
Income tax expense	(279)	(279)	(936)	(65)

Net appreciation and realized gains on derivative instruments, net of tax	519	519	1,739	121

Net foreign currency adjustments	10,435	(36,575)	27,611	(7,352)
Unrealized gains on investments before income taxes	12	(114)	(20)	(198)
Income tax (expense) benefit	(4)	40	7	69

Unrealized gains (losses) on investments, net of tax	8	(74)	(13)	(129)
Retirement liability adjustment, net of tax	(35)	—	306	—

Other comprehensive income (loss)	10,408	(36,649)	27,904	(7,481)

Comprehensive income	$86,344	$34,854	$247,094	$215,645

12 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 3, 2009 and September 27, 2008 is as follows (in thousands):

	Three Months Ended
	October 3, 2009			September 27, 2008
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$23	$58	$424	$31	$53	$374
Interest cost	1,544	96	210	1,481	83	227
Expected return on plan assets	(1,678)	(37)	(83)	(1,528)	(39)	(114)
Net amortization:
Prior service costs (credits)	37	(14)	—	38	(14)	—
Net actuarial (gain) loss	98	3	12	33	—	(7)

Net periodic pension cost	$24	$106	$563	$55	$83	$480

	Nine Months Ended
	October 3, 2009			September 27, 2008
		U.S.			U.S.
	U.S.	Retirement	Non-U.S.	U.S.	Retirement	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$69	$174	$1,272	$93	$159	$1,122
Interest cost	4,632	288	630	4,443	249	681
Expected return on plan assets	(5,034)	(111)	(249)	(4,584)	(117)	(342)
Net amortization:
Prior service costs (credits)	111	(42)	—	114	(42)	—
Net actuarial (gain) loss	294	9	36	99	—	(21)

Net periodic pension cost	$72	$318	$1,689	$165	$249	$1,440

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and nine months ended October 3, 2009, the Company contributed $3 million and $9 million, respectively, to the U.S. Pension Plans. During fiscal year 2009, the Company expects to contribute a total of approximately $9 million to $11 million to the defined benefit plans.
13 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
Waters Division is primarily in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is primarily in the business of designing, manufacturing, distributing and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.
Net sales for the Company’s products and services are as follows for the three and nine months ended October 3, 2009 and September 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Product net sales
Waters instrument systems	$172,623	$185,597	$486,393	$562,370
Chemistry	61,919	59,239	180,291	181,778
TA instrument systems	24,990	32,881	73,817	91,155

Total product net sales	259,532	277,717	740,501	835,303

Service net sales
Waters service	104,581	99,261	302,090	295,326
TA service	9,850	9,332	27,261	26,164

Total service net sales	114,431	108,593	329,351	321,490

Total net sales	$373,963	$386,310	$1,069,852	$1,156,793

14 Recent Accounting Standards Changes and Developments
Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the accounting standard that establishes the hierarchy of GAAP that are to be used as the source of authoritative accounting principles recognized by the FASB for non-governmental entities in preparation of financial statements in conformity with GAAP in the United States. This standard was effective for interim and annual periods ending after September 15, 2009. The adoption of this standard by the Company did not have a material effect on its financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 amends ASU Topic 820, “Fair Value Measurements". Specifically, ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (“ASC”). ASU 2009-05 also

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued Financial Statement of Position (“FSP”) Financial Accounting Standard (“FAS”) 115-2, FSP FAS 124-2 and Emerging Issues Task Force (“EITF”) 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2, FAS 124-2 and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amend Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
In the second quarter of 2009, the Company implemented the newly issued subsequent events accounting standard. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The adoption of this standard did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after October 3, 2009 up through November 6, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.
Recently Issued Accounting Standards
In December 2008, the FASB issued a new accounting standard relating to the employers’ disclosures about postretirement benefit plan assets. This requirement amends the previous accounting standard to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This new standard is effective for financial statements issued for fiscal years ending after December 15, 2009. The provisions of this new standard are not required for earlier periods presented and early adoption is permitted. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to Financial Interpretation (“FIN”) 46(R)”, which has not yet been integrated into the FASB ASC. This accounting standard will remain authoritative until the ASC is integrated. This statement addresses (1) the effects on certain provisions of FIN 46 as a result of the elimination of the qualifying special-purpose entity concept of SFAS No. 166 and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This standard is effective for periods beginning after November 15, 2009. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC, Subtopic 605-25 (previously included within EITF 00-21, “Revenue Arrangements with Multiple Deliverables”). The consensus to EITF Issue 08-01, “Revenue Arrangements with Multiple Deliverables”, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements”. ASU 2009-13, amends the existing accounting for revenue arrangements that contain tangible products and software that are currently within the scope of FASB ASC, Subtopic 985-605 (previously included within Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions”). This consensus requires that tangible products which contain software components and nonsoftware components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance in ASC, Subtopic 985-605 and are required to be accounted for in accordance with ASU 2009-13, “Multiple-Deliverable Revenue Arrangements". This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business and Financial Overview
The Company’s sales were $374 million and $386 million for the three months ended October 3, 2009 (the “2009 Quarter”) and September 27, 2008 (the “2008 Quarter”), respectively. The Company’s sales were $1,070 million and $1,157 million for the nine months ended October 3, 2009 (the “2009 Period”) and September 27, 2008 (the “2008 Period”), respectively. Sales decreased by 3% in the 2009 Quarter over the 2008 Quarter and 8% in the 2009 Period over the 2008 Period. These declines in sales are primarily due to lower instrument spending by the Company’s customers as a result of the global economic recessionary conditions and, to a lesser extent, due to the effect of foreign currency translation, which lowered sales by 1% in the 2009 Quarter and 4% in the 2009 Period. In the 2009 Quarter and 2009 Period, as compared with the 2008 Quarter and 2008 Period, instrument system sales declined 10% and 14%, respectively, and recurring sales of chemistry consumables and service increased 5% and 1%, respectively. Recently acquired companies added 2% and 1% to the 2009 Quarter and 2009 Period sales, respectively, as compared with the 2008 Quarter and 2008 Period sales. The 2009 Period also benefited from three more selling days than the 2008 Period due to the Company’s interim fiscal calendar. As such, there will be conversely fewer selling days in the Company’s fiscal fourth quarter of 2009. The Company anticipated these fewer selling days in the Company’s 2009 fourth quarter business outlook.
During the 2009 Quarter, as compared with the 2008 Quarter, sales increased in Asia (including Japan) by 4% while sales decreased in the U.S., Europe, and the rest of the world by 3%, 7% and 12%, respectively. During the 2009 Period, sales decreased in the U.S., Europe and the rest of the world by 5%, 14% and 19%, respectively, as compared with the 2008 Period, while sales in Asia remained flat. The effect of foreign currency translation lowered the sales rates in the 2009 Quarter by 5% in Europe and increased sales by 5% in Asia. The effect of foreign currency translation lowered the sales rates in the 2009 Period by 10% in Europe and 5% in the rest of the world and increased sales by 2% in Asia.
In the 2009 Quarter and 2009 Period, as compared with the 2008 Quarter and 2008 Period, global sales to pharmaceutical customers decreased 2% and 7%, respectively. In the 2009 Quarter and 2009 Period, global sales to industrial customers decreased 8% and 13%, respectively. These decreases are primarily a result of the reduced spending on instrument systems caused by the global economic recession and, to a lesser extent, the strengthening of the U.S. dollar in developing economies, including India, South America and Eastern Europe. Global sales to government and academic customers were 4% and 6% higher in the 2009 Quarter and 2009 Period, respectively, and can be primarily attributed to sales of the newly introduced mass spectrometry instrument systems, higher ACQUITY UPLC® instrument systems sales and global governmental stimulus spending programs.
The Waters Division sales declined by 1% and 7% in the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period, respectively. The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography® (“UPLC” and together with HPLC, herein referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales decline for the 2009 Period was primarily attributable to weaker demand for instrument systems. The Waters Division’s recurring revenue growth from chemistry consumables and service was 5% and 1% in the 2009 Quarter and 2009 Period, respectively.
In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. The Company had previously made a $4 million equity investment in Thar in June 2007. Waters Division expects that Thar will add approximately $18 million of product sales and be about neutral to earnings in 2009 after debt service costs.
Sales for the TA Division (“TA”) decreased by 17% and 14% in the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period, respectively. TA’s products and services consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. TA’s sales decline in the 2009 Quarter and 2009 Period can be primarily attributed to the decrease in spending by the Company’s industrial customers as a result of the global economic recession and the effect of foreign currency translation, which lowered sales by 2% in the 2009 Period. TA’s 2009 Quarter sales were not impacted significantly by foreign currency translation. The July 2008 acquisition of VTI Corporation (“VTI”) added 2% to TA’s sales growth in both the 2009 Quarter and 2009 Period compared to the 2008 Quarter and 2008 Period.
Operating income was $96 million and $98 million in the 2009 Quarter and 2008 Quarter, respectively. In the 2009 Period and 2008 Period, operating income was $268 million and $273 million, respectively. The changes in operating income are primarily a result of the decline in overall sales volume in 2009 as compared to 2008. These reductions in operating income were offset by lower selling, administrative and research and development expenses achieved through cost reductions and the net favorable effect of foreign currency translation. Furthermore, the 2009 Period included the impact of $6 million of expense in connection with the TA building lease termination payment, while the 2008 Period included a $9 million impact of expense related to out-of-period adjustments for capitalized software amortization.
During the second quarter of 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily relate to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment. For the nine months ended September 27, 2008, the errors reduced the Company’s effective tax rate by 5.6 percentage points.
During the 2008 Period, the Company recorded approximately $5 million of tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 5.4 percentage points and 2.0 percentage points in the 2008 Quarter and the 2008 Period, respectively. During the 2009 Period, the Company recorded approximately $5 million of tax benefit associated with the reversal of the $5 million tax provision described above. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit decreased the Company’s effective tax rate by 1.7 percentage points in the 2009 Period.
Net income per diluted share was $0.79 and $0.71 in the 2009 Quarter and 2008 Quarter, respectively. Net income per diluted share was $2.26 and $2.21 in the 2009 Period and 2008 Period, respectively. The change in net income per diluted share in the 2009 Quarter and 2009 Period as compared with the 2008 Quarter and 2008 Period can be attributed to the following factors:
•	The $5 million tax provision recorded in the 2008 decreased net income per diluted share in both the 2008 Quarter and 2008 Period by $0.05. The $5 million tax benefit recorded in the first quarter of 2009 added $0.05 per diluted share to the 2009 Period.

•	The impact of the 2008 out-of-period adjustments related to capitalized software amortization increased the 2008 Period net income per diluted share by $0.08.

•	The $6 million TA lease termination payment decreased the 2009 Period net income per diluted share by $0.04.

•	Lower net interest and lower weighted-average shares and equivalents increased net income per diluted share in both the 2009 Quarter and 2009 Period.

•	Higher effective tax rates, excluding the items described above, decreased net income per diluted share in both the 2009 Quarter and 2009 Period.
Net cash provided by operating activities was $298 million and $306 million in the 2009 Period and 2008 Period, respectively. The $8 million decrease is primarily a result of a $6 million litigation payment made in the 2009 Period, which was expensed in the fourth quarter of 2008, and a $6 million TA building lease termination payment in the 2009 Period offset by timing of receipts from customers and payments to vendors.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $80 million in the 2009 Period. Within cash flows provided by investing activities, capital expenditures related to property, plant, equipment and software capitalization were $49 million in the 2008 Period. The increase in capital expenditures is primarily attributed to $27 million spent to acquire land and construct a new TA facility that was completed in June 2009. In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar for $36 million in cash. In July 2008, the Company paid $3 million in cash to acquire the net assets of VTI Corporation (“VTI”).
Within cash flows used in financing activities, the Company received $8 million and $23 million of proceeds from stock plans in the 2009 Period and 2008 Period, respectively. The fluctuations in these amounts are primarily attributed to the change in the Company stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $156 million and $209 million of the Company’s outstanding common stock in the 2009 Period and 2008 Period, respectively, under the February 2009 authorization and previously announced stock repurchase programs.
Results of Operations
Net Sales
Product sales were $260 million and $278 million for the 2009 Quarter and the 2008 Quarter, respectively, a decrease of 7%. Product sales were $741 million and $835 million for the 2009 Period and the 2008 Period, respectively, a decrease of 11%. The decrease in product sales in both the 2009 Quarter and 2009 Period was primarily due to the overall decline in Waters and TA instrument system sales due to lower spending by the Company’s customers as a result of the global economic recession and adverse effects from foreign currency translation. Service sales were $114 million and $109 million in the 2009 Quarter and the 2008 Quarter, respectively, an increase of 5%. Service sales were $329 million and $321 million in the 2009 Period and the 2008 Period, respectively, an increase of 2%. The increase in the 2009 Quarter and 2009 Period service sales was primarily attributable to increased sales of service plans and billings to a higher installed base of customers and three more selling days, offset by adverse foreign currency translation.
Waters Division Net Sales
The Waters Division net sales declined 1% and 7% in the 2009 Quarter and 2009 Period, respectively, as compared to the 2008 Quarter and 2008 Period. The effect of foreign currency translation negatively impacted the Waters Division across all product lines, resulting in a decline in total sales of 1% in the 2009 Quarter and 4% in the 2009 Period.
Chemistry consumables sales increased 5% in the 2009 Quarter and decreased by 1% in the 2009 Period. The increase in the 2009 Quarter sales was driven primarily by higher demand for chemistry consumable products. The 2009 Period sales decreased due to the negative effect of foreign currency translation, which adversely impacted the 2009 Period chemistry consumable sales growth by 4%. Waters Division service sales increased 5% and 2% in the 2009 Quarter and 2009 Period, respectively, due to the increased sales of service plans and billings to the higher installed base of customers. In addition, recurring sales of chemistry consumables and service in the 2009 Period benefited from three more selling days than the 2008 Period. There will be conversely fewer selling days in the Company’s fiscal fourth quarter of 2009. Waters instrument system sales (LC and MS) declined 7% in the 2009 Quarter and 14% in the 2009 Period. The decreases in instrument systems sales are primarily attributable to weak industrial and pharmaceutical customer spending caused by the global recession. Waters Division sales by product line in the 2009 Quarter were 51% for instrument systems, 18% for chemistry consumables and 31% for service as compared to 54% for instrument systems, 17% for chemistry consumables and 29% for service in the 2008 Quarter. Waters Division sales by product line in the 2009 Period were 50% for instrument systems, 19% for chemistry consumables and 31% for service as compared to 54% for instrument systems, 18% for chemistry consumables and 28% for service in the 2008 Period.
Geographically, Waters Division sales in the U.S., Europe and the rest of the world declined 3%, 4% and 12%, in the 2009 Quarter, respectively, while sales in Asia grew 7%. Waters Division sales in the U.S., Europe and the rest of the world declined 4%, 13% and 20% in the 2009 Period, respectively, while Asian sales grew 2%. These declines are primarily due to lower demand from the Company’s industrial and pharmaceutical customers. Sales growth in China in both the 2009 Quarter and 2009 Period was strong and partially offset the weakness in other

Asian markets. In Europe, the Company’s sales decline in the 2009 Quarter and 2009 Period was primarily driven by weak demand in Eastern Europe. The effects of foreign currency translation decreased sales in Europe by 7% and 11% in the 2009 Quarter and 2009 Period, respectively. The effects of foreign currency translation decreased sales in the rest of the world by 1% and 5% in the 2009 Quarter and 2009 Period, respectively. The effects of foreign currency translation increased sales in Asia by 5% and 2% in the 2009 Quarter and 2009 Period, respectively.
TA Division Net Sales
TA’s sales decreased 17% in the 2009 Quarter over the 2008 Quarter and 14% in the 2009 Period over the 2008 Period primarily as a result of weak instrument system demand from its industrial customers and an adverse effect from foreign currency translation. The July 2008 acquisition of VTI Corporation added 2% to sales growth in both the 2009 Quarter and 2009 Period. Instrument system sales declined 24% in the 2009 Quarter and represented 72% of sales in the 2009 Quarter as compared to 78% in the 2008 Quarter. Instrument system sales declined 19% in the 2009 Period and represented 73% of sales in the 2009 Period as compared to 78% in the 2008 Period. TA service sales increased by 6% and 4% in the 2009 Quarter and 2009 Period, respectively, due to the increased sales of service plans and billings to the higher installed base of customers. Geographically, the sales decrease overall for TA was broad-based.
Gross Profit
Gross profit for the 2009 Quarter was $221 million compared to $228 million for the 2008 Quarter, a decrease of $7 million, or 3%. Gross profit for the 2009 Period was $645 million compared to $668 million for the 2008 Period, a decrease of $23 million, or 3%. Gross profit as a percentage of sales remained at 59.0% in the 2009 Quarter and the 2008 Quarter. Gross profit as a percentage of sales increased to 60.3% in the 2009 Period compared to 57.7% for the 2008 Period. The decrease in gross profit dollars in the 2009 Quarter and 2009 Period can be primarily attributed to the lower sales volume being offset by the benefits from net favorable foreign currency translation and, to a lesser extent, lower manufacturing costs. The 2008 Period also had a $9 million impact from the out-of-period adjustments related to capitalized software amortization. During the 2009 Period, the Company’s gross profit as a percentage of sales benefited from the favorable movements in certain foreign exchange rates between the currencies where the Company manufactures and services products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. Gross profit as a percentage of sales was also primarily impacted by the change in sales mix. The 2009 Quarter and 2009 Period contained a higher level of higher margin chemistry consumables and service sales than the 2008 Quarter and 2008 Period.
Selling and Administrative Expenses
Selling and administrative expenses for the 2009 Quarter and the 2008 Quarter were $103 million and $107 million, respectively, a decrease of 4%. Selling and administrative expenses for the 2009 Period and the 2008 Period were $311 million and $325 million, respectively, a decrease of 4%. The decreases in 2009 Quarter and 2009 Period selling and administrative expenses are primarily due to cost reductions, lower incentive compensation and the comparative favorable impact of foreign currency translation. In the 2009 Period, these decreases were offset by the impact of the $6 million expense incurred in connection with the TA lease termination payment. As a percentage of net sales, selling and administrative expenses were 27.5% for the 2009 Quarter and 29.1% for the 2009 Period compared to 27.8% for the 2008 Quarter and 28.1% for the 2008 Period.
Research and Development Expenses
Research and development expenses were $19 million and $20 million for the 2009 Quarter and 2008 Quarter, respectively, a decrease of $1 million, or 3%. Research and development expenses were $57 million and $62 million for the 2009 Period and 2008 Period, respectively, a decrease of $5 million, or 7%. The decrease in research and development expenses for both the 2009 Quarter and 2009 Period is primarily due to the comparative favorable impact of foreign currency translation.
Interest Expense
Interest expense was $3 million and $11 million for the 2009 Quarter and 2008 Quarter, respectively. Interest expense was $9 million and $32 million for the 2009 Period and 2008 Period, respectively. The decrease in interest expense for the 2009 Quarter and 2009 Period is primarily attributable to a significant decrease in average borrowings as well as lower interest rates during the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period.

Interest Income
Interest income was $1 million and $6 million for the 2009 Quarter and 2008 Quarter, respectively. Interest income was $2 million and $18 million for the 2009 Period and 2008 Period, respectively. The decrease in interest income is primarily due to significantly lower yields during the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period, as well as significantly lower cash and short-term investment balances.
Provision for Income Taxes
The Company’s effective tax rates for the 2009 Quarter and 2008 Quarter were 19.2% and 23.5%, respectively. The Company’s effective tax rates for the 2009 Period and 2008 Period were 16.3% and 14.1%, respectively. Included in the income tax provision for the 2008 Quarter is approximately $5 million of tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 5.4 percentage points and 2.0 percentage points for the 2008 Quarter and 2008 Period, respectively. Included in the income tax provision for the 2009 Period is approximately $5 million of tax benefit associated with the reversal of the $5 million tax provision described above. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This $5 million tax benefit decreased the Company’s effective tax rate by 1.7 percentage points for the 2009 Period. In addition, the effective tax rate for the 2008 Period included a $16 million benefit resulting from the out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 5.6 percentage points in the 2008 Period. After consideration of these items, the remaining changes in the effective tax rates for the 2009 Quarter and 2009 Period as compared to the 2008 Quarter and 2008 Period are primarily attributable to changes in income in jurisdictions with different effective tax rates.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months Ended
	October 3, 2009	September 27, 2008
Net income	$219,190	$223,126
Depreciation and amortization	42,572	52,465
Stock-based compensation	21,757	23,181
Deferred income taxes	1,696	(14,313)
Change in accounts receivable	12,070	28,255
Change in inventories	(18,619)	(42,506)
Change in accounts payable and other current liabilities	906	459
Change in deferred revenue and customer advances	14,245	14,135
Other changes	4,587	21,228

Net cash provided by operating activities	298,404	306,030
Net cash (used in) provided by investing activities	(304,216)	43,621
Net cash used in financing activities	(39,927)	(41,040)
Effect of exchange rate changes on cash and cash equivalents	7,634	(13,344)

(Decrease) increase in cash and cash equivalents	$(38,105)	$295,267

Cash Flow from Operating Activities
Net cash provided by operating activities was $298 million and $306 million in the 2009 Period and 2008 Period, respectively. The $8 million decrease in net cash provided by operating activities in the 2009 Period compared to the 2008 Period is attributed primarily to the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:
•	The change in accounts receivable in the 2009 Period compared to the 2008 Period is primarily attributable to the timing of payments made by customers and the lower sales volume in the 2009 Period as compared to the 2008 Period. Days-sales-outstanding (“DSO”) increased to 71 days at October 3, 2009 from 68 days at September 27, 2008.
•	The change in inventories in the 2009 Period compared to the 2008 Period is primarily attributable to the planned reductions resulting from the decline in sales volume.

•	The 2009 Period change in accounts payable and other current liabilities includes a $6 million litigation payment. Also, in the 2009 Period, the Company made a $6 million payment to terminate the lease on the old TA facility. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors and lower incentive compensation accruals.

•	Net cash provided from deferred revenue and customer advances in both the 2009 Period and the 2008 Period was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $304 million in the 2009 Period. Net cash provided by investing activities totaled $44 million in the 2008 Period. Additions to fixed assets and capitalized software were $80 million in the 2009 Period and $49 million in the 2008 Period. The increase in capital spending in the 2009 Period can be attributed primarily to $27 million spent to acquire land and construct a new TA facility, which is now substantially completed and operational. Capital spending is expected to return to 2008 levels beginning in the fourth quarter of 2009. Capital spending may increase periodically in the future in order to fund other facility expansions to accommodate future sales growth. During the 2009 Period, the Company purchased $317 million of short-term investments while $130 million of short-term investments matured. During the 2008 Period, the Company purchased $20 million of short-term investments while $115 million of short-term investments matured. Business acquisitions, net of cash acquired, were $36 million and $3 million during the 2009 Period and 2008 Period, respectively.
Cash Used in Financing Activities
During the 2009 Period and 2008 Period, the Company’s net debt borrowings increased by $109 million and $143 million, respectively.
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
As of October 3, 2009, the Company had a total of $610 million borrowed under the 2007 Credit Agreement. The Company has $500 million classified as long-term debt and $145 million of debt classified as short-term debt from this credit agreement and various other lines of credit. As of October 3, 2009, the total amount available to borrow under the 2007 Credit Agreement was $490 million after outstanding letters of credit.
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2009 Period, the Company repurchased 2.2 million shares at a cost of $103 million under this program, leaving $397 million authorized for future repurchases. During the 2009 Period and 2008 Period, the Company repurchased a total of 3.6 million and 3.4 million shares at a cost of $156 million and $209 million, respectively, under the February 2009 authorization and previously announced programs.

The Company received $8 million and $23 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2009 Period and 2008 Period, respectively.
The Company believes that the cash, cash equivalents and short-term investments of $578 million at the end of the 2009 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company reviewed its commercial commitments as of October 3, 2009 and determined that there were no material changes from the ones set forth in the Form 10-K.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
During the 2009 Period, the Company contributed $9 million to the Company’s U.S. defined benefit plans. During fiscal year 2009, the Company expects to contribute a total of approximately $9 million to $11 million to the Company’s defined benefit plans.
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
New Accounting Pronouncements
Refer to Note 14, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, (i) the impact of the Company’s new products; (ii) the Company’s growth strategies, including its intention to make acquisitions and introduce new products; (iii) anticipated trends in the Company’s business; (iv) the Company’s ability to continue to control costs and maintain quality; (v) current economic conditions and (vi) the impact of the Company’s various litigation matters, including the Dearborn action and ongoing patent litigation. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words

“believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact on demand among the Company’s various market sectors from current economic difficulties and recession; the impact of changes in accounting principles and practices or tax rates, including the effect of restructuring certain legal entities; shifts in taxable income in jurisdictions with different effective tax rates; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; regulatory and/or administrative obstacles to the timely completion of purchase order documentation; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Certain of these and other factors are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. The forward-looking statements included in this quarterly report on Form 10-Q represent the Company’s estimates or views as of the date of this quarterly report and should not be relied upon as representing the Company’s estimates or views as of any date subsequent to the date of this quarterly report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s market risk during the nine months ended October 3, 2009. For information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009 and (1) designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1: Legal Proceedings
City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts. In January 2009, Inter-Local Pension Fund GCC/IBT filed a motion to be appointed as lead plaintiff, which was granted. In April 2009, plaintiff filed an amended complaint that alleges that between July 24, 2007 and January 22, 2008, the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate, and the level of business activity in Japan. The action is purportedly brought on behalf of persons who purchased common stock of the Company between July 24, 2007 and January 22, 2008. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The Company, Mr. Berthiaume and Mr. Ornell have filed a motion to dismiss the amended complaint, which lead plaintiff has opposed. The court has not yet indicated if it will hold oral argument on the pending motion. The Company intends to defend vigorously.
There have been no other material changes in the Company’s legal proceedings during the nine months ended October 3, 2009 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company reviewed its risk factors as of October 3, 2009 and determined that there were no material changes from the ones set forth in the form 10-K. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 28. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table provides information about purchases by the Company during the three months ended October 3, 2009 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
July 5 to August 1, 2009	—	$—	—	$445,567
August 2 to August 29, 2009	555	51.39	555	417,046
August 30 to October 3, 2009	375	52.69	375	397,287

Total	930	51.91	930	397,287

(1)	The Company purchased 0.9 million shares of its outstanding common stock in the 2009 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.
Item 3: Defaults Upon Senior Securities
Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5: Other Information
Not Applicable
Item 6: Exhibits

Exhibit
Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009, formatted in XBRL (Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Waters Corporation

/s/ John Ornell

John Ornell
Vice President, Finance and Administration and Chief Financial Officer
Date: November 6, 2009