Form 10-K
period 2009-12-31
WATERS CORP /DE/
filed 2010-02-26
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 4, 2009: $4,680,348,128.

Indicate the number of shares outstanding of the registrant’s common stock as of February 19, 2010: 93,586,125

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments as well as other manufacturers’ instruments.

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s LC and MS instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability of fine chemicals, polymers and viscous liquids for uses in various industrial, consumer goods and healthcare products, as well as for life science research.

Waters is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters became a publicly traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996 and Micromass Limited (“Micromass®”) in September 1997.

Business Segments

The Company’s business activities, for which financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. As indicated above, the Company operates in the analytical instruments industry, designing, manufacturing, distributing and servicing products in three technologies: LC and MS instruments; columns and other consumables; and thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments, Waters Division and TA Division, have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas is set forth in Note 16 in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and government agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their international counterparts who mandate testing requiring HPLC instrumentation.

Traditionally, a typical HPLC system has consisted of five basic components: solvent delivery system, sample injector, separation column, detector and data acquisition unit. The solvent delivery system pumps solvents through the HPLC system, while the sample injector introduces samples into the solvent flow. The chromatography column then separates the sample into its components for analysis by the detector, which measures the presence and amount of the constituents. The data acquisition unit, usually referred to as the instrument’s software or data system, then records and stores the information from the detector.

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover new levels of scientific information. Though it offers significant performance advantages, ACQUITY UPLC is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. The Company began shipping the ACQUITY UPLC in the third quarter of 2004. During 2009, 2008 and 2007, the Company experienced growth in the LC instrument system product line primarily from the sales of ACQUITY UPLC systems.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument and, furthermore, that its ACQUITY UPLC instrument primarily uses ACQUITY UPLC columns. In 2009, 2008 and 2007, excluding the small impact from acquisitions mentioned below, the Company experienced growth in its LC chromatography column and sample preparation businesses, especially in ACQUITY UPLC columns.

In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately-held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. In December 2008, the Company acquired the net assets of Analytical Products Group, Inc. (“APG”), a provider of environmental testing products for quality control and proficiency testing used in environmental laboratories, for $5 million in cash. The APG business has been integrated into the Company’s Environmental Resources Associates, Inc. (“ERA”) business, which was acquired in December 2006. The Company acquired all of the outstanding capital stock of ERA, a provider of environmental testing products for quality control, proficiency testing and specialty calibration chemicals used in environmental laboratories, for $62 million in cash, including the assumption of $4 million of debt. ERA also provides product support services required to help laboratories with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In February 2006, the Company acquired the net assets of the food safety business of VICAM® Limited Partnership (“VICAM”) for $14 million in cash. VICAM is a leading provider of tests to identify and quantify mycotoxins in various agricultural commodities. The Company’s test kits provide reliable, quantitative detection of particular mycotoxins through the choice of flurometer, LC-MS or HPLC. The APG, ERA and VICAM acquisitions are part of the chemistry consumable product line.

Based upon reports from independent marketing research firms and publicly disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC instruments, chromatography columns and other consumables and related services. The Company also believes that it has the leading LC market share in the United States, Europe and Asia, and believes it has a leading market share position in Japan.

Mass Spectrometry

Mass spectrometry is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments can be integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time-of-flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

Currently, the Company offers a wide range of MS instruments utilizing various combinations of quadrupole, Tof, ion mobility and magnetic sector designs. These instruments are used in drug discovery and development, as well as for environmental and food safety testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, food and environmental market segments worldwide.

The mass spectrometer is an increasingly important detection device for LC. The Company’s smaller-sized mass spectrometers (such as the SQD and the TQD) are often referred to as LC “detectors” and are either sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevotm TQ and Quattro Premiertm XE instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing, and quadrupole time-of-flight (“Q-Toftm”) instruments, such as the Company’s Synapttm MS, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2006, the Company introduced the tandem quadrupole device, the TQD, and a new hybrid Q-Tof technology system, the Synapttm HDMStm. The Synapt HDMS system integrates ion mobility technology within a Q-Tof geometry instrument configuration and uniquely allows researchers to glean molecular shape information, a novel capability for a mass spectrometry instrument. In 2008, the Company introduced a new Q-Tof instrument called the Synapt MS. This instrument is an improved version of the Q-Tof Premiertm that customers may opt to upgrade to Synapt HDMS capability. In late 2008, the Xevotm QToftm MS, an exact mass MS/MS bench-top instrument, was introduced. In late 2009, the Company introduced the Synapttm G2 HDMStm system. The Synapt G2 HDMS and Synapttm G2 MS systems are high resolution exact mass MS/MS platforms that are performance enhanced replacements for the Synapt HDMS and Synapt MS systems. The performance enhancements offered by these new systems allow for higher resolution shape discrimination by the HDMS version and superior mass resolution, mass accuracy and quantification accuracy by both versions.

LC-MS

LC and MS are instrumental technologies often embodied within an analytical system tailored for either a dedicated class of analyses or as a general purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it is becoming common for LC and MS instrumentation to be used within the same laboratory and operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters Division to develop, manufacture, sell and service integrated LC-MS systems.

Waters Division Service

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

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered through the Waters Division, a range of instrumental configurations are available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Seriestm family of differential scanning calorimeters includes a range of instruments, from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2009, TA introduced the ARIES G2 rheometer, a high performance system uniquely capable of independently measuring stress and strain for a wide variety of solids and liquids.

In July 2008, the Company acquired the net assets of VTI Corporation (“VTI”), a manufacturer of sorption analysis and thermogravimetric analysis instruments, for $3 million in cash. VTI’s products are widely used in the evaluation of pharmaceuticals, catalysts and energy-related materials. This acquisition added two technologies which complement TA’s existing gravimetric analysis product line. VTI’s sorption analysis products are designed for water and organic vapor sorption studies of pharmaceuticals and related materials. VTI’s high pressure, high vacuum TGA projects are designed for high pressure sorption studies, which are commonly used in the analysis of energy-related materials.

In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately-held company that designs, develops and manufactures highly sensitive calorimeters, for $7 million in cash, including the assumption of $1 million of liabilities. CSC products and services are primarily used in the life sciences industry. This acquisition added two systems which complement TA’s existing TAM micro-calorimeter product line. The Nano-ITC is an isothermal titration calorimeter designed to measure protein-ligand binding and the interaction of biological materials. The Nano-DSC is an ultra-sensitive scanning calorimeter used to measure the stability of proteins and other macromolecules in dilute solutions and is commonly used in pharmaceutical development processes.

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

TA Service

The Company sells, supports and services TA Division’s product offerings through its headquarters in New Castle, Delaware. TA operates independently from the Waters Division, though several of its overseas offices are situated in Waters’ facilities. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of replacement parts and from billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Customers

The Company has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements.

The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2009, 2008 and 2007, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry, focused exclusively on the various instrument systems’ installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 2,700 field representatives in 92 sales offices throughout the world as of December 31, 2009. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train and minimize instrument downtime for customers. In-house, technical support representatives work directly with customers providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing

The Company provides high quality LC products by overseeing each stage of the production of its instruments, columns and chemical reagents. The Company currently assembles a portion of its LC instruments at its facility in

Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains a quality management system in accordance with the requirements of ISO 9001:2000, ISO 13485:2003, ISO 14001:2004 and applicable regulatory requirements (including FDA Quality System Regulations and the European In-Vitro Diagnostics Directives). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that can meet the Company’s quality requirements. In 2006, the Company transitioned the manufacturing of LC instrument systems and components to a well-established contract manufacturing firm in Singapore. The Company expects to continue pursuing outsourcing opportunities.

The Company manufactures its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA Division product lines. These facilities meet similar ISO and FDA standards met by the Milford, Massachusetts facility and are registered with the FDA. VICAM manufactures antibody resin and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. ERA manufactures environmental proficiency kits in Arvada, Colorado. Thar manufactures SFC systems in Pittsburgh, Pennsylvania.

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

Thermal analysis, rheometry and calorimetry products are manufactured by TA. Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility. Rheometry products are manufactured at the Company’s New Castle, Delaware and Crawley, England facilities. Microcalorimetry products are manufactured at the Company’s Lindon, Utah facility. VTI manufactures sorption analysis and thermogravimetric analysis instruments in Hialeah, Florida. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s thermal analysis facilities are certified to ISO 9001:2000 standards.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update the existing product offering. The Company’s research and development expenditures for 2009, 2008 and 2007 were $77 million, $82 million and $81 million, respectively. Nearly all of the current LC products of the Company have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the MS products have been developed at facilities in England and nearly all of the current thermal analysis products have been developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2009, there were 677 employees involved in the Company’s research and development efforts. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 5,200 employees at December 31, 2009, with approximately 44% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.

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

In the markets served by the Waters Division, the Company’s principal competitors include: Agilent Technologies, Inc., Life Technologies Corporation, Thermo Fisher Scientific Inc., Varian, Inc., Shimadzu Corporation, Dionex Corporation and Bruker BioSciences. In 2009, Danaher Corporation announced an intention to acquire the mass spectrometry assets of Life Technologies Corporation and Agilent Technologies, Inc. announced plans to acquire Varian, Inc. In the markets served by the TA Division, the Company’s principal competitors include: PerkinElmer, Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern Instruments Ltd., Anton-Paar and General Electric Company.

The market for consumable LC products, including separation columns, is highly competitive and more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that process silica, packs columns and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation, performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Inc., Supelco, Inc., Agilent Technologies, Inc., General Electric Company, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument. In 2009, Agilent Technologies, Inc. introduced a new LC system, which they termed a UHPLC, which they have claimed has similar performance characteristics to Waters’ ACQUITY UPLC.

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

Environmental Matters and Climate Change

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

The Company is sensitive to the growing global debate with respect to climate change. In the first quarter of 2009, the Company published its first sustainability report identifying the various actions and behaviors the

Company has adopted concerning its commitment to both the environment and the broader topic of social responsibility. An internal sustainability working group was formed and is functioning to develop increasingly robust data with respect to the Company’s utilization of carbon producing substances. See Item 1A, Risk Factors — Effects of Climate Change, for more information on the potential significance of climate change legislation.

Available Information

The Company files all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The Company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The website address for Waters Corporation is http://www.waters.com and SEC filings can be found under the caption “Investors”.

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, the impact of the Company’s new products and the Company’s ability to invest in new product development and existing product enhancements; the Company’s growth strategies, including its intention to make acquisitions, make stock repurchases and introduce new products; anticipated trends in the Company’s business; the Company’s ability to continue to control costs and maintain quality; current economic conditions; the impact of the Company’s various litigation matters, including the Dearborn action and ongoing patent litigation; future issuances of 10-year senior unsecured notes by the Company; the Company’s product performance; the Company’s ability to ensure product consistency and react to new customer requirements; the Company’s market share position and statements related to market position; statements related to the Company’s pursuant of outsourcing opportunities; the Company’s ability to attract and retain highly skilled employees; statements regarding the Company’s facilities; statements regarding the Company’s financial flexibility; use of the Company’s debt proceeds; the Company’s expected cash flow and borrowing capacity; the Company’s contributions to defined benefit plans; and the Company’s capital spending and ability to fund other facility expansions to accommodate future sales growth. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact on demand among the Company’s various market sectors from current economic difficulties and recession; the impact of changes in accounting principles and practices or tax rates, including the effect of recently restructuring certain legal entities; shifts in taxable income in jurisdictions with different effective tax rates; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; the Company’s ability to obtain alternative sources for components and modules; underperformance relative to expected future operating results; negative industry trends; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results, as well as additional risk factors set forth below in Item 1A, Risk Factors, of this Form 10-K. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 1A:	Risk Factors

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to the following risks.

Global Economic Conditions
The global economic conditions had an unfavorable impact on demand for the Company’s products in 2009 and in late 2008. These conditions resulted in a decline in demand for the Company’s products and services and may result in a decline in demand for the Company’s products and services in the near future. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. Any further deterioration or prolonged disruption in the financial markets or market conditions generally may result in reduced demand for the Company’s products and services. The Company’s global business may also be adversely affected by decreases in the general level of economic activity as a result of the economic and financial market situations.

Financial Market Conditions
Financial markets in the U.S., Europe and Asia have experienced extreme disruption over the past few years, including, among other things, a sharp increase in the cost of new capital, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. While currently these conditions have not impacted the Company’s ability to access its existing cash or borrow on its existing revolving credit facility, there can be no assurance that there will not be further deterioration or prolonged disruption in financial markets or financial institutions. Any further deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash and revolving credit facility and impair its ability to access sources of new capital. The Company’s cost of any new capital raised and interest expense would increase if this were to occur.

Customer Demand
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital expenditures of the Company’s customers; changes in government regulations, particularly effecting drug, food and drinking water testing; funding available to academic and government institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. There can be no assurances that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of weakness in global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 51% and 50% of the Company’s net sales in 2009 and 2008, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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

Levels of Debt and Debt Service Requirements
The Company had approximately $632 million in debt and $630 million in cash, cash equivalents and short-term investments as of December 31, 2009. As of December 31, 2009, the Company also had the ability to borrow an additional $479 million from its existing credit facilities. Most of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs. A majority of the Company’s cash is maintained and generated from foreign operations. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas, the Company’s ability to access its existing cash and revolving credit facility and other sources obtained at an acceptable cost.

Debt Covenants
The Company’s debt may become subject to restrictive covenants that limit the Company’s ability to engage in certain activities that could otherwise benefit the Company. These debt covenants include restrictions on the Company’s ability to enter into certain contracts or agreements that may limit the Company’s ability to make dividend or other payments; secure other indebtedness; enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s debt agreements. The Company’s ability to comply with these financial restrictions and covenants is dependent on the Company’s future performance, which is subject to, but not limited to, prevailing economic conditions and other factors, including factors that are beyond the Company’s control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Risk of Disruption of Operations
The Company manufactures LC instruments at facilities in Milford, Massachusetts and Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various other locations as a result of the Company’s recent acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

Sovereign Risk, Foreign Operations and Exchange Rates
Approximately 69% and 70% of the Company’s net sales in 2009 and 2008, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland, the United Kingdom and Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and potentially adverse tax consequences.

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

Use of Outside Manufacturers
Certain components or modules of the Company’s LC and MS instruments are manufactured by long-standing outside contractors. Since 2006, the Company has transitioned the manufacturing of LC instrument systems and related components to a well-established contract manufacturing firm in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

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

Effects of Climate Change
The Company’s manufacturing processes for certain of its products involve the use of chemical and other substances that are regulated under various international, federal, state and local laws governing the environment. In the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities with respect to the use and/or levels of possible emissions from such chemicals and/or other substances, the Company may be required to make certain changes and adaptations to its manufacturing processes. There can be no assurance that any such changes would not have a material effect on the financial statements of the Company.

Another potential effect of climate change is an increase in the severity of global weather conditions. The Company manufactures a growing percentage of its HPLC, UPLC and MS products in both Singapore and Wexford, Ireland. Although the Company believes its has an adequate disaster recovery plan in place, severe weather conditions, including earthquakes, hurricanes and/or tsunami, could potentially cause significant damage to the Company’s manufacturing facilities in each of these countries. There can be no assurance that the effects of such damage and the resultant disruption of manufacturing operations would not have a materially adverse impact to the financial results of the Company.

Regulatory Compliance
The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, import/export and environmental. A portion of the Company’s operations are subject to regulation by the United States Food and Drug Administration and similar foreign agencies. These regulations are complex and govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. Any failure by the Company to comply with applicable government regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations.

Some of the Company’s operations are subject to domestic and international laws and regulations with respect to the manufacture, handling, use or sale of toxic or hazardous substances. This requires the Company to devote substantial resources to maintain compliance with those applicable laws and regulations. If the Company fails to comply with such requirements in the manufacture or distribution of its products, it could face civil and/or criminal penalties and potentially be prohibited from distributing or selling such products until they are compliant.

Some of the Company’s products are also subject to the rules of certain industrial standards bodies, such as the International Standards Organization. The Company must comply with these rules, as well as those of other agencies such as those of the United States Occupational Health and Safety Administration. Failure to comply with such rules could result in the loss of certification and/or the imposition of fines and penalties which could have a material adverse effect on the Company’s operations.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Waters operates 23 United States facilities and 77 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function(1)	Owned/Leased

Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Nixa, MO	M, S, D, A	Leased
Arvada, CO	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
St. Quentin, France	S, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Singapore	R, S, D, A	Leased
Wexford, Ireland	M, R, D, A	Owned
Crawley, England	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
Brasov, Romania	R, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 13 field offices in the United States and 67 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International

Pleasanton, CA	Australia	Italy
Irvine, CA	Austria	Japan
Newark, DE	Belgium	Korea
Schaumburg, IL	Brazil	Mexico
Wood Dale, IL	Canada	Netherlands
Beverly, MA	Czech Republic	People’s Republic of China
Columbia, MD	Denmark	Poland
Ann Arbor, MI	Finland	Puerto Rico
Morrisville, NC	France	Spain
Parsippany, NJ	Germany	Sweden
Huntingdon, PA	Hungary	Switzerland
Bellaire, TX	India	Taiwan
Spring, TX	Ireland	United Kingdom

(2)	The Company operates more than one office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

In France, the Paris District Court found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company filed a further appeal in the case and the appeal was dismissed in March 2007. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent patent and a judgment was issued against the Company. The Company has appealed this judgment. In the meantime, however, the Company recorded a $7 million provision in 2008 for damages and fees estimated to be incurred in connection with this case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2009. In addition, the Company sought a declaration from the French court that, as was found in both the UK and Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter was held in September 2007 and, in December 2007, the French court held that the modified features of the Alliance pump are non-infringing. Agilent appealed this ruling and, in January 2010, the French appeals court affirmed the finding of non-infringement with respect to the modified features of the Alliance pump.

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

City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts. In January 2009, Inter-Local Pension Fund GCC/IBT filed a motion to be appointed as lead plaintiff, which was granted. In April 2009, plaintiff filed an amended complaint that alleges that between July 24, 2007 and January 22, 2008, the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate and the level of business activity in Japan. The action is purportedly brought on behalf of persons who purchased common stock of the Company between July 24, 2007 and January 22, 2008. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The Company, Mr. Berthiaume and Mr. Ornell have filed a motion to dismiss the amended complaint, which lead plaintiff opposed. The court has not yet indicated if it will hold oral argument on the pending motion. The Company intends to defend vigorously.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 61, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation and a Director of Genzyme Corporation.

Arthur G. Caputo, 58, became an Executive Vice President in March 2003 and has served as President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 52, became Vice President of Human Resources in October 2005 and has served as Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she has held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 52, became Vice President, Finance and Administration and Chief Financial Officer in June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 55, became Vice President, General Counsel and Secretary of the Company in April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 22, 2010, the Company had 206 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future. The Company has not made any sales of unregistered securities in the years ended December 31, 2009, 2008 or 2007.

Securities Authorized for Issuance under Equity Compensation Plans

Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this document and should be considered an integral part of this Item 5.

STOCK PRICE PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total return on $100 invested as of December 31, 2004 (the last day of public trading of the Company’s common stock in fiscal year 2004) through December 31, 2009 (the last day of public trading of the common stock in fiscal year 2009) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE
DECEMBER 31, 2004 AMONG WATERS CORPORATION,
NYSE MARKET INDEX AND SIC CODE 3826 — LABORATORY ANALYTICAL INSTRUMENTS

	2004	2005	2006	2007	2008	2009
WATERS CORPORATION	100.00	80.79	104.66	168.99	78.33	132.42
SIC CODE INDEX	100.00	103.14	117.60	149.42	82.93	130.87
NYSE MARKET INDEX	100.00	109.36	131.75	143.43	87.12	111.76

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low

March 29, 2008	$80.77	$52.59
June 28, 2008	$65.17	$53.70
September 27, 2008	$70.19	$55.52
December 31, 2008	$58.18	$34.77
April 4, 2009	$41.76	$30.75
July 4, 2009	$51.52	$35.89
October 3, 2009	$56.30	$48.56
December 31, 2009	$62.58	$55.48

Purchase of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2009 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs(1)	the Programs

October 4 to October 31, 2009	—	$—	—	$397,287
November 1 to November 28, 2009	615	59.46	615	360,719
November 29 to December 31, 2009	292	60.13	292	343,161

Total	907	59.68	907	343,161

(1)	The Company purchased an aggregate of 3.1 million shares of its outstanding common stock during 2009 in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

The Company purchased an aggregate of 1.4 million shares of its outstanding common stock during 2009 in open market transactions pursuant to a repurchase program that was announced in February 2007 (the “2007 Program”). The 2007 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period and expired in February 2009. The Company repurchased an aggregate of 8.2 million shares of its common stock under the 2007 Program for an aggregate of $454 million.

Item 6:	Selected Financial Data

Reference is made to information contained in the section entitled “Selected Financial Data” and is incorporated by reference from page 79 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data, and should be considered an integral part of this Item 6.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company’s sales were $1,499 million, $1,575 million and $1,473 million in 2009, 2008 and 2007, respectively. Sales declined 5% in 2009 as compared with 2008 and sales grew by 7% in 2008 as compared with 2007. Overall, the 2009 decline in sales is primarily due to lower instrument spending by the Company’s customers as a result of global economic recessionary conditions and, to a lesser extent, due to the effect of foreign currency translation, which lowered sales by 2% in 2009. Companies acquired in late 2008 and early 2009 added 2% to sales in 2009 as compared to 2008. 2009 instrument system sales declined 10% while recurring sales of chemistry consumables and service increased 2% as compared with 2008, primarily from the effect of acquisitions. The 2008 sales growth as compared to 2007 was primarily attributed to the Company’s introduction of new products, the increase in chemistry consumable and service sales and the effects of foreign currency translation.

A decline in sales, as compared to the corresponding quarter in the prior year, started in the fourth quarter of 2008 due to the global economic recession and continued into the first three quarters of 2009. This decline ended in the fourth quarter of 2009 when sales increased at a rate of 3% over the 2008 fourth quarter. The increase in the 2009 fourth quarter sales is attributed to favorable currency translation, the benefit from acquisitions, a slight improvement in global economic conditions and the introduction of new products.

During 2009, as compared to 2008, sales increased 1% in Asia (including Japan) while sales decreased 4% in the U.S., 9% in Europe and 12% in the rest of the world. The effect of currency translation decreased 2009 sales by 2%. During 2008, as compared to 2007, sales increased 1% in the U.S., 7% in Europe, 16% in Asia and 3% in the rest of the world. The effect of currency translation benefited 2008 sales by approximately 2%.

In 2009, as compared to 2008, sales to pharmaceutical and industrial and food safety customers decreased 4% and 11%, respectively. These decreases are primarily a result of reduced spending on instrument systems caused by the global economic recession and, to a lesser extent, the strengthening of the U.S. dollar in developing economies, including India, South America and Eastern Europe. Global sales to government and academic customers were 5% higher in 2009 and the increase can be primarily attributed to sales of the newly introduced mass spectrometry instrument systems, higher ACQUITY UPLC® instrument system sales and global governmental stimulus spending programs. In 2008, as compared to 2007, global sales to pharmaceutical, industrial and food safety, and government and academic customers grew 3%, 13% and 10%, respectively. The increases were primarily attributable to the demand for the Company’s new products in the U.S. and Asia, new governmental regulatory testing requirements, higher awareness of food safety issues and higher chemistry consumable and service sales.

The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The Waters Division sales decline of 4% in 2009 as compared with 2008 was primarily attributable to weaker demand for instrument systems due to the reduction in capital spending by the Company’s customers as a result of the global recession. The Waters Division’s recurring revenue growth from chemistry consumables and service was 2% in 2009 as compared to 2008, primarily from the effect of acquisitions. The Waters Division sales grew by 7% in 2008 as compared with 2007. The Waters Division sales growth in 2008 was strongly influenced by ACQUITY UPLC sales, shipments of new Synapttm HDMStm, Xevotm TQ and Synapttm MS systems and recurring revenue growth from the service and chemistry consumables business.

In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately-held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. The Company had previously made a $4 million equity investment in Thar in June 2007. Thar added approximately $17 million of product sales and was about neutral to earnings in 2009 after debt service costs. Recently acquired companies, both Thar and the 2008 acquisition of Analytical Products Group, Inc. (“APG”), added 2% to Waters Division’s sales in 2009.

The TA Division’s (“TA®”) products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. Sales for TA decreased by 11% in 2009 as compared to 2008. TA’s sales decline in 2009 can be primarily attributed to a decrease in spending by the Company’s industrial customers as a result of the global economic recession. The July 2008 acquisition of VTI Corporation (“VTI”) added 1% to TA’s sales in 2009 as compared to 2008. TA’s 2008 sales growth of 10% as compared to 2007 can be primarily attributed to new product introductions, the effect of foreign currency translation and the impact of acquisitions. Acquisitions and the effect of foreign currency translation added 3% and 2%, respectively, to TA’s 2008 sales as compared to 2007.

Operating income was $395 million, $390 million and $349 million in 2009, 2008 and 2007, respectively. The $5 million net increase in operating income in 2009 over 2008 is primarily a result of the following:

•	Higher gross margins primarily from the net favorable effect of foreign currency translation;

•	Favorable benefits from product sales mix whereas 2009 contained a higher level of higher margin chemistry consumables and service sales than 2008;

•	Lower manufacturing costs; and

•	Lower selling, administrative and research and development expenses achieved through tight controls of discretionary spending and lower incentive compensation.

These 2009 increases were partially offset by lower gross margin dollars from lower unit volume; lower prices resulting from competitive situations in certain geographies and the impact of $6 million of expense in connection with the TA building lease termination payment and $3 million of severance costs related to a restructuring in Europe.

The $41 million net increase in operating income in 2008 over 2007 is primarily the result of the benefits from an increase in sales volume, the favorable effect of foreign currency translation and the impact of a one-time $12 million expense recorded in 2007 related to a contribution into the Waters Employee Investment Plan. The 2008 increase was partially offset by a patent litigation provision of $7 million and a $9 million impact of an out-of-period capitalized software amortization adjustment recorded during 2008. During 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily relate to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of approximately 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment. For 2008, the errors reduced the Company’s effective tax rate by 4.0 percentage points.

In 2009, the Company recorded approximately $5 million of tax benefit associated with the reversal of a $5 million tax provision which was originally recorded in 2008 relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The tax benefit recognized in 2009 decreased the Company’s effective tax rate by 1.2 percentage points for 2009. The one-time tax provision recorded in 2008 increased the Company’s effective tax rate by 1.4 percentage points in 2008.

Net income per diluted share was $3.34, $3.21 and $2.62 in 2009, 2008 and 2007, respectively. Net income per diluted share grew at a rate of 4% in 2009 as compared with 2008 and 23% in 2008 as compared with 2007. Net income per diluted share was primarily impacted by the following factors in 2009, 2008 and 2007:

•	The benefits of a weaker British Pound on the Company’s manufacturing and operating costs.

•	Lower net interest and lower weighted-average shares and equivalents, as a result of the Company’s share buyback program, increased net income per diluted share in both 2009 as compared with 2008 and in 2008 as compared with 2007.

•	As described in the preceding paragraph, the $5 million tax benefit recorded in 2009 added $0.05 per diluted share to 2009 and the $5 million tax provision recorded in 2008 decreased net income per diluted share in 2008 by $0.05.

•	The $6 million TA lease termination payment decreased the 2009 net income per diluted share by $0.04.

•	The impact of the 2008 out-of-period adjustments related to capitalized software amortization increased the 2008 net income per diluted share by $0.08.

•	The one-time contribution to the Waters Employee Investment Plan decreased the 2007 net income per diluted share by $0.08.

•	Higher effective tax rates, excluding the items described above, decreased net income per diluted share in 2009 as compared with 2008. Lower effective tax rates, excluding the items described above, increased net income per diluted share in 2008 as compared with 2007.

Net cash provided by operating activities was $418 million, $418 million and $371 million in 2009, 2008 and 2007, respectively. The 2009 cash provided by operating activities was consistent with the 2008 cash provided by operating activities despite the lower sales volume and the global economic recession. The $47 million increase in the operating cash flow in 2008 as compared to 2007 was primarily the result of higher net income and improved cash collections from customers, partially offset by a $13 million one-time transition benefit payment into the Waters Employee Investment Plan that was expensed in 2007, increases in inventory and the timing of payments to vendors.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $94 million, $69 million and $60 million in 2009, 2008 and 2007, respectively. The increase in capital expenditures in 2009 is primarily attributed to $28 million spent to acquire land and construct a new TA facility, which was completed in 2009. In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar for $36 million in cash. The Company made an equity investment in Thar in June 2007 for $4 million in cash. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company received $19 million, $29 million and $91 million of proceeds from stock plans in 2009, 2008 and 2007, respectively. Fluctuations in these amounts are primarily attributed to changes in the Company’s stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2009, 2008 and 2007, the Company repurchased 4.5 million, 4.1 million and 3.4 million shares at a cost of $210 million, $235 million and $201 million, respectively, under the February 2009 authorization and previously announced stock repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In addition, in early March 2010, the Company expects to issue and sell ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt would mature in February 2020. The Company plans to use the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt amounts and for general corporate purposes.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales
Net sales for 2009 and 2008 were $1,499 million and $1,575 million, respectively, a decrease of 5%. The effect of foreign currency translation lowered sales in 2009 by 2%. Product sales were $1,052 million and $1,140 million for 2009 and 2008, respectively, a decrease of 8%. The decrease in product sales in 2009 as compared to 2008 was primarily due to the overall decline in Waters and TA instrument system sales due to lower spending by the Company’s customers as a result of the global economic recession and adverse effects from foreign currency translation. Service sales were $447 million and $435 million in 2009 and 2008, respectively, an increase of 3%. The increase in service sales in 2009 as compared with 2008 was primarily attributable to increased sales of service plans and billings to a higher installed base of customers.

Waters Division Net Sales
The Waters Division net sales declined 4% in 2009 as compared to 2008. The effect of foreign currency translation negatively impacted the Waters Division across all product lines, resulting in a decline in total sales of 2%. The 2009 acquisition of Thar and 2008 acquisition of APG added 2% to sales in 2009.

Chemistry consumables sales in 2009 were comparable to 2008, with the effect of foreign currency translation negatively impacting chemistry consumable sales by 2%. Waters Division service sales grew 3% in 2009 due to increased sales of service plans and billings to a higher installed base of customers. The service sales growth rate was negatively impacted by 1% from the effect of foreign currency translation. Waters instrument system sales (LC and MS) declined by 9% in 2009. The decrease in instrument system sales is primarily attributable to weak industrial and pharmaceutical customer spending caused by the global recession. The effect of foreign currency translation negatively impacted the 2009 instrument system sales by 2%. Waters Division sales by product line in 2009 were 52% for instrument systems, 18% for chemistry consumables and 30% for service, as compared to 55% for instrument systems, 17% for chemistry consumables and 28% for service in 2008.

Waters Division sales in Europe declined 9%, primarily due to weak demand in Eastern Europe and the effects of foreign currency translation, which decreased 2009 sales in Europe by 6%. Waters Division sales in Asia increased 2% in 2009, with strong sales growth in China partially offset by weakness in other Asian markets. The effects of foreign currency translation increased Asia’s 2009 sales by 2%. Waters Division sales in the U.S. and the rest of the world declined 2% and 13%, respectively. The effects of foreign currency translation decreased 2009 sales in the rest of world by 3%.

TA Division Net Sales
TA’s sales were 11% lower in 2009 as compared to 2008 primarily as a result of weak instrument system demand from its industrial customers. Foreign currency translation had minimal impact on TA’s 2009 sales as compared to 2008. The 2008 acquisition of VTI added 1% to sales in 2009. Instrument system sales declined 15% in 2009 and represented 74% of sales in 2009 as compared to 78% in 2008. TA service sales increased by 4% in 2009 due to the increased sales of service plans and billings to a higher installed base of customers. Geographically, TA sales decreased in each market.

Gross Profit
Gross profit for 2009 was $904 million compared to $914 million for 2008, a decrease of $10 million, or 1%. Gross profit as a percentage of sales increased to 60.3% in 2009 compared to 58.0% for 2008. The decrease in gross profit dollars in 2009 can be primarily attributed to the lower sales volume and lower prices in certain geographies offset by the benefits from net favorable foreign currency translation, a favorable change in sales mix and lower manufacturing costs. Gross profit in 2008 also had a $9 million charge from out-of-period adjustments related to capitalized software amortization. During 2009, the Company’s gross profit as a percentage of sales benefited from the favorable movements in certain foreign exchange rates between the currencies where the Company manufactures and services products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. Gross profit as a percentage of sales was also primarily impacted by the change in sales mix, with 2009 containing a higher level of higher margin chemistry consumables and service sales than 2008.

Selling and Administrative Expenses
Selling and administrative expenses for 2009 and 2008 were $421 million and $427 million, respectively, a decrease of 1%. The decrease in 2009 selling and administrative expenses is primarily due to tighter control of discretionary spending including no merit increase in 2009, lower incentive compensation and the comparative favorable impact of foreign currency translation. The 2009 decreases were offset by the impact of the $6 million expense incurred in connection with the TA lease termination payment. As a percentage of net sales, selling and administrative expenses were 28.1% for 2009 compared to 27.1% for 2008. This percentage increase can be attributed to the lower 2009 sales volume.

Research and Development Expenses
Research and development expenses were $77 million and $82 million for 2009 and 2008, respectively, a decrease of $5 million, or 5%. The decrease in research and development expenses in 2009 is primarily due to the comparative favorable impact of foreign currency translation.

Interest Expense
Interest expense was $11 million and $39 million for 2009 and 2008, respectively. The decrease in interest expense in 2009 is primarily attributable to a decrease in average borrowings, as well as significantly lower interest rates during 2009 as compared to 2008.

Interest Income
Interest income was $3 million and $21 million for 2009 and 2008, respectively. The decrease in interest income is primarily due to significantly lower yields during 2009 as compared to 2008, as well as lower average cash and short-term investment balances.

Provision for Income Taxes
The Company’s effective tax rates for 2009 and 2008 were 16.4% and 13.4%, respectively. Included in the income tax provision for 2009 is approximately $5 million of tax benefit relating to the reversal of a $5 million provision which was originally recorded in 2008 relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The $5 million tax benefit decreased the Company’s effective tax rate by 1.2 percentage points in 2009. The one-time provision increased the Company’s effective tax rate by 1.4 percentage points in 2008. In addition, the effective tax rate for 2008 included a $16 million benefit resulting from out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 4.0 percentage points in 2008. After consideration of these items, the remaining change in the effective tax rates for 2009 as compared to 2008 is primarily attributable to changes in income in jurisdictions with different effective tax rates.

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

Waters Division Net Sales
The Waters Division net sales grew 7% in 2008 as compared to 2007. The effect of foreign currency translation benefited the Waters Division across all product lines, resulting in a benefit to total sales growth of 2%.

Chemistry consumables sales grew 9% in 2008 as compared to 2007. This growth was driven by increased column sales of ACQUITY UPLC proprietary column technology and sales of HPLC columns. Waters Division service sales grew 12% in 2008 due primarily to increased sales of service plans and billings to a higher installed base of customers. Waters instrument system sales grew 3% in 2008. The increase in instrument system sales during 2008 is primarily attributable to higher sales of ACQUITY UPLC, Synapt HDMS, Synapt MS and the Xevo TQ. Sales were negatively impacted by the slowdown in industrial customer spending which occurred during the fourth quarter of 2008 due to the economic recession. Waters Division sales by product line were essentially unchanged in 2008 and 2007 with instrument systems, chemistry consumables and service representing approximately 55%, 17% and 28% of sales, respectively.

Geographically, Waters Division sales in Europe, Asia and the rest of the world grew approximately 6%, 17% and 4% in 2008, respectively. Sales in the U.S. were flat in 2008. The sales growth in 2008 was primarily due to higher demand from the Company’s government, academic and industrial customers. Asia’s sales growth was primarily driven by increased sales in India and China. The effects of foreign currency translation increased sales growth in Europe and Asia by 4% and 5% in 2008, respectively.

TA Division Net Sales
TA’s sales grew 10% in 2008 as compared to 2007 primarily as a result of new product introductions, acquisitions and the effect of foreign currency translation. The effect of foreign currency translation benefited the TA sales growth by 2% in 2008 as compared to 2007. Instrument system sales grew 6% and represented approximately 78% and 81% of sales in 2008 and 2007, respectively. TA service sales grew 27% in 2008 and can be primarily attributed to a higher installed base of customers and new service sales to the customers of recently acquired companies. Geographically, sales growth for TA in 2008 was predominantly in the U.S., Europe and Asia. The July 2008 VTI acquisition and the August 2007 acquisition of CSC added 3% to TA’s sales growth for 2008.

Gross Profit
Gross profit for 2008 was $914 million compared to $842 million for 2007, an increase of $72 million, or 9%. Gross profit as a percentage of sales increased to 58.0% in 2008 compared to 57.2% in 2007. This increase is primarily due to higher sales volume, increased comparative benefits of foreign currency translation and, to a lesser extent, lower manufacturing costs. Also, the overall gross profit increase was negatively impacted by a $9 million out-of-period capitalized software amortization adjustment recorded during 2008. The gross profit increase can also be attributed to a $3 million expense recorded in 2007 relating to the contribution into the Waters Employee Investment Plan.

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

Litigation Provision
The Company recorded a $7 million provision in 2008 for damages and fees estimated to be incurred in connection with a judgment issued against the Company relating to an ongoing patent infringement lawsuit with Agilent Technologies Inc.

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

Provision for Income Taxes
The Company’s effective tax rates for 2008 and 2007 were 13.4% and 17.1%, respectively. Included in the income tax provision for 2008 is approximately $5 million of tax provision associated with the reorganization of certain foreign legal entities. This one-time provision increased the Company’s effective tax rate by 1.4 percentage points in 2008. In addition, the effective tax rate for 2008 included a $16 million benefit resulting from out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 4.0 percentage points in 2008. The 2007 tax provision includes a $4 million tax benefit associated with a one-time contribution into the Waters Employee Investment Plan. The remaining decrease in the effective tax rate for 2008 is primarily attributable to proportionately greater growth in income in jurisdictions with comparatively lower effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net income	$323,313	$322,479	$268,072
Depreciation and amortization	57,272	65,271	53,317
Stock-based compensation	28,255	30,782	28,855
Deferred income taxes	36,276	(19,626)	5,946
Change in accounts receivable	(16,905)	21,739	(26,266)
Change in inventories	(6,823)	(20,618)	(6,368)
Change in accounts payable and other current liabilities	(10,830)	(19,970)	32,309
Change in deferred revenue and customer advances	2,613	1,976	6,244
Other changes	5,092	36,215	8,398

Net cash provided by operating activities	418,263	418,248	370,507
Net cash (used in) provided by investing activities	(419,028)	18,811	(167,907)
Net cash used in financing activities	(90,280)	(572,938)	(119,686)
Effect of exchange rate changes on cash and cash equivalents	3,634	(32,932)	253

(Decrease) increase in cash and cash equivalents	$(87,411)	$(168,811)	$83,167

Cash Flow from Operating Activities

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operating activities was $418 million in both 2009 and 2008. The changes within net cash provided from operating activities in 2009 as compared to 2008 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2009 compared to 2008 is primarily attributable to the timing of payments made by customers and the lower sales volume in 2009 as compared to 2008. Days-sales-outstanding (“DSO”) increased to 67 days at December 31, 2009 from 63 days at December 31, 2008.

•	The change in inventories in 2009 compared to 2008 is primarily attributable to the decrease in sales volume.

•	The 2009 change in accounts payable and other current liabilities includes a $6 million litigation payment, which was accrued in 2008. In 2009, the Company also made a $6 million payment to terminate the lease on the old TA facility. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors and lower incentive compensation accruals.

•	Net cash provided from deferred revenue and customer advances in 2009 and 2008 was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities was $418 million and $371 million in 2008 and 2007, respectively. The $47 million increase in net cash provided from operating activities in 2008 as compared to 2007 is attributed primarily to the following significant changes in the sources and uses of net cash provided from operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2008 compared to 2007 is primarily attributable to the timing of payments made by customers and the higher sales volume in 2008 as compared to 2007. DSO decreased to 63 days at December 31, 2008 from 66 days at December 31, 2007.

•	The change in inventories in 2008 and 2007 is attributable to the increase in sales volume and an increase in ACQUITY UPLC and new mass spectrometry and TA products.

•	The 2008 change in accounts payable and other current liabilities includes a $13 million one-time transition pension benefit payment into the Waters Employee Investment Plan. The 2007 change in accounts payable and other current liabilities includes the accrual related to the one-time transition benefit. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both 2008 and 2007 was a result of the installed base of customers renewing annual service contracts.

•	Other changes are comprised of the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $419 million in 2009. Net cash provided by investing activities totaled $19 million in 2008. Net cash used in investing activities totaled $168 million in 2007. Additions to fixed assets and capitalized software were $94 million in 2009, $69 million in 2008 and $60 million in 2007. The increase in capital spending in 2009 can be attributed primarily to $28 million spent to acquire land and construct a new TA facility, which was completed in 2009. Capital spending returned to 2008 levels beginning in the fourth quarter of 2009; however, capital spending may increase periodically in the future in order to fund other facility expansions to accommodate future sales growth. During 2009, 2008 and 2007, the Company purchased $518 million, $20 million and $391 million of short-term investments, respectively, while $229 million, $115 million and $295 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $36 million, $8 million and $9 million in 2009, 2008 and 2007, respectively.

Cash Used in Financing Activities

In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In addition, in early March 2010, the Company expects to issue and sell ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt would mature in February 2020. The Company plans to use the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt amounts and for general corporate purposes. Interest on both issuances of the senior unsecured notes are payable semi-annually in February and August of each year. The Company may redeem some or all of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include negative covenants that are similar to the existing credit agreement. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.

During 2009, the Company’s net debt borrowings increased by $92 million. During 2008 and 2007, the Company’s net debt borrowings decreased $348 million and $19 million, respectively.

In March 2008, the Company entered into a credit agreement (the “2008 Credit Agreement”) that provided for a $150 million term loan facility. In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both credit agreements were to mature on January 11, 2012 and required or require no scheduled prepayments before that date. The Company uses the revolving line of credit to fund its working capital needs.

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

As of December 31, 2009, the Company had a total of $620 million borrowed under the 2007 Credit Agreement. The Company had $500 million classified as long-term debt and $120 million classified as short-term debt from this credit agreement and various other lines of credit. The Company has classified the revolving portion of the credit agreement as short-term debt as it is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. As of December 31, 2009, the total amount available to borrow under the 2007 Credit Agreement was $479 million after outstanding letters of credit.

In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2009, the Company repurchased 3.1 million shares at a cost of $157 million under this program, leaving $343 million authorized for future repurchases. The Company repurchased 4.5 million, 4.1 million and 3.4 million shares at a cost of $210 million, $235 million and $201 million during 2009, 2008 and 2007, respectively, under the February 2009 authorization and previously announced programs.

The Company received $19 million, $29 million and $91 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2009, 2008 and 2007, respectively. Fluctuations in these amounts are primarily attributed to the changes in the Company’s stock price and the expiration of stock option grants.

The Company believes that the cash, cash equivalents and short-term investments balance of $630 million as of December 31, 2009 and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital, capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.

The Company’s cash equivalents represent highly liquid investments, with original maturities of generally 90 days or less, in bank deposits; U.S., German, French and Dutch Government Treasury Bills; AAA rated U.S. Treasury Bills and European government bond money market funds. Similar investments with longer maturities are classified as short-term investments. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Year
Contractual Obligations(1)	Total	2010	2011	2012	2013	2014	2015	After 2015

Notes payable and debt	$131,772	$131,772	$—	$—	$—	$—	$—	$—
Long-term debt	500,000	—	—	500,000	—	—	—	—
Operating leases	83,968	24,039	19,031	14,259	8,934	6,438	4,902	6,365

Total	$715,740	$155,811	$19,031	$514,259	$8,934	$6,438	$4,902	$6,365

	Amount of Commitments Expiration Per Period
Other Commercial Commitments	Total	2009	2010	2011	2012	2013	2014	After 2014

Letters of credit	$1,437	$1,437	$—	$—	$—	$—	$—	$—

(1)	Does not include normal purchases made in the ordinary course of business.

The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. At current and long-term debt levels and interest rates consistent with those at December 31, 2009, the Company’s interest expense would be approximately $5 million annually, which is not disclosed in the above table.

The Company licenses certain technology and software from third parties, which expire at various dates through 2010. Fees paid for licenses were less than $1 million each in 2009, 2008 and 2007. Future minimum license fees payable under existing license agreements as of December 31, 2009 are immaterial.

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

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2010, the Company expects to contribute approximately $3 million to $5 million to the Company’s defined benefit plans. Capital expenditures in 2009 were higher than in 2008 primarily due to the $28 million spent to acquire land and construct a new TA facility, which was completed in 2009. Capital spending is expected to return to 2008 levels in 2010 and may increase periodically in the future in order to fund other facility expansions to accommodate future sales growth.

The Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standard, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2009 were to become recognizable in the future, the Company would record a total reduction of approximately $78 million in the income tax provision. The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the various income tax authorities. As of December 31, 2009, the Company expects that a tax audit of one of the Company’s U.K. affiliates’ tax returns for 2003, 2004 and 2005 will be settled before December 31, 2010. As of December 31, 2009, the Company does not expect the settlement of that audit to have a material effect on its consolidated financial statements. In addition, the Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. Other than the aforementioned tax audit, as of December 31, 2009, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

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

Revenue Recognition
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. Proceeds received in advance of product shipment or performance of service are recorded as deferred revenue in the consolidated balance sheets. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order. The Company’s products generally carry one year of warranty. These costs are accrued at the point of shipment. Once the warranty period has expired, the customer may purchase a service contract. Service contract billings are generally invoiced to the customer at the beginning of the contract term and revenue is amortized on a straight-line basis over the contract term. At December 31, 2009, the Company had current and long-term deferred revenue liabilities of $95 million and $16 million, respectively.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. Revenues are adjusted accordingly for changes in contract terms or if collectibility is not reasonably assured. The Company’s method of revenue recognition for certain products requiring installation is in accordance with accounting standards for revenue recognition. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties. The Company believes that this amount approximates the amount that a third party would charge for the installation effort.

Sales of software are accounted for in accordance with the accounting standards for software revenue recognition. Software revenue is recognized upon shipment, as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract, with revenue recognized ratably over the term of the service contract.

Loss Provisions on Accounts Receivable and Inventory
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2009 was $314 million, net of allowances for doubtful accounts and sales returns of $7 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence; historical demand; projections of future demand, including that in the Company’s current backlog of orders; and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2009 was $179 million, net of write-downs to net realizable value of $13 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $182 million, $211 million and $293 million, respectively, as of December 31, 2009. The Company performs annual impairment reviews of its goodwill. The Company performed its annual review during the fourth quarter of 2009 and currently does not expect to record an impairment charge in the foreseeable future. However, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded.

Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2009, the Company’s warranty liability was $10 million.

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

The accounting standard for income taxes requires that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standard, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. At December 31, 2009, the Company had unrecognized tax benefits of $78 million.

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

Pension and Other Retirement Benefits
Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.95% for its U.S. benefit plans and 3.34% for its Non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer and Citigroup Pension Discount Curves for high quality investments and the Moody’s Aa interest rate as of December 31, 2009 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2009, the Company determined the weighted-average discount rate to be 5.95% for the U.S. benefit plans and 4.05% for the Non-U.S. benefits plans.

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

Stock-based Compensation
The accounting standard for stock-based compensation requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair-value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. This accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of this accounting standard, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The Company adopted the modified prospective transition method permitted under the stock-based compensation accounting standard and, consequently, has not adjusted results from prior years. Under the modified transition method, compensation costs now include expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.

As of December 31, 2009, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$36	3.4
Restricted stock units	$27	3.2
Restricted stock	$ < 1	1.5

Total	$63	3.3

Recent Accounting Standards Changes

Recently Adopted Accounting Standards
In June 2009, a new accounting standard was issued that establishes the hierarchy of Generally Accepted Accounting Principles (“GAAP”) that are to be used as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board (“FASB”) for non-governmental entities in preparation of financial statements in conformity with GAAP in the United States. This standard was effective for interim and annual periods ending after September 15, 2009. The adoption of this standard by the Company did not have a material effect on its financial position, results of operations or cash flows.

In August 2009, a new accounting standard was issued for measuring liabilities at fair value. This standard provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (2) a valuation technique that is consistent with GAAP. This standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, a new accounting standard was issued to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This standard applies to debt securities. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, a new accounting standard was issued to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In the second quarter of 2009, the Company implemented the newly issued subsequent events accounting standard. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The adoption of this standard did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 26, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events which have not been disclosed.

In December 2008, a new accounting standard was issued relating to the employers’ disclosures about postretirement benefit plan assets. This requirement amends the previous accounting standard to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This new standard is effective for financial statements issued for fiscal years ending after December 15, 2009. The provisions of this new standard are not required for earlier periods presented and early adoption is permitted. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards
In June 2009, a new accounting standard was issued relating to the consolidation of variable interest entities. This statement addresses (1) the effects on certain provisions on existing accounting standards as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions of existing accounting standards, including those in which the accounting and disclosures under existing accounting standards do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This standard is effective for periods beginning after November 15, 2009. The adoption of this standard will not have a material effect on its financial position, results of operations or cash flows.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

The Company is primarily exposed to currency exchange-rate risk with respect to certain inter-company balances, forecasted transactions and cash flow, and net assets denominated in Euro, Japanese Yen, British Pound and Singapore Dollar. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. In addition, the Company utilizes derivative and non-derivative financial instruments to further reduce the net exposure to currency fluctuations.

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

Hedge Transactions
The Company records its hedge transactions in accordance the accounting standard for derivative instruments and hedging activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.

The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. In addition, the Company considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At December 31, 2009, the Company had no outstanding interest rate swap agreements. At both December 31, 2008 and 2007, the Company had a $2 million liability in other current liabilities in the consolidated balances sheets related to the interest rate swap agreements. For the year ended December 31, 2009, the Company recorded a change of $2 million in accumulated other comprehensive income on these interest rate swap agreements. For the years ended December 31, 2008 and 2007, the Company recorded a cumulative net pre-tax unrealized loss of $1 million and $2 million in accumulated other comprehensive income, respectively, on these interest rate swap agreements. For the years ended December 31, 2009, 2008 and 2007, the Company recorded additional interest expense of $2 million, $1 million and less than $1 million, respectively.

Hedges of Net Investments in Foreign Operations
The Company has operations in various countries and currencies throughout the world, with approximately 33% of its sales denominated in Euros, 11% in Japanese Yen and smaller sales exposures in other currencies in 2009. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2007, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from $20 million to $50 million. At December 31, 2009, 2008 and 2007, the Company had no outstanding cross-currency interest rate swap contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax losses of $10 million in accumulated other comprehensive income, which consists of realized losses of $10 million.

Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2009, 2008 and 2007, the Company held forward foreign exchange contracts with notional amounts totaling approximately $138 million, $120 million and $101 million, respectively. At December 31, 2009 and 2008, the Company had liabilities of less than $1 million and $2 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. At December 31, 2007, the Company had assets of less than $1 million in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. For the year ended December 31, 2009, the Company recorded cumulative net pre-tax gains of $7 million, which consists of realized gains of $5 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2008, the Company recorded cumulative net pre-tax losses of $23 million, which consists of realized losses of $22 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax gains of $2 million, which consists of realized gains of $3 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2009 would decrease pre-tax earnings by approximately $14 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of generally 90 days or less, in bank deposits; U.S., German, French and Dutch Government Treasury Bills; AAA rated U.S. Treasury Bills and European government bond money market funds. Similar investments with longer maturities are classified as short-term investments. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2009, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles, collateralized debt obligation conduits or asset-backed conduits.

The Company’s cash, cash equivalents and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 6 and 9 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for business combinations effective January 1, 2009 and uncertain tax positions effective January 1, 2007.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2010

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$341,111	$428,522
Short-term investments	289,146	—
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,723 and $7,608 at December 31, 2009 and December 31, 2008, respectively	314,247	291,763
Inventories	178,666	173,051
Other current assets	49,206	62,966

Total current assets	1,172,376	956,302
Property, plant and equipment, net	210,926	171,588
Intangible assets, net	182,165	149,652
Goodwill	293,077	268,364
Other assets	49,387	76,992

Total assets	$1,907,931	$1,622,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$131,772	$36,120
Accounts payable	49,573	47,240
Accrued employee compensation	37,050	43,535
Deferred revenue and customer advances	94,680	87,492
Accrued income taxes	13,267	—
Accrued warranty	10,109	10,276
Other current liabilities	58,117	64,843

Total current liabilities	394,568	289,506
Long-term liabilities:
Long-term debt	500,000	500,000
Long-term portion of retirement benefits	69,044	77,017
Long-term income tax liability	72,604	80,310
Other long-term liabilities	22,766	15,060

Total long-term liabilities	664,414	672,387

Total liabilities	1,058,982	961,893
Commitments and contingencies (Notes 8, 9, 10, 11 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2009 and December 31, 2008	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 148,831 and 148,069 shares issued, 94,118 and 97,891 shares outstanding at December 31, 2009 and December 31, 2008, respectively	1,488	1,481
Additional paid-in capital	808,345	756,499
Retained earnings	2,236,716	1,913,403
Treasury stock, at cost, 54,713 and 50,178 shares at December 31, 2009 and December 31, 2008, respectively	(2,213,174)	(2,001,797)
Accumulated other comprehensive income (loss)	15,574	(8,581)

Total stockholders’ equity	848,949	661,005

Total liabilities and stockholders’ equity	$1,907,931	$1,622,898

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Product sales	$1,051,978	$1,139,886	$1,087,592
Service sales	446,722	435,238	385,456

Total net sales	1,498,700	1,575,124	1,473,048
Cost of product sales	406,681	457,886	441,877
Cost of service sales	188,201	203,380	189,245

Total cost of sales	594,882	661,266	631,122

Gross profit	903,818	913,858	841,926
Selling and administrative expenses	421,403	426,699	403,703
Research and development expenses	77,154	81,588	80,649
Purchased intangibles amortization	10,659	9,290	8,695
Litigation provisions (Note 10)	—	6,527	—

Operating income	394,602	389,754	348,879
Interest expense	(10,986)	(38,521)	(56,515)
Interest income	3,036	20,959	30,828

Income from operations before income taxes	386,652	372,192	323,192
Provision for income taxes	63,339	49,713	55,120

Net income	$323,313	$322,479	$268,072

Net income per basic common share	$3.37	$3.25	$2.67
Weighted-average number of basic common shares	95,797	99,199	100,500
Net income per diluted common share	$3.34	$3.21	$2.62
Weighted-average number of diluted common shares and equivalents	96,862	100,555	102,505

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$323,313	$322,479	$268,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	3,124	3,924	1,382
Provisions on inventory	9,952	10,632	6,024
Stock-based compensation	28,255	30,782	28,855
Deferred income taxes	36,276	(19,626)	5,946
Depreciation	31,805	29,071	27,467
Amortization of intangibles	25,467	36,200	25,850
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(16,905)	21,739	(26,266)
Increase in inventories	(6,823)	(20,618)	(6,368)
Decrease (increase) in other current assets	5,925	(4,633)	(3,032)
(Increase) decrease in other assets	(689)	5,180	(6,600)
(Decrease) increase in accounts payable and other current liabilities	(10,830)	(19,970)	32,309
Increase in deferred revenue and customer advances	2,613	1,976	6,244
(Decrease) increase in other liabilities	(13,220)	21,112	10,624

Net cash provided by operating activities	418,263	418,248	370,507
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(93,796)	(69,065)	(60,342)
Business acquisitions, net of cash acquired	(36,086)	(7,805)	(9,076)
Investment in unaffiliated company	—	—	(3,532)
Purchase of short-term investments	(518,390)	(19,738)	(390,542)
Maturity of short-term investments	229,244	115,419	294,861
Cash received from escrow related to business acquisition	—	—	724

Net cash (used in) provided by investing activities	(419,028)	18,811	(167,907)
Cash flows from financing activities:
Proceeds from debt issuances	184,309	469,407	1,131,834
Payments on debt	(92,556)	(817,463)	(1,151,119)
Payments of debt issuance costs	—	(501)	(1,081)
Proceeds from stock plans	19,099	28,646	91,427
Purchase of treasury shares	(211,377)	(237,500)	(200,648)
Excess tax benefit related to stock option plans	5,083	6,669	16,999
Proceeds (payments) of debt swaps and other derivative contracts	5,162	(22,196)	(7,098)

Net cash used in financing activities	(90,280)	(572,938)	(119,686)
Effect of exchange rate changes on cash and cash equivalents	3,634	(32,932)	253

(Decrease) increase in cash and cash equivalents	(87,411)	(168,811)	83,167
Cash and cash equivalents at beginning of period	428,522	597,333	514,166

Cash and cash equivalents at end of period	$341,111	$428,522	$597,333

Supplemental cash flow information:
Income taxes paid	23,818	40,571	29,294
Interest paid	13,020	44,081	49,224

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
	Number of		Additional			Other	Total	Statements of
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Earnings	Stock	Income (Loss)	Equity	Income
	(In thousands)

Balance December 31, 2006	144,092	$1,441	$554,169	$1,326,757	$(1,563,649)	$43,665	$362,383
Comprehensive income, net of tax:
Net income	—	—	—	268,072	—	—	268,072	$268,072
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	26,276	26,276	26,276
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	(11,720)	(11,720)	(11,720)
Changes in pension and postretirement benefits, net of tax	—	—	—	—	—	8,852	8,852	8,852
Unrealized losses on investments, net	—	—	—	—	—	(841)	(841)	(841)

Other comprehensive income	—	—	—	—	—	22,567	22,567	22,567

Comprehensive income								$290,639

Issuance of common stock for employees:
Stock Purchase Plan	61	1	2,883	—	—	—	2,884
Stock options exercised	2,844	28	88,515	—	—	—	88,543
Tax benefit related to stock option plans	—	—	16,999	—	—	—	16,999
Adoption of FIN 48	—	—	—	(3,905)	—	—	(3,905)
Treasury stock	—	—	—	—	(200,648)	—	(200,648)
Stock-based compensation	64	1	29,180	—	—	—	29,181

Balance December 31, 2007	147,061	$1,471	$691,746	$1,590,924	$(1,764,297)	$66,232	$586,076

Comprehensive income, net of tax:
Net income	—	—	—	322,479	—	—	322,479	$322,479
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	(53,704)	(53,704)	(53,704)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	(519)	(519)	(519)
Changes in pension and postretirement benefits, net of tax	—	—	—	—	—	(20,466)	(20,466)	(20,466)
Unrealized losses on investments, net	—	—	—	—	—	(124)	(124)	(124)

Other comprehensive loss	—	—	—	—	—	(74,813)	(74,813)	(74,813)

Comprehensive income								$247,666

Issuance of common stock for employees:
Stock Purchase Plan	61	1	3,409	—	—	—	3,410
Stock options exercised	825	8	25,228	—	—	—	25,236
Tax benefit related to stock option plans	—	—	6,669	—	—	—	6,669
Increase in valuation allowance	—	—	(1,732)	—	—	—	(1,732)
Treasury stock	—	—	—	—	(237,500)	—	(237,500)
Stock-based compensation	122	1	31,179	—	—	—	31,180

Balance December 31, 2008	148,069	$1,481	$756,499	$1,913,403	$(2,001,797)	$(8,581)	$661,005

Comprehensive income, net of tax:
Net income	—	—	—	323,313	—	—	323,313	$323,313
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	19,405	19,405	19,405
Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	—	—	—	—	1,798	1,798	1,798
Changes in pension and postretirement benefits, net of tax	—	—	—	—	—	2,977	2,977	2,977
Unrealized losses on investments, net	—	—	—	—	—	(25)	(25)	(25)

Other comprehensive income	—	—	—	—	—	24,155	24,155	24,155

Comprehensive income								$347,468

Issuance of common stock for employees:
Stock Purchase Plan	88	1	3,243	—	—	—	3,244
Stock options exercised	514	5	15,850	—	—	—	15,855
Tax benefit related to stock option plans	—	—	5,083	—	—	—	5,083
Increase in valuation allowance	—	—	(705)	—	—	—	(705)
Treasury stock	—	—	—	—	(211,377)	—	(211,377)
Stock-based compensation	160	1	28,375	—	—	—	28,376

Balance December 31, 2009	148,831	$1,488	$808,345	$2,236,716	$(2,213,174)	$15,574	$848,949

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Description of Business and Organization

Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

2	Basis of Presentation and Summary of Significant Accounting Policies

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

Risks and Uncertainties

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, global economic and financial market conditions, development by its competitors of new technological innovations, risk of disruption, fluctuations in foreign currency exchange rates, dependence on key personnel, protection and litigation of proprietary technology, compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies and changes in the fair value of the underlying assets of the Company’s defined benefit plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 69% in 2009, 70% in 2008 and 68% in 2007. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Cash and Cash Equivalents

Cash equivalents primarily represent highly liquid investments, with original maturities of generally 90 days or less, in bank deposits; U.S., German, French and Dutch Government Treasury Bills; AAA rated U.S. Treasury Bills and European government bond money market funds, which are convertible to a known amount of cash and carry an insignificant risk of change in market value. Similar investments with longer maturities are classified as short-term investments. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

Short-Term Investments

Short-term investments are classified as available-for-sale in accordance with the accounting standard for investments in debt and equity securities. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. Realized gains and losses are determined on the specific identification method and are included in other income (expense) net. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the statement of operations. The Company classifies its investments as short-term investments exclusive of those categorized as cash equivalents. At December 31, 2009, the Company had short-term investments with a cost of $289 million, which approximated market value. The Company had no short-term investments as of December 31, 2008.

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 51% in 2009, 50% in 2008 and 52% in 2007. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2009, 2008 or 2007. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

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

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2009	$7,608	$6,956	$(7,841)	$6,723
2008	$9,634	$5,470	$(7,496)	$7,608
2007	$8,439	$6,617	$(5,422)	$9,634

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2009, 2008 and 2007.

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company has elected to make January 1 the annual impairment assessment date for its reporting units. The goodwill and other intangible assets accounting standard defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

The Company’s intangible assets include purchased technology; capitalized software development costs; costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses; debt issuance costs and acquired in-process research and development (“IPR&D”). Purchased intangibles are recorded at their fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market values as of the acquisition date and amortized over their estimated useful lives, ranging from one to fifteen years. Other intangibles are amortized over a period ranging from one to thirteen years. Debt issuance costs are amortized over the life of the related debt. Acquired IPR&D is amortized from the date of completion over its estimated useful life. In addition, acquired IPR&D will be tested for impairment until completion of the acquired programs.

Software Development Costs

The Company capitalizes software development costs for products offered for sale in accordance with the accounting standard for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to five years.

The Company capitalizes internal software development costs in accordance with the accounting standard for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $2 million at December 31, 2009 and 2008.

Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standard for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2009 and 2008 are included in other assets and amounted to $4 million and $7 million, respectively.

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with the accounting standard for property, plant and equipment. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors, including, but not limited to, operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is separately identified in the consolidated statements of operations.

Fair Values of Financial Instruments

In accordance with the accounting standards for fair value measurements and disclosures, the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2009 and 2008. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other
	Total at	Identical	Observable	Significant
	December 31,	Assets	Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$181,925	$—	$181,925	$—
Short-term investments	289,146	—	289,146	—
Waters Retirement Restoration Plan assets	17,955	—	17,955	—
Foreign currency exchange contract agreements	237	—	237	—

Total	$489,263	—	$489,263	—

Liabilities:
Foreign currency exchange contract agreements	$400	$—	$400	$—

Total	$400	$—	$400	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other
	Total at	Identical	Observable	Significant
	December 31,	Assets	Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$223,000	$—	$223,000	$—
Waters Retirement Restoration Plan assets	12,888	—	12,888	—

Total	$235,888	—	$235,888	—

Liabilities:
Interest rate swap agreements	$1,798	$—	$1,798	$—
Foreign currency exchange contract agreements	1,595	—	1,595	—

Total	$3,393	$—	$3,393	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets, foreign currency exchange contracts and interest rate swap agreements are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2009, the Company implemented the accounting and disclosure requirements related to non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this accounting and disclosure requirement did not have a significant impact on the Company’s financial statements.

Stockholders’ Equity

In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2009, the Company repurchased 3.1 million shares at a cost of $157 million under this program, leaving $343 million authorized for future purchases.

In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2009, 2008 and 2007, the Company repurchased a total of 8.2 million shares at a cost of $454 million under this program, which expired in February 2009.

The Company repurchased 4.5 million, 4.1 million and 3.4 million shares at a cost of $210 million, $235 million and $201 million during 2009, 2008 and 2007, respectively, under the February 2009 authorization and previously announced programs. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

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

The Company records its hedge transactions in accordance with the accounting standard for derivative instruments and hedging activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.

The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. In addition, the Company considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

Cash Flow Hedges

The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At December 31, 2009, the Company had no outstanding interest rate swap agreements. At both December 31, 2008 and 2007, the Company had a $2 million liability in other current liabilities in the consolidated balances sheets related to the interest rate swap agreements. For the year ended December 31, 2009, the Company recorded a change of $2 million in accumulated other comprehensive income on these interest rate swap agreements. For the years ended December 31, 2008 and 2007, the Company recorded a cumulative net pre-tax unrealized loss of $1 million and $2 million in accumulated other comprehensive income, respectively, on these interest rate swap agreements. For the years ended December 31, 2009, 2008 and 2007, the Company recorded additional interest expense of $2 million, $1 million and less than $1 million, respectively.

Hedges of Net Investments in Foreign Operations

The Company has operations in various countries and currencies throughout the world, with approximately 33% of its sales denominated in Euros, 11% in Japanese Yen and smaller sales exposures in other currencies in 2009. As a result, the Company’s financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The Company uses cross-currency interest rate swaps, forward contracts and range forward contracts to hedge its stockholders’ equity balance from the effects of fluctuations in currency exchange rates. These agreements are designated as foreign currency hedges of a net investment in foreign operations. Any increase or decrease in the fair value of cross-currency interest rate swap agreements, forward contracts or range forward contracts is offset by the change in the value of the hedged net assets of the Company’s consolidated foreign affiliates. Therefore, these derivative instruments are intended to serve as an effective hedge of certain foreign net assets of the Company.

During 2007, the Company hedged its net investment in Euro foreign affiliates with cross-currency interest rate swaps, with notional values ranging from $20 million to $50 million. At December 31, 2009, 2008 and 2007, the Company had no outstanding cross-currency interest rate swap contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax losses of $10 million in accumulated other comprehensive income, which consists of realized losses of $10 million.

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2009, 2008 and 2007, the Company held forward foreign exchange contracts with notional amounts totaling approximately $138 million, $120 million and $101 million, respectively. At December 31, 2009 and 2008, the Company had liabilities of less than $1 million and $2 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. At December 31, 2007, the Company had assets of less than $1 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. For the year ended December 31, 2009, the Company recorded cumulative net pre-tax gains of $7 million, which consists of realized gains of $5 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2008, the Company recorded cumulative net pre-tax losses of $23 million, which consists of realized losses of $22 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the year ended December 31, 2007, the Company recorded cumulative net pre-tax gains of $2 million, which consists of realized gains of $3 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts.

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

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. The Company’s method of revenue recognition for certain products requiring installation is in accordance with accounting standards for revenue recognition. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. With respect to installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

Sales of software are accounted for in accordance with the accounting standards for software revenue recognition. Software revenue is recognized upon shipment, as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

The Company assists customers in obtaining financing with an independent third-party leasing company with respect to certain product sales. Revenue is generally recognized upon product shipment under these arrangements. The Company receives payment from the leasing company shortly after shipment, provided delivery and credit documentation meets contractual criteria. The customer is obligated to pay the leasing company, but the Company retains some credit risk if the customer is unable to pay. Accordingly, the Company reduces revenue equal to pre-established loss-pool criteria, including contracts with recourse. The Company’s credit risk is significantly reduced through loss-pool limitations and re-marketing rights in the event of a default.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability:
2009	$10,276	$5,725	$(5,892)	$10,109
2008	$13,119	$9,644	$(12,487)	$10,276
2007	$12,619	$19,719	$(19,219)	$13,119

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2009, 2008 and 2007 were $10 million, $9 million and $6 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described in Note 12, “Stock-Based Compensation”.

Earnings Per Share

In accordance with the earnings per share accounting standard, the Company presents two earnings per share (“EPS”) amounts. Income per basic common share is based on income available to common shareholders and the weighted-average number of common shares outstanding during the periods presented. Income per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

Comprehensive Income

The Company accounts for comprehensive income in accordance with the accounting standards for comprehensive income, which establishes the accounting rules for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The standard requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

In June 2009, a new accounting standard was issued that establishes the hierarchy of Generally Accepted Accounting Principles (“GAAP”) that are to be used as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board (“FASB”) for non-governmental entities in preparation of financial statements in conformity with GAAP in the United States. This standard was effective for interim and annual periods ending after September 15, 2009. The adoption of this standard by the Company did not have a material effect on its financial position, results of operations or cash flows.

In August 2009, a new accounting standard was issued for measuring liabilities at fair value. This standard provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (2) a valuation technique that is consistent with GAAP. This standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, a new accounting standard was issued to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This standard applies to debt securities. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, a new accounting standard was issued to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This standard was effective for periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In the second quarter of 2009, the Company implemented the newly issued subsequent events accounting standard. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The adoption of this standard did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 26, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events which have not been disclosed.

In December 2008, a new accounting standard was issued relating to the employers’ disclosures about postretirement benefit plan assets. This requirement amends the previous accounting standard to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This new standard is effective for financial statements issued for fiscal years ending after December 15, 2009. The provisions of this new standard are not required for earlier periods presented and early adoption is permitted. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2009, a new accounting standard was issued relating to the consolidation of variable interest entities. This statement addresses (1) the effects on certain provisions on existing accounting standards as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions of existing accounting standards, including those in which the accounting and disclosures under existing accounting standards do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This standard is effective for periods beginning after November 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of this standard will not have a material effect on its financial position, results of operations or cash flows.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

3	Out-of-Period Adjustments

During 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily related to (i) an overstatement of the Company’s income tax expense of $16 million as a result of errors in recording its income tax provision during the period from 2000 to March 29, 2008 and (ii) an understatement of amortization expense of $9 million for certain capitalized software. The Company incorrectly calculated its provision for income taxes by tax-effecting its tax liability utilizing a U.S. tax rate of 35% instead of an Irish tax rate of approximately 10%. In addition, the Company incorrectly accounted for Irish-based capitalized software and the related amortization expense as U.S. Dollar-denominated instead of Euro-denominated, resulting in an understatement of amortization expense and cumulative translation adjustment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4	Inventories

Inventories are classified as follows (in thousands):

	December 31, 2009	December 31, 2008

Raw materials	$57,223	$59,957
Work in progress	15,419	12,899
Finished goods	106,024	100,195

Total inventories	$178,666	$173,051

5	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31
	2009	2008

Land and land improvements	$20,688	$9,735
Buildings and leasehold improvements	159,071	123,278
Production and other equipment	245,785	222,361
Construction in progress	12,347	16,693

Total property, plant and equipment	437,891	372,067
Less: accumulated depreciation and amortization	(226,965)	(200,479)

Property, plant and equipment, net	$210,926	$171,588

During 2009, 2008 and 2007, the Company retired and disposed of approximately $7 million, $9 million and $4 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

6	Acquisitions

Effective January 1, 2009, the Company implemented the newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product or write it off if the project is abandoned or impaired. This accounting standard is applicable to acquisitions completed after January 1, 2009. Previous standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new accounting standard does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under previous standards or under the newly issued accounting standard, will be recognized in current period income tax expense.

In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately-held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. Thar was acquired to add its environmentally-friendly SFC technology to the Company’s product line and to leverage the Company’s distribution channels. The Company had previously made a $4 million equity investment in Thar in June 2007. Immediately prior to the acquisition date, the Company remeasured the fair value of its original equity investment in Thar, resulting in an acquisition date fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $4 million. Thus, there was no gain or loss recognized in the statement of operations as a result of remeasuring the Company’s equity interest in Thar to fair value prior to the business combination.

The acquisition of Thar was accounted for under the newly issued accounting standard for business combinations and the results of Thar have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $24 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology, IPR&D and other purchased intangibles. The Company is amortizing the customer relationships and acquired technology over 15 years. The non-compete agreements and other purchased intangibles are being amortized over five years. These intangible assets are being amortized over a weighted-average period of 13 years. Included in intangible assets is a trademark in the amount of $4 million, which has been assigned an indefinite life. Also included in intangible assets are IPR&D intangibles in the amount of $1 million, which will be amortized over an estimated useful life of 15 years once the projects have been completed and commercialized. The excess purchase price of $22 million has been accounted for as goodwill. The sellers also have provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is not deductible for tax purposes. Since the acquisition date, Thar added $17 million of sales to the consolidated statements of operations for the year ended December 31, 2009. Thar’s impact on the Company’s net income since the acquisition date for the year ended December 31, 2009 was not significant.

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

Cash	$364
Accounts receivable	3,863
Inventory	3,508
Other assets	4,421
Goodwill	22,382
Intangible assets	23,500

Total assets acquired	58,038

Accrued expenses and other current liabilities	5,499
Debt	3,899
Deferred tax liability	8,658

Cash consideration paid	$39,982

In December 2008, the Company acquired the net assets of Analytical Products Group, Inc. (“APG”), a provider of environmental testing products for quality control and proficiency testing used in environmental laboratories, for $5 million in cash. This acquisition was accounted for under the purchase method of accounting and the results of APG have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $3 million of the purchase price to intangible assets comprised of non-compete agreements, acquired technology, customer relationships and tradename. These intangible assets are being amortized over a weighted-average period of ten years. The excess purchase price of $1 million after this allocation has been accounted for as goodwill. The goodwill is deductible for tax purposes.

In July 2008, the Company acquired the net assets of VTI Corporation (“VTI”), a manufacturer of sorption analysis and thermogravimetric analysis instruments, for $3 million in cash. This acquisition was accounted for under the purchase method of accounting and the results of VTI have been included in the consolidated results of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2007, the Company acquired certain net assets and customer lists from a South Korean distributor of thermal analysis products for a total of $2 million in cash. This acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the consolidated results of the Company from the acquisition date.

In August 2007, the Company acquired all of the outstanding capital stock of Calorimetry Sciences Corporation (“CSC”), a privately-held company that designs, develops and manufactures highly sensitive calorimeters, for $7 million in cash, including the assumption of $1 million of liabilities. This acquisition was accounted for under the purchase method of accounting and the results of operations of CSC have been included in the consolidated results of the Company from the acquisition date.

The pro forma effect of the ongoing operations for Waters, Thar, APG, VTI, CSC and other acquisitions as though these acquisitions had occurred at the beginning of the periods covered by this report is immaterial.

7	Goodwill and Other Intangibles

The carrying amount of goodwill was $293 million, $268 million and $273 million at December 31, 2009, 2008 and 2007, respectively. The increase in goodwill in 2009 is primarily due to the Company’s acquisition of Thar, which increased goodwill by $22 million (Note 6). In addition, currency translation adjustments increased goodwill by $3 million in 2009. The decrease in goodwill in 2008 is attributable to an $8 million decrease due to currency translation being partially offset by the $3 million of goodwill from the Company’s acquisitions of VTI and APG.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2009			December 31, 2008
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$136,604	$61,751	10 years	$113,526	$51,662	10 years
Capitalized software	217,102	122,920	5 years	184,434	109,876	4 years
Licenses	9,637	8,328	8 years	9,345	7,235	9 years
Patents and other intangibles	24,185	12,364	8 years	20,918	9,798	8 years

Total	$387,528	$205,363	7 years	$328,223	$178,571	7 years

During the year ended December 31, 2009, the Company acquired $24 million of purchased intangibles as a result of the acquisition of Thar. During 2008, the gross carrying value of capitalized software and related accumulated amortization increased by $46 million and $36 million, respectively, primarily as a result of an out-of-period adjustment (Note 3). During the year ended December 31, 2008, the Company acquired $4 million of purchased intangibles as a result of the acquisitions of VTI and APG. In addition, the gross carrying value of intangible assets increased by $4 million in 2009 and decreased by $25 million in 2008 due to the effect of foreign currency translation. The gross carrying value of accumulated amortization for intangible assets increased by $3 million in 2009 and decreased by $17 million in 2008 due to the effect of foreign currency translation.

For the years ended December 31, 2009, 2008 and 2007, amortization expense for intangible assets was $25 million, $36 million and $26 million, respectively. Included in amortization expense for the year ended December 31, 2008 is a $9 million out-of-period adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $30 million for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8	Debt

In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. The Company plans to use the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt amounts and for general corporate purposes. Interest on both issuances of the senior unsecured notes are payable semi-annually in February and August of each year. The Company may redeem some or all of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include negative covenants that are similar to the existing credit agreement. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.

In March 2008, the Company entered into a new credit agreement (the “2008 Credit Agreement”) that provided for a $150 million term loan facility. In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. Both credit agreements were to mature on January 11, 2012 and required or require no scheduled prepayments before that date. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date.

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

The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2009, the Company was in compliance with all such covenants.

As of December 31, 2009, the Company had a total of $620 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $479 million after outstanding letters of credit. At December 31, 2009, $500 million of the total debt was classified as long-term debt and $120 million classified as short-term debt in the consolidated balance sheet. As of December 31, 2008, the Company had $500 million borrowed under the 2007 Credit Agreement and an amount available to borrow of $599 million after outstanding letters of credit. At December 31, 2008, $500 million of the total debt was classified as long-term debt in the consolidated balance sheet. The weighted-average interest rates applicable to these borrowings were 0.78% and 2.43% at December 31, 2009 and 2008, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $88 million at both December 31, 2009 and 2008. At December 31, 2009 and 2008, related short-term borrowings were $12 million at a weighted-average interest rate of 1.97% and $36 million at a weighted-average interest rate of 2.18%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9	Income Taxes

Income tax data for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31
	2009	2008	2007

The components of income from operations before income taxes are as follows:
Domestic	$64,942	$(6,728)	$1,638
Foreign	321,710	378,920	321,554

Total	$386,652	$372,192	$323,192

	Year Ended December 31
	2009	2008	2007

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$59,472	$64,837	$62,126
Deferred	3,867	(15,124)	(7,006)

Total	$63,339	$49,713	$55,120

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$24,080	$1,687	$10,239
State	3,757	2,422	1,700
Foreign	35,502	45,604	43,181

Total	$63,339	$49,713	$55,120

The differences between income taxes computed at the
United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$135,328	$130,267	$113,117
State income tax, net of federal income tax benefit	2,442	1,575	1,105
Net effect of foreign operations	(73,351)	(82,200)	(59,395)
Other, net	(1,080)	71	293

Provision for income taxes	$63,339	$49,713	$55,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2009	2008

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows:
Deferred tax assets:
Net operating losses and credits	$83,515	$100,795
Depreciation and capitalized software	7,462	5,846
Amortization	—	776
Stock-based compensation	24,858	19,580
Deferred compensation	17,598	23,262
Revaluation of equity investments	6,159	11,336
Inventory	2,960	2,185
Accrued liabilities and reserves	11,746	13,463
Other	9,316	10,938

	163,614	188,181
Valuation allowance	(83,683)	(82,978)

Deferred tax asset, net of valuation allowance	79,931	105,203
Deferred tax liabilities:
Depreciation and capitalized software	(9,060)	(5,526)
Amortization	(12,014)	(5,686)
Indefinite lived intangibles	(18,764)	(17,660)
Other	(197)	(159)

	(40,035)	(29,031)

Net deferred tax assets	$39,896	$76,172

Net deferred tax assets of $21 million and $30 million are included in other current assets and $19 million and $46 million are included in other assets at December 31, 2009 and 2008, respectively.

The Company’s deferred tax assets associated with net operating loss, tax credit carryforwards and alternative minimum tax credits are comprised of the following at December 31, 2009: less than $1 million benefit of U.S. federal and state net operating loss carryforwards that begin to expire in 2020 and 2010, respectively; $71 million in foreign tax credits, which begin to expire in 2010; $11 million in research and development credits that begin to expire in 2010; and $1 million ($3 million pre-tax) in foreign net operating losses, $1 million ($2 million pre-tax) of which do not expire under current law, the remainder of which begin to expire in 2010. The Company has excluded the benefit of $14 million ($38 million pre-tax) of U.S. federal and state net operating loss carryforwards from the deferred tax asset balance at December 31, 2009. This amount represents an “excess tax benefit”, as the term is defined in the accounting standard for stock-based compensation, which will be recognized as a reduction to the Company’s accrued income taxes and an addition to its additional paid-in capital when it is realized in the Company’s tax returns.

As of December 31, 2009, the Company has provided a deferred tax valuation allowance of $84 million, principally against foreign tax credits ($71 million), certain foreign net operating losses and other deferred tax assets. The benefit relating to foreign tax credits and these other deferred tax assets, if realized, will be credited to additional paid-in capital.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $5 million, $7 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, there were unremitted earnings of foreign subsidiaries of approximately $1.4 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

Effective on January 1, 2007, the Company adopted a new accounting interpretation standard relating to income taxes which prescribed the methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. This accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. This standard also mandates expanded financial statement disclosure about uncertainty in income tax reporting positions. The Company recorded the effect of adopting this standard with a $4 million charge to beginning retained earnings in the consolidated balance sheet as of January 1, 2007.

The following is a summary of the activity in the Company’s unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	December 31
	2009	2008	2007

Balance at the beginning of the period	$77,295	$68,463	$62,418
Change in tax positions of the current year	629	8,832	6,045

Balance at the end of the period	$77,924	$77,295	$68,463

For the years ended December 31, 2009 and 2008, the Company recorded increases of $1 million and $9 million, respectively, in unrecognized tax benefits via the income tax provision. In 2009, the Company recorded approximately $5 million of tax benefit relating to the reversal of a $5 million tax provision which was originally recorded in 2008 relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2009 were to become recognizable in the future, the Company would record a total reduction of approximately $78 million in the income tax provision.

The Company’s accounting policy is to record estimated interest and penalties related to the potential underpayment of income taxes, net of related tax effects, as a component of the income tax provision. For each of the years ended December 31, 2009, 2008 and 2007, the Company included $1 million ($2 million pre-tax) of such interest expense, net of related tax benefits, and no income tax penalty expense in the income tax provision. As of December 31, 2009 and 2008, the Company had accrued $7 million ($10 million pre-tax) and $5 million ($8 million pre-tax), respectively, of such estimated interest expense, net of related tax benefits. As of both December 31, 2009 and 2008, the Company had no income tax penalty expense accrued.

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the various income tax authorities. As of December 31, 2009, the Company expects that a tax audit of one of the Company’s U.K. affiliates’ tax returns for 2003, 2004 and 2005 will be settled before December 31, 2010. As of December 31, 2009, the Company does not expect the settlement of that audit to have a material effect on its consolidated financial statements. In addition, the Company has monitored and will continue to monitor the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. Other than the aforementioned tax audit, as of December 31, 2009, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rates for years ended December 31, 2009, 2008 and 2007 were 16.4%, 13.4% and 17.1%, respectively. Included in the income tax provision for 2009 is approximately $5 million of tax benefit relating to the reversal of a $5 million provision which was originally recorded in 2008 relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The $5 million tax benefit decreased the Company’s effective tax rate by 1.2 percentage points in 2009. The one-time provision increased the Company’s effective tax rate by 1.4 percentage points in 2008. In addition, the effective tax rate for 2008 included a $16 million benefit resulting from out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 4.0 percentage points in 2008. The 2007 tax provision includes a $4 million tax benefit associated with a one-time contribution into the Waters Employee Investment Plan. The remaining changes in the effective tax rates for 2009, 2008 and 2007 are primarily attributable to changes in income in jurisdictions with different effective tax rates.

10	Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and, in the first quarter of 2009, the Company made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2009 and 2008. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

11	Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $34 million, $30 million and $23 million during the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum rents payable as of December 31, 2009 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2010	$24,039
2011	19,031
2012	14,259
2013	8,934
2014 and thereafter	17,705

The Company licenses certain technology and software from third parties, which expire at various dates through 2010. Fees paid for licenses were less than $1 million for each of the years ended December 31, 2009, 2008 and 2007. Future minimum license fees payable under existing license agreements as of December 31, 2009 are immaterial for the years ended December 31, 2010 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12	Stock-Based Compensation

In May 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of December 31, 2009, the 2003 Plan has 3.0 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than 10 years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of December 31, 2009, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In February 2009, the Company adopted its 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2009, 0.9 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million, $1 million and less than $1 million for each of the years ended December 31, 2009, 2008 and 2007.

The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. This accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of this accounting standard, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2009	2008	2007

Cost of sales	$2,767	$2,980	$3,352
Selling and administrative expenses	21,941	23,164	21,225
Research and development expenses	3,547	4,638	4,278

Total stock-based compensation	$28,255	$30,782	$28,855

As of both December 31, 2009 and 2008, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of December 31, 2009 and 2008, the Company has capitalized stock-based compensation costs of $3 million and $2 million, respectively, in capitalized software in the consolidated balance sheets.

Stock Option Plans

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted in 2009, 2008 and 2007 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2009	2008	2007

Options issued in thousands	608	583	516
Risk-free interest rate	2.9%	2.1%	3.8%
Expected life in years	6.0	6.0	6.0
Expected volatility	.305	.557	.291
Expected dividends	—	—	—

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2009	2008	2007

Exercise price	$58.46	$42.91	$75.29
Fair value	$20.65	$22.69	$27.33

During 2009, 2008 and 2007, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $13 million, $26 million and $98 million, respectively. The total cash received from the exercise of these stock options was $16 million, $25 million and $89 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, 2008 and 2007, there were $36 million, $41 million and $51 million of total unrecognized compensation costs related to unvested stock option awards. These costs are expected to be recognized over a weighted-average period of 3.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2009 by range of exercise prices (in thousands, except per share data):

		Weighted	Remaining		Weighted
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$21.05 to $38.99	2,513	$32.65	3.7	2,373	$32.29
$39.00 to $59.99	3,086	$48.76	7.0	1,811	$47.14
$60.00 to $80.97	1,258	$74.52	3.7	954	$73.46

Total	6,857	$47.58	5.2	5,138	$45.17

The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2008	6,835	$21.05 to $80.97	$45.44
Granted	608	$38.09 to $59.44	$58.46
Exercised	(514)	$21.39 to $49.31	$30.84
Cancelled	(72)	$47.12 to $72.06	$55.81

Outstanding at December 31, 2009	6,857	$21.05 to $80.97	$47.58

The aggregate intrinsic value of the outstanding stock options at December 31, 2009 was $114 million. Options exercisable at December 31, 2009, 2008 and 2007 were 5.1 million, 4.9 million and 4.7 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2009, 2008 and 2007 were $45.17, $43.18 and $40.77, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2009 was 4.0 years.

At December 31, 2009, the Company had 6.8 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $114 million, $47.51 and 5.2 years, respectively, at December 31, 2009.

Restricted Stock

During each of the years ended December 31, 2009, 2008 and 2007, the Company granted eight thousand shares of restricted stock. The restrictions on these shares lapse at the end of a three-year period. The Company has recorded less than $1 million of compensation expense in each of the years ended December 31, 2009, 2008 and 2007 related to the restricted stock grants. The weighted-average fair value on the grant date of the restricted stock for 2009, 2008 and 2007 was $38.09, $76.75 and $48.88, respectively. As of December 31, 2009, the Company has 24 thousand unvested shares of restricted stock outstanding with a total of less than $1 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity (in thousands, except per share data):

		Weighted-Average
	Shares	Price

Unvested at December 31, 2008	597	$53.43
Granted	371	$35.29
Vested	(154)	$52.00
Forfeited	(31)	$48.79

Unvested at December 31, 2009	783	$45.30

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2009, 2008 and 2007 on the restricted stock units expected to vest were $10 million, $8 million and $5 million, respectively. As of December 31, 2009, there were $25 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.2 years.

13	Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$323,313	95,797	$3.37

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		939
Exercised and cancellations		126

Net income per diluted common share	$323,313	96,862	$3.34

	Year Ended December 31, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$322,479	99,199	$3.25

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,161
Exercised and cancellations		195

Net income per diluted common share	$322,479	100,555	$3.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$268,072	100,500	$2.67

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,445
Exercised and cancellations		560

Net income per diluted common share	$268,072	102,505	$2.62

For the years ended December 31, 2009, 2008 and 2007, the Company had 3.3 million, 1.3 million and 0.9 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the average price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

14	Comprehensive Income

Comprehensive income details follow (in thousands):

	Year Ended December 31
	2009	2008	2007

Net income	$323,313	$322,479	$268,072
Foreign currency translation	19,405	(53,704)	26,276
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	2,766	(798)	(18,031)
Income tax (expense) benefit	(968)	279	6,311

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	1,798	(519)	(11,720)

Net foreign currency adjustments	21,203	(54,223)	14,556
Unrealized losses on investments before income taxes	(38)	(191)	(1,294)
Income tax benefit	13	67	453

Unrealized losses on investments, net of tax	(25)	(124)	(841)
Retirement liability adjustment, net of tax	2,977	(20,466)	8,852

Other comprehensive income (loss)	24,155	(74,813)	22,567

Comprehensive income	$347,468	$247,666	$290,639

15	Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis. Prior to the amendments described below, which became effective on January 1, 2008, the Company made matching contributions of 50% for contributions up to 6% of eligible pay after one year of service. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2009, 2008 and 2007, the Company’s matching contributions amounted to $10 million, $10 million and $4 million, respectively.

U.S. employees were eligible to participate in the Waters Retirement Plan, a defined benefit, cash balance plan, after one year of service. Annually, the Company credited each employee’s account as a percentage of eligible pay based on years of service. In addition, each employee’s account is credited with interest at the end of each year based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the employee’s account balance at the beginning of such year. The interest rate is the one-year constant maturity Treasury bond yield in effect as of the first business day in November preceding such year plus 0.5%, limited to a minimum interest crediting rate of 5% and a maximum interest crediting rate of 10%. An employee does not vest until the completion of three years of service, at which time the employee becomes 100% vested. The Company maintains an unfunded supplemental executive retirement plan, the Waters Retirement Restoration Plan, which is non-qualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums.

In September 2007, the Company’s Board of Directors approved various amendments to freeze the pay credit accruals under the Waters Retirement Plan and the Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”) effective December 31, 2007. In accordance with accounting standards for retirement benefits, the Company recorded a curtailment gain of $1 million. In addition, the Company re-measured the U.S. Pension Plans’ liabilities in September 2007 and the Company reduced the projected benefit obligation liability by $7 million with a corresponding adjustment, net of tax, to accumulated other comprehensive income as a result of the curtailment reducing the accrual for future service.

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

The Company also sponsors other employee benefit plans in the U.S., including a retiree healthcare plan, which provides reimbursement for medical expenses and is contributory. There are various non-U.S. retirement plans sponsored by the Company. The eligibility and vesting of the non-U.S. plans are generally consistent with local laws and regulations.

The net periodic pension cost is made up of several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions. The Company’s accounting policy is to reflect in the projected benefit obligation all benefit changes to which the Company is committed as of the current valuation date; use a market-related value of assets to determine pension expense; amortize increases in prior service costs on a straight-line basis over the expected future service of active participants as of the date such costs are first recognized; and amortize cumulative actuarial gains and losses in excess of 10% of the larger of the market-related value of plan assets and the projected benefit obligation over the expected future service of active participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the U.S. Pension Plans, the U.S. retiree healthcare plan and the Company’s non-U.S. retirement plans are presented in the following tables, using the measurement dates of December 31, 2009 and 2008, respectively.

The summary of the projected benefit obligations at December 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation, January 1	$98,336	$6,348	$23,806	$92,311	$5,416	$21,716
Service cost	55	868	1,726	91	691	1,502
Interest cost	6,215	363	886	5,944	329	885
Employee rollovers	—	—	—	1,402	—	—
Actuarial losses (gains)	5,946	70	428	2,227	230	(626)
Disbursements	(2,434)	(381)	(499)	(3,639)	(318)	(673)
Currency impact	—	—	170	—	—	1,002

Projected benefit obligation, December 31	$108,118	$7,268	$26,517	$98,336	$6,348	$23,806

The summary of the accumulated benefit obligations at December 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Accumulated benefit obligation	$107,912	*	$21,322	$98,022	*	$18,140

*	Not applicable.

The summary of the fair value of the plan assets at December 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Fair value of assets, January 1	$58,456	$2,083	$10,069	$79,544	$2,134	$11,283
Actual return on plan assets	17,100	602	241	(23,310)	(368)	(95)
Company contributions	9,401	212	747	4,459	175	1,011
Employee contributions	—	568	—	—	460	—
Disbursements	(2,434)	(381)	(499)	(3,639)	(318)	(673)
Employee rollovers	—	—	—	1,402	—	—
Currency impact	—	—	509	—	—	(1,457)

Fair value of assets, December 31	$82,523	$3,084	$11,067	$58,456	$2,083	$10,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status of the plans at December 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation	$(108,118)	$(7,268)	$(26,517)	$(98,336)	$(6,348)	$(23,806)
Fair value of plan assets	82,523	3,084	11,067	58,456	2,083	10,069

Projected benefit obligation in excess of fair value of plan assets	$(25,595)	$(4,184)	$(15,450)	$(39,880)	$(4,265)	$(13,737)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Long-term assets	$—	$—	$1,782	$—	$—	$2,589
Current liabilities	(57)	—	(90)	(54)	—	(56)
Long-term liabilities	(25,538)	(4,184)	(17,142)	(39,826)	(4,265)	(16,270)

Net amount recognized at December 31	$(25,595)	$(4,184)	$(15,450)	$(39,880)	$(4,265)	$(13,737)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009			2008			2007
		U.S.			U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans

Service cost	$55	$300	$1,726	$91	$231	$1,502	$7,122	$260	$1,224
Interest cost	6,215	363	886	5,944	329	885	5,271	277	815
Return on plan assets	(6,704)	(149)	(354)	(6,128)	(156)	(432)	(5,427)	(127)	(400)
Net amortization:
Prior service (cost) or credit	148	(54)	—	148	(54)	—	(55)	(53)	—
Net actuarial loss (gain)	459	—	44	86	—	(27)	613	—	20
Curtailment gain	—	—	—	—	—	—	(466)	—	—

Net periodic pension cost	$173	$460	$2,302	$141	$350	$1,928	$7,058	$357	$1,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive income (loss) in stockholders’ equity for the plans at December 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Net loss	$(31,955)	$(358)	$(1,050)	$(36,863)	$(740)	$(699)
Prior service (cost) or credit	—	267	—	(148)	321	—

Total	$(31,955)	$(91)	$(1,050)	$(37,011)	$(419)	$(699)

The summary of the amounts included in accumulated other comprehensive income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2009 is as follows (in thousands):

	2009
		U.S.
	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Net loss	$(1,050)	$—	$(11)
Prior service cost	—	54	—

Total	$(1,050)	$54	$(11)

The plans’ investment asset mix is as follow at December 31, 2009 and 2008:

	2009			2008
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Equity securities	67%	62%	0%	61%	41%	0%
Debt securities	31%	23%	2%	35%	21%	0%
Cash and cash equivalents	2%	15%	53%	4%	38%	54%
Other	0%	0%	45%	0%	0%	46%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S.		Non-U.S.
	Retiree Healthcare Plans		Pension Plans
	Policy Target	Range	Policy Target

Equity securities	65%	40% - 80%	0%
Debt securities	25%	20% - 60%	0%
Cash and cash equivalents	0%	0% - 20%	50%
Other	10%	0% - 10%	50%

The asset allocation policy for the U.S. Pension Plans and U.S. retiree healthcare plan was developed in consideration of the following long-term investment objectives: achieving a return on assets consistent with the investment policy, achieving portfolio returns which exceed the average return for similarly invested funds and maximizing portfolio returns with at least a return of 2.5% above the one-year constant maturity Treasury bond yield over reasonable measurement periods and based on reasonable market cycles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

U.S. Pension Plans:
Mutual funds(a)	$71,636	$71,636	$—	$—
Common stocks(b)	3,660	3,660	—	—
Cash equivalents(c)	1,810	—	1,810	—
Hedge funds(d)	5,417	—	—	5,417

Total U.S. Pension Plans	82,523	75,296	1,810	5,417
U.S. Retiree Healthcare Plan:
Mutual funds(e)	2,629	2,629	—	—
Cash equivalents(c)	455	—	455	—

Total U.S. Retiree Healthcare Plan	3,084	2,629	455	—
Non-U.S. Pension Plans:
Cash equivalents(c)	5,890	5,890	—	—
Mutual funds(f)	175	175	—	—
Bank and insurance investment contracts(g)	5,002	—	—	5,002

Total Non-U.S. Pension Plans	11,067	6,065	—	5,002

Total fair value of retirement plan assets	$96,674	$83,990	$2,265	$10,419

The fair value of the Company’s retirement plan assets are as follows at December 31, 2008 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

U.S. Pension Plans:
Mutual funds(h)	$43,693	$43,693	$—	$—
Common stocks(b)	8,722	8,722	—	—
Cash equivalents(c)	2,182	—	2,182	—
Hedge funds(d)	3,859	—	—	3,859

Total U.S. Pension Plans	58,456	52,415	2,182	3,859
U.S. Retiree Healthcare Plan:
Mutual funds(i)	1,290	1,290	—	—
Cash equivalents(c)	793	—	793	—

Total U.S. Retiree Healthcare Plan	2,083	1,290	793	—
Non-U.S. Pension Plans:
Cash equivalents(c)	5,462	5,462	—	—
Bank and insurance investment contracts(g)	4,607	—	—	4,607

Total Non-U.S. Pension Plans	10,069	5,462	—	4,607

Total fair value of retirement plan assets	$70,608	$59,167	$2,975	$8,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 38% in the common stock of large-cap U.S. Companies, 27% in the common stock of international growth companies, and 35% in fixed income bonds issued by U.S. companies and by the U.S. Government and its Agencies.

(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.

(c)	Primarily represents money market funds held with various financial institutions.

(d)	Hedge fund invests in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.

(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 61% in the common stock of large-cap U.S. Companies, 12% in the common stock of international growth companies and 27% in fixed income bonds of U.S. companies and U.S. Government.

(f)	The mutual funds balance in the Non-U.S. Pension Plans is invested in international bonds.

(g)	Amount represents bank and insurance guaranteed investment contracts.

(h)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 29% in the common stock of large-cap U.S. Companies, 24% in the common stock of international growth companies and 47% in fixed income bonds issued by U.S. companies and by the U.S. Government and its Agencies.

(i)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 57% in the common stock of large-cap U.S. Companies, 9% in the common stock of international growth companies and 34% in fixed income bonds of U.S. companies and U.S. Government.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2009 and 2008 (in thousands):

			Insurance
			Guaranteed
			Investment
	Total	Hedge Funds	Contracts

Fair value of assets, December 31, 2007	$7,462	$3,429	$4,033
Net purchases (sales) and appreciation (depreciation)	1,004	430	574

Fair value of assets, December 31, 2008	$8,466	$3,859	$4,607
Net purchases (sales) and appreciation (depreciation)	1,953	1,558	395

Fair value of assets, December 31, 2009	$10,419	$5,417	$5,002

Within the equity portfolio of the U.S. retirement plans, investments are diversified among market capitalization and investment strategy. The Company targets a 20% allocation of its U.S. retirement plans’ equity portfolio to be invested in financial markets outside of the United States. The Company does not invest in its own stock within the U.S. retirement plans’ assets.

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2009, 2008 and 2007 are as follows:

	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.95%	4.05%	6.38%	3.65%	6.40%	4.12%
Increases in compensation levels	4.75%	2.94%	4.75%	3.21%	4.75%	3.24%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine the pension cost at December 31, 2009, 2008 and 2007 are as follows:

	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.38%	3.65%	6.40%	4.12%	5.94%	3.84%
Return on assets	7.95%	3.34%	8.00%	4.03%	7.97%	3.80%
Increases in compensation levels	4.75%	3.21%	4.75%	3.24%	4.75%	2.99%

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

During fiscal year 2010, the Company expects to contribute approximately $3 million to $5 million to the Company’s defined benefit plans.

Estimated future benefit payments as of December 31, 2009 are as follows (in thousands):

		Non-U.S.
	U.S. Pension and	Pension
	Retiree Healthcare Plans	Plans	Total

2010	$3,894	$755	$4,649
2011	4,804	853	5,657
2012	5,028	601	5,629
2013	5,319	898	6,217
2014	6,786	1,275	8,061
2015 - 2019	46,617	7,823	54,440

16	Business Segment Information

The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business activities, for which financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company’s products and services are as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Product net sales:
Waters instrument systems	$699,014	$767,122	$742,045
Chemistry	243,629	243,855	223,593
TA instrument systems	109,335	128,909	121,954

Total product net sales	1,051,978	1,139,886	1,087,592

Service net sales:
Waters service	408,482	398,409	356,544
TA service	38,240	36,829	28,912

Total service net sales	446,722	435,238	385,456

Total net sales	$1,498,700	$1,575,124	$1,473,048

Geographic sales information is presented below (in thousands):

Year Ended December 31	2009	2008	2007

Net Sales:
United States	$459,541	$476,301	$473,322
Europe	495,646	545,620	511,973
Japan	164,120	151,685	134,757
Asia	283,224	291,639	246,587
Other	96,169	109,879	106,409

Total consolidated sales	$1,498,700	$1,575,124	$1,473,048

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

Long-lived assets information is presented below (in thousands):

December 31	2009	2008

Long-lived assets:
United States	$167,449	$129,324
Europe	34,285	33,243
Japan	1,590	1,943
Asia	6,587	5,679
Other	1,015	1,399

Total long-lived assets	$210,926	$171,588

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17	Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$333,052	$362,837	$373,963	$428,848	$1,498,700
Cost of sales	127,454	144,154	153,143	170,131	594,882

Gross profit	205,598	218,683	220,820	258,717	903,818
Selling and administrative expenses	99,159	109,583	102,675	109,986	421,403
Research and development expenses	18,332	19,722	19,310	19,790	77,154
Purchased intangibles amortization	2,616	2,683	2,723	2,637	10,659

Operating income	85,491	86,695	96,112	126,304	394,602
Interest expense	(3,130)	(2,649)	(2,864)	(2,343)	(10,986)
Interest income	908	595	785	748	3,036

Income from operations before income taxes	83,269	84,641	94,033	124,709	386,652
Provision for income tax expense	9,922	14,734	18,097	20,586	63,339

Net income	$73,347	$69,907	$75,936	$104,123	$323,313

Net income per basic common share	$0.75	$0.73	$0.80	$1.10	$3.37
Weighted-average number of basic common shares	97,304	96,147	95,235	94,516	95,797

Net income per diluted common share	$0.75	$0.72	$0.79	$1.08	$3.34
Weighted-average number of diluted common shares and equivalents	97,927	96,996	96,513	96,111	96,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$371,712	$398,771	$386,310	$418,331	$1,575,124
Cost of sales	155,451	175,232	158,520	172,063	661,266

Gross profit	216,261	223,539	227,790	246,268	913,858
Selling and administrative expenses	105,837	111,935	107,463	101,464	426,699
Research and development expenses	19,786	22,228	19,946	19,628	81,588
Purchased intangibles amortization	2,272	2,352	2,349	2,317	9,290
Litigation provision	—	—	—	6,527	6,527

Operating income	88,366	87,024	98,032	116,332	389,754
Interest expense	(11,157)	(9,807)	(10,570)	(6,987)	(38,521)
Interest income	6,913	4,952	6,028	3,066	20,959

Income from operations before income taxes	84,122	82,169	93,490	112,411	372,192
Provision for income tax expense (benefit)	15,647	(979)	21,987	13,058	49,713

Net income	$68,475	$83,148	$71,503	$99,353	$322,479

Net income per basic common share	$0.68	$0.83	$0.72	$1.01	$3.25
Weighted-average number of basic common shares	100,401	99,586	98,891	98,029	99,199

Net income per diluted common share	$0.67	$0.82	$0.71	$1.01	$3.21
Weighted-average number of diluted common shares and equivalents	101,983	101,035	100,566	98,821	100,555

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher in the second and third quarters over the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the first quarter of 2009, the Company recorded approximately $5 million of tax benefit relating to the reversal of a $5 million tax provision which was originally recorded in the third quarter of 2008 relating to the reorganization of certain foreign legal entities (Note 9). In the second quarter of 2008, the Company recorded out-of-period adjustments related to capitalized software amortization and the income tax provision (Note 3). In the fourth quarter of 2008, the Company recorded a $7 million provision related to ongoing litigation (Note 10).

SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2009, 2008, 2007, 2006 and 2005. The Company’s financial statements as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009 are included in Item 8, Financial Statements and Supplemental Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2009*	2008*	2007*	2006*	2005

STATEMENT OF OPERATIONS DATA:
Net sales	$1,498,700	$1,575,124	$1,473,048	$1,280,229	$1,158,236
Income from operations before income taxes	$386,652	$372,192	$323,192	$262,959	$274,563
Net income	$323,313	$322,479	$268,072	$222,200	$201,975
Net income per basic common share:
Net income per basic common share	$3.37	$3.25	$2.67	$2.16	$1.77
Weighted-average number of basic common shares	95,797	99,199	100,500	102,691	114,023
Net income per diluted common share:
Net income per diluted common share	$3.34	$3.21	$2.62	$2.13	$1.74
Weighted- average number of diluted common shares and equivalents	96,862	100,555	102,505	104,240	115,945
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and short-term investments	$630,257	$428,522	$693,014	$514,166	$493,588
Working capital, including current maturities of debt**	$777,808	$666,796	$578,628	$313,846	$309,101
Total assets	$1,907,931	$1,622,898	$1,881,055	$1,617,313	$1,428,931
Long-term debt	$500,000	$500,000	$500,000	$500,000	$500,000
Stockholders’ equity**	$848,949	$661,005	$586,076	$362,383	$283,632
Employees	5,216	5,033	4,956	4,687	4,503

*	As a result of the adoption of the stock-based compensation accounting standard as of January 1, 2006, all share-based payments to employees have been recognized in the statements of operations based on their fair values. The Company adopted the modified prospective transition method permitted under the standard and, consequently, has not adjusted results from prior years. Stock-based compensation expense was $28 million, $31 million, $29 million and $29 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.
**	As result of the adoption of the newly issued accounting standard for employers accounting for defined benefit pension and other postretirement plans as of December 31, 2006, the Company is required to recognize the underfunded status of the Company’s retirement plans as a liability in the consolidated balance sheets. Prior to 2006, a significant portion of the Company’s retirement contribution accrual was classified in other current liabilities and included in working capital. Beginning in 2006, in accordance with this standard, the majority of the retirement contribution accrual is included in the long-term retirement liability. Also, the adoption of this standard had the following after-tax effect on stockholders’ equity: increased $3 million in 2009, decreased $20 million in 2008, increased $9 million in 2007 and decreased $2 million in 2006.
**	As a result of the adoption of newly issued accounting standard for income tax uncertainty as of January 1, 2007, the Company is required to measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Prior to January 1, 2007, these amounts were included in accrued income taxes in current liabilities. On January 1, 2007, the Company recorded the effect of adopting this new standard with a $4 million charge to beginning retained earnings and a $58 million reclassification from accrued income taxes, which was included in working capital, to the long-term income tax liability in the consolidated balance sheet.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 39 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 40 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2010 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors and Executive Officers” and “Report of the Audit Committee of the Board of Directors.” Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

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

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11:	Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Compensation of Directors and Executive Officers” and “Compensation and Management Development Committee Interlocks and Insider Participation” and “Compensation and Management Development Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A))

Equity compensation plans approved by security holders	6,857	$47.58	3,029
Equity compensation plans not approved by security holders	—	—	—

Total	6,857	$47.58	3,029

See Note 12, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Directors and Executive Officers”, “Directors Meetings and Board Committees” and “Corporate Governance”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading “Ratification of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 41 to 78. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 26, 2010, is set forth on page 40 of this Form 10-K.

(2) Financial Statement Schedule:

None.

(3) Exhibits:

Exhibit
Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.(4)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000.(7)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.(9)
3.21	Amended and Restated Bylaws of Waters Corporation dated as of December 13, 2006.(18)
4.1	Rights Agreement dated August 9, 2002, between the Waters Corporation and Equiserve Trust Co.(11)
4.2	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent.(16)
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(6)(*)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan.(2)(*)
10.5	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(22)(*)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(6)(*)
10.10	Waters Corporation Retirement Plan.(3)(*)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(13)(*)
10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)
10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan.(15)(*)

Exhibit
Number	Description of Document

10.34	Waters Corporation 2003 Equity Incentive Plan.(12)(*)
10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(15)(*)
10.36	2008 Waters Corporation Management Incentive Plan.(22)(*)
10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(17)(*)
10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)
10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)
10.46	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(18)(*)
10.47	Five Year Credit Agreement, dated January 11, 2007 among Waters Corporation, Waters Technologies Ireland Limited, JP Morgan Chase Bank, N.A., JP Morgan Europe and other Lenders party thereto.(18)
10.48	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(18)(*)
10.49	Amended and Restated Waters Retirement Restoration Plan, Effective January 1, 2008.(22)(*)
10.50	Amended and Restated Waters 401(k) Restoration Plan, Effective January 1, 2008.(19)(*)
10.53	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Mark T. Beaudouin.(20)(*)
10.54	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Douglas A. Berthiaume.(20)(*)
10.55	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Arthur G. Caputo.(20)(*)
10.56	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and William J. Curry.(20)(*)
10.57	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and John Ornell.(20)(*)
10.58	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Elizabeth B. Rae.(20)(*)
10.59	Term Credit Agreement, dated as of March 25, 2008 among Waters Corporation, JP Morgan Chase Bank, N.A. and other lenders party thereto.(21)
10.60	Waters Corporation 2009 Employee Stock Purchase Plan (23)(*)
10.61	Note Purchase Agreement, dated February 1, 2010 between Waters Corporation and the purchases named therein.
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Waters Corporation’s Quarterly Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.(**)

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement (File No. 001-14010).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000 (File No. 001-14010).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A12B/A dated August 27, 2002 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(18)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 2, 2008 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell
John Ornell
Vice President, Finance and
Administration and Chief Financial Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

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