Form 10-Q
period 2010-04-03
WATERS CORP /DE/
filed 2010-05-07
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of April 30, 2010: 92,945,028

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Part I: Financial Information
Item 1: Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	April 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$297,012	$341,111
Short-term investments	395,168	289,146
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,852 and $6,723 at April 3, 2010 and December 31, 2009, respectively	313,951	314,247
Inventories	189,221	178,666
Other current assets	53,865	49,206

Total current assets	1,249,217	1,172,376
Property, plant and equipment, net	208,957	210,926
Intangible assets, net	179,557	182,165
Goodwill	291,734	293,077
Other assets	51,777	49,387

Total assets	$1,981,242	$1,907,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$12,382	$131,772
Accounts payable	57,823	49,573
Accrued employee compensation	32,783	37,050
Deferred revenue and customer advances	117,850	94,680
Accrued income taxes	18,550	13,267
Accrued warranty	10,042	10,109
Other current liabilities	55,774	58,117

Total current liabilities	305,204	394,568
Long-term liabilities:
Long-term debt	700,000	500,000
Long-term portion of retirement benefits	69,443	69,044
Long-term income tax liability	72,479	72,604
Other long-term liabilities	21,074	22,766

Total long-term liabilities	862,996	664,414

Total liabilities	1,168,200	1,058,982

Commitments and contingencies (Notes 5, 6, 7 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 3, 2010 and December 31, 2009	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 149,283 and 148,831 shares issued, 92,846 and 94,118 shares outstanding at April 3, 2010 and December 31, 2009, respectively	1,493	1,488
Additional paid-in capital	825,188	808,345
Retained earnings	2,312,234	2,236,716
Treasury stock, at cost, 56,437 and 54,713 shares at April 3, 2010 and December 31, 2009, respectively	(2,318,193)	(2,213,174)
Accumulated other comprehensive (loss) income	(7,680)	15,574

Total stockholders’ equity	813,042	848,949

Total liabilities and stockholders’ equity	$1,981,242	$1,907,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Product sales	$253,042	$227,448
Service sales	114,658	105,604

Total net sales	367,700	333,052

Cost of product sales	97,405	83,402
Cost of service sales	48,527	44,052

Total cost of sales	145,932	127,454

Gross profit	221,768	205,598

Selling and administrative expenses	106,693	99,159

Research and development expenses	20,076	18,332

Purchased intangibles amortization	2,642	2,616

Operating income	92,357	85,491

Interest expense	(2,614)	(3,130)

Interest income	329	908

Income from operations before income taxes	90,072	83,269

Provision for income taxes	14,554	9,922

Net income	$75,518	$73,347

Net income per basic common share	$0.81	$0.75

Weighted-average number of basic common shares	93,629	97,304

Net income per diluted common share	$0.79	$0.75

Weighted-average number of diluted common shares and equivalents	95,223	97,927
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$75,518	$73,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	904	375
Provisions on inventory	2,648	1,777
Stock-based compensation	6,031	7,348
Deferred income taxes	(1,950)	(1,977)
Depreciation	8,441	8,363
Amortization of intangibles	6,544	6,048
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(6,230)	5,542
Increase in inventories	(16,134)	(17,792)
(Increase) decrease in other current assets	(4,679)	1,449
(Increase) decrease in other assets	(4,222)	210
Increase (decrease) in accounts payable and other current liabilities	13,720	(24,378)
Increase in deferred revenue and customer advances	23,732	26,059
Decrease in other liabilities	(1,168)	(5,683)

Net cash provided by operating activities	103,155	80,688
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(10,165)	(22,156)
Business acquisitions, net of cash acquired	—	(36,086)
Purchase of short-term investments	(216,748)	(43,119)
Maturity of short-term investments	110,726	—

Net cash used in investing activities	(116,187)	(101,361)
Cash flows from financing activities:
Proceeds from debt issuances	213,273	94,764
Payments on debt	(132,663)	(46,724)
Payments of debt issuance costs	(1,473)	—
Proceeds from stock plans	8,852	944
Purchase of treasury shares	(105,019)	(63,846)
Excess tax benefit related to stock option plans	2,182	—
(Payments) proceeds of debt swaps and other derivative contracts	(3,631)	829

Net cash used in financing activities	(18,479)	(14,033)
Effect of exchange rate changes on cash and cash equivalents	(12,588)	(5,663)

Decrease in cash and cash equivalents	(44,099)	(40,369)
Cash and cash equivalents at beginning of period	341,111	428,522

Cash and cash equivalents at end of period	$297,012	$388,153

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters will not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2010 and 2009 ended on April 3, 2010 and April 4, 2009, respectively.
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
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.
Reclassifications
Certain amounts from the prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 3, 2010 and December 31, 2009. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 3, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	April 3,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$97,012	$—	$97,012	$—
Short-term investments	395,168	—	395,168	—
Waters Retirement Restoration Plan assets	18,476	—	18,476	—
Foreign currency exchange contract agreements	1,259	—	1,259	—

Total	$511,915	—	$511,915	—

Liabilities:
Foreign currency exchange contract agreements	$37	$—	$37	$—

Total	$37	$—	$37	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$181,925	$—	$181,925	$—
Short-term investments	289,146	—	289,146	—
Waters Retirement Restoration Plan assets	17,955	—	17,955	—
Foreign currency exchange contract agreements	237	—	237	—

Total	$489,263	—	$489,263	—

Liabilities:
Foreign currency exchange contract agreements	$400	$—	$400	$—

Total	$400	$—	$400	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of April 3, 2010 and December 31, 2009.
Fair Value of Other Financial Instruments
The Company’s cash, accounts receivable, accounts payable and debt are recorded at cost which approximates fair value.
Stockholders’ Equity
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended April 3, 2010 and April 4,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2009, the Company repurchased 1.7 million and 0.3 million shares at a cost of $101 million and $9 million, respectively, under this program.
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended April 4, 2009, the Company repurchased 1.4 million shares at a cost of $53 million under this program, which expired in February 2009.
Hedge Transactions
The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
The Company records its hedge transactions in accordance with the accounting standards for derivative instruments and hedging activities, which establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.
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
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At both April 3, 2010 and December 31, 2009, the Company had no outstanding interest rate swap agreements. For the three months ended April 4, 2009, the Company recorded a cumulative pre-tax unrealized gain of $1 million in accumulated other comprehensive income on the interest rate agreements. For the three months ended April 4, 2009, the Company recorded additional interest expense of $1 million.
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At April 3, 2010 and December 31, 2009, the Company held forward foreign exchange contracts with notional amounts totaling $145 million and $138 million, respectively. At April 3, 2010 and December 31, 2009, the Company had assets of $1 million and less than $1 million, respectively, in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. At both April 3, 2010 and December 31, 2009, the Company had liabilities of less than $1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
million in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. For the three months ended April 3, 2010, the Company recorded cumulative net pre-tax losses of $2 million, which consists of realized losses of $4 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts. For the three months ended April 4, 2009, the Company recorded cumulative net pre-tax gains of $5 million, which consists of realized gains of $1 million relating to the closed forward contracts and $4 million of unrealized gains relating to the open forward contracts.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 3, 2010 and April 4, 2009 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period
Accrued warranty liability:
April 3, 2010	$10,109	$1,409	$(1,476)	$10,042
April 4, 2009	$10,276	$1,694	$(1,652)	$10,318
Subsequent Events
The Company did not have any material recognizable subsequent events.
2 Inventories
Inventories are classified as follows (in thousands):

	April 3, 2010	December 31, 2009
Raw materials	$64,703	$57,223
Work in progress	16,122	15,419
Finished goods	108,396	106,024

Total inventories	$189,221	$178,666

3 Acquisitions
In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately-held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt.
The acquisition of Thar was accounted for under the accounting standards for business combinations and the results of Thar have been included in the consolidated results of the Company from the acquisition date. The pro forma effect of the results of the ongoing operations for the Company and Thar as though the acquisition of Thar had occurred at the beginning of the periods covered by this report is immaterial.
4 Goodwill and Other Intangibles
The carrying amount of goodwill was $292 million and $293 million at April 3, 2010 and December 31, 2009, respectively. Currency translation adjustments decreased goodwill by $1 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	April 3, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$135,444	$63,663	10 years	$136,604	$61,751	10 years
Capitalized software	212,995	119,544	5 years	217,102	122,920	5 years
Licenses	9,551	8,474	8 years	9,637	8,328	8 years
Patents and other intangibles	26,183	12,935	8 years	24,185	12,364	8 years

Total	$384,173	$204,616	7 years	$387,528	$205,363	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $12 million and $7 million, respectively, in the three months ended April 3, 2010 due to the effect of foreign currency translation. For the three months ended April 3, 2010 and April 4, 2009, amortization expense for intangible assets was $7 million and $6 million, respectively. Amortization expense for intangible assets is estimated to be approximately $30 million for each of the next five years.
5 Debt
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt amounts and for general corporate purposes. Interest on both issuances of senior unsecured notes are payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include negative covenants that are similar to the existing credit agreement. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.
In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. The 2007 Credit Agreement matures in January 2012 and requires no scheduled prepayments before that date. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date.
The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of April 3, 2010, the Company was in compliance with all such covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At April 3, 2010 and December 31, 2009, the Company had the following outstanding debt (in thousands):

	April 3, 2010	December 31, 2009
Lines of credit	$12,382	$11,772
2007 Credit Agreement, due January 2012	—	120,000

Total notes payable and debt	$12,382	$131,772

Senior unsecured notes — Series A — 3.75%, due February 2015	$100,000	$—
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	—
2007 Credit Agreement, due January 2012	500,000	500,000

Total long-term debt	$700,000	$500,000

Total debt	$712,382	$631,772

As of April 3, 2010 and December 31, 2009, the Company had a total amount available to borrow of $599 million and $479 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior notes and 2007 Credit Agreement borrowings were 1.76% and 0.78% at April 3, 2010 and December 31, 2009, respectively.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $88 million at both April 3, 2010 and December 31, 2009, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At both April 3, 2010 and December 31, 2009, the related short-term borrowings were $12 million at a weighted-average interest rate of 1.87% and 1.97%, respectively.
6 Income Taxes
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of those tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibits any discounting of those unrecognized tax benefits for the time value of money.
The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended April 3, 2010 and April 4, 2009 (in thousands):

	April 3, 2010	April 4, 2009
Balance at the beginning of the period	$77,924	$77,295
Net change in uncertain tax reporting positions	(448)	(3,524)

Balance at the end of the period	$77,476	$73,771

For the three months ended April 3, 2010, the Company recorded approximately $2 million of tax benefit in the income tax provision that was associated with the resolution of a pre-acquisition tax exposure, relating to an acquisition made in 2006. For the three months ended April 4, 2009, the Company recorded approximately $5 million of tax benefit in the income tax provision that was associated with the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The Company also recorded increases of approximately $1 million of other unrecognized tax benefits in the income tax provision in both the three months ended April 3, 2010 and April 4, 2009.
The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 3, 2010, the Company expects that a tax audit of one of the Company’s U.K. affiliates’ tax returns for 2003, 2004 and 2005 will be settled before December 31, 2010. As of April 3, 2010, the Company does not expect the settlement of this audit to have a material effect on its consolidated financial statements. In addition, as of April 3, 2010, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
The Company’s effective tax rates for the three months ended April 3, 2010 and April 4, 2009 were 16.2% and 11.9%, respectively. Included in the income tax provision for the three months ended April 3, 2010 is the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 1.7 percentage points for the three months ended April 3, 2010. Included in the income tax provision for the three months ended April 4, 2009 is the aforementioned $5 million of tax benefit related to changes in U.S. income tax regulations. This tax benefit decreased the Company’s effective tax rate by 5.5 percentage points for the three months ended April 4, 2009. The remaining difference between the effective tax rates for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 is primarily attributable to differences in the pre-tax income in jurisdictions with different effective tax rates.
7 Litigation
The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and, in the first quarter of 2009, the Company made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at April 3, 2010 and December 31, 2009. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
8 Stock-Based Compensation
The Company maintains various shareholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units).
The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The stock-based compensation accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of this standard, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The consolidated statements of operations for the three months ended April 3, 2010 and April 4, 2009 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009
Cost of sales	$625	$728
Selling and administrative expenses	4,657	6,034
Research and development expenses	749	586

Total stock-based compensation	$6,031	$7,348

As of both April 3, 2010 and December 31, 2009, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both April 3, 2010 and December 31, 2009, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets. The reduction in stock-based compensation expense for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 is primarily a result of a shift over time in stock-based compensation grants from stock options to restricted stock units.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 3, 2010 and April 4, 2009 are as follows:

	April 3,	April 4,
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2010	2009
Options issued in thousands	32	28
Risk-free interest rate	3.0%	2.0%
Expected life in years	6.0	6.0
Expected volatility	.293	.570
Expected dividends	—	—

	April 3,	April 4,
Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2010	2009
Exercise price	$61.63	$38.09
Fair value	$21.40	$20.71
The following table summarizes stock option activity for the plans (in thousands, except per share data):

			Weighted Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2009	6,857	$21.05 to $80.97	$47.58
Granted	32	$61.63	$61.63
Exercised	(210)	$21.39 to $49.31	$38.39
Canceled	(8)	$49.31 to $72.06	$69.84

Outstanding at April 3, 2010	6,671	$21.05 to $80.97	$47.91

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock
During the three months ended April 3, 2010, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $61.63. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended April 3, 2010 (in thousands, except for per share amounts):

		Weighted-
	Shares	Average Price
Unvested at December 31, 2009	783	$45.30
Granted	217	$62.24
Vested	(214)	$46.91
Forfeited	(10)	$46.32

Unvested at April 3, 2010	776	$49.58

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.
9 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 3, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$75,518	93,629	$0.81

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,430
Exercised and cancellations		164

Net income per diluted common share	$75,518	95,223	$0.79

	Three Months Ended April 4, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$73,347	97,304	$0.75

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		529
Exercised and cancellations		94

Net income per diluted common share	$73,347	97,927	$0.75

For the three months ended April 3, 2010 and April 4, 2009, the Company had 1.9 million and 4.4 million stock option securities that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net income	$75,518	$73,347
Foreign currency translation	(23,410)	(13,296)
Net appreciation and realized gains on derivative instruments	—	1,223
Income tax expense	—	(428)

Net appreciation and realized gains on derivative instruments, net of tax	—	795

Net foreign currency adjustments	(23,410)	(12,501)
Unrealized gain (loss) on investments before income taxes	41	(38)
Income tax (expense) benefit	(14)	13

Unrealized gain (loss) on investments, net of tax	27	(25)
Retirement liability adjustment, net of tax	129	166

Other comprehensive loss	(23,254)	(12,360)

Comprehensive income	$52,264	$60,987

11 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended April 3, 2010 and April 4, 2009 is as follows (in thousands):

	Three Months Ended
	April 3, 2010			April 4, 2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$15	$96	$424	$23	$58	$424
Interest cost	1,585	103	256	1,544	96	210
Expected return on plan assets	(1,785)	(53)	(79)	(1,678)	(37)	(83)
Net amortization:
Prior service costs (credits)	—	(13)	—	37	(14)	—
Net actuarial (gain) loss	262	—	(13)	98	3	12

Net periodic pension cost	$77	$133	$588	$24	$106	$563

During fiscal year 2010, the Company expects to contribute a total of approximately $3 million to $5 million to the Company’s defined benefit plans.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net sales for the Company’s products and services are as follows for the three months ended April 3, 2010 and April 4, 2009 (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Product net sales:
Waters instrument systems	$158,567	$142,811
Chemistry	66,678	59,212
TA instrument systems	27,797	25,425

Total product net sales	253,042	227,448

Service net sales:
Waters service	105,008	97,056
TA service	9,650	8,548

Total service net sales	114,658	105,604

Total net sales	$367,700	$333,052

13 Recent Accounting Standard Changes and Developments
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
In January 2010, the Company adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair-value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosure about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual period beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair-value measurements on a gross basis, rather than as one net amount.
Recently Issued Accounting Standards
In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
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
The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. The TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, food safety, and academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, polymers and viscous liquids in consumer goods and healthcare products.
The Company’s sales were $368 million and $333 million for the three months ended April 3, 2010 (the “2010 Quarter”) and April 4, 2009 (the “2009 Quarter”), respectively. Sales increased 10% in the 2010 Quarter as compared to the 2009 Quarter. Instrument system sales increased 11% while new and recurring sales of chemistry consumables and services increased 10%. These increases in sales are primarily due to higher demand for the Company’s products and services resulting from improvement in global economic conditions, the introduction of new products, the favorable increase in global academic and industrial spending for the Company’s new LC and MS products and the effect of foreign currency translation, which increased sales by 4% in the 2010 Quarter.
During the 2010 Quarter, as compared with the 2009 Quarter, sales increased 21% in Asia (including Japan), 9% in Europe, 2% in the U.S. and 10% in the rest of the world. The effect of foreign currency translation increased sales in the 2010 Quarter by 6% in Europe, 5% in Asia and 8% in the rest of the world.
In the 2010 Quarter, as compared with the 2009 Quarter, sales to pharmaceutical customers increased 11% and sales to industrial, food safety and environmental customers increased 8%. These increases are primarily a result of the increased spending on instrument systems, chemistry consumables and services by the Company’s customers as global economic conditions improved as compared to the 2009 Quarter. Global sales to government and academic customers were 19% higher in the 2010 Quarter as compared to the 2009 Quarter. This sales increase can be primarily attributed to sales of newly introduced MS and LC systems and improved global academic spending. Sales to government and academic customers increased 28% in the U.S., 35% in Europe and 15% in Asia, while sales to government and academic customers in the rest of the world declined by 23%.
The Waters Division sales increased 10% in the 2010 Quarter as compared to the 2009 Quarter and can be primarily attributed to an 11% increase in instrument system sales, primarily due to the higher demand for the Company’s products resulting from the improvement in global economic conditions, the increase in sales from the recently introduced SynaptTM G-2 and ACQUITY UPLC® H-Class instrument systems and the effect of foreign currency translation, which increased sales 4% in the 2010 Quarter. The Waters Division’s recurring revenue growth from chemistry consumables and service was 10% in the 2010 Quarter. The effect of foreign currency translation also increased chemistry consumable and service sales by 4% in the 2010 Quarter.
Sales for TA increased 10% in the 2010 Quarter as compared to the 2009 Quarter. TA’s sales increased in the 2010 Quarter as a result of the increase in spending by the Company’s industrial customers, the improvement in global economic conditions and the effect of foreign currency translation, which increased sales by 2% in the 2010 Quarter.
Operating income was $92 million and $85 million in the 2010 Quarter and 2009 Quarter, respectively. The change in operating income is primarily a result of the increase in overall sales volume in 2010 as compared to 2009. This increase was offset by higher selling and administrative expenses, resulting partially from foreign currency translation, and higher research and development expenses associated with new products to be launched later in 2010.
During the 2010 Quarter, the Company recorded $2 million of tax benefit in the income tax provision that was associated with the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 1.7 percentage points in the 2010 Quarter. During the 2009 Quarter, the Company recorded approximately $5 million of tax benefit in the income tax provision that was associated with the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The tax benefit recognized in the 2009 Quarter decreased the Company’s effective tax rate 5.5 percentage points in the 2009 Quarter.
Net income per diluted share was $0.79 and $0.75 in the 2010 Quarter and 2009 Quarter, respectively. Net income per diluted share was primarily impacted by the following factors in the 2010 Quarter and 2009 Quarter:
•	The benefits from the higher sales volume increased net income per diluted share in the 2010 Quarter as compared to the 2009 Quarter.

•	The aforementioned $2 million tax benefit recorded in the 2010 Quarter added $0.02 per diluted share to the 2010 Quarter.

•	The aforementioned $5 million tax benefit recorded in the 2009 Quarter added $0.05 per diluted share to the 2009 Quarter.

•	Lower weighted-average shares and equivalents, as a result of the Company’s share buyback program, increased net income per diluted share in the 2010 Quarter as compared to the 2009 Quarter.
Net cash provided by operating activities was $103 million and $81 million in the 2010 Quarter and 2009 Quarter, respectively. The $22 million increase is primarily a result of lower incentive compensation payments made in the 2010 Quarter as compared to the 2009 Quarter, a $6 million litigation payment made in the 2009 Quarter, as well as timing of receipts from customers and payments to vendors.
Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $10 million and $22 million in the 2010 Quarter and 2009 Quarter, respectively. Capital expenditures were higher in 2009 due primarily to the acquisition of land and construction of a new TA facility, which was completed in June 2009. In addition, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”) for $36 million in cash in February 2009.
Within cash flows used in financing activities, the Company received $9 million and $1 million of proceeds from stock plans in the 2010 Quarter and 2009 Quarter, respectively. Fluctuations in these amounts are primarily attributed to changes in the Company’s stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $101 million and $62 million of the Company’s outstanding common stock in the 2010 Quarter and 2009 Quarter, respectively, under the February 2009 authorization and previously announced stock repurchase programs.
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt amounts and for general corporate purposes.
Results of Operations
Net Sales
Product sales were $253 million and $227 million for the 2010 Quarter and the 2009 Quarter, respectively, an increase of 11%. The increase in product sales in the 2010 Quarter as compared to the 2009 Quarter was primarily due to higher demand by the Company’s customers as a result of the improved economic conditions, the increase in sales from the recently introduced Synapt G-2 and ACQUITY UPLC H-Class instrument systems and the effect of foreign currency translation. Service sales were $115 million and $106 million in the 2010 Quarter and the 2009 Quarter, respectively, an increase of 9%. The increase in service sales in the 2010 Quarter as compared to the 2009 Quarter was primarily attributable to increased sales of service plans and billings to a higher installed base of customers, and the favorable impact of foreign currency translation.

Waters Division Sales
The Waters Division sales increased 10% in the 2010 Quarter as compared to the 2009 Quarter. The effect of foreign currency translation favorably impacted the Waters Division across all product lines, resulting in an increase in total sales of 4%.
Chemistry consumables sales increased 13% in the 2010 Quarter and were driven primarily by higher demand for chemistry consumable products and the effect of foreign currency translation, which increased chemistry consumable sales by 4%. Waters Division service sales increased 8% in the 2010 Quarter due to the increased sales of service plans and billings to the higher installed base of customers. The service sales growth rate was also favorably impacted by 4% from the effect of foreign currency translation. Waters instrument system sales (LC and MS) increased 11% in the 2010 Quarter. The increase in instrument systems sales is primarily attributable to higher demand from the Company’s pharmaceutical, industrial and academic and government customers due to improvement in global economic conditions, the introduction of the new Synapt G-2 and ACQUITY UPLC H-Class instrument systems and improved global academic spending. The effect of foreign currency translation increased instrument system sales 4% in the 2010 Quarter. Waters Division sales by product line in the 2010 Quarter were 48% for instrument systems, 20% for chemistry consumables and 32% for service, which is consistent with the 2009 Quarter.
Waters Division sales in Europe increased 7% in the 2010 Quarter, including the effects of foreign currency translation. Waters Division sales in Asia increased 21% in the 2010 Quarter, with strong sales growth in Japan and India. The effects of foreign currency translation increased Asia’s sales by 6% in the 2010 Quarter. Waters Division sales in the U.S. and the rest of the world increased 3% and 9%, respectively. The effects of foreign currency translation increased the 2010 Quarter sales in the rest of world by 8%.
TA Division Net Sales
TA’s sales were 10% higher in the 2010 Quarter as compared to the 2009 Quarter primarily as a result of strong demand for instrument systems from TA’s industrial customers and a 2% favorable effect from foreign currency translation. Instrument system sales increased 9% in the 2010 Quarter and represented 74% of sales in the 2010 Quarter as compared to 75% in the 2009 Quarter. TA service sales increased 13% in the 2010 Quarter due to the increased sales of service plans and billings to the higher installed base of customers. Geographically, sales increased in each territory, except for in the U.S., which declined modestly.
Gross Profit
Gross profit for the 2010 Quarter was $222 million compared to $206 million for the 2009 Quarter, an increase of 8%. Gross profit as a percentage of sales decreased to 60.3% in the 2010 Quarter as compared to 61.7% in the 2009 Quarter. The increase in gross profit dollars in the 2010 Quarter can be primarily attributed to the higher sales volume and cost reductions. During the 2010 Quarter, as compared to the 2009 Quarter, the Company’s gross profit as a percentage of sales was impacted unfavorably by the movements in certain foreign exchange rates between the currencies where the Company manufactures and services products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. This decline in gross profit as a percentage of sales was partially offset by the benefit of cost reductions.
Selling and Administrative Expenses
Selling and administrative expenses for the 2010 Quarter and the 2009 Quarter were $107 million and $99 million, respectively, an increase of 8%. The increases in 2010 Quarter selling and administrative expenses is primarily due to impact of foreign currency translation, higher sales volume related costs and incentive program costs. As a percentage of net sales, selling and administrative expenses were 29.0% for the 2010 Quarter compared to 29.8% for the 2009 Quarter.
Research and Development Expenses
Research and development expenses were $20 million and $18 million for the 2010 Quarter and 2009 Quarter, respectively, an increase of 10%. The increase in research and development expenses in the 2010 Quarter is primarily due to costs incurred on new products to be launched later in 2010.
Provision for Income Taxes
The Company’s effective tax rates for the 2010 Quarter and 2009 Quarter were 16.2% and 11.9%, respectively. Included in the income tax provision for the 2010 Quarter is $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 1.7 percentage points in the 2010 Quarter. Included in the income tax provision for the 2009 Quarter is approximately $5 million of tax benefit relating to the reversal of a $5 million provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in the 2009 Quarter was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The $5 million tax benefit decreased the Company’s effective tax rate by 5.5 percentage points in the 2009 Quarter. The remaining difference between the effective tax rates for the 2010 Quarter as compared to the 2009 Quarter is primarily attributable to differences in the pre-tax income in jurisdictions with different effective tax rates.
The Company’s effective tax rate is influenced by many significant factors including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws and policies and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates in the 2010 Quarter or 2009 Quarter.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$75,518	$73,347
Depreciation and amortization	14,985	14,411
Stock-based compensation	6,031	7,348
Deferred income taxes	(1,950)	(1,977)
Change in accounts receivable	(6,230)	5,542
Change in inventories	(16,134)	(17,792)
Change in accounts payable and other current liabilities	13,720	(24,378)
Change in deferred revenue and customer advances	23,732	26,059
Other changes	(6,517)	(1,872)

Net cash provided by operating activities	103,155	80,688
Net cash used in investing activities	(116,187)	(101,361)
Net cash used in financing activities	(18,479)	(14,033)
Effect of exchange rate changes on cash and cash equivalents	(12,588)	(5,663)

Decrease in cash and cash equivalents	$(44,099)	$(40,369)

Cash Flow from Operating Activities
Net cash provided by operating activities was $103 million and $81 million in the 2010 Quarter and 2009 Quarter, respectively. The changes within net cash provided by operating activities in the 2010 Quarter as compared to the 2009 Quarter include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2010 Quarter compared to the 2009 Quarter is primarily attributable to the timing of payments made by customers and the higher sales volume in the 2010 Quarter as compared to the 2009 Quarter. Days-sales-outstanding (“DSO”) increased to 78 days at April 3, 2010 from 76 days at April 4, 2009. The effect of foreign currency translation added one day to the DSO at April 3, 2010.

•	The 2009 Quarter change in accounts payable and other current liabilities includes higher incentive compensation payments and a $6 million litigation payment. In addition, accounts payable and other current liabilities changed as a result of the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both the 2010 Quarter and the 2009 Quarter was a result of the installed base of customers renewing annual service contracts.

•	Other changes are attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $116 million and $101 million in the 2010 Quarter and 2009 Quarter, respectively. Additions to fixed assets and capitalized software were $10 million in the 2010 Quarter and $22 million in the 2009 Quarter. Capital spending was higher in the 2009 Quarter due to the acquisition of land and construction of a new TA facility, which was completed in 2009. In order to accommodate future sales growth, the Company has been authorized by the Board of Directors to develop and implement a plan to consolidate certain primary manufacturing locations in the United Kingdom into one facility. The Company expects to incur capital expenditures in the next few years in the range of $70 million to $90 million to construct this facility. The Company believes it can fund the construction of this facility with cash flows from operating activities and its borrowing capacity from committed credit facilities.
During the 2010 Quarter and 2009 Quarter, the Company purchased $217 million and $43 million of short-term investments, respectively, while $111 million of short-term investments matured during the 2010 Quarter. Business acquisitions, net of cash acquired, were $36 million during the 2009 Quarter. There were no business acquisitions in the 2010 Quarter.
Cash Used in Financing Activities
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt amounts and for general corporate purposes. Interest on both issuances of senior unsecured notes are payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include negative covenants that are similar to the existing credit agreement. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.
During the 2010 Quarter and 2009 Quarter, the Company’s net debt borrowings increased by $81 million and $52 million, respectively. As of April 3, 2010, the Company had $200 million in outstanding notes, $500 million borrowed under a term loan facility and $12 million borrowed under revolving facilities and various other lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. As of April 3, 2010, the Company had a total amount available to borrow under existing credit agreements of $599 million after outstanding letters of credit.
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During both the 2010 Quarter and 2009 Quarter, the Company repurchased a total of 1.7 million shares at a cost of $101 million and $62 million, respectively, under the February 2009 authorization and previously announced programs. As of April 3, 2010, the Company had purchased an aggregate of 4.8 million shares at a cost of $258 million under the February 2009 program, leaving $242 million authorized for future repurchases.
The Company received $9 million and $1 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2010 Quarter and 2009 Quarter, respectively.
The Company believes that the cash, cash equivalents and short-term investments of $692 million at the end of the 2010 Quarter and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company reviewed its commercial commitments as of April 3, 2010 and determined that there were no material changes from the ones set forth in the Form 10-K.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
During fiscal year 2010, the Company expects to contribute a total of approximately $3 million to $5 million to the Company’s defined benefit plans.
The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2010 Quarter. The Company did not make any changes in those policies during the 2010 Quarter.
New Accounting Pronouncements
Refer to Note 13, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, the impact of the Company’s new products and the Company’s ability to invest in new product development and existing product enhancements; the Company’s growth strategies, including its intention to make acquisitions, make stock repurchases and introduce new products; anticipated trends in the Company’s business; the Company’s ability to continue to control costs and maintain quality; current economic conditions and uncertainties; the impact of the Company’s various ongoing tax audits and litigation matters, including the Dearborn action; the Company’s product performance; the Company’s ability to ensure product consistency and react to new customer requirements; the Company’s market share position and statements related to market position; statements related to the Company’s pursuance of outsourcing opportunities; the Company’s ability to attract and retain highly skilled employees; statements regarding the Company’s facilities; statements regarding the Company’s financial flexibility; use of the Company’s debt proceeds; the Company’s expected cash flow and borrowing capacity; the Company’s contributions to defined benefit plans; and the Company’s capital spending and ability to fund other facility expansions to accommodate future sales growth. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation, the impact on demand among the Company’s various market sectors from current economic difficulties and uncertainties; the impact of changes in accounting principles and practices or tax rates; shifts in taxable income in jurisdictions with different effective tax rates; the ability to access capital in volatile market conditions; the ability to successfully integrate acquired businesses; fluctuations in capital expenditures by the Company’s customers, in particular, large pharmaceutical companies; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory obstacles to new product introductions; lack of acceptance of new products; other changes in the demands of the Company’s healthcare and pharmaceutical company customers; changes in distribution of the Company’s products; the Company’s ability to obtain alternative sources for components and modules; underperformance relative to expected future operating results; negative industry trends; risks associated with lawsuits and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights; and foreign exchange rate fluctuations potentially adversely affecting translation of the Company’s future non-U.S. operating results. Certain of these and other factors are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2009. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s market risk during the three months ended April 3, 2010. For information regarding the Company’s market risk, refer to Item 7a of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court

for the District of Massachusetts. In January 2009, Inter-Local Pension Fund GCC/IBT filed a motion to be appointed as lead plaintiff, which was granted. In April 2009, plaintiff filed an amended complaint that alleges that between July 24, 2007 and January 22, 2008, the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate and the level of business activity in Japan. The action is purportedly brought on behalf of persons who purchased common stock of the Company between July 24, 2007 and January 22, 2008. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. In March of 2010, the court granted the Company’s motion to dismiss the case. Plaintiff filed an appeal of that dismissal in April 2010.
There have been no other material changes in the Company’s legal proceedings during the three months ended April 3, 2010 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company reviewed its risk factors as of April 3, 2010 and determined that there were no material changes from the ones set forth in the form 10-K. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 23. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended April 3, 2010 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs (1)	the Programs
January 1 to January 30, 2010	80	$57.92	80	$338,527
January 31 to February 27, 2010	816	58.31	816	290,946
February 28 to April 3, 2010	760	63.98	760	242,322

Total	1,656	60.89	1,656	242,322

(1)	The Company purchased 1.7 million shares of its outstanding common stock in the 2010 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.
Item 3: Defaults Upon Senior Securities
Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5: Other Information
Not Applicable

Item 6: Exhibits

Exhibit
Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, formatted in XBRL (Extensible Business Reporting Language):
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

Waters Corporation
/s/ John Ornell
John Ornell
Vice President, Finance and Administration and Chief Financial Officer
Date: May 7, 2010