Form 10-Q
period 2010-07-03
WATERS CORP /DE/
filed 2010-08-06
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of July 30, 2010: 92,038,443

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of July 3, 2010 and December 31, 2009	1
Consolidated Statements of Operations (unaudited) for the three months ended July 3, 2010 and July 4, 2009	2
Consolidated Statements of Operations (unaudited) for the six months ended July 3, 2010 and July 4, 2009	3
Consolidated Statements of Cash Flows (unaudited) for the six months ended July 3, 2010 and July 4, 2009	4
Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
Signature	28
EX-3.21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	July 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$310,884	$341,111
Short-term investments	443,589	289,146
Accounts receivable, less allowances for doubtful accounts an sales returns of $7,090 and $6,723 at July 3, 2010 and December 31, 2009, respectively	314,174	314,247
Inventories	191,782	178,666
Other current assets	51,429	49,206

Total current assets	1,311,858	1,172,376
Property, plant and equipment, net	210,649	210,926
Intangible assets, net	172,203	182,165
Goodwill	289,929	293,077
Other assets	51,760	49,387

Total assets	$2,036,399	$1,907,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$56,858	$131,772
Accounts payable	59,320	49,573
Accrued employee compensation	31,362	37,050
Deferred revenue and customer advances	118,792	94,680
Accrued income taxes	26,087	13,267
Accrued warranty	10,274	10,109
Other current liabilities	59,878	58,117

Total current liabilities	362,571	394,568
Long-term liabilities:
Long-term debt	700,000	500,000
Long-term portion of retirement benefits	67,187	69,044
Long-term income tax liability	74,037	72,604
Other long-term liabilities	19,654	22,766

Total long-term liabilities	860,878	664,414

Total liabilities	1,223,449	1,058,982

Commitments and contingencies (Notes 5, 6, 7 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 3, 2010 and December 31, 2009	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 149,552 and 148,831 shares issued, 92,022 and 94,118 shares outstanding at July 3, 2010 and December 31, 2009, respectively	1,496	1,488
Additional paid-in capital	843,438	808,345
Retained earnings	2,397,156	2,236,716
Treasury stock, at cost, 57,530 and 54,713 shares at July 3, 2010 and December 31, 2009, respectively	(2,392,997)	(2,213,174)
Accumulated other comprehensive (loss) income	(36,143)	15,574

Total stockholders’ equity	812,950	848,949

Total liabilities and stockholders’ equity	$2,036,399	$1,907,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	July 3, 2010	July 4, 2009
Product sales	$275,425	$253,521
Service sales	115,630	109,316

Total net sales	391,055	362,837

Cost of product sales	106,890	98,506
Cost of service sales	48,243	45,648

Total cost of sales	155,133	144,154

Gross profit	235,922	218,683

Selling and administrative expenses	106,939	109,583

Research and development expenses	20,807	19,722

Purchased intangibles amortization	2,592	2,683

Operating income	105,584	86,695

Interest expense	(3,621)	(2,649)

Interest income	448	595

Income from operations before income taxes	102,411	84,641

Provision for income taxes	17,489	14,734

Net income	$84,922	$69,907

Net income per basic common share	$0.92	$0.73

Weighted-average number of basic common shares	92,612	96,147

Net income per diluted common share	$0.90	$0.72

Weighted-average number of diluted common shares and equivalents	94,278	96,996
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Product sales	$528,467	$480,969
Service sales	230,288	214,920

Total net sales	758,755	695,889

Cost of product sales	204,295	181,908
Cost of service sales	96,770	89,700

Total cost of sales	301,065	271,608

Gross profit	457,690	424,281

Selling and administrative expenses	213,632	208,742

Research and development expenses	40,883	38,054

Purchased intangibles amortization	5,234	5,299

Operating income	197,941	172,186

Interest expense	(6,235)	(5,779)

Interest income	777	1,503

Income from operations before income taxes	192,483	167,910

Provision for income taxes	32,043	24,656

Net income	$160,440	$143,254

Net income per basic common share	$1.72	$1.48

Weighted-average number of basic common shares	93,110	96,696

Net income per diluted common share	$1.69	$1.47

Weighted-average number of diluted common shares and equivalents	94,753	97,388
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income	$160,440	$143,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,118	787
Provisions on inventory	5,109	3,560
Stock-based compensation	12,314	14,506
Deferred income taxes	(4,014)	5,007
Depreciation	17,118	16,296
Amortization of intangibles	13,168	12,611
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(12,852)	(1,845)
Increase in inventories	(25,169)	(18,584)
(Increase) decrease in other current assets	(3,188)	2,383
(Increase) decrease in other assets	(7,800)	178
Increase (decrease) in accounts payable and other current liabilities	32,357	(24,829)
Increase in deferred revenue and customer advances	27,041	22,220
Decrease in other liabilities	(815)	(1,710)

Net cash provided by operating activities	214,827	173,834
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(21,229)	(57,754)
Business acquisitions, net of cash acquired	—	(36,086)
Purchase of short-term investments	(481,697)	(147,236)
Maturity of short-term investments	327,254	—

Net cash used in investing activities	(175,672)	(241,076)
Cash flows from financing activities:
Proceeds from debt issuances	268,538	143,625
Payments on debt	(143,452)	(52,888)
Payments of debt issuance costs	(1,498)	—
Proceeds from stock plans	19,183	3,955
Purchase of treasury shares	(179,823)	(108,885)
Excess tax benefit related to stock option plans	3,862	—
(Payments for) proceeds from debt swaps and other derivative contracts	(6,967)	8,318

Net cash used in financing activities	(40,157)	(5,875)
Effect of exchange rate changes on cash and cash equivalents	(29,225)	3,040

Decrease in cash and cash equivalents	(30,227)	(70,077)
Cash and cash equivalents at beginning of period	341,111	428,522

Cash and cash equivalents at end of period	$310,884	$358,445

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Summary of Significant Accounting Policies
Waters Corporation (“Waters” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters will not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2010 and 2009 ended on July 3, 2010 and July 4, 2009, respectively.
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
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010.
During the second quarter of 2010, the Company identified an error originating in periods prior to December 31, 2009. The error relates to an overstatement of the Company’s incentive plan and other accrual balances. The Company identified and corrected the error in the three months ended July 3, 2010 which reduced selling and administrative expense. The Company does not believe that the prior period error, individually or in the aggregate, was material to the three and six months ended July 3, 2010 and any previously issued annual or quarterly financial statements.
Reclassifications
Certain amounts from the prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 3, 2010 and December 31, 2009. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 3, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	July 3, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$154,086	$—	$154,086	$—
Short-term investments	443,589	—	443,589	—
Waters Retirement Restoration Plan assets	16,617	—	16,617	—
Foreign currency exchange contract agreements	1,085	—	1,085	—

Total	$615,377	$—	$615,377	$—

Liabilities:
Foreign currency exchange contract agreements	$991	$—	$991	$—

Total	$991	$—	$991	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$181,925	$—	$181,925	$—
Short-term investments	289,146	—	289,146	—
Waters Retirement Restoration Plan assets	17,955	—	17,955	—
Foreign currency exchange contract agreements	237	—	237	—

Total	$489,263	$—	$489,263	$—

Liabilities:
Foreign currency exchange contract agreements	$400	$—	$400	$—

Total	$400	$—	$400	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of July 3, 2010 and December 31, 2009.
Fair Value of Other Financial Instruments
The Company’s cash, accounts receivable, accounts payable and debt are recorded at cost, which approximates fair value.
Stockholders’ Equity
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the six months ended July 3, 2010 and July 4, 2009, the Company repurchased 2.7 million and 1.3 million shares at a cost of $176 million and $54 million, respectively, under this program.
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the six months ended July 4, 2009, the Company repurchased 1.4 million shares at a cost of $53 million under this program, which expired in February 2009.
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
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At both July 3, 2010 and December 31, 2009, the Company had no outstanding interest rate swap agreements. For the three and six months ended July 4, 2009, the Company recorded a cumulative pre-tax unrealized gain of less than $1 million and $1 million, respectively, in accumulated other comprehensive income on the interest rate agreements. For both the three and six months ended July 4, 2009, the Company recorded additional interest expense of less than $1 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At July 3, 2010 and December 31, 2009, the Company held forward foreign exchange contracts with notional amounts totaling $145 million and $138 million, respectively. At July 3, 2010 and December 31, 2009, the Company had assets of $1 million and less than $1 million, respectively, in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. At July 3, 2010 and December 31, 2009, the Company had liabilities of $1 million and less than $1 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. For the three months ended July 3, 2010, the Company recorded cumulative net pre-tax losses of $4 million, which consists of realized losses of $3 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the six months ended July 3, 2010, the Company recorded cumulative net pre-tax losses of $7 million, which consists of realized losses of $7 million relating to the closed forward contracts. For the three months ended July 4, 2009, the Company recorded cumulative net pre-tax gains of $6 million, which consists of realized gains of $7 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts. For the six months ended July 4, 2009, the Company recorded cumulative net pre-tax gains of $10 million, which consists of realized gains of $8 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 3, 2010 and July 4, 2009 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
July 3, 2010	$10,109	$3,001	$(2,836)	$10,274
July 4, 2009	$10,276	$2,054	$(2,300)	$10,030
Subsequent Events
The Company did not have any material recognizable subsequent events.
2 Inventories
Inventories are classified as follows (in thousands):

	July 3, 2010	December 31, 2009
Raw materials	$62,845	$57,223
Work in progress	18,390	15,419
Finished goods	110,547	106,024

Total inventories	$191,782	$178,666

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
4 Goodwill and Other Intangibles
The carrying amount of goodwill was $290 million and $293 million at July 3, 2010 and December 31, 2009, respectively. Currency translation adjustments decreased goodwill by $3 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	July 3, 2010			December 31, 2009
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$133,455	$64,996	10 years	$136,604	$61,751	10 years
Capitalized software	202,086	112,854	5 years	217,102	122,920	5 years
Licenses	9,630	8,630	8 years	9,637	8,328	8 years
Patents and other intangibles	27,153	13,641	8 years	24,185	12,364	8 years

Total	$372,324	$200,121	7 years	$387,528	$205,363	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $31 million and $18 million, respectively, in the six months ended July 3, 2010 due to the effect of foreign currency translation. Amortization expense for intangible assets was $7 million for both the three months ended July 3, 2010 and July 4, 2009. Amortization expense for intangible assets was $13 million for both the six months ended July 3, 2010 and July 4, 2009. For the next five years, amortization expense for intangible assets is estimated to be approximately $26 million per year for the next two years and is estimated to increase to approximately $33 million per year thereafter.
5 Debt
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.

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
The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities. The 2007 Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of July 3, 2010, the Company was in compliance with all such covenants.
At July 3, 2010 and December 31, 2009, the Company had the following outstanding debt (in thousands):

	July 3, 2010	December 31, 2009
Lines of credit	$16,858	$11,772
2007 Credit Agreement, due January 2012	40,000	120,000

Total notes payable and debt	56,858	131,772

Senior unsecured notes — Series A - 3.75%, due February 2015	100,000	—
Senior unsecured notes — Series B - 5.00%, due February 2020	100,000	—
2007 Credit Agreement, due January 2012	500,000	500,000

Total long-term debt	700,000	500,000

Total debt	$756,858	$631,772

As of July 3, 2010 and December 31, 2009, the Company had a total amount available to borrow of $559 million and $479 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior notes and 2007 Credit Agreement borrowings were 1.73% and 0.78% at July 3, 2010 and December 31, 2009, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher rate paid on the fixed-rate debt.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $109 million and $88 million at July 3, 2010 and December 31, 2009, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At July 3, 2010 and December 31, 2009, the weighted-average interest rates applicable to the short-term borrowings were 2.32% and 1.97%, respectively.
6 Income Taxes
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of those tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of those unrecognized tax benefits for the time value of money.
The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended July 3, 2010 and July 4, 2009 (in thousands):

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 3, 2010	July 4, 2009
Balance at the beginning of the period	$77,924	$77,295
Net change in uncertain tax reporting positions	744	(2,283)

Balance at the end of the period	$78,668	$75,012

For the six months ended July 3, 2010, the Company recorded approximately $2 million of tax benefit in the income tax provision that was associated with the resolution of a pre-acquisition tax exposure, relating to an acquisition made in 2006. For the six months ended July 4, 2009, the Company recorded approximately $5 million of tax benefit in the income tax provision that was associated with the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The Company also recorded increases of approximately $2 million of other unrecognized tax benefits in the income tax provision in both the six months ended July 3, 2010 and July 4, 2009.
The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities.
The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 3, 2010, the Company expects that a tax audit of one of the Company’s U.K. affiliates’ tax returns for 2003, 2004 and 2005 will be settled before December 31, 2010. As of July 3, 2010, the Company does not expect the settlement of this audit to have a material effect on its consolidated financial statements. In addition, as of July 3, 2010, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
The Company’s effective tax rates for the three months ended July 3, 2010 and July 4, 2009 were 17.1% and 17.4%, respectively. The Company’s effective tax rates for the six months ended July 3, 2010 and July 4, 2009 were 16.6% and 14.7%, respectively. Included in the income tax provision for the six months ended July 3, 2010 is the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.8 percentage points for the six months ended July 3, 2010. Included in the income tax provision for the six months ended July 4, 2009 is the aforementioned $5 million of tax benefit related to changes in U.S. income tax regulations. This tax benefit decreased the Company’s effective tax rate by 2.7 percentage points for the six months ended July 4, 2009. The remaining difference between the effective tax rates for the three months ended July 3, 2010 as compared to the three months ended July 4, 2009 was primarily attributable to differences in the pre-tax income in jurisdictions with different effective tax rates.
7 Litigation
The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position.
The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and, in the first quarter of 2009, the Company made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at July 3, 2010 and December 31, 2009. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

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
The consolidated statements of operations for the three and six months ended July 3, 2010 and July 4, 2009 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Cost of sales	$604	$707	$1,229	$1,435
Selling and administrative expenses	4,878	5,491	9,535	11,525
Research and development expenses	801	960	1,550	1,546

Total stock-based compensation	$6,283	$7,158	$12,314	$14,506

As of both July 3, 2010 and December 31, 2009, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both July 3, 2010 and December 31, 2009, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets. The reduction in stock-based compensation expense for the three and six months ended July 3, 2010 as compared to the three and six months ended July 4, 2009 is primarily a result of a shift over time in stock-based compensation grants from stock options to restricted stock units.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 3, 2010 and July 4, 2009 are as follows:

Options Issued and Significant Assumptions
Used to Estimate Option Fair Values	July 3, 2010	July 4, 2009
Options issued in thousands	32	28
Risk-free interest rate	3.0%	2.0%
Expected life in years	6	6
Expected volatility	0.293	0.570
Expected dividends	—	—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Exercise Price and Fair
Value of Options on the Date of Grant	July 3, 2010	July 4, 2009
Exercise price	$61.63	$38.09
Fair value	$21.40	$20.71
The following table summarizes stock option activity for the plans for the six months ended July 3, 2010 (in thousands, except per share data):

			Weighted-Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2009	6,857	$21.05 to $80.97	$47.58
Granted	32	$61.63	$61.63
Exercised	(465)	$21.39 to $72.06	$37.67
Canceled	(16)	$49.31 to $72.06	$71.32

Outstanding at July 3, 2010	6,408	$21.05 to $80.97	$48.31

Restricted Stock
During the six months ended July 3, 2010, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $61.63 per share. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended July 3, 2010 (in thousands, except for per share amounts):

		Weighted-Average
	Shares	Price
Unvested at December 31, 2009	783	$45.30
Granted	217	$62.24
Vested	(214)	$46.91
Forfeited	(13)	$46.47

Unvested at July 3, 2010	773	$49.59

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 3, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$84,922	92,612	$0.92

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,625
Exercised and cancellations		41

Net income per diluted common share	$84,922	94,278	$0.90

	Three Months Ended July 4, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$69,907	96,147	$0.73

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		834
Exercised and cancellations		15

Net income per diluted common share	$69,907	96,996	$0.72

	Six Months Ended July 3, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$160,440	93,110	$1.72

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,494
Exercised and cancellations		149

Net income per diluted common share	$160,440	94,753	$1.69

	Six Months Ended July 4, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$143,254	96,696	$1.48

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		624
Exercised and cancellations		68

Net income per diluted common share	$143,254	97,388	$1.47

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and six months ended July 3, 2010, the Company had 1.8 million and 1.9 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For the three and six months ended July 4, 2009, the Company had 3.3 million and 3.9 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income	$84,922	$69,907	$160,440	$143,254
Foreign currency translation	(28,420)	29,252	(51,830)	15,956
Net appreciation and realized gains on derivative instruments	—	654	—	1,877
Income tax expense	—	(229)	—	(657)

Net appreciation and realized gains on derivative instruments, net of tax	—	425	—	1,220

Net foreign currency adjustments	(28,420)	29,677	(51,830)	17,176
Unrealized (loss) gain on investments before income taxes	(41)	6	—	(32)
Income tax benefit (expense)	14	(2)	—	11

Unrealized (loss) gain on investments, net of tax	(27)	4	—	(21)
Retirement liability adjustment, net of tax	(16)	175	113	341

Other comprehensive (loss) gain	(28,463)	29,856	(51,717)	17,496

Comprehensive income	$56,459	$99,763	$108,723	$160,750

11 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 3, 2010 and July 4, 2009 is as follows (in thousands):

	Three Months Ended
	July 3, 2010			July 4, 2009
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$15	$96	$424	$23	$58	$424
Interest cost	1,585	103	256	1,544	96	210
Expected return on plan assets	(1,785)	(53)	(79)	(1,678)	(37)	(83)
Net amortization:
Prior service (credits) costs	—	(13)	—	37	(14)	—
Net actuarial loss (gain)	262	—	(13)	98	3	12

Net periodic pension cost	$77	$133	$588	$24	$106	$563

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	July 3, 2010			July 4, 2009
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$30	$192	$848	$46	$116	$848
Interest cost	3,170	206	512	3,088	192	420
Expected return on plan assets	(3,570)	(106)	(158)	(3,356)	(74)	(166)
Net amortization:
Prior service (credits) costs	—	(26)	—	74	(28)	—
Net actuarial loss (gain)	524	—	(26)	196	6	24

Net periodic pension cost	$154	$266	$1,176	$48	$212	$1,126

For the three and six months ended July 3, 2010, the Company contributed $1 million to the Company’s U.S. Pension Plans. During fiscal year 2010, the Company expects to contribute a total of approximately $3 million to $5 million to the Company’s defined benefit plans.
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
Net sales for the Company’s products and services are as follows for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Product net sales:
Waters instrument systems	$182,534	$170,959	$341,101	$313,770
Chemistry	62,871	59,160	129,549	118,372
TA instrument systems	30,020	23,402	57,817	48,827

Total product sales	275,425	253,521	528,467	480,969

Service net sales:
Waters service	104,886	100,453	209,894	197,509
TA service	10,744	8,863	20,394	17,411

Total service sales	115,630	109,316	230,288	214,920

Total net sales	$391,055	$362,837	$758,755	$695,889

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
In June 2009, a new accounting standard was issued relating to the consolidation of variable interest entities. This statement addresses (1) the effects on certain provisions of existing accounting standards as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions of existing accounting standards, including those in which the accounting and disclosures under existing accounting standards do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This standard is effective for periods beginning after November 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
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
Business and Financial Overview
The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, food safety, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, polymers and viscous liquids in consumer goods and healthcare products.
The Company’s sales were $391 million and $363 million for the three months ended July 3, 2010 (the “2010 Quarter”) and July 4, 2009 (the “2009 Quarter”), respectively. The Company’s sales were $759 million and $696 million for the six months ended July 3, 2010 (the “2010 Period”) and July 4, 2009 (the “2009 Period”), respectively. Sales increased 8% in the 2010 Quarter as compared to the 2009 Quarter and 9% in the 2010 Period as compared to the 2009 Period. In the 2010 Quarter and 2010 Period, as compared with the 2009 Quarter and 2009 Period, instrument system sales increased 9% and 10%, respectively, while new and recurring sales of chemistry consumables and services increased 6% and 8%, respectively. These increases in sales were primarily due to higher demand for the Company’s products and services resulting from improvement in global economic conditions as compared to the prior year, introduction of new products, including the SYNAPT® G-2 and ACQUITY UPLC® H-Class instrument systems, and the favorable increase in pharmaceutical and industrial spending on the Company’s LC, MS and TA products. The effect of foreign currency translation decreased sales by 1% in the 2010 Quarter and increased sales by 1% in the 2010 Period.
During the 2010 Quarter, as compared with the 2009 Quarter, sales increased 11% in Asia (including Japan) and 11% in the U.S., while sales were flat in Europe. Sales increased 13% in the rest of the world during the 2010 Quarter as compared with the 2009 Quarter. The effect of foreign currency translation decreased sales in the 2010 Quarter by 8% in Europe and increased sales 3% in Asia and 2% in the rest of the world. During the 2010 Period, as compared with the 2009 Period, sales increased 16% in Asia, 7% in the U.S., 4% in Europe and 12% in the rest of the world. The effect of foreign currency translation decreased sales in the 2010 Period by 1% in Europe and increased sales by 4% in Asia and 5% in the rest of the world.
In the 2010 Quarter and 2010 Period, as compared with the 2009 Quarter and 2009 Period, sales to pharmaceutical customers increased 12% and 11%, respectively, and sales to industrial and environmental customers increased 11% and 9%, respectively. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers as global economic conditions improved as compared to the prior year. Combined global sales to government and academic customers were 3% and 11% higher in the 2010 Quarter and 2010 Period, respectively, as compared to the 2009 Quarter and 2009 Period. These combined government and academic sales increases can be primarily attributed to sales of newly introduced LC and MS systems and the strong global academic spending that occurred in the first quarter of 2010, particularly in Asia.
Operating income was $106 million and $87 million in the 2010 Quarter and 2009 Quarter, respectively. Operating income was $198 million and $172 million in the 2010 Period and 2009 Period, respectively. The overall increase in operating income in 2010 as compared to 2009 was primarily from the increases in sales volumes with relatively similar product mix and gross margin percentages. The effect of foreign currency translation had minimal comparative impact on operating income.
As compared to the corresponding period in the prior year, the Company’s effective tax rate decreased slightly to 17.1% in the 2010 Quarter and increased to 16.6% in the 2010 Period. During the 2010 Period, the Company recorded $2 million of tax benefit in the income tax provision that was associated with the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.8 percentage points in the 2010 Period. During the 2009 Period, the Company recorded approximately $5 million of tax benefit in the income tax provision that was associated with the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The tax benefit recognized in the 2009 Period decreased the Company’s effective tax rate by 2.7 percentage points in the 2009 Period.
Net income per diluted share was $0.90 and $0.72 in the 2010 Quarter and 2009 Quarter, respectively. Net income per diluted share was $1.69 and $1.47 in the 2010 Period and 2009 Period, respectively. Net income per diluted share was primarily impacted by the following factors:
•	The benefits from higher sales volumes increased net income per diluted share in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period.

•	The aforementioned $2 million tax benefit recorded in the 2010 Period added $0.02 per diluted share to the 2010 Period.

•	The $6 million TA building lease termination expense recorded in both the 2009 Quarter and 2009 Period increased selling and administrative expenses and lowered net income per diluted share by $0.04 in both periods.

•	The aforementioned $5 million tax benefit recorded in the 2009 Period added $0.05 per diluted share to the 2009 Period.

•	Lower weighted-average shares and equivalents, as a result of the Company’s share buyback program, increased net income per diluted share in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period.
Net cash provided by operating activities was $215 million and $174 million in the 2010 Period and 2009 Period, respectively. The $41 million increase was primarily a result of higher net income, lower incentive compensation payments made in the 2010 Period as compared to the 2009 Period and a $6 million litigation payment and $6 million TA building lease termination payment made in the 2009 Period, as well as timing of receipts from customers and payments to vendors.
Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $21 million and $58 million in the 2010 Period and 2009 Period, respectively. Capital expenditures were higher in 2009 due primarily to the acquisition of land and construction of a new TA facility, which was completed in June 2009. In addition, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”) for $36 million in cash in February 2009.
Within cash flows used in financing activities, the Company received $19 million and $4 million of proceeds from stock plans in the 2010 Period and 2009 Period, respectively. Fluctuations in these amounts were primarily attributed to changes in the Company’s stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $176 million and $107 million of the Company’s outstanding common stock in the 2010 Period and 2009 Period, respectively, under the February 2009 authorization and previously announced stock repurchase programs.
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. As a result of these debt issuances, the Company’s weighted-average interest rates have increased in the 2010 Period due to higher rates paid on this fixed-rate debt.
Results of Operations
Net Sales
Product sales were $275 million and $254 million for the 2010 Quarter and the 2009 Quarter, respectively, an increase of 9%. Product sales were $528 million and $481 million for the 2010 Period and the 2009 Period, respectively, an increase of 10%. The increases in product sales in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period were primarily due to higher demand by the Company’s customers as a result of improved economic conditions and an increase in sales from the recently introduced SYNAPT G-2 and ACQUITY UPLC H-Class instrument systems. Service sales were $116 million and $109 million in the 2010 Quarter and the 2009 Quarter, respectively, an increase of 6%. Service sales were $230 million and $215 million in the 2010 Period and the 2009 Period, respectively, an increase of 7%. The increases in service sales in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period were primarily attributable to increased sales of service plans and billings to a higher installed base of customers.
Waters Division Sales
The Waters Division sales increased 6% and 8% in the 2010 Quarter and 2010 Period, respectively, as compared to the 2009 Quarter and 2009 Period. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 1% in the 2010 Quarter and an increase in total sales of 1% in the 2010 Period.
Waters instrument system sales (LC and MS) increased 7% and 9% in the 2010 Quarter and 2010 Period, respectively. The increases in instrument systems sales were primarily attributable to higher demand from the Company’s pharmaceutical, industrial, academic and government customers due to improvement in global economic conditions and the introduction of the new SYNAPT G-2 and ACQUITY UPLC H-Class instrument systems. Chemistry consumables sales increased 6% and 9% in the 2010 Quarter and 2010 Period, respectively. The increases were driven primarily by higher demand for chemistry consumable products. Waters Division service sales increased 4% and 6% in the 2010 Quarter and 2010 Period, respectively, due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in both the 2010 Quarter and 2009 Quarter were 52% for instrument systems, 18% for chemistry consumables and 30% for service. Waters Division sales by product line in both the 2010 Period and 2009 Period were 50% for instrument systems, 19% for chemistry consumables and 31% for service.
Waters Division sales in Europe decreased 1% in the 2010 Quarter and increased 3% in the 2010 Period. The effects of foreign currency translation decreased European sales by 8% and 1% in the 2010 Quarter and 2010 Period, respectively. Waters Division sales in Asia increased 11% and 16% in the 2010 Quarter and 2010 Period, respectively, primarily due to strong sales growth in China and India. The effects of foreign currency translation increased Asia’s sales by 3% in the 2010 Quarter and 4% in the 2010 Period. Waters Division sales in the U.S. increased 6% and 5% in the 2010 Quarter and 2010 Period, respectively. Waters Division sales in the rest of the world increased 14% and 11% in the 2010 Quarter and 2010 Period, respectively. The effects of foreign currency translation increased the 2010 Quarter and 2010 Period sales in the rest of world by 2% and 5%, respectively.
TA Division Net Sales
TA’s sales were 26% higher in the 2010 Quarter as compared to the 2009 Quarter and 18% higher in the 2010 Period as compared to the 2009 Period. The increases were primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions. Instrument system sales increased 28% in the 2010 Quarter and represented 74% of sales in the 2010 Quarter as compared to 73% in the 2009 Quarter. Instrument system sales increased 18% in the 2010 Period and represented 74% of sales in both the 2010 Period and 2009 Period. TA service sales increased 21% and 17% in the 2010 Quarter and 2010 Period, respectively, primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, sales increased in each territory, except Japan, which declined modestly.
Gross Profit
Gross profit for the 2010 Quarter was $236 million compared to $219 million for the 2009 Quarter, an increase of 8%. Gross profit as a percentage of sales was 60.3% in both the 2010 Quarter and 2009 Quarter. Gross profit for the 2010 Period was $458 million compared to $424 million for the 2009 Period, an increase of 8%. Gross profit as a percentage of sales decreased slightly to 60.3% in the 2010 Period as compared to 61.0% in the 2009 Period. The increases in gross profit dollars in the 2010 Quarter and 2010 Period can be primarily attributed to higher sales volumes. During the 2010 Period, as compared to the 2009 Period, the Company’s gross profit as a percentage of sales was modestly impacted unfavorably by movements in certain foreign exchange rates between the currencies where the Company manufactures products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. This decline in gross profit as a percentage of sales was mostly offset by the benefit of manufacturing product cost reductions.
Selling and Administrative Expenses
Selling and administrative expenses for the 2010 Quarter and 2009 Quarter were $107 million and $110 million, respectively, a decrease of 2%. The decrease in 2010 Quarter selling and administrative expenses includes the impact of a $6 million TA building lease termination expense recorded in the 2009 Quarter, comparative favorable foreign currency translation and an immaterial correction for certain incentive plan and other accrual balances. This decrease was offset by merit increases, merit-related fringe benefit increases and marketing costs associated with new food safety programs. As a percentage of net sales, selling and administrative expenses were 27.3% for the 2010 Quarter compared to 30.2% for the 2009 Quarter.
Selling and administrative expenses for the 2010 Period and the 2009 Period were $214 million and $209 million, respectively, an increase of 2%. The increase in the 2010 Period selling and administrative expenses includes merit and merit-related fringe benefit increases. These increases were offset by the impact of the $6 million TA building lease termination expense recorded in the 2009 Period and an immaterial correction for certain incentive plan and other accrual balances. As a percentage of net sales, selling and administrative expenses were 28.2% for the 2010 Period compared to 30.0% for the 2009 Period.
Research and Development Expenses
Research and development expenses were $21 million and $20 million for the 2010 Quarter and 2009 Quarter, respectively, an increase of 6%. Research and development expenses were $41 million and $38 million for the 2010 Period and 2009 Period, respectively, an increase of 7%. The increases in research and development expenses in the 2010 Quarter and 2010 Period were primarily due to costs incurred on new products expected to be launched later in 2010.
Provision for Income Taxes
The Company’s effective tax rates for the 2010 Quarter and 2009 Quarter were 17.1% and 17.4%, respectively. The Company’s effective tax rates for the 2010 Period and 2009 Period were 16.6% and 14.7%, respectively. Included in the income tax provision for the 2010 Period was $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.8 percentage points for the 2010 Period. Included in the income tax provision for the 2009 Period was approximately $5 million of tax benefit relating to the reversal of a $5 million provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in the 2009 Period was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This tax benefit decreased the Company’s effective tax rate by 2.7 percentage points for the 2009 Period. The remaining difference between the effective tax rates for the 2010 Quarter as compared to the 2009 Quarter was primarily attributable to differences in the pre-tax income in jurisdictions with different effective tax rates.
The Company’s effective tax rate is influenced by many significant factors including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws and policies and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates in the 2010 Quarter, 2010 Period, 2009 Quarter or 2009 Period.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Net income	$160,440	$143,254
Depreciation and amortization	30,286	28,907
Stock-based compensation	12,314	14,506
Deferred income taxes	(4,014)	5,007
Change in accounts receivable	(12,852)	(1,845)
Change in inventories	(25,169)	(18,584)
Change in accounts payable and other current liabilities	32,357	(24,829)
Change in deferred revenue and customer advances	27,041	22,220
Other changes	(5,576)	5,198

Net cash provided by operating activities	214,827	173,834
Net cash used in investing activities	(175,672)	(241,076)
Net cash used in financing activities	(40,157)	(5,875)
Effect of exchange rate changes on cash and cash equivalents	(29,225)	3,040

Decrease in cash and cash equivalents	$(30,227)	$(70,077)

Cash Flow from Operating Activities
Net cash provided by operating activities was $215 million and $174 million in the 2010 Period and 2009 Period, respectively. The changes within net cash provided by operating activities in the 2010 Period as compared to the 2009 Period include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2010 Period compared to the 2009 Period was primarily attributable to timing of payments made by customers and higher sales volumes in the 2010 Period as compared to the 2009 Period. Days-sales-outstanding (“DSO”) decreased to 73 days at July 3, 2010 from 74 days at July 4, 2009.

•	The 2009 Period change in accounts payable and other current liabilities includes higher incentive compensation payments, increased income taxes payable, a $6 million litigation payment and a $6 million TA building lease termination payment. In addition, accounts payable and other current liabilities changed as a result of timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both the 2010 Period and the 2009 Period was a result of the installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $176 million and $241 million in the 2010 Period and 2009 Period, respectively. Additions to fixed assets and capitalized software were $21 million in the 2010 Period and $58 million in the 2009 Period. Capital spending was higher in the 2009 Period due to the acquisition of land and construction of a new TA facility, which was completed in 2009.
During the 2010 Period and 2009 Period, the Company purchased $482 million and $147 million of short-term investments, respectively, while $327 million of short-term investments matured during the 2010 Period. Business acquisitions, net of cash acquired, were $36 million during the 2009 Period. There were no business acquisitions in the 2010 Period.

Cash Used in Financing Activities
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.
During the 2010 Period and 2009 Period, the Company’s debt borrowings increased by $125 million and $95 million, respectively. As of July 3, 2010, the Company had $200 million in outstanding notes, $500 million borrowed under a term loan facility, $40 million borrowed under revolving credit facilities and $17 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. As of July 3, 2010, the Company had a total amount available to borrow under existing credit agreements of $559 million after outstanding letters of credit.
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During both the 2010 Period and 2009 Period, the Company repurchased a total of 2.7 million shares at a cost of $176 million and $107 million, respectively, under the February 2009 authorization and previously announced programs. As of July 3, 2010, the Company had purchased an aggregate of 5.9 million shares at a cost of $332 million under the February 2009 program, leaving $168 million authorized for future repurchases.
The Company received $19 million and $4 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2010 Period and 2009 Period, respectively.
The Company believes that the cash, cash equivalents and short-term investments of $754 million at the end of the 2010 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company reviewed its commercial commitments as of July 3, 2010 and determined that there were no material changes from the ones set forth in the Form 10-K.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
For the three and six months ended July 3, 2010, the Company contributed $1 million to the Company’s U.S. Pension Plans. During fiscal year 2010, the Company expects to contribute a total of approximately $3 million to $5 million to the Company’s defined benefit plans.
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
Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition; loss provisions on accounts receivable and inventory; valuation of long-lived assets, intangible assets and goodwill; warranty; income taxes; pension and other postretirement benefit obligations; litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2010 Period. The Company did not make any changes in those policies during the 2010 Period.
New Accounting Pronouncements
Refer to Note 13, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends in the Company’s business; anticipated expenses, including interest expense and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters, including the Dearborn action; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the Company’s expected cash flow and borrowing capacity; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; and the Company’s capital spending and ability to fund other facility expansions to accommodate future sales growth.
Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:
•	Current economic conditions and uncertainties; ability to access capital in volatile market conditions; changes in demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service and consumable demand from the Company’s installed base of instruments.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from competitors and/or customers; regulatory, economic, and competitive obstacles to new product introductions; lack of acceptance of new products; and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future financial operating results and condition.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the U.S. Securities and Exchange Commission, U.S. Food and Drug Administration, and U.S. Environmental Protection Agency,

among others and regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products and completion of purchase order documentation.

•	Risks associated with lawsuits, including the Dearborn action and other legal actions, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax examinations or changes in respective country legislation affecting the Company’s effective rates.
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
There has been no material change in the Company’s market risk during the six months ended July 3, 2010. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

Item 4:	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information

Item 1:	Legal Proceedings
City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts (the “Dearborn action”). In April 2009, lead plaintiff, Inter-Local Pension Fund GCC/IBT, filed a complaint that alleges, on behalf of a purported class of all persons who purchased stock of the Company between July 24, 2007 and January 22, 2008, that between those dates the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate and the level of business activity in Japan. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. In March of 2010, the District Court granted the Company’s motion to dismiss the case. Plaintiff filed an appeal of that dismissal in April 2010. Oral argument is expected to be held in October 2010.
There have been no other material changes in the Company’s legal proceedings during the six months ended July 3, 2010 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.

Item 1A:	Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company reviewed its risk factors as of July 3, 2010 and determined that there were no material changes from the ones set forth in the form 10-K. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 24. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended July 3, 2010 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Programs	Purchased Under the
Period	Shares Purchased	per Share	(1)	Programs
April 4 to May 1, 2010	—	$—	—	$242,322
May 2 to May 29, 2010	468	$67.83	468	$210,578
May 30 to July 3, 2010	625	$68.89	625	$167,521

Total	1,093	$68.44	1,093	$167,521

(1)	The Company purchased 1.1 million shares of its outstanding common stock in the 2010 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

Item 6:	Exhibits

Exhibit
Number	Description of Document

3.21	Amended and Restated Bylaws of Waters Corporation as of May 11, 2010.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ John Ornell
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: August 6, 2010