Form 10-Q
period 2010-10-02
WATERS CORP /DE/
filed 2010-11-05
CIK 1000697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of October 29, 2010: 91,330,030

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of October 2, 2010 and December 31, 2009	1
Consolidated Statements of Operations (unaudited) for the three months ended October 2, 2010 and October 3, 2009	2
Consolidated Statements of Operations (unaudited) for the nine months ended October 2, 2010 and October 3, 2009	3
Consolidated Statements of Cash Flows (unaudited) for the nine months ended October 2, 2010 and October 3, 2009	4
Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27
Signature	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	October 2, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$262,792	$341,111
Short-term investments	574,306	289,146
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,230 and $6,723 at October 2, 2010 and December 31, 2009, respectively	337,562	314,247
Inventories	208,339	178,666
Other current assets	55,328	49,206

Total current assets	1,438,327	1,172,376
Property, plant and equipment, net	214,773	210,926
Intangible assets, net	183,182	182,165
Goodwill	292,424	293,077
Other assets	76,940	49,387

Total assets	$2,205,646	$1,907,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$92,243	$131,772
Accounts payable	63,332	49,573
Accrued employee compensation	38,475	37,050
Deferred revenue and customer advances	120,850	94,680
Accrued income taxes	29,896	13,267
Accrued warranty	10,767	10,109
Other current liabilities	61,847	58,117

Total current liabilities	417,410	394,568
Long-term liabilities:
Long-term debt	700,000	500,000
Long-term portion of retirement benefits	67,574	69,044
Long-term income tax liability	75,639	72,604
Other long-term liabilities	21,761	22,766

Total long-term liabilities	864,974	664,414

Total liabilities	1,282,384	1,058,982

Commitments and contingencies (Notes 5, 6, 7 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 2, 2010 and December 31, 2009	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 149,750 and 148,831 shares issued, 91,210 and 94,118 shares outstanding at October 2, 2010 and December 31, 2009, respectively	1,497	1,488
Additional paid-in capital	884,435	808,345
Retained earnings	2,491,875	2,236,716
Treasury stock, at cost, 58,540 and 54,713 shares at October 2, 2010 and December 31, 2009, respectively	(2,458,067)	(2,213,174)
Accumulated other comprehensive income	3,522	15,574

Total stockholders’ equity	923,262	848,949

Total liabilities and stockholders’ equity	$2,205,646	$1,907,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
Product sales	$282,934	$259,532
Service sales	118,104	114,431

Total net sales	401,038	373,963

Cost of product sales	113,345	104,038
Cost of service sales	49,640	49,105

Total cost of sales	162,985	153,143

Gross profit	238,053	220,820

Selling and administrative expenses	111,306	102,675

Research and development expenses	20,524	19,310

Purchased intangibles amortization	2,408	2,723

Operating income	103,815	96,112

Interest expense	(3,810)	(2,864)

Interest income	516	785

Income from operations before income taxes	100,521	94,033

Provision for income taxes	5,802	18,097

Net income	$94,719	$75,936

Net income per basic common share	$1.03	$0.80

Weighted-average number of basic common shares	91,714	95,235

Net income per diluted common share	$1.02	$0.79

Weighted-average number of diluted common shares and equivalents	93,286	96,513
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Product sales	$811,401	$740,501
Service sales	348,392	329,351

Total net sales	1,159,793	1,069,852

Cost of product sales	317,640	285,946
Cost of service sales	146,410	138,805

Total cost of sales	464,050	424,751

Gross profit	695,743	645,101

Selling and administrative expenses	324,938	311,417

Research and development expenses	61,407	57,364

Purchased intangibles amortization	7,642	8,022

Operating income	301,756	268,298

Interest expense	(10,045)	(8,643)

Interest income	1,293	2,288

Income from operations before income taxes	293,004	261,943

Provision for income taxes	37,845	42,753

Net income	$255,159	$219,190

Net income per basic common share	$2.75	$2.28

Weighted-average number of basic common shares	92,647	96,215

Net income per diluted common share	$2.71	$2.26

Weighted-average number of diluted common shares and equivalents	94,271	97,027
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$255,159	$219,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,414	844
Provisions on inventory	7,309	5,577
Stock-based compensation	18,558	21,757
Deferred income taxes	(4,669)	1,696
Depreciation	25,897	23,782
Amortization of intangibles	19,621	18,790
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(20,713)	12,070
Increase in inventories	(35,771)	(18,619)
(Increase) decrease in other current assets	(1,325)	3,652
Increase in other assets	(1,256)	(1,584)
Increase in accounts payable and other current liabilities	36,311	906
Increase in deferred revenue and customer advances	23,335	14,245
Decrease in other liabilities	(101)	(3,902)

Net cash provided by operating activities	323,769	298,404
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(47,277)	(80,399)
Business acquisitions, net of cash acquired	—	(36,086)
Purchase of short-term investments	(924,727)	(317,342)
Maturity of short-term investments	639,567	129,611

Net cash used in investing activities	(332,437)	(304,216)
Cash flows from financing activities:
Proceeds from debt issuances	315,116	169,024
Payments on debt	(154,645)	(64,393)
Payments of debt issuance costs	(1,498)	—
Proceeds from stock plans	26,850	8,159
Purchase of treasury shares	(244,893)	(157,212)
Excess tax benefit related to stock option plans	5,149	—
(Payments for) proceeds from debt swaps and other derivative contracts	(4,968)	4,495

Net cash used in financing activities	(58,889)	(39,927)
Effect of exchange rate changes on cash and cash equivalents	(10,762)	7,634

Decrease in cash and cash equivalents	(78,319)	(38,105)
Cash and cash equivalents at beginning of period	341,111	428,522

Cash and cash equivalents at end of period	$262,792	$390,417

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters will not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2010 and 2009 ended on October 2, 2010 and October 3, 2009, respectively.
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
During the second quarter of 2010, the Company identified an error originating in periods prior to December 31, 2009. The error relates to an overstatement of the Company’s incentive plan and other accrual balances. The Company identified and corrected the error in the three months ended July 3, 2010 which reduced selling and administrative expense. The Company does not believe that the prior period error, individually or in the aggregate, was material to the three months ended July 3, 2010, the nine months ended October 2, 2010 or any previously issued annual or quarterly financial statements.
Reclassifications
Certain amounts from the prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain assets and liabilities are measured at fair value on a recurring basis as of October 2, 2010 and December 31, 2009. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 2, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	October 2, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$106,273	$—	$106,273	$—
Short-term investments	574,306	—	574,306	—
Waters Retirement Restoration Plan assets	18,771	—	18,771	—
Foreign currency exchange contract agreements	375	—	375	—

Total	$699,725	$—	$699,725	$—

Liabilities:
Foreign currency exchange contract agreements	$664	$—	$664	$—

Total	$664	$—	$664	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$181,925	$—	$181,925	$—
Short-term investments	289,146	—	289,146	—
Waters Retirement Restoration Plan assets	17,955	—	17,955	—
Foreign currency exchange contract agreements	237	—	237	—

Total	$489,263	$—	$489,263	$—

Liabilities:
Foreign currency exchange contract agreements	$400	$—	$400	$—

Total	$400	$—	$400	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of October 2, 2010 and December 31, 2009.
Fair Value of Other Financial Instruments
The Company’s cash, accounts receivable, accounts payable and debt are recorded at cost, which approximates fair value.
Stockholders’ Equity
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended October 2, 2010 and October 3, 2009, the Company repurchased 3.8 million and 2.2 million shares at a cost of $241 million and $103 million, respectively, under this program.
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended October 3, 2009, the Company repurchased 1.4 million shares at a cost of $53 million under this program, which expired in February 2009.
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
Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At both October 2, 2010 and December 31, 2009, the Company had no outstanding interest rate swap agreements. For the three and nine months ended October 3, 2009, the Company recorded a cumulative pre-tax unrealized gain of $1 million and $2 million, respectively, in accumulated other comprehensive income on the interest rate agreements. For the three and nine months ended October 3, 2009, the Company recorded additional interest expense of less than $1 million and $2 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At October 2, 2010 and December 31, 2009, the Company held forward foreign exchange contracts with notional amounts totaling $152 million and $138 million, respectively. At both October 2, 2010 and December 31, 2009, the Company had assets of less than $1 million in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. At October 2, 2010 and December 31, 2009, the Company had liabilities of $1 million and less than $1 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. For the three months ended October 2, 2010, the Company recorded cumulative net pre-tax gains of $2 million, which consists of realized gains of $2 million relating to the closed forward contracts. For the nine months ended October 2, 2010, the Company recorded cumulative net pre-tax losses of $5 million, which consists of realized losses of $5 million relating to the closed forward contracts. For the three months ended October 3, 2009, the Company recorded cumulative net pre-tax losses of $4 million, which consists of realized losses of $4 million relating to the closed forward contracts. For the nine months ended October 3, 2009, the Company recorded cumulative net pre-tax gains of $6 million, which consists of realized gains of $5 million relating to the closed forward contracts and $1 million of unrealized gains relating to the open forward contracts.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 2, 2010 and October 3, 2009 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
October 2, 2010	$10,109	$4,849	$(4,191)	$10,767
October 3, 2009	$10,276	$4,485	$(4,414)	$10,347
Subsequent Events
The Company did not have any material recognizable subsequent events.
2 Inventories
Inventories are classified as follows (in thousands):

	October 2, 2010	December 31, 2009
Raw materials	$67,670	$57,223
Work in progress	19,709	15,419
Finished goods	120,960	106,024

Total inventories	$208,339	$178,666

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
4 Goodwill and Other Intangibles
The carrying amount of goodwill was $292 million and $293 million at October 2, 2010 and December 31, 2009, respectively. Currency translation adjustments decreased goodwill by $1 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	October 2, 2010			December 31, 2009
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$135,568	$68,776	10 years	$136,604	$61,751	10 years
Capitalized software	228,695	126,957	5 years	217,102	122,920	5 years
Licenses	9,795	8,856	7 years	9,637	8,328	8 years
Patents and other intangibles	28,203	14,490	8 years	24,185	12,364	8 years

Total	$402,261	$219,079	7 years	$387,528	$205,363	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $11 million and $6 million, respectively, in the nine months ended October 2, 2010 due to the effect of foreign currency translation. Amortization expense for intangible assets was $6 million for both the three months ended October 2, 2010 and October 3, 2009. Amortization expense for intangible assets was $20 million and $19 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. For the next five years, amortization expense for intangible assets is estimated to be approximately $25 million per year for the next two years and is estimated to increase to approximately $33 million per year thereafter.
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
As of October 2, 2010, the Company was in compliance with all debt covenants.
At October 2, 2010 and December 31, 2009, the Company had the following outstanding debt (in thousands):

	October 2, 2010	December 31, 2009
Lines of credit	$12,243	$11,772
2007 Credit Agreement, due January 2012	80,000	120,000

Total notes payable and debt	92,243	131,772

Senior unsecured notes — Series A - 3.75%, due February 2015	100,000	—
Senior unsecured notes — Series B - 5.00%, due February 2020	100,000	—
2007 Credit Agreement, due January 2012	500,000	500,000

Total long-term debt	700,000	500,000

Total debt	$792,243	$631,772

As of October 2, 2010 and December 31, 2009, the Company had a total amount available to borrow of $519 million and $479 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior notes and 2007 Credit Agreement borrowings were 1.70% and 0.78% at October 2, 2010 and December 31, 2009, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher rate paid on the fixed-rate debt.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $110 million and $88 million at October 2, 2010 and December 31, 2009, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At October 2, 2010 and December 31, 2009, the weighted-average interest rates applicable to the short-term borrowings were 2.27% and 1.97%, respectively.
6 Income Taxes
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of the reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with uncertain reporting positions for the time value of money.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the activity in the Company’s unrecognized tax benefits for the nine months ended October 2, 2010 and October 3, 2009 (in thousands):

	October 2, 2010	October 3, 2009
Balance at the beginning of the period	$77,924	$77,295
Realization of uncertain U.K. tax benefits	(9,996)	—
Realization of uncertain pre-acquisition tax benefits	(1,500)	—
Realization of uncertain legal entity reorganization tax benefits	—	(4,555)
Increase in other uncertain tax benefits	3,469	3,395

Balance at the end of the period	$69,897	$76,135

During the three and nine months ended October 2, 2010, the Company recorded a net $8 million tax benefit in the income tax provision which represents the realization of the reserve for uncertain United Kingdom tax benefits offset by the amount of the audit settlement. Also, during the nine months ended October 2, 2010, the Company recorded $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. Included in the income tax provision for the nine months ended October 3, 2009 is approximately $5 million of tax benefit in the income tax provision related to the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009.
The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of October 2, 2010, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
The Company’s effective tax rates for the three months ended October 2, 2010 and October 3, 2009 were 5.8% and 19.2%, respectively. The Company’s effective tax rates for the nine months ended October 2, 2010 and October 3, 2009 were 12.9% and 16.3%, respectively. Included in the income tax provision for the three and nine months ended October 2, 2010 is the aforementioned $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom. This net tax benefit decreased the Company’s effective tax rate for the three and nine months ended October 2, 2010 by 7.5 percentage points and 2.6 percentage points, respectively. Also included in the income tax provision for the nine months ended October 2, 2010 is the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the nine months ended October 2, 2010. Included in the income tax provision for the nine months ended October 3, 2009 is the aforementioned $5 million of tax benefit related to changes in U.S. income tax regulations. This tax benefit decreased the Company’s effective tax rate by 1.7 percentage points for the nine months ended October 3, 2009. The remaining differences between the effective tax rates for the three and nine months ended October 2, 2010 as compared to the three and nine months ended October 3, 2009 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
The accounting standards for income taxes require that a Company continually evaluate the necessity of establishing or changing valuation allowances for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. Prior to the third quarter of 2010, the Company had recorded a $71 million deferred tax asset associated with its foreign tax credit carryforward and a $71 million valuation allowance against that deferred tax asset because it was more likely than not that actual tax benefit of $71 million would not be realized. Recording the valuation allowance, therefore, reduced the net carrying value of the related deferred tax asset to zero for financial reporting purposes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As required by the accounting standards for income taxes, the Company maintained this deferred tax asset valuation allowance until it determined, during the third quarter of 2010, that it was more likely than not that it would realize some actual tax benefit of a portion of the deferred tax asset for which a full valuation allowance had been previously provided. During the third quarter of 2010, the Company realized a benefit of $12 million and determined that it will realize an additional benefit of $14 million in the future for this deferred tax asset. As a result, in the third quarter of 2010, the Company released the $71 million valuation allowance related to the deferred tax asset associated with the foreign tax credit carryforward, reduced the deferred tax asset associated with the foreign tax credit carryforward by $57 million (reduced to $14 million), reduced accrued taxes by $12 million and increased additional paid-in capital by $26 million. The Company increased additional paid-in capital because the valuation allowance that was originally established against this deferred tax asset was originally recorded as a reduction in additional paid-in capital. The Company believes that its current projections of future taxable income support its judgment that the remaining deferred tax asset of approximately $14 million will more likely than not be realized in the future, based on the Company’s review of all relevant facts and circumstances.
7 Litigation
The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position.
The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and, in the first quarter of 2009, the Company made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at October 2, 2010 and December 31, 2009. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The consolidated statements of operations for the three and nine months ended October 2, 2010 and October 3, 2009 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Cost of sales	$623	$687	$1,852	$2,122
Selling and administrative expenses	4,829	5,467	14,364	16,992
Research and development expenses	792	1,097	2,342	2,643

Total stock-based compensation	$6,244	$7,251	$18,558	$21,757

As of both October 2, 2010 and December 31, 2009, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both October 2, 2010 and December 31, 2009, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets. The reduction in stock-based compensation expense for the three and nine months ended October 2, 2010 as compared to the three and nine months ended October 3, 2009 is primarily a result of a shift over time in stock-based compensation grants from stock options to restricted stock units.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 2, 2010 and October 3, 2009 are as follows:

Options Issued and Significant Assumptions Used to Estimate
Option Fair Values	October 2, 2010	October 3, 2009
Options issued in thousands	32	28
Risk-free interest rate	3.0%	2.0%
Expected life in years	6	6
Expected volatility	0.293	0.570
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on
the Date of Grant	October 2, 2010	October 3, 2009
Exercise price	$61.63	$38.09
Fair value	$21.40	$20.71

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes stock option activity for the plans for the nine months ended October 2, 2010 (in thousands, except per share data):

			Weighted-Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2009	6,857	$21.05 to $80.97	$47.58
Granted	32	$61.63	$61.63
Exercised	(648)	$21.39 to $72.06	$37.61
Canceled	(26)	$49.31 to $72.06	$71.93

Outstanding at October 2, 2010	6,215	$21.05 to $80.97	$48.59

Restricted Stock
During the nine months ended October 2, 2010, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $61.63 per share. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 2, 2010 (in thousands, except for per share amounts):

		Weighted-Average
	Shares	Price
Unvested at December 31, 2009	783	$45.30
Granted	217	$62.24
Vested	(216)	$46.97
Forfeited	(25)	$47.67

Unvested at October 2, 2010	759	$49.59

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.
9 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 2, 2010
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$94,719	91,714	$1.03

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,535
Exercised and cancellations		37

Net income per diluted common share	$94,719	93,286	$1.02

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended October 3, 2009
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$75,936	95,235	$0.80

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,260
Exercised and cancellations		18

Net income per diluted common share	$75,936	96,513	$0.79

	Nine Months Ended October 2, 2010
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$255,159	92,647	$2.75

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,470
Exercised and cancellations		154

Net income per diluted common share	$255,159	94,271	$2.71

	Nine Months Ended October 3, 2009
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$219,190	96,215	$2.28

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		752
Exercised and cancellations		60

Net income per diluted common share	$219,190	97,027	$2.26

For both the three and nine months ended October 2, 2010, the Company had 1.8 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For the three and nine months ended October 3, 2009, the Company had 1.3 million and 3.3 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income	$94,719	$75,936	$255,159	$219,190
Foreign currency translation	39,474	9,916	(12,356)	25,872
Net appreciation and realized gains on derivative instruments	—	798	—	2,675
Income tax expense	—	(279)	—	(936)

Net appreciation and realized gains on derivative instruments, net of tax	—	519	—	1,739

Net foreign currency adjustments	39,474	10,435	(12,356)	27,611
Unrealized gains (losses) on investments before income taxes	24	12	24	(20)
Income tax (expense) benefit	(8)	(4)	(8)	7

Unrealized gains (losses) on investments, net of tax	16	8	16	(13)
Retirement liability adjustment, net of tax	175	(35)	288	306

Other comprehensive income (loss)	39,665	10,408	(12,052)	27,904

Comprehensive income	$134,384	$86,344	$243,107	$247,094

11 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 2, 2010 and October 3, 2009 is as follows (in thousands):

	Three Months Ended
	October 2, 2010			October 3, 2009
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$12	$118	$424	$23	$58	$424
Interest cost	1,573	75	256	1,544	96	210
Expected return on plan assets	(1,777)	(60)	(79)	(1,678)	(37)	(83)
Net amortization:
Prior service (credit) cost	—	(14)	—	37	(14)	—
Net actuarial loss (gain)	286	—	(13)	98	3	12

Net periodic pension cost	$94	$119	$588	$24	$106	$563

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	October 2, 2010			October 3, 2009
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$42	$310	$1,272	$69	$174	$1,272
Interest cost	4,743	281	768	4,632	288	630
Expected return on plan assets	(5,347)	(166)	(237)	(5,034)	(111)	(249)
Net amortization:
Prior service (credit) cost	—	(40)	—	111	(42)	—
Net actuarial loss (gain)	810	—	(39)	294	9	36

Net periodic pension cost	$248	$385	$1,764	$72	$318	$1,689

For the three and nine months ended October 2, 2010, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2010, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
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
Net sales for the Company’s products and services are as follows for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Product net sales:
Waters instrument systems	$185,526	$172,623	$526,627	$486,393
Chemistry	65,595	61,919	195,144	180,291
TA instrument systems	31,813	24,990	89,630	73,817

Total product sales	282,934	259,532	811,401	740,501

Service net sales:
Waters service	107,904	104,581	317,798	302,090
TA service	10,200	9,850	30,594	27,261

Total service sales	118,104	114,431	348,392	329,351

Total net sales	$401,038	$373,963	$1,159,793	$1,069,852

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
In January 2010, the Company adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair-value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosure about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual period beginning after December 15, 2010, this standard will require additional disclosure and will require an entity to present disaggregated information about activity in Level 3 fair-value measurements on a gross basis, rather than as one net amount.
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
The Company’s sales were $401 million and $374 million for the three months ended October 2, 2010 (the “2010 Quarter”) and October 3, 2009 (the “2009 Quarter”), respectively. The Company’s sales were $1,160 million and $1,070 million for the nine months ended October 2, 2010 (the “2010 Period”) and October 3, 2009 (the “2009 Period”), respectively. Sales increased 7% in the 2010 Quarter as compared to the 2009 Quarter and 8% in the 2010 Period as compared to the 2009 Period. In both the 2010 Quarter and 2010 Period, as compared with the 2009 Quarter and 2009 Period, instrument system sales increased 10%, while new and recurring sales of chemistry consumables and services increased 4% and 7%, respectively. These increases in sales were primarily due to higher demand for the Company’s products and services resulting from improvement in global economic conditions as compared to the prior year; introduction of new products, including the SYNAPT® G-2, ACQUITY UPLC® H-Class, and Xevo® Q-TofTM instrument systems; and the favorable increase in pharmaceutical and industrial spending on the Company’s LC, MS and TA products. The effect of foreign currency translation decreased sales by 2% in the 2010 Quarter and had no impact on sales in the 2010 Period.
During the 2010 Quarter, as compared with the 2009 Quarter, sales increased 23% in Asia (including Japan) and 11% in the U.S., while sales in Europe decreased by 10%. Sales increased 4% in the rest of the world during the 2010 Quarter as compared with the 2009 Quarter. The effect of foreign currency translation decreased sales in the 2010 Quarter by 7% in Europe and increased sales 4% in Asia and 1% in the rest of the world. During the 2010 Period, as compared with the 2009 Period, sales increased 18% in Asia and 8% in the U.S., while sales in Europe decreased by 1%. Sales increased 9% in the rest of the world during the 2010 Period as compared with the 2009 Period. The effect of foreign currency translation decreased sales in the 2010 Period by 3% in Europe and increased sales by 4% in Asia and 4% in the rest of the world. The significant increases in sales in Asia for both the 2010 Quarter and 2010 Period are primarily due to strong sales growth in China and India.
In the 2010 Quarter and 2010 Period, as compared with the 2009 Quarter and 2009 Period, sales to pharmaceutical customers increased 9% and 10%, respectively, and combined sales to industrial and environmental customers increased 18% and 13%, respectively. The increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers as global economic conditions improved as compared to the prior year. Combined global sales to government and academic customers were 3% lower and 6% higher in the 2010 Quarter and 2010 Period, respectively, as compared to the 2009 Quarter and 2009 Period. The combined government and academic 2010 Period sales increase can be primarily attributed to sales of newly introduced LC and MS systems and the strong global academic spending that occurred in the first quarter of 2010, particularly in Asia.
Operating income was $104 million and $96 million in the 2010 Quarter and 2009 Quarter, respectively. Operating income was $302 million and $268 million in the 2010 Period and 2009 Period, respectively. The overall increase in operating income in 2010 as compared to 2009 was primarily from the increases in sales volumes with relatively similar product mix and gross margin percentages. The effect of foreign currency translation had minimal comparative impact on operating income.
As compared to the corresponding period in the prior year, the Company’s effective tax rate decreased to 5.8% in the 2010 Quarter and to 12.9% in the 2010 Period. During the 2010 Quarter and 2010 Period, the Company recorded a net $8 million tax benefit on the reversal of a reserve for an uncertain tax position due to an audit settlement in the United Kingdom. This net tax benefit decreased the Company’s effective tax rate in the 2010 Quarter and 2010 Period by 7.5 percentage points and 2.6 percentage points, respectively. During the 2010 Period, the Company also recorded $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the 2010 Period.
During the 2009 Period, the Company recorded approximately $5 million of tax benefit in the income tax provision related to the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The tax benefit recognized in the 2009 Period decreased the Company’s effective tax rate by 1.7 percentage points in the 2009 Period.
Net income per diluted share was $1.02 and $0.79 in the 2010 Quarter and 2009 Quarter, respectively. Net income per diluted share was $2.71 and $2.26 in the 2010 Period and 2009 Period, respectively. Net income per diluted share was primarily impacted by the following factors:
•	The benefits from higher sales volumes increased net income per diluted share in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period.

•	The $8 million and $10 million of tax benefits recorded in the 2010 Quarter and 2010 Period, respectively, added $0.08 and $0.10 per diluted share to the 2010 Quarter and 2010 Period, respectively.

•	The $6 million TA building lease termination expense recorded in the 2009 Period increased selling and administrative expenses and lowered net income per diluted share by $0.04 in the 2009 Period.

•	The $5 million tax benefit recorded in the 2009 Period added $0.05 per diluted share to the 2009 Period.

•	Lower weighted-average shares and equivalents, as a result of the Company’s share buyback program, increased net income per diluted share in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period.
Net cash provided by operating activities was $324 million and $298 million in the 2010 Period and 2009 Period, respectively. The $26 million increase was primarily a result of higher net income in the 2010 Period and a $6 million litigation payment and $6 million TA building lease termination payment made in the 2009 Period as well as the timing of receipts from customers and payments to vendors.
Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $47 million and $80 million in the 2010 Period and 2009 Period, respectively. Capital expenditures were higher in 2009 due primarily to the acquisition of land and construction of a new TA facility, which was completed in June 2009. In addition, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”) for $36 million in cash in February 2009.
Within cash flows used in financing activities, the Company received $27 million and $8 million of proceeds from stock plans in the 2010 Period and 2009 Period, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $241 million and $156 million of the Company’s outstanding common stock in the 2010 Period and 2009 Period, respectively, under the February 2009 authorization and previously announced stock repurchase programs.
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

Results of Operations
Net Sales
Product sales were $283 million and $260 million for the 2010 Quarter and the 2009 Quarter, respectively, an increase of 9%. Product sales were $811 million and $741 million for the 2010 Period and the 2009 Period, respectively, an increase of 10%. The increases in product sales in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period were primarily due to higher demand by the Company’s customers as a result of improved economic conditions and an increase in sales from the recently introduced SYNAPT G-2, ACQUITY UPLC H-Class and Xevo Q-Tof instrument systems. Service sales were $118 million and $114 million in the 2010 Quarter and the 2009 Quarter, respectively, an increase of 3%. Service sales were $348 million and $329 million in the 2010 Period and the 2009 Period, respectively, an increase of 6%. The increases in service sales in the 2010 Quarter and 2010 Period as compared to the 2009 Quarter and 2009 Period were primarily attributable to increased sales of service plans and billings to a higher installed base of customers.
Waters Division Sales
The Waters Division sales increased 6% and 7% in the 2010 Quarter and 2010 Period, respectively, as compared to the 2009 Quarter and 2009 Period. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 2% in the 2010 Quarter. The effect of foreign currency translation did not have an overall impact on sales in the 2010 Period.
Waters instrument system sales (LC and MS) increased 7% and 8% in the 2010 Quarter and 2010 Period, respectively. The increases in instrument systems sales were primarily attributable to higher demand from the Company’s pharmaceutical, industrial, academic and government customers due to improvement in global economic conditions and the introduction of the new SYNAPT G-2, ACQUITY UPLC H-Class and Xevo Q-Tof instrument systems. Chemistry consumables sales increased 6% and 8% in the 2010 Quarter and 2010 Period, respectively. The increases were driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns. Waters Division service sales increased 3% and 5% in the 2010 Quarter and 2010 Period, respectively, due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in both the 2010 Quarter and 2009 Quarter were approximately 52% for instrument systems, 18% for chemistry consumables and 30% for service. Waters Division sales by product line in both the 2010 Period and 2009 Period were 51% for instrument systems, 19% for chemistry consumables and 30% for service.
Waters Division sales in Europe decreased 11% and 2% in the 2010 Quarter and 2010 Period, respectively. The effects of foreign currency translation decreased European sales by 7% and 3% in the 2010 Quarter and 2010 Period, respectively. Waters Division sales in Asia increased 20% and 17% in the 2010 Quarter and 2010 Period, respectively, primarily due to strong sales growth in China and India. The effects of foreign currency translation increased Asia’s sales by 4% in both the 2010 Quarter and 2010 Period. Waters Division sales in the U.S. increased 12% and 7% in the 2010 Quarter and 2010 Period, respectively. Waters Division sales in the rest of the world increased 4% and 9% in the 2010 Quarter and 2010 Period, respectively. The effects of foreign currency translation increased the 2010 Quarter and 2010 Period sales in the rest of world by 1% and 4%, respectively.
TA Division Net Sales
TA’s sales were 21% higher in the 2010 Quarter as compared to the 2009 Quarter and 19% higher in the 2010 Period as compared to the 2009 Period. The increases were primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions. Instrument system sales increased 27% in the 2010 Quarter and represented 76% of sales in the 2010 Quarter as compared to 72% in the 2009 Quarter. Instrument system sales increased 21% in the 2010 Period and represented 75% of sales in the 2010 Period as compared to 73% in the 2009 Period. TA service sales increased 4% and 12% in the 2010 Quarter and 2010 Period, respectively, primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, sales increased in each territory.
Gross Profit
Gross profit for the 2010 Quarter was $238 million compared to $221 million for the 2009 Quarter, an increase of 8%. Gross profit for the 2010 Period was $696 million compared to $645 million for the 2009 Period, an increase of 8%. The increases in gross profit dollars in the 2010 Quarter and 2010 Period can be primarily attributed to higher sales volumes. Gross profit as a percentage of sales was 59.4% in the 2010 Quarter and 59.0% in the 2009 Quarter. Gross profit as a percentage of sales decreased slightly to 60.0% in the 2010 Period as compared to 60.3% in the 2009 Period. During the 2010 Quarter, as compared to the 2009 Quarter, gross profit as a percentage of sales improved slightly as a result of favorable foreign exchange rate movements. During the 2010 Period, as compared to the 2009 Period, the Company’s gross profit as a percentage of sales was modestly impacted unfavorably by movements in certain foreign exchange rates between the currencies where the Company manufactures products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. This decline in gross profit as a percentage of sales was mostly offset by the benefit of manufacturing product cost reductions.
Selling and Administrative Expenses
Selling and administrative expenses for the 2010 Quarter and 2009 Quarter were $111 million and $103 million, respectively, an increase of 8%. The increase in 2010 Quarter selling and administrative expenses is a result of higher merit and fringe benefit costs, higher sales and incentive compensation costs and a $3 million non-income tax audit settlement expense.
Selling and administrative expenses for the 2010 Period and the 2009 Period were $325 million and $311 million, respectively, an increase of 4%. The increase in the 2010 Period selling and administrative expenses is a result of higher merit and fringe benefit costs; higher sales and incentive compensation costs; higher marketing costs associated with new food safety programs and a $3 million non-income tax audit settlement expense. These increases were offset by the impact of the $6 million TA building lease termination expense recorded in the 2009 Period and an immaterial correction for certain incentive plan and other accrual balances recorded in the second quarter of 2010.
Research and Development Expenses
Research and development expenses were $21 million and $19 million for the 2010 Quarter and 2009 Quarter, respectively, an increase of 6%. Research and development expenses were $61 million and $57 million for the 2010 Period and 2009 Period, respectively, an increase of 7%. The increases in research and development expenses in the 2010 Quarter and 2010 Period were primarily due to costs incurred on new products.
Provision for Income Taxes
As compared to the corresponding period in the prior year, the Company’s effective tax rate decreased to 5.8% in the 2010 Quarter and to 12.9% in the 2010 Period. During the 2010 Quarter and 2010 Period, the Company recorded a net $8 million tax benefit in the income tax provision on the reversal of a reserve for an uncertain tax position due to the audit settlement in the United Kingdom. This net tax benefit decreased the Company’s effective tax rate in the 2010 Quarter and 2010 Period by 7.5 percentage points and 2.6 percentage points, respectively. During the 2010 Period, the Company also recorded $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the 2010 Period.
During the 2009 Period, the Company recorded approximately $5 million of tax benefit in the income tax provision related to the reversal of a $5 million tax provision, which was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The tax benefit recognized in the 2009 Period decreased the Company’s effective tax rate by 1.7 percentage points in the 2009 Period.
The remaining difference between the effective tax rates for 2010 as compared to 2009 was primarily attributable to differences in the pre-tax income in jurisdictions with different effective tax rates.
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

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Net income	$255,159	$219,190
Depreciation and amortization	45,518	42,572
Stock-based compensation	18,558	21,757
Deferred income taxes	(4,669)	1,696
Change in accounts receivable	(20,713)	12,070
Change in inventories	(35,771)	(18,619)
Change in accounts payable and other current liabilities	36,311	906
Change in deferred revenue and customer advances	23,335	14,245
Other changes	6,041	4,587

Net cash provided by operating activities	323,769	298,404
Net cash used in investing activities	(332,437)	(304,216)
Net cash used in financing activities	(58,889)	(39,927)
Effect of exchange rate changes on cash and cash equivalents	(10,762)	7,634

Decrease in cash and cash equivalents	$(78,319)	$(38,105)

Cash Flow from Operating Activities
Net cash provided by operating activities was $324 million and $298 million in the 2010 Period and 2009 Period, respectively. The changes within net cash provided by operating activities in the 2010 Period as compared to the 2009 Period include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2010 Period compared to the 2009 Period was primarily attributable to timing of shipments and payments made by customers and higher sales volumes in the 2010 Period as compared to the 2009 Period. Days-sales-outstanding (“DSO”) increased to 77 days at October 2, 2010 from 71 days at October 3, 2009.

•	The 2010 Period change in accounts payable and other current liabilities is a result of timing of payments to vendors and an increase in income taxes payable. Also, the 2009 Period includes a $6 million litigation payment and a $6 million TA building lease termination payment.

•	Net cash provided from deferred revenue and customer advances in both the 2010 Period and the 2009 Period was a result of the installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $332 million and $304 million in the 2010 Period and 2009 Period, respectively. Additions to fixed assets and capitalized software were $47 million in the 2010 Period and $80 million in the 2009 Period. Capital spending was higher in the 2009 Period due to the acquisition of land and construction of a new TA facility, which was completed in 2009.
During the 2010 Period and 2009 Period, the Company purchased $925 million and $317 million of short-term investments while $640 million and $130 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $36 million during the 2009 Period. There were no business acquisitions in the 2010 Period.
Cash Used in Financing Activities
In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-

year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.
During the 2010 Period and 2009 Period, the Company’s debt borrowings increased by $160 million and $109 million, respectively. As of October 2, 2010, the Company had $200 million in outstanding notes, $500 million borrowed under a term loan facility, $80 million borrowed under revolving credit facilities and $12 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. As of October 2, 2010, the Company had a total amount available to borrow under existing credit agreements of $519 million after outstanding letters of credit.
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2010 Period and 2009 Period, the Company repurchased a total of 3.8 million and 3.6 shares at a cost of $241 million and $156 million, respectively, under the February 2009 authorization and previously announced programs. As of October 2, 2010, the Company had purchased an aggregate of 6.9 million shares at a cost of $398 million under the February 2009 program, leaving $102 million authorized for future repurchases.
The Company received $27 million and $8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2010 Period and 2009 Period, respectively.
The Company believes that the cash, cash equivalents and short-term investments of $837 million at the end of the 2010 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company reviewed its commercial commitments as of October 2, 2010 and determined that there were no material changes from the ones set forth in the Form 10-K.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
For the three and nine months ended October 2, 2010, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2010, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
In order to accommodate future sales growth, the Company has been authorized by the Board of Directors to develop and implement a plan to consolidate certain primary manufacturing locations in the United Kingdom into one facility. The Company expects to incur capital expenditures in the next few years in the range of $70 million to $90 million to construct this facility. The Company believes it can fund the construction of this facility with existing cash and cash flows from operating activities.

The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2010 Period. The Company did not make any changes in those policies during the 2010 Period.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s market risk during the nine months ended October 2, 2010. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts (the “Dearborn action”). In April 2009, lead plaintiff, Inter-Local Pension Fund GCC/IBT, filed a complaint that alleges, on behalf of a purported class of all persons who purchased stock of the Company between July 24, 2007 and January 22, 2008, that between those dates the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate and the level of business activity in Japan. The amended complaint seeks to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. In March of 2010, the District Court granted the Company’s motion to dismiss the case. Plaintiff filed an appeal of that dismissal in April 2010. Oral arguments were made on November 1, 2010 and a decision on this matter has not been rendered.

There have been no other material changes in the Company’s legal proceedings during the nine months ended October 2, 2010 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company reviewed its risk factors as of October 2, 2010 and determined that there were no material changes from the ones set forth in the form 10-K. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward Looking Statements” on page 25. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended October 2, 2010 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs (1)	Programs
July 4 to July 31, 2010	—	$—	—	$167,521
August 1 to August 28, 2010	585	$63.49	585	$130,379
August 29 to October 2, 2010	425	$65.66	425	$102,474

Total	1,010	$64.40	1,010	$102,474

(1)	The Company purchased 1.0 million shares of its outstanding common stock in the 2010 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.
Item 6: Exhibits

Exhibit
Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ John Ornell
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: November 5, 2010