Form 10-K
period 2010-12-31
WATERS CORP /DE/
filed 2011-02-25
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 3, 2010: $5,807,530,824.

Indicate the number of shares outstanding of the registrant’s common stock as of February 18, 2011: 91,325,148

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (“Waters®” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments as well as other manufacturers’ instruments.

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

Waters is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters became a publicly-traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996 and Micromass Limited (“Micromass®”) in September 1997.

Business Segments

The Company’s business activities, for which financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. As indicated above, the Company operates in the analytical instruments industry, designing, manufacturing, distributing and servicing products in three technologies: LC and MS instruments; columns and other chemistry consumables that can be integrated and used along with other analytical instruments; and thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments, Waters Division and TA Division, have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and government agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their international counterparts that mandate testing requiring HPLC instrumentation.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover new levels of scientific information. Though it offers significant performance advantages, ACQUITY UPLC is compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2010, Waters introduced the ACQUITY UPLC® H-Class instrument system, which incorporates the performance of ACQUITY UPLC with the operational familiarity of traditional HPLC systems. The ACQUITY UPLC H-Class is a streamlined system that brings together the flexibility and simplicity of quaternary solvent blending and a flow-through needle injector to deliver the advanced performance expected of UPLC-type separations. The ACQUITY UPLC H-Class delivers high resolution, sensitivity and improved through-put while maintaining the robustness and reliability for which the ACQUITY systems are known. During 2010, 2009 and 2008, the Company experienced growth in the LC instrument system product line primarily from the sales of ACQUITY UPLC and ACQUITY UPLC H-Class systems.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instrument primarily uses ACQUITY UPLC columns. In 2010, 2009 and

2008, the Company experienced growth in its LC chromatography column and sample preparation businesses, especially in ACQUITY UPLC columns.

The Company’s chemistry consumable products also include environmental and food safety testing products. Environmental laboratories use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In addition, the Company provides tests to identify and quantify mycotoxins in various agricultural commodities. These test kits provide reliable, quantitative detection of particular mycotoxins through the choice of flurometer, LC-MS or HPLC.

In February 2009, the Company acquired Thar Instruments, Inc. (“Thar”), a global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems.

Based upon reports from independent marketing research firms and publicly-disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC instruments, chromatography columns and other consumables and related services. The Company also believes that it has the leading LC market share in the United States, Europe and Asia, and believes it has a leading market share position in Japan.

Mass Spectrometry

MS is a powerful analytical technique that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

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

The mass spectrometer is an increasingly important detection device for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are either sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevo® TQ and Quattro Premiertm XE instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-Toftm”) instruments, such as the Company’s SYNAPT® MS, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2008, the Company introduced a new Q-Tof instrument called the SYNAPT MS. This instrument is an improved version of the Q-Tof Premiertm that customers may opt to upgrade to SYNAPT® HDMStm capability. In late 2008, the Xevo® Q-Toftm MS, an exact mass MS/MS bench-top instrument, was introduced. In late 2009, the Company introduced the SYNAPT® G2 HDMStm system. The SYNAPT G2 HDMS and SYNAPT® G2 MS systems are high resolution exact mass MS/MS platforms that are performance-enhanced replacements for the SYNAPT HDMS and SYNAPT MS systems. The performance enhancements offered by these new systems allow for higher resolution shape discrimination by the HDMS version and superior mass resolution, mass accuracy and quantification accuracy by both versions. In 2010, the Company introduced the Xevo® TQ-S instrument system, which is designed for the most demanding UPLC/MS/MS applications. Also in 2010, the Company introduced the Xevo® G2 Q-Toftm instrument system.

The Xevo G2 Q-Tof is one of the most sensitive, exact mass quantitative and qualitative bench-top MS/MS instrument system developed because it combines the integrated workflow benefits of Engineered Simplicitytm found in existing Xevo Q-Tof instrument systems with the ground breaking Quantof technology of the SYNAPT G2 instrument system.

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

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered through the Waters Division, a range of instrumental configurations are available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-Seriestm family of differential scanning calorimeters includes a range of instruments, from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2009, TA introduced the ARES G2 rheometer, a high performance system uniquely capable of independently measuring stress and strain for a wide variety of solids and liquids. In 2010, TA introduced the Nano ITC Low Volume system, which is engineered to provide isothermal titration calorimetry capabilities for applications with limited sample sizes. Also in 2010, TA introduced the DMA-RH Accessory, which is designed to be used with the Q800 Dynamic Mechanical Analyzer to allow the mechanical properties of a sample to be analyzed under controlled and/or varying conditions of both relative humidity and temperature.

In July 2008, the Company acquired VTI Corporation (“VTI”), a manufacturer of sorption analysis and thermogravimetric analysis (“TGA”) instruments. VTI’s products are widely used in the evaluation of pharmaceuticals, catalysts and energy-related materials. This acquisition added two technologies which complement TA’s existing gravimetric analysis product line. VTI’s sorption analysis products are designed for water and organic vapor sorption studies of pharmaceuticals and related materials. VTI’s high pressure, high vacuum TGA projects are designed for high pressure sorption studies, which are commonly used in the analysis of energy-related materials.

TA Service

The Company sells, supports and services TA’s product offerings through its headquarters in New Castle, Delaware. TA operates independently from the Waters Division, though several of its overseas offices are situated in Waters’ facilities. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of replacement parts and from billed labor fees associated with the repair, maintenance and upgrade of installed systems.

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

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2010, 2009 and 2008, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry, focused exclusively on the various instrument systems’ installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with approximately 2,700 field representatives in 89 sales offices throughout the world as of December 31, 2010. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house, technical support representatives work directly with customers providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing

The Company provides high quality LC products by overseeing each stage of the production of its instruments, columns and chemical reagents. The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains quality management and environmental management systems in accordance with the requirements of ISO 9001:2008, ISO 13485:2003 and ISO 14001:2004, and adheres to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that can meet the Company’s quality requirements. In 2006, the Company transitioned the manufacturing of LC instrument systems and components to a well-established contract manufacturing firm in Singapore. The Company has continued to pursue outsourcing opportunities as they may arise.

The Company manufactures its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2008. The Wexford facility is certified to ISO 9001:2008 and ISO 13485:2003. VICAM® manufactures antibody resin and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. Environmental Resource Associates manufactures environmental proficiency kits in Arvada, Colorado. Thar manufactures SFC systems in Pittsburgh, Pennsylvania.

The Company manufactures most of its MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2008 and ISO 13485:2003.

Thermal analysis, rheometry and calorimetry products are manufactured by TA. Thermal analysis products are manufactured at the Company’s New Castle, Delaware facility. Rheometry products are manufactured at the Company’s New Castle, Delaware and Crawley, England facilities. Microcalorimetry products are manufactured at the Company’s Lindon, Utah facility. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2008 standards and the Crawley facility is certified to ISO 9001:2000.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update its existing product offering. The Company’s research and development expenditures for 2010, 2009 and 2008 were $84 million, $77 million and $82 million, respectively. Nearly all of the Company’s current LC products were developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products were developed at facilities in England and nearly all of the Company’s current thermal analysis products were developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2010, there were 697 employees involved in the Company’s research and development efforts. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 5,400 employees at December 31, 2010, with approximately 44% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

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

In the markets served by the Waters Division, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker BioSciences, Danaher Corporation, Thermo Fisher Scientific Inc. and Dionex Corporation (which has announced an agreement to be acquired by Thermo Fisher Scientific Inc). In the markets served by the TA Division, the Company’s principal competitors include: PerkinElmer, Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern Instruments Ltd., Anton-Paar and General Electric Company.

The market for consumable LC products, including separation columns, is highly competitive and more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns and distributes its own product. The Company competes in this market on the basis of reproducibility, reputation, performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Inc., Supelco, Inc., Agilent Technologies, Inc., General Electric Company, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument. In 2009, Agilent Technologies, Inc. introduced a new LC system, which it termed a UHPLC, and which it has claimed has similar performance characteristics to Waters’ ACQUITY UPLC.

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

Environmental Matters and Climate Change

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations and has operated its business in the past in substantial compliance with applicable environmental laws. From time to time, Company operations have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

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

Available Information

The Company files or furnishes all required reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files or furnishes with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends in the Company’s business; anticipated expenses, including interest expense and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity and debt refinancing; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; and the Company’s capital spending, sufficiency of capital and ability to fund other facility expansions to accommodate future sales growth.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	Current economic conditions and uncertainties; ability to access capital in volatile market conditions; changes in demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service and consumable demand from the Company’s installed base of instruments.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic, and competitive obstacles to new product introductions; lack of acceptance of new products; and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future financial operating results and condition.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the SEC, FDA and EPA, among others and regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products and completion of purchase order documentation.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates (specifically, the increase in the Company’s 2011 statutory tax rate in Ireland from the 10% historical contractual tax rate to 12.5%); shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are further described below in Item 1A, Risk Factors, of this Form 10-K. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this annual report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 1A:	Risk Factors

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, the following:

Global Economic Conditions
The Company is a global business that may be adversely affected by changes in global economic conditions. These changes in global economic conditions may affect the demand for the Company’s products and services and may result in a decline in sales in the future. There can be no assurance that the strong demand for the Company’s products and services will continue in the future.

Financial Market Conditions
Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption over the past few years, including, among other things, sharp increases in the cost of new capital, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. While currently these disruptions have not impacted the Company’s ability to access its existing cash or borrow on its existing revolving credit facility, there can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash and revolving credit facility and impair its ability to access sources of new capital. The Company’s cost of any new capital raised and interest expense would increase if this were to occur.

Customer Demand
The demand for the Company’s products is dependent upon the size of the markets for its LC, MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital expenditures of the Company’s customers; changes in government regulations, particularly effecting drug, food and drinking water testing; funding available to academic and government institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. There can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of weakness in global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% and 51% of the Company’s net sales in 2010 and 2009, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Competition and the Analytical Instrument Market
The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, MS, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurance that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against its competitors in the future.

Levels of Debt and Debt Service Requirements
The Company had approximately $766 million in debt and $946 million in cash, cash equivalents and short-term investments as of December 31, 2010. As of December 31, 2010, the Company also had the ability to borrow an additional $543 million from its existing credit facilities. Most of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs. A majority of the Company’s cash is generated from foreign operations, and most of the Company’s cash is held in foreign operations. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas, the Company’s ability to access its existing cash and revolving credit facility and other sources obtained at an acceptable cost. The Company’s 2007 Credit Agreement expires in January 2012. The outstanding debt balance of this credit agreement on December 31, 2010 was $555 million. There can be no assurance that the Company will be able to refinance this debt.

Debt Covenants
The Company’s debt is subject to restrictive debt covenants that limit the Company’s ability to engage in certain activities that could otherwise benefit the Company. These debt covenants include restrictions on the Company’s ability to enter into certain contracts or agreements that may limit the Company’s ability to make dividend or other payments; secure other indebtedness; enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s debt agreements. The Company’s ability to comply with these financial restrictions and covenants is dependent on the Company’s future performance, which is subject to, but not limited to, prevailing economic conditions and other factors, including factors that are beyond the Company’s control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Risk of Disruption of Operations
The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facility in New Castle, Delaware; rheometry products at its facilities in New Castle, Delaware and Crawley, England and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

Sovereign Risk, Foreign Operations and Exchange Rates
Approximately 70% and 69% of the Company’s net sales in 2010 and 2009, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland, the United Kingdom and Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, in particular, the financial difficulties experienced by a number of European countries, including Ireland; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and potentially adverse tax consequences.

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

Protection of Intellectual Property
The Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Conversely, there could be successful claims against the Company by third-party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. The Company’s patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations or financial condition.

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

Use of Outside Manufacturers
Certain components or modules of the Company’s LC and MS instruments are manufactured by long-standing outside contractors, including the manufacturing of LC instrument systems and related components by a well-established contract manufacturing firm in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. The Company believes that it could obtain alternative sources for these components or modules, but a prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

Risk of Unexpected Shifts in Pre-Tax Income between Tax Jurisdictions
The Company is subject to rates of income tax that range from 0% to in excess of 35% in various jurisdictions in which it does business. In addition, the Company typically generates a substantial portion of its income in the fourth quarter of each fiscal year. Geographical shifts in income from previous quarters’ projections caused by factors including, but not limited to, changes in volume and product mix and fluctuations in foreign currency translation rates, could therefore have potentially significant favorable or unfavorable effects on the Company’s income tax expense, effective tax rate and results of operations. In addition, the Company’s Ireland statutory tax rate will increase to 12.5% in 2011 from the historical contractual tax rate of 10%, and further increases are possible.

Effects of Climate Change
The Company’s manufacturing processes for certain of its products involve the use of chemical and other substances that are regulated under various international, federal, state and local laws governing the environment. In the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities with respect to the use and/or levels of possible emissions from such chemicals and/or other substances, the Company may be required to make certain changes and adaptations to its manufacturing processes. Any such changes could have a material effect on the financial statements of the Company.

Another potential effect of climate change is an increase in the severity of global weather conditions. The Company manufactures a growing percentage of its HPLC, UPLC and MS products in both Singapore and Wexford, Ireland. Although the Company believes it has an adequate disaster recovery plan in place, severe weather conditions, including earthquakes, hurricanes and/or tsunami, could potentially cause significant damage to the Company’s manufacturing facilities in each of these countries. The effects of such damage and the resultant disruption of manufacturing operations could have a materially adverse impact to the financial results of the Company.

Regulatory Compliance
The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, import/export and environmental. A portion of the Company’s operations are subject to regulation by the FDA and similar foreign regulatory agencies. These regulations are complex and govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. Any failure by the Company to comply with applicable government regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations.

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

Some of the Company’s products are also subject to the rules of certain industrial standards bodies, such as the International Standards Organization. The Company must comply with these rules, as well as those of other agencies, such as those of the United States Occupational Health and Safety Administration. Failure to comply with such rules could result in the loss of certification and/or the imposition of fines and penalties which could have a material adverse effect on the Company’s operations.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Waters operates 23 United States facilities and 75 international facilities, including field offices. In 2010, the Company entered into an agreement to purchase land in the United Kingdom to construct a new facility, which will consolidate certain existing primary manufacturing locations. The Company believes that the new building and its other existing facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function(1)	Owned/Leased

Arvada, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M,R	Owned
Nixa, MO	M, S, D, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Crawley, England	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
St. Quentin, France	S, A	Leased
Wexford, Ireland	M, R, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 14 field offices in the United States and 64 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International

Irvine, CA	Australia	Italy
Pleasanton, CA	Austria	Japan
Newark, DE	Belgium	Korea
Schaumburg, IL	Brazil	Mexico
Wood Dale, IL	Canada	Netherlands
Columbia, MD	Czech Republic	People’s Republic of China
Beverly, MA	Denmark	Poland
Ann Arbor, MI	Finland	Puerto Rico
Morrisville, NC	France	Spain
Parsippany, NJ	Germany	Sweden
Westlake, OH	Hungary	Switzerland
Huntingdon, PA	India	Taiwan
Bellaire, TX	Ireland	United Kingdom
Spring, TX

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

In France, the Paris District Court found the HP patent valid and infringed by the Alliance pump. The Company appealed the French decision and, in April 2004, the French appeals court affirmed the Paris District Court’s finding of infringement. The Company filed a further appeal in the case and the appeal was dismissed in March 2007. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent patent and a judgment was issued against the Company. The Company has appealed this judgment. In the meantime, however, the Company recorded a $7 million provision in 2008 for damages and fees estimated to be incurred in connection with this case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheet at December 31, 2010. In addition, the Company sought a declaration from the French court that, as was found in both the UK and Germany, certain modified features of the Alliance pump do not infringe the HP patents. A hearing on this matter was held in September 2007 and, in December 2007, the French court held that the modified features of the Alliance pump are non-infringing. Agilent appealed this ruling and, in January 2010, the French appeals court affirmed the finding of non-infringement with respect to the modified features of the Alliance pump.

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

City of Dearborn Heights
In November 2008, the City of Dearborn Heights Act 345 Police & Fire Retirement System filed a purported federal securities class action against the Company, Douglas Berthiaume and John Ornell in the United States District Court for the District of Massachusetts (the “Dearborn action”). In April 2009, lead plaintiff, Inter-Local Pension Fund GCC/IBT, filed a complaint that alleges, on behalf of a purported class of all persons who purchased stock of the Company between July 24, 2007 and January 22, 2008, that between those dates the Company misrepresented or omitted material information about its projected annual revenues and earnings, its projected effective annual tax rate and the level of business activity in Japan. The amended complaint sought to recover under Section 10(b) of the Exchange Act, Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. In March of 2010, the District Court granted the Company’s motion to dismiss the case for failure to state a claim upon which relief could be granted. Plaintiff filed an appeal of that dismissal in April 2010. In January 2011, the United States Court of Appeals affirmed the dismissal of the case by the District Court.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 62, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board, a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation and a Director of Genzyme Corporation.

Arthur G. Caputo, 59, has been Executive Vice President since March 2003 and President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 53, has been Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 53, has been Vice President, Finance and Administration and Chief Financial Officer since June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 56, has been Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 16, 2011, the Company had 194 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future. The Company has not made any sales of unregistered securities in the years ended December 31, 2010, 2009 or 2008.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2005 (the last day of public trading of the Company’s common stock in fiscal year 2005) through December 31, 2010 (the last day of public trading of the common stock in fiscal year 2010) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE
DECEMBER 31, 2005 AMONG WATERS CORPORATION,
NYSE MARKET INDEX AND SIC CODE 3826 — LABORATORY ANALYTICAL INSTRUMENTS

	2005	2006	2007	2008	2009	2010
WATERS CORPORATION	100.00	129.55	209.18	96.96	163.92	205.58
NYSE MARKET INDEX	100.00	120.47	131.15	79.67	102.20	115.87
SIC CODE INDEX	100.00	110.09	147.37	84.10	123.98	171.05

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low

April 4, 2009	$41.76	$30.75
July 4, 2009	$51.52	$35.89
October 3, 2009	$56.30	$48.56
December 31, 2009	$62.58	$55.48
April 3, 2010	$67.89	$56.18
July 3, 2010	$73.13	$63.11
October 2, 2010	$71.49	$60.52
December 31, 2010	$80.47	$69.87

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2010 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number
			of Shares	Maximum
	Total		Purchased as Part	Dollar Value of
	Number of	Average	of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share	Programs(1)	the Programs(2)

October 3 to October 30, 2010	—	$—	—	$102,474
October 31 to November 27, 2010	515	$76.78	515	$62,932
November 28 to December 31, 2010	150	$78.46	150	$51,163

Total	665	$77.16	665	$51,163

(1)	The Company purchased an aggregate of 4.4 million shares of its outstanding common stock in 2010 in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

(2)	In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period.

Item 6:	Selected Financial Data

Reference is made to information contained in the section entitled “Selected Financial Data” and is incorporated by reference from page 66 of this Form 10-K, included in Item 8, Financial Statements and Supplementary Data, and should be considered an integral part of this Item 6.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, food safety, academic and governmental customers.

These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, polymers and viscous liquids in consumer goods and healthcare products.

The Company’s sales were $1,643 million, $1,499 million and $1,575 million in 2010, 2009 and 2008, respectively. Sales increased 10% in 2010 as compared to 2009 and sales decreased 5% in 2009 as compared to 2008. In 2010, as compared with 2009, instrument system sales increased 12% while combined sales of chemistry consumables and services increased 7%. These increases in sales were primarily due to higher demand for the Company’s products and services resulting from improvement in global economic conditions as compared to the prior year, introduction of new products, including the ACQUITY UPLC® H-Class, SYNAPT® G-2 and Xevo® Q-Toftm instrument systems, and an increase in pharmaceutical and industrial spending on the Company’s LC, MS and TA products. Foreign currency translation had minimal impact on sales in 2010. The 2009 decline in sales as compared to 2008 was primarily due to lower instrument spending by the Company’s customers as a result of global economic recessionary conditions and, to a lesser extent, the effect of foreign currency translation.

Waters Division sales increased 9% in 2010 as compared to 2009 and decreased 4% in 2009 as compared to 2008. Foreign currency translation had minimal impact on Waters Division sales in 2010 and decreased sales by 2% in 2009. TA’s sales increased 17% in 2010 as compared to 2009 and decreased 11% in 2009 as compared to 2008. Foreign currency translation had minimal impact on TA’s sales in 2010 and 2009.

During 2010, as compared with 2009, sales increased 21% in Asia (including Japan), 9% in the U.S. and 13% in the rest of the world, while sales were flat in Europe. The effect of foreign currency translation decreased sales in 2010 by 4% in Europe and increased sales by 4% in Asia and 3% in the rest of the world. During 2009, as compared with 2008, sales increased 1% in Asia while sales decreased 4% in the U.S., 9% in Europe and 12% in the rest of the world. The effect of foreign currency translation decreased sales in 2009 by 6% in Europe and 3% in the rest of the world and increased sales by 2% in Asia.

In 2010, as compared to 2009, sales to pharmaceutical customers increased 12% and sales to industrial, food safety and environmental customers increased 14%. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers as global economic conditions improved as compared to the prior year. Combined global sales to government and academic customers were 5% higher in 2010 as compared to 2009 and were primarily attributed to sales of newly introduced LC and LC-MS systems and strong global academic spending that occurred in Asia. In 2009, as compared to 2008, sales to pharmaceutical customers decreased 4% and sales to industrial and environmental customers decreased 11%. These decreases were primarily a result of reduced spending on instrument systems caused by the global economic recession and, to a lesser extent, the strengthening of the U.S. dollar in developing economies, including India, South America and Eastern Europe. Combined global sales to government and academic customers were 5% higher in 2009 and the increase was primarily attributed to sales of newly introduced MS instrument systems, higher ACQUITY UPLC instrument system sales and global governmental stimulus spending programs.

Operating income was $450 million, $395 million and $390 million in 2010, 2009 and 2008, respectively. The overall increase in operating income in 2010 as compared to 2009 was primarily from the increases in sales volumes with relatively similar product mix and gross margin percentages and benefits from lower spending earlier in 2010. Foreign currency translation had minimal comparative impact on operating income. The increase in 2009 as compared to 2008 was attributed to benefits of foreign currency translation and sales mix combined with lower spending. These increases were partially offset by the impact of $6 million of expense in connection with the TA building lease termination payment and $3 million of severance costs related to a restructuring in Europe.

Net income per diluted share was $4.06, $3.34 and $3.21 in 2010, 2009 and 2008, respectively. Net income per diluted share was primarily impacted by the following factors in 2010, 2009 and 2008:

•	The benefits from higher sales volumes and the benefits from a shift in pretax income to lower tax rate jurisdictions increased net income per diluted share in 2010 as compared to 2009 and 2008.

•	In 2010, an $8 million tax benefit was recorded related to the reversal for uncertain tax positions due to an audit settlement in the United Kingdom and a $2 million tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits added $0.10 per diluted share to 2010.

•	The $6 million TA building lease termination expense recorded in 2009 increased selling and administrative expenses and lowered net income per diluted share by $0.04 in 2009.

•	A $5 million tax benefit was recorded in 2009 related to the reorganization of certain foreign legal entities and added $0.05 per diluted share to 2009.

•	The impact of the 2008 out-of-period adjustments related to capitalized software amortization increased 2008 net income per diluted share by $0.08.

•	Lower weighted-average shares and equivalents, as a result of the Company’s share buyback program, increased net income per diluted share in 2010 as compared to 2009 and 2009 as compared to 2008.

Net cash provided by operating activities was $458 million, $418 million and $418 million in 2010, 2009 and 2008, respectively. The $40 million increase in the operating cash flow in 2010 as compared to 2009 was primarily a result of higher net income, lower incentive compensation payments made in 2010 as compared to 2009 and a $6 million litigation payment and $6 million TA building lease termination payment made in 2009, as well as timing of receipts from customers and payments to vendors. The 2009 cash provided by operating activities was consistent with the 2008 cash provided by operating activities despite the lower sales volume and global economic recession.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $63 million, $94 million and $69 million in 2010, 2009 and 2008, respectively. Capital expenditures were higher in 2009 primarily due to the acquisition of land and construction of a new TA facility, which was completed in June 2009. In 2010, the Company entered into an agreement (subject to local regulatory approval) to purchase land in the United Kingdom to construct a new facility, which will consolidate certain existing primary manufacturing locations. The Company spent $3 million in 2010 in relation to this new facility and expects to incur capital expenditures in the next few years in the range of $70 million to $90 million to construct this facility.

The Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”) for $36 million in cash in February 2009. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company received $101 million, $19 million and $29 million of proceeds from stock plans in 2010, 2009 and 2008, respectively. Fluctuations in these amounts were primarily attributed to changes in the Company’s stock price and the expiration of stock option grants. In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2010, 2009 and 2008, the Company repurchased $292 million, $210 million and $235 million of the Company’s outstanding common stock, respectively, under the February 2009 authorization and previously announced stock repurchase programs. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. As a result of these debt issuances, the Company’s weighted-average interest rates have increased in 2010 due to higher rates paid on this fixed-rate debt.

The Company’s 2007 Credit Agreement expires in January 2012. The total outstanding debt balance of the 2007 Credit Agreement at December 31, 2010 is $555 million. The Company anticipates refinancing this credit agreement at current market interest rates and terms customary to investment grade borrowers.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales
Product sales were $1,167 million and $1,052 million for 2010 and 2009, respectively, an increase of 11%. The increase in product sales in 2010 as compared to 2009 was primarily due to higher demand by the Company’s customers as a result of improved economic conditions and an increase in sales from the recently introduced ACQUITY UPLC H-Class, SYNAPT G-2 and Xevo Q-Tof instrument systems. Service sales were $477 million and $447 million in 2010 and 2009, respectively, an increase of 7%. The increase in service sales in 2010 as compared to 2009 was primarily attributable to increased sales of service plans and billings to a higher installed base of customers.

Waters Division Net Sales
Waters Division sales increased 9% in 2010 as compared to 2009. Foreign currency translation had minimal impact on Waters Division sales in 2010.

Waters instrument system sales (LC and MS technology-based) increased 11% in 2010 and were primarily attributable to higher demand from the Company’s pharmaceutical, industrial, academic and government customers due to improvement in global economic conditions and the introduction of the new ACQUITY UPLC H-Class, SYNAPT G-2 and Xevo Q-Tof instrument systems. Chemistry consumables sales increased 9% in 2010 and were driven primarily by higher demand for chemistry consumable products, specifically, the ACQUITY UPLC columns. Waters Division service sales increased 6% in 2010 due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in both 2010 and 2009 were 52% for instrument systems, 18% for chemistry consumables and 30% for service.

Waters Division sales in Europe decreased 1% in 2010 and the effects of foreign currency translation decreased European sales by 3% in 2010. Waters Division sales in Asia increased 19% in 2010, primarily due to strong sales growth in China and India. The effects of foreign currency translation increased sales in Asia by 4% in 2010. Waters Division sales in the U.S. and the rest of the world increased 8% and 13%, respectively. The effects of foreign currency translation increased 2010 sales in the rest of world by 3%.

TA Division Net Sales
TA’s sales were 17% higher in 2010 as compared to 2009. The increase was primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions. Foreign currency translation had minimal impact on TA’s 2010 sales as compared to 2009. Instrument system sales increased 19% in 2010 and represented 75% of sales in 2010 as compared to 74% in 2009. TA service sales increased 11% in 2010 primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, sales increased in each territory.

Gross Profit
Gross profit for 2010 was $990 million compared to $904 million for 2009, an increase of 10%. Gross profit as a percentage of sales decreased slightly to 60.2% in 2010 as compared to 60.3% in 2009. The increase in gross profit dollars in 2010 was primarily attributed to higher sales volumes. During 2010, as compared to 2009, the Company’s gross profit as a percentage of sales was slightly impacted by an unfavorable change in the sales mix and the unfavorable impact of movements in certain foreign exchange rates between the currencies where the Company manufactures products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. These declines in gross profit as a percentage of sales were mostly offset by the benefit of manufacturing product cost reductions and the benefit from manufacturing overhead absorption as a result of the increase in sales volume.

Selling and Administrative Expenses
Selling and administrative expenses for 2010 and 2009 were $445 million and $421 million, respectively, an increase of 6%. The increase in 2010 selling and administrative expenses includes merit, merit-related fringe benefit and incentive compensation increases. These increases were offset by the impact of the $6 million TA building lease termination expense recorded in 2009 and an immaterial correction for certain incentive plan and other accrual balances recorded in 2010. As a percentage of net sales, selling and administrative expenses were 27.1% for 2010 compared to 28.1% for 2009.

Research and Development Expenses
Research and development expenses were $84 million and $77 million for 2010 and 2009, respectively, an increase of 9%. The increase in research and development expenses in 2010 was primarily due to costs incurred on new products launched in 2010.

Provision for Income Taxes
The Company’s effective tax rates for 2010 and 2009 were 12.8% and 16.4%, respectively. Included in the 2010 income tax provision was an $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom and $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the Company’s effective tax rate by 2.1 percentage points in 2010. Included in the income tax provision for 2009 was a $5 million tax benefit related to the reversal of a $5 million provision that was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This tax benefit decreased the Company’s effective tax rate by 1.2 percentage points in 2009. The remaining difference between the effective tax rates for 2010 as compared to 2009 was primarily attributable to higher pre-tax income in lower tax rate jurisdictions.

The Company’s effective tax rate is influenced by many significant factors including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates reported for 2010 or 2009. A known factor that will increase the Company’s effective tax rate in the future is that the Company’s Ireland statutory tax rate will increase to 12.5% in 2011 from the historical contractual tax rate of 10%.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales
Product sales were $1,052 million and $1,140 million for 2009 and 2008, respectively, a decrease of 8%. The decrease in product sales in 2009 as compared to 2008 was primarily due to the overall decline in Waters and TA instrument system sales due to lower spending by the Company’s customers as a result of the global economic recession and adverse effects from foreign currency translation. Service sales were $447 million and $435 million in 2009 and 2008, respectively, an increase of 3%. The increase in service sales in 2009 as compared to 2008 was primarily attributable to increased sales of service plans and billings to a higher installed base of customers.

Waters Division Net Sales
Waters Division sales declined 4% in 2009 as compared to 2008. The effect of foreign currency translation negatively impacted the Waters Division across all product lines, resulting in a decline in total sales of 2% in 2009. The 2009 acquisition of Thar and 2008 acquisition of Analytical Products Group, Inc. (“APG”) added 2% to sales in 2009.

Chemistry consumables sales in 2009 were comparable to 2008, with the effect of foreign currency translation negatively impacting chemistry consumable sales by 2%. Waters Division service sales grew 3% in 2009 due to increased sales of service plans and billings to a higher installed base of customers. The service sales growth rate was negatively impacted by 1% from the effect of foreign currency translation. Waters instrument system sales declined by 9% in 2009. The decrease in instrument system sales was primarily attributable to weak industrial and pharmaceutical customer spending caused by the global recession. The effect of foreign currency translation negatively impacted 2009 instrument system sales by 2%. Waters Division sales by product line in 2009 were 52% for instrument systems, 18% for chemistry consumables and 30% for service, as compared to 55% for instrument systems, 17% for chemistry consumables and 28% for service in 2008.

Waters Division sales in Europe declined 9% in 2009, primarily due to weak demand in Eastern Europe and the effects of foreign currency translation, which decreased 2009 sales in Europe by 6%. Waters Division sales in Asia increased 2% in 2009, with strong sales growth in China partially offset by weakness in other Asian markets. The effects of foreign currency translation increased Asia’s 2009 sales by 2%. Waters Division sales in the U.S. and the rest of the world declined 2% and 13%, respectively. The effects of foreign currency translation decreased 2009 sales in the rest of world by 3%.

TA Division Net Sales
TA’s sales were 11% lower in 2009 as compared to the 2008 primarily as a result of weak instrument system demand from its industrial customers. Foreign currency translation had minimal impact on TA’s 2009 sales as compared to 2008. The 2008 acquisition of VTI added 1% to sales in 2009. Instrument system sales declined 15% in 2009 and represented 74% of sales in 2009 as compared to 78% in 2008. TA service sales increased 4% in 2009 due to sales of service plans and billings to a higher installed base of customers. Geographically, sales decreased in each territory.

Gross Profit
Gross profit for 2009 was $904 million compared to $914 million for 2008, a decrease of 1%. Gross profit as a percentage of sales increased to 60.3% in 2009 as compared to 58.0% in 2008. The decrease in gross profit dollars in 2009 was primarily attributed to lower sales volume and lower prices in certain geographies offset by benefits from net favorable foreign currency translation, a favorable change in sales mix and lower manufacturing costs. Gross profit in 2008 also had a $9 million charge from out-of-period adjustments related to capitalized software amortization. During 2009, as compared to 2008, the Company’s gross profit as a percentage of sales benefited from favorable movements in certain foreign exchange rates between currencies where the Company manufactures and services products and currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. Gross profit as a percentage of sales was also primarily impacted by the change in sales mix, with 2009 including a higher level of higher margin chemistry consumables and service sales than 2008.

Selling and Administrative Expenses
Selling and administrative expenses for 2009 and 2008 were $421 million and $427 million, respectively, a decrease of 1%. The decrease in 2009 selling and administrative expenses was primarily due to tighter control of discretionary spending, including no merit increase in 2009, lower incentive compensation and the comparative favorable impact of foreign currency translation. The 2009 decreases were offset by the impact of the $6 million expense incurred in connection with the TA lease termination payment. As a percentage of net sales, selling and administrative expenses were 28.1% for 2009 compared to 27.1% for 2008. This increase can be attributed to lower 2009 sales volumes.

Research and Development Expenses
Research and development expenses were $77 million and $82 million for 2009 and 2008, respectively, a decrease of 5%. The decrease in research and development expenses in 2009 was primarily due to the comparative favorable impact of foreign currency translation.

Interest Expense
Interest expense was $11 million and $39 million for 2009 and 2008, respectively. The decrease in interest expense in 2009 was primarily attributable to a decrease in average borrowings, as well as significantly lower interest rates during 2009 as compared to 2008.

Interest Income
Interest income was $3 million and $21 million for 2009 and 2008, respectively. The decrease in interest income is primarily due to significantly lower yields during 2009 as compared to 2008, as well as lower average cash and short-term investment balances.

Provision for Income Taxes
The Company’s effective tax rates for 2009 and 2008 were 16.4% and 13.4%, respectively. Included in the income tax provision for 2009 was a $5 million tax benefit relating to the reversal of a $5 million provision that was originally recorded in 2008, related to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. The tax benefit in 2009 decreased the Company’s effective tax rate by 1.2 percentage points in 2009. The one-time tax provision in 2008 increased the Company’s effective tax rate by 1.4 percentage points in 2008. In addition, the effective tax rate for 2008 included a $16 million benefit resulting from out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 4.0 percentage points in 2008. The remaining difference between the effective tax rates for 2009 as compared to 2008 was primarily attributable to differences in pre-tax income in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income	$381,763	$323,313	$322,479
Depreciation and amortization	62,558	57,272	65,271
Stock-based compensation	24,852	28,255	30,782
Deferred income taxes	(15,037)	36,276	(19,626)
Change in accounts receivable	(43,286)	(16,905)	21,739
Change in inventories	(37,036)	(6,823)	(20,618)
Change in accounts payable and other current liabilities	52,017	(10,830)	(19,970)
Change in deferred revenue and customer advances	9,433	2,613	1,976
Other changes	22,592	5,092	36,215

Net cash provided by operating activities	457,856	418,263	418,248
Net cash (used in) provided by investing activities	(411,515)	(419,028)	18,811
Net cash used in financing activities	(60,252)	(90,280)	(572,938)
Effect of exchange rate changes on cash and cash equivalents	(18,702)	3,634	(32,932)

Decrease in cash and cash equivalents	$(32,613)	$(87,411)	$(168,811)

Cash Flow from Operating Activities

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities was $458 million and $418 million in 2010 and 2009, respectively. The changes within net cash provided by operating activities in 2010 as compared to 2009 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2010 compared to 2009 was primarily attributable to timing of payments made by customers and higher sales volumes in 2010 as compared to 2009. Days-sales-outstanding (“DSO”) was 67 days at both December 31, 2010 and December 31, 2009.

•	The 2010 change in inventories was attributed to the increase in inventory related to the ramp up in sales of new products launched in the second half of 2010 and to be launched in early 2011.

•	The 2010 change in accounts payable and other current liabilities was impacted by a higher accounts payable balance, higher incentive compensation accruals and higher accrued interest balances, while the 2009 change was impacted by a $6 million litigation payment and a $6 million TA building lease termination payment. In addition, accounts payable and other current liabilities changed as a result of timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both 2010 and 2009 was a result of the installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operating activities was $418 million in both 2009 and 2008. The changes within net cash provided by operating activities in 2009 as compared to 2008 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2009 compared to 2008 was primarily attributable to timing of payments made by customers and the lower sales volumes in 2009 as compared to 2008. DSO increased to 67 days at December 31, 2009 from 63 days at December 31, 2008.

•	The change in inventories in 2009 compared to 2008 was primarily attributable to the decrease in sales volume.

•	The 2009 change in accounts payable and other current liabilities includes a $6 million litigation payment, which was accrued in 2008. In 2009, the Company also made a $6 million payment to terminate the lease on the old TA facility. In addition, accounts payable and other current liabilities changed as a result of timing of payments to vendors and lower incentive compensation accruals.

•	Net cash provided from deferred revenue and customer advances in both 2009 and 2008 was a result of the installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $412 million and $419 million in 2010 and 2009, respectively. Net cash provided by investing activities totaled $19 million in 2008. Additions to fixed assets and capitalized software were $63 million, $94 million and $69 million in 2010, 2009 and 2008, respectively. Capital spending was higher in 2009 due to the acquisition of land and construction of a new TA facility, which was completed in 2009. In 2010, the Company entered into an agreement to purchase land (subject to local regulatory approval) in the United Kingdom to construct a new facility, which will consolidate certain existing primary manufacturing locations. The Company spent $3 million in 2010 in relation to this new facility and expects to incur capital expenditures in the next few years in the range of $70 million to $90 million to construct this facility.

During 2010, 2009 and 2008, the Company purchased $1,235 million, $518 million and $20 million of short-term investments, respectively, while $886 million, $229 million and $115 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $36 million and $8 million during 2009 and 2008, respectively. There were no business acquisitions in 2010.

Cash Used in Financing Activities

In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

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

In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. The 2007 Credit Agreement matures on January 11, 2012 and requires no scheduled prepayments before that date. The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment-grade credit facilities and customary representations and warranties, affirmative covenants and events of default. The Company uses the revolving line of credit to fund its working capital needs.

During 2010 and 2009, the Company’s net debt borrowings increased by $134 million and $92 million, respectively. During 2008, the Company’s net debt borrowings decreased $348 million. As of December 31, 2010, the Company had $200 million in outstanding notes, $500 million borrowed under a term loan facility, $55 million borrowed under revolving credit facilities and $11 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date; however, there can be no assurance that it will be able to do so. As of December 31, 2010, the Company had a total amount available to borrow under existing credit agreements of $543 million after outstanding letters of credit.

In 2011, the Company anticipates refinancing its 2007 Credit Agreement, which expires in January 2012, at market interest rates and terms customary to investment-grade borrowers, but there can be no assurance that it will be able to do so on such terms. The total outstanding debt balance of the 2007 Credit Agreement at December 31, 2010 is $555 million and, in January 2011, the outstanding $500 million borrowed under the term loan facility will become a current liability.

In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. As of December 31, 2010, the Company had purchased an aggregate of 7.5 million shares at a cost of $449 million under the February 2009 program, leaving $51 million authorized for future repurchases. During 2010, 2009 and 2008, the Company repurchased 4.4 million, 4.5 million and 4.1 million shares at a cost of $292 million, $210 million and $235 million, respectively, under the February 2009 authorization and previously announced programs. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period.

The Company received $101 million, $19 million and $29 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2010, 2009 and 2008, respectively.

The Company believes that the cash, cash equivalents and short-term investments of $946 million as of December 31, 2010 and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Year(1)
	Total	2011	2012	2013	2014	2015	2016	After 2016

Notes payable and debt	$66,055	$66,055	$—	$—	$—	$—	$—	$—
Long-term debt	700,000	—	500,000	—	—	100,000	—	100,000
Operating leases	74,991	23,881	18,169	12,033	7,594	5,063	4,237	4,014

Total	$841,046	$89,936	$518,169	$12,033	$7,594	$105,063	$4,237	$104,014

(1)	Does not include normal purchases made in the ordinary course of business.

The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and customary representations and warranties, affirmative covenants and events of default. As of December 31, 2010, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2010 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2010	2011	2012	2013	2014	2015	After 2015

Letters of credit	$1,537	$1,537	$—	$—	$—	$—	$—	$—

The Company licenses certain technology and software from third parties, which expire at various dates through 2011. Fees paid for licenses were less than $1 million in each of the years 2010, 2009 and 2008. Future minimum license fees payable under existing license agreements as of December 31, 2010 are immaterial.

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

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2011, the Company expects to contribute approximately $3 million to $5 million to the Company’s defined benefit plans.

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

The Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standard, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibits any discounting of any of the related tax effects for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2010 were to become recognizable in the future, the Company would record a total reduction of approximately $72 million in its income tax provision. The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of December 31, 2010, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

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

Revenue Recognition
Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance and prior to shipment of the instrument. At December 31, 2010, the Company had current and long-term deferred revenue liabilities of $106 million and $18 million, respectively. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order.

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

The Company’s method of revenue recognition for certain products requiring installation is in accordance with multiple element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

Instrument service contracts are typically billed at the beginning of the maintenance period. The amount of the service contract is amortized ratably to revenue over the instrument maintenance period. There are no deferred costs associated with the service contract as the cost of the service is recorded when the service is performed. No revenue is recognized until all revenue recognition criteria have been met.

Sales of software are accounted for in accordance with the accounting standards for software revenue recognition. The Company’s software arrangements typically include software licenses and maintenance contracts. Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and there are no significant post-delivery obligations remaining. The revenue associated with the software maintenance contract is recognized ratably over the maintenance term. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when and if available basis. The Company uses the residual method to allocate software revenue when a transaction includes multiple elements and vendor specific objective evidence of the fair value of undelivered elements exists. Under the residual method, the fair value of the undelivered element (maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license) and is recognized as revenue.

Loss Provisions on Accounts Receivable and Inventory
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2010 was $358 million, net of allowances for doubtful accounts and sales returns of $6 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2010 was $204 million, net of write-downs to net realizable value of $15 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $181 million, $215 million and $292 million, respectively, as of December 31, 2010.

The Company performs annual impairment reviews of its goodwill on January 1 of each year. For goodwill impairment review purposes, the Company has two reporting units, the Waters Division and TA. The Company currently does not expect to record an impairment charge in the foreseeable future; however, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded. The factors that could cause a material goodwill impairment charge in the future include, but are not limited to, the following:

•	a significant decline in the Company’s projected revenue, earnings or cash flows;

•	a significant adverse change in legal factors or business climate;

•	a significant decline in the Company’s stock price or the stock price of comparable companies;

•	an adverse action or assessment by a regulator; and,

•	unanticipated competition.

Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2010, the Company’s warranty liability was $11 million.

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

The accounting standard for income taxes requires that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standard, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. At December 31, 2010, the Company had unrecognized tax benefits of $72 million.

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

With respect to the claims referenced in Item 3, management of the Company to date has been able to make this determination and thus has recorded charges with respect to the claims described in Item 3. As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges which could materially impact the Company’s results of operations or financial position.

Pension and Other Retirement Benefits
Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.86% for its U.S. benefit plans and 3.07% for its Non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer and Citigroup Pension Discount Curves for high quality investments and the Moody’s Aa interest rate as of December 31, 2010 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2010, the Company determined the weighted-average discount rate to be 5.31% for the U.S. benefit plans and 3.63% for the non-U.S. benefits plans.

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

Stock-based Compensation
The accounting standard for stock-based compensation requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair-value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. This accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of this accounting standard, the compensation expense that the Company records in future periods may differ significantly from what the Company has recorded in the current period.

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

As of December 31, 2010, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$40	3.7
Restricted stock units	27	3.1
Restricted stock	1	1.8

Total	$68	3.4

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

In January 2010, the Company adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair-value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosure about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair-value measurements on a gross basis, rather than as one net amount.

Recently Issued Accounting Standards
In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations or cash flows.

Also in October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Cash Flow Hedges
The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At both December 31, 2010 and 2009, the Company had no outstanding interest rate swap agreements. For the year ended December 31, 2009, the Company recorded a change of $2 million in accumulated other comprehensive income on the interest rate agreements. For the year ended December 31, 2008, the Company recorded a cumulative net pre-tax unrealized loss of $1 million in accumulated other comprehensive income on the interest rate agreements. For the years ended December 31, 2009 and 2008, the Company recorded additional interest expense of $2 million and $1 million, respectively.

Other
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2010, 2009 and 2008, the Company held forward foreign exchange contracts with notional amounts totaling $136 million, $138 million and $120 million, respectively. At both December 31, 2010 and 2009, the Company had assets of less than $1 million in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. At December 31, 2010 and 2009, the Company had liabilities of $1 million and less than $1 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. For the year ended December 31, 2010, the Company recorded cumulative net pre-tax losses of $8 million, which consist of realized losses of $8 million relating to the closed forward contracts. For the year ended December 31, 2009, the Company recorded cumulative net pre-tax gains of $7 million, which consist of realized gains of $5 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2008, the Company recorded cumulative net pre-tax losses of $23 million, which consist of realized losses of $22 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2010 would decrease pre-tax earnings by approximately $14 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, and AAA rated U.S. treasury and European government bond money market funds. Investments with longer maturities are classified as short-term investments, and are held primarily in bank deposits and U.S., German, French and Dutch government treasury bills. Cash equivalents and short-term investments are convertible to a known amount of cash and carry an insignificant risk of change in market value. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2010, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles, collateralized debt obligation conduits or asset-backed conduits.

The Company’s cash, cash equivalents and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries as of December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements the Company changed the manner in which it accounts for business combinations effective January 1, 2009.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2011

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$308,498	$341,111
Short-term investments	637,921	289,146
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,196 and $6,723 at December 31, 2010 and December 31, 2009, respectively	358,237	314,247
Inventories	204,300	178,666
Other current assets	77,685	49,206

Total current assets	1,586,641	1,172,376
Property, plant and equipment, net	215,060	210,926
Intangible assets, net	181,316	182,165
Goodwill	291,657	293,077
Other assets	52,996	49,387

Total assets	$2,327,670	$1,907,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$66,055	$131,772
Accounts payable	64,406	49,573
Accrued employee compensation	52,831	37,050
Deferred revenue and customer advances	106,445	94,680
Accrued income taxes	11,909	13,267
Accrued warranty	11,272	10,109
Other current liabilities	72,932	58,117

Total current liabilities	385,850	394,568
Long-term liabilities:
Long-term debt	700,000	500,000
Long-term portion of retirement benefits	72,624	69,044
Long-term income tax liability	77,764	72,604
Other long-term liabilities	22,635	22,766

Total long-term liabilities	873,023	664,414

Total liabilities	1,258,873	1,058,982
Commitments and contingencies (Notes 8, 9, 10, 11 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2010 and December 31, 2009	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 151,054 and 148,831 shares issued, 91,848 and 94,118 shares outstanding at December 31, 2010 and December 31, 2009, respectively	1,511	1,488
Additional paid-in capital	970,068	808,345
Retained earnings	2,618,479	2,236,716
Treasury stock, at cost, 59,206 and 54,713 shares at December 31, 2010 and December 31, 2009, respectively	(2,509,466)	(2,213,174)
Accumulated other comprehensive (loss) income	(11,795)	15,574

Total stockholders’ equity	1,068,797	848,949

Total liabilities and stockholders’ equity	$2,327,670	$1,907,931

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Product sales	$1,166,627	$1,051,978	$1,139,886
Service sales	476,744	446,722	435,238

Total net sales	1,643,371	1,498,700	1,575,124
Cost of product sales	453,779	406,681	457,886
Cost of service sales	199,524	188,201	203,380

Total cost of sales	653,303	594,882	661,266

Gross profit	990,068	903,818	913,858
Selling and administrative expenses	445,456	421,403	426,699
Research and development expenses	84,274	77,154	81,588
Purchased intangibles amortization	10,406	10,659	9,290
Litigation provisions (Note 10)	—	—	6,527

Operating income	449,932	394,602	389,754
Interest expense	(13,924)	(10,986)	(38,521)
Interest income	1,855	3,036	20,959

Income from operations before income taxes	437,863	386,652	372,192
Provision for income taxes	56,100	63,339	49,713

Net income	$381,763	$323,313	$322,479

Net income per basic common share	$4.13	$3.37	$3.25
Weighted-average number of basic common shares	92,385	95,797	99,199
Net income per diluted common share	$4.06	$3.34	$3.21
Weighted-average number of diluted common shares and equivalents	94,057	96,862	100,555

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$381,763	$323,313	$322,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,926	3,124	3,924
Provisions on inventory	10,897	9,952	10,632
Stock-based compensation	24,852	28,255	30,782
Deferred income taxes	(15,037)	36,276	(19,626)
Depreciation	34,421	31,805	29,071
Amortization of intangibles	28,137	25,467	36,200
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(43,286)	(16,905)	21,739
Increase in inventories	(37,036)	(6,823)	(20,618)
Decrease (increase) in other current assets	2,402	5,925	(4,633)
Decrease (increase) in other assets	2,472	(689)	5,180
Increase (decrease) in accounts payable and other current liabilities	52,017	(10,830)	(19,970)
Increase in deferred revenue and customer advances	9,433	2,613	1,976
Increase (decrease) in other liabilities	3,895	(13,220)	21,112

Net cash provided by operating activities	457,856	418,263	418,248
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(62,740)	(93,796)	(69,065)
Business acquisitions, net of cash acquired	—	(36,086)	(7,805)
Purchase of short-term investments	(1,234,671)	(518,390)	(19,738)
Maturity of short-term investments	885,896	229,244	115,419

Net cash (used in) provided by investing activities	(411,515)	(419,028)	18,811
Cash flows from financing activities:
Proceeds from debt issuances	315,641	184,309	469,407
Payments on debt	(181,358)	(92,556)	(817,463)
Payments of debt issuance costs	(1,498)	—	(501)
Proceeds from stock plans	100,584	19,099	28,646
Purchase of treasury shares	(296,292)	(211,377)	(237,500)
Excess tax benefit related to stock option plans	10,809	5,083	6,669
(Payments for) proceeds from debt swaps and other derivative contracts	(8,138)	5,162	(22,196)

Net cash used in financing activities	(60,252)	(90,280)	(572,938)
Effect of exchange rate changes on cash and cash equivalents	(18,702)	3,634	(32,932)

Decrease in cash and cash equivalents	(32,613)	(87,411)	(168,811)
Cash and cash equivalents at beginning of period	341,111	428,522	597,333

Cash and cash equivalents at end of period	$308,498	$341,111	$428,522

Supplemental cash flow information:
Income taxes paid	39,688	23,818	40,571
Interest paid	10,564	13,020	44,081

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
	Number of		Additional			Other	Total	Statements of
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Capital	Earnings	Stock	Income (Loss)	Equity	Income
	(In thousands)

Balance December 31, 2007	147,061	$1,471	$691,746	$1,590,924	$(1,764,297)	$66,232	$586,076
Comprehensive income, net of tax:
Net income	—	—	—	322,479	—	—	322,479	$322,479
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	(53,704)	(53,704)	(53,704)
Net depreciation and realized losses on derivative instruments, net of tax	—	—	—	—	—	(519)	(519)	(519)
Unrealized losses on investments, net of tax	—	—	—	—	—	(124)	(124)	(124)
Retirement liability adjustment, net of tax	—	—	—	—	—	(20,466)	(20,466)	(20,466)

Other comprehensive loss	—	—	—	—	—	(74,813)	(74,813)	(74,813)

Comprehensive income								$247,666

Issuance of common stock for employees:
Employee Stock Purchase Plan	61	1	3,409	—	—	—	3,410
Stock options exercised	825	8	25,228	—	—	—	25,236
Tax benefit related to stock option plans	—	—	6,669	—	—	—	6,669
Increase in valuation allowance	—	—	(1,732)	—	—	—	(1,732)
Treasury stock	—	—	—	—	(237,500)	—	(237,500)
Stock-based compensation	122	1	31,179	—	—	—	31,180

Balance December 31, 2008	148,069	$1,481	$756,499	$1,913,403	$(2,001,797)	$(8,581)	$661,005

Comprehensive income, net of tax:
Net income	—	—	—	323,313	—	—	323,313	$323,313
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	19,405	19,405	19,405
Net appreciation and realized gains on derivative instruments, net of tax	—	—	—	—	—	1,798	1,798	1,798
Unrealized losses on investments, net of tax	—	—	—	—	—	(25)	(25)	(25)
Retirement liability adjustment, net of tax	—	—	—	—	—	2,977	2,977	2,977

Other comprehensive income	—	—	—	—	—	24,155	24,155	24,155

Comprehensive income								$347,468

Issuance of common stock for employees:
Employee Stock Purchase Plan	88	1	3,243	—	—	—	3,244
Stock options exercised	514	5	15,850	—	—	—	15,855
Tax benefit related to stock option plans	—	—	5,083	—	—	—	5,083
Increase in valuation allowance	—	—	(705)	—	—	—	(705)
Treasury stock	—	—	—	—	(211,377)	—	(211,377)
Stock-based compensation	160	1	28,375	—	—	—	28,376

Balance December 31, 2009	148,831	$1,488	$808,345	$2,236,716	$(2,213,174)	$15,574	$848,949

Comprehensive income, net of tax:
Net income	—	—	—	381,763	—	—	381,763	$381,763
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	(24,568)	(24,568)	(24,568)
Unrealized gains on investments, net of tax	—	—	—	—	—	12	12	12
Retirement liability adjustment, net of tax	—	—	—	—	—	(2,813)	(2,813)	(2,813)

Other comprehensive loss	—	—	—	—	—	(27,369)	(27,369)	(27,369)

Comprehensive income								$354,394

Issuance of common stock for employees:
Employee Stock Purchase Plan	62	1	3,457	—	—	—	3,458
Stock options exercised	1,933	19	97,107	—	—	—	97,126
Tax benefit related to stock option plans	—	—	10,809	—	—	—	10,809
Release of valuation allowance	—	—	25,873	—	—	—	25,873
Treasury stock	—	—	—	—	(296,292)	—	(296,292)
Stock-based compensation	228	3	24,477	—	—	—	24,480

Balance December 31, 2010	151,054	$1,511	$970,068	$2,618,479	$(2,509,466)	$(11,795)	$1,068,797

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  Description of Business and Organization

Waters Corporation (“Waters®” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

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

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 70% in 2010, 69% in 2009 and 70% in 2008. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Seasonality of Business

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end.

Cash and Cash Equivalents

Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, and AAA rated U.S. treasury and European government bond money market funds, which are convertible to a known amount of cash and carry an insignificant risk of change in market value. Investments with longer maturities are classified as short-term investments, and are held primarily in bank deposits and U.S., German, French and Dutch government treasury bills. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

Short-Term Investments

Short-term investments are classified as available-for-sale in accordance with the accounting standard for investments in debt and equity securities. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. Realized gains and losses are determined on the specific identification method and are included in other income (expense) net. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the statement of operations. The Company classifies its investments as short-term investments exclusive of those categorized as cash equivalents. At December 31, 2010 and 2009, the Company had short-term investments with a cost of $638 million and $289 million, respectively, which approximated market value.

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

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance at			Balance at
	Beginning of Period	Additions	Deductions	End of Period

Allowance for Doubtful Accounts and Sales Returns:
2010	$6,723	$5,508	$(6,035)	$6,196
2009	$7,608	$6,956	$(7,841)	$6,723
2008	$9,634	$5,470	$(7,496)	$7,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 52% in 2010, 51% in 2009 and 50% in 2008. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2010, 2009 or 2008. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2010, 2009 and 2008.

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

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company performs an annual goodwill impairment assessment for its reporting units as of January 1 each year. The goodwill and other intangible assets accounting standard defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. For goodwill impairment review purposes, the Company has two reporting units, the Waters Division and TA. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

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

The Company capitalizes internal software development costs in accordance with the accounting standard for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $4 million and $2 million at December 31, 2010 and 2009, respectively.

Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standard for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2010 and 2009 are included in other assets and amounted to $4 million for both years.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2010 and 2009. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other
	Total at	for Identical	Observable	Significant
	December 31,	Assets	Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$87,975	$—	$87,975	$—
Short-term investments	637,921	—	637,921	—
Waters 401(k) Restoration Plan assets	19,988	—	19,988	—
Foreign currency exchange contract agreements	424	—	424	—

Total	$746,308	$—	$746,308	$—

Liabilities:
Foreign currency exchange contract agreements	$626	$—	$626	$—

Total	$626	$—	$626	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other
	Total at	for Identical	Observable	Significant
	December 31,	Assets	Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$181,925	$—	$181,925	$—
Short-term investments	289,146	—	289,146	—
Waters 401(k) Restoration Plan assets	17,955	—	17,955	—
Foreign currency exchange contract agreements	237	—	237	—

Total	$489,263	$—	$489,263	$—

Liabilities:
Foreign currency exchange contract agreements	$400	$—	$400	$—

Total	$400	$—	$400	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, retirement restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2010 and 2009.

In January 2009, the Company implemented the accounting and disclosure requirements related to non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this accounting and disclosure requirement did not have a significant impact on the Company’s financial statements.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt is $200 million and $203 million, respectively, at December 31, 2010.

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

Cash Flow Hedges

The Company uses interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. At both December 31, 2010 and 2009, the Company had no outstanding interest rate swap agreements. For the year ended December 31, 2009, the Company recorded a change of $2 million in accumulated other comprehensive income on the interest rate agreements. For the year ended December 31, 2008, the Company recorded a cumulative net pre-tax unrealized loss of $1 million in accumulated other comprehensive income on the interest rate agreements. For the years ended December 31, 2009 and 2008, the Company recorded additional interest expense of $2 million and $1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2010, 2009 and 2008, the Company held forward foreign exchange contracts with notional amounts totaling $136 million, $138 million and $120 million, respectively. At both December 31, 2010 and 2009, the Company had assets of less than $1 million in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. At December 31, 2010 and 2009, the Company had liabilities of $1 million and less than $1 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. For the year ended December 31, 2010, the Company recorded cumulative net pre-tax losses of $8 million, which consist of realized losses of $8 million relating to the closed forward contracts. For the year ended December 31, 2009, the Company recorded cumulative net pre-tax gains of $7 million, which consist of realized gains of $5 million relating to the closed forward contracts and $2 million of unrealized gains relating to the open forward contracts. For the year ended December 31, 2008, the Company recorded cumulative net pre-tax losses of $23 million, which consist of realized losses of $22 million relating to the closed forward contracts and $1 million of unrealized losses relating to the open forward contracts.

Stockholders’ Equity

In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2010 and 2009, the Company repurchased 4.4 million and 3.1 million shares at a cost of $292 million and $157 million, respectively, under this program, leaving $51 million authorized for future purchases.

During 2010, 2009 and 2008, the Company repurchased 4.4 million, 4.5 million and 4.1 million shares at a cost of $292 million, $210 million and $235 million, respectively, under the February 2009 authorization and previously announced programs. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common stock over a two-year period. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance prior to shipment of the instrument. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales net of amounts invoiced to the customer per the order.

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

The Company’s method of revenue recognition for certain products requiring installation is in accordance with the multiple element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

Instrument service contracts are typically billed at the beginning of the maintenance period. The amount of the service contract is amortized ratably to revenue over the instrument maintenance period. There are no deferred costs associated with the service contract as the cost of the service is recorded when the service is performed. No revenue is recognized until all revenue recognition criteria have been met.

Sales of software are accounted for in accordance with the accounting standards for software revenue recognition. The Company’s software arrangements typically include software licenses and maintenance contracts. Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and there are no significant post-delivery obligations remaining. The revenue associated with the software maintenance contract is recognized ratably over the maintenance term. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis. The Company uses the residual method to allocate software revenue when a transaction includes multiple elements and vendor specific objective evidence of the fair value of undelivered elements exists. Under the residual method, the fair value of the undelivered element (maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license) and recognized as revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance at	Accruals for	Settlements	Balance at
	Beginning of Period	Warranties	Made	End of Period

Accrued warranty liability:
2010	$10,109	$7,618	$(6,455)	$11,272
2009	$10,276	$5,725	$(5,892)	$10,109
2008	$13,119	$9,644	$(12,487)	$10,276

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2010, 2009 and 2008 were $10 million, $10 million and $9 million, respectively.

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

Comprehensive Income

The Company accounts for comprehensive income in accordance with the accounting standards for comprehensive income, which establish the accounting rules for reporting and displaying comprehensive income. The standard requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Subsequent Events

The Company did not have any material subsequent events.

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

In January 2010, the Company adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair-value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosure about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair-value measurements on a gross basis, rather than as one net amount.

Recently Issued Accounting Standards

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations or cash flows.

Also in October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations or cash flows.

3  Out-of-Period Adjustments

Accrual Balances

During the second quarter of 2010, the Company identified an error originating in periods prior to December 31, 2009. The error relates to an overstatement of the Company’s incentive plan and other accrual balances. The Company identified and corrected the error in the three months ended July 3, 2010 which reduced selling and administrative expense. The Company does not believe that the prior period error, individually or in the aggregate, was material to the year ended December 31, 2010 or any previously issued annual or quarterly financial statements. As a result, the Company did not restate its previously issued annual financial statements or interim financial data.

Capitalized Software

During 2008, the Company identified errors originating in periods prior to the three months ended June 28, 2008. The errors primarily related to (i) an overstatement of the Company’s income tax expense of $16 million as a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company identified and corrected the errors in the three months ended June 28, 2008, which had the effect of increasing cost of sales by $9 million; reducing gross profit and income from operations before income tax by $9 million; reducing the provision for income taxes by $16 million and increasing net income by $8 million. For the year ended December 31, 2008, the errors had the effect of reducing the Company’s effective tax rate by 4.0 percentage points. In addition, the out-of-period adjustments had the following effect on the consolidated balance sheet as of June 28, 2008: increased the gross carrying value of capitalized software by $46 million; increased accumulated amortization for capitalized software by $36 million; reduced deferred tax liabilities by $14 million; and increased accumulated other comprehensive income by $17 million.

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

4  Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2010	2009

Raw materials	$63,475	$57,223
Work in progress	17,301	15,419
Finished goods	123,524	106,024

Total inventories	$204,300	$178,666

5  Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2010	2009

Land and land improvements	$20,679	$20,688
Buildings and leasehold improvements	163,747	159,071
Production and other equipment	268,421	245,785
Construction in progress	13,578	12,347

Total property, plant and equipment	466,425	437,891
Less: accumulated depreciation and amortization	(251,365)	(226,965)

Property, plant and equipment, net	$215,060	$210,926

During 2010, 2009 and 2008, the Company retired and disposed of approximately $9 million, $7 million and $9 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6  Acquisitions

Effective January 1, 2009, the Company implemented the newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D on its balance sheet at its acquisition date fair value. These IPR&D assets are accounted for as indefinite-lived intangible assets until the underlying project is completed. Once the project is completed, the carrying value of the IPR&D is amortized over the estimated useful life of the asset. If a project becomes impaired or abandoned, the carrying value of the IPR&D is written down to its fair value with the related impairment charge recognized in the period in which the impairment occurs. This accounting standard is applicable to acquisitions completed after January 1, 2009. Previous standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new accounting standard does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under previous standards or under the newly issued accounting standard, will be recognized in current period income tax expense.

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

The pro forma effect of the ongoing operations for Waters, Thar, APG and VTI as though these acquisitions had occurred at the beginning of the periods covered by this report is immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7  Goodwill and Other Intangibles

The carrying amount of goodwill was $292 million, $293 million and $268 million at December 31, 2010, 2009 and 2008, respectively. Currency translation adjustments decreased goodwill by $1 million in 2010 and increased goodwill by $3 million in 2009. In addition, the Company’s acquisition of Thar increased goodwill by $22 million in 2009 (Note 6).

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2010			December 31, 2009
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Purchased intangibles	$134,723	$70,832	10 years	$136,604	$61,751	10 years
Capitalized software	229,850	127,056	5 years	217,102	122,920	5 years
Licenses	9,877	8,971	7 years	9,637	8,328	8 years
Patents and other intangibles	28,931	15,206	8 years	24,185	12,364	8 years

Total	$403,381	$222,065	7 years	$387,528	$205,363	7 years

During the year ended December 31, 2009, the Company acquired $24 million of purchased intangibles as a result of the acquisition of Thar. In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $17 million and $10 million, respectively, in the year ended December 31, 2010 due to the effect of foreign currency translation. The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $4 million and $3 million, respectively, in the year ended December 31, 2009 due to the effect of foreign currency translation.

For the years ended December 31, 2010, 2009 and 2008, amortization expense for intangible assets was $28 million, $25 million and $36 million, respectively. Included in amortization expense for the year ended December 31, 2008 is a $9 million out-of-period adjustment related to capitalized software. Amortization expense for intangible assets is estimated to be approximately $27 million for the year ended December 31, 2011 and is estimated to increase to approximately $35 million each for the years 2012 through 2015.

8  Debt

In February 2010, the Company issued and sold five-year senior unsecured notes at an interest rate of 3.75% with a face value of $100 million. This debt matures in February 2015. In March 2010, the Company issued and sold ten-year senior unsecured notes at an interest rate of 5.00% with a face value of $100 million. This debt matures in February 2020. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually in February and August of each year. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) that provides for a $500 million term loan facility and $600 million in revolving facilities, which include both a letter of credit and a swingline subfacility. The 2007 Credit Agreement matures in January 2012 and requires no scheduled prepayments before that date. The interest rates applicable to the 2007 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case plus a credit margin based upon the Company’s leverage ratio, which can range between 33 basis points and 72.5 basis points for LIBOR rate loans and range between zero basis points and 37.5 basis points for base rate loans. The 2007 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2007 Credit Agreement includes negative covenants that are customary for investment grade credit facilities and customary representations and warranties, affirmative covenants and events of default. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date.

As of December 31, 2010, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Lines of credit	$11,055	$11,772
2007 Credit Agreement, due January 2012	55,000	120,000

Total notes payable and debt	66,055	131,772

Senior unsecured notes — Series A — 3.75%, due February 2015	100,000	—
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	—
2007 Credit Agreement, due January 2012	500,000	500,000

Total long-term debt	700,000	500,000

Total debt	$766,055	$631,772

As of December 31, 2010 and 2009, the Company had a total amount available to borrow of $543 million and $479 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior notes and 2007 Credit Agreement borrowings were 1.69% and 0.78% at December 31, 2010 and 2009, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher rate paid on the fixed-rate debt.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million and $88 million at December 31, 2010 and 2009, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At December 31, 2010 and 2009, the weighted-average interest rates applicable to the short-term borrowings were 2.10% and 1.97%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9  Income Taxes

Income tax data for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

The components of income from operations before income taxes are as follows:
Domestic	$60,470	$64,942	$(6,728)
Foreign	377,393	321,710	378,920

Total	$437,863	$386,652	$372,192

	Year Ended December 31,
	2010	2009	2008

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$71,137	$59,472	$64,837
Deferred	(15,037)	3,867	(15,124)

Total	$56,100	$63,339	$49,713

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$21,599	$24,080	$1,687
State	3,491	3,757	2,422
Foreign	31,010	35,502	45,604

Total	$56,100	$63,339	$49,713

The differences between income taxes computed at the
United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$153,252	$135,328	$130,267
State income tax, net of federal income tax benefit	2,269	2,442	1,575
Net effect of foreign operations	(97,312)	(73,351)	(82,200)
Other, net	(2,109)	(1,080)	71

Provision for income taxes	$56,100	$63,339	$49,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Net operating losses and credits	$21,359	$83,515
Depreciation and capitalized software	10,339	7,462
Stock-based compensation	24,477	24,858
Deferred compensation	21,437	17,598
Revaluation of equity investments	5,896	6,159
Inventory	3,093	2,960
Accrued liabilities and reserves	23,976	11,746
Other	8,711	9,316

Total deferred tax assets	119,288	163,614
Valuation allowance	(10,361)	(83,683)

Deferred tax assets, net of valuation allowance	108,927	79,931
Deferred tax liabilities:
Depreciation and capitalized software	(10,877)	(9,060)
Amortization	(10,308)	(12,014)
Indefinite-lived intangibles	(19,901)	(18,764)
Other	(119)	(197)

Total deferred tax liabilities	(41,205)	(40,035)

Net deferred tax assets	$67,722	$39,896

Net deferred tax assets of $48 million and $21 million are included in other current assets and $20 million and $19 million are included in other assets at December 31, 2010 and 2009, respectively.

The Company’s deferred tax assets associated with net operating loss, tax credit carryforwards and alternative minimum tax credits are comprised of the following at December 31, 2010: less than $1 million benefit of U.S. federal and state net operating loss carryforwards that begin to expire in 2020 and 2011, respectively; $14 million in foreign tax credits, which begin to expire in 2011; $13 million in research and development credits that begin to expire in 2011; and less than $1 million ($2 million pre-tax) in foreign net operating losses, less than $1 million ($2 million pre-tax) of which do not expire under current law. The Company has excluded the benefit of $14 million ($38 million pre-tax) of U.S. federal and state net operating loss carryforwards from the deferred tax asset balance at December 31, 2010. This amount represents an “excess tax benefit”, as the term is defined in the accounting standard for stock-based compensation, which will be recognized as a reduction to the Company’s accrued income taxes and an addition to its additional paid-in capital when it is realized in the Company’s tax returns.

As of December 31, 2009, the Company had provided a deferred tax valuation allowance of $84 million, principally against foreign tax credits ($71 million), certain foreign net operating losses and other deferred tax assets. During the year ended December 31, 2010, the Company determined that it was more likely than not that it would realize some actual tax benefit of a portion of the deferred tax asset related to foreign tax credits, for which a full valuation allowance had been previously provided. During the year ended December 31, 2010, the Company realized a benefit of $12 million and determined that it expects to realize an additional benefit of $14 million in the future for this deferred tax asset. As a result, during the year ended December 31, 2010, the Company released the $71 million valuation allowance related to the deferred tax asset associated with the foreign tax credit carryforward,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced the deferred tax asset associated with the foreign tax credit carryforward by $57 million (reduced to $14 million), reduced accrued taxes by $12 million and increased additional paid-in capital by $26 million. The Company increased additional paid-in capital because the valuation allowance that was originally established against this deferred tax asset was originally recorded as a reduction in additional paid-in capital. The Company believes that its current projections of future taxable income support its judgment that the remaining deferred tax asset of approximately $14 million will more likely than not be realized in the future, based on the Company’s review of all relevant facts and circumstances.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $11 million, $5 million and $7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, there were unremitted earnings of foreign subsidiaries of approximately $1.7 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Balance at the beginning of the period	$77,924	$77,295	$68,463
Realization of uncertain U.K. tax benefits	(9,996)	—	—
Realization of uncertain pre-acquisition tax benefits	(1,500)	—	—
(Realization) recognition of uncertain legal entity reorganization tax benefits	—	(4,555)	5,000
Increase in other uncertain tax benefits	5,095	5,184	3,832

Balance at the end of the period	$71,523	$77,924	$77,295

During the year ended December 31, 2010, the Company recorded a net $8 million tax benefit in the income tax provision which represents the realization of a reserve for uncertain United Kingdom tax benefits net of the net audit settlement. Also, during the year ended December 31, 2010, the Company recorded $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. Included in the income tax provision for the year ended 2009 is approximately $5 million of tax benefit related to the reversal of a $5 million tax provision that was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009.

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of December 31, 2010, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rates for the years ended December 31, 2010, 2009 and 2008 were 12.8%, 16.4% and 13.4%, respectively. Included in the income tax provision for the year ended December 31, 2010 is the aforementioned $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom and the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the Company’s effective tax rate by 2.1 percentage points in the year ended December 31, 2010. Included in the income tax provision for the year ended December 31, 2009 is the aforementioned $5 million of tax benefit related to the reversal of a $5 million provision that was originally recorded in 2008, related to the reorganization of certain foreign legal entities. The tax benefit in 2009 decreased the Company’s effective tax rate by 1.2 percentage points in the year ended December 31, 2009. The one-time tax provision in 2008 increased the Company’s effective tax rate by 1.4 percentage points in the year ended December 31, 2008. In addition, the effective tax rate for 2008 included a $16 million benefit resulting from out-of-period adjustments related to software capitalization amortization. The out-of-period adjustments had the effect of reducing the Company’s effective tax rate by 4.0 percentage points in the year ended December 31, 2008. The remaining differences between the effective tax rates for 2010, 2009 and 2008 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

10  Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH in France and Germany. In January 2009, the French appeals court affirmed that the Company had infringed the Agilent Technologies GmbH patent and a judgment was issued against the Company. The Company has appealed this judgment. In 2008, the Company recorded a $7 million provision and, in the first quarter of 2009, the Company made a payment of $6 million for damages and fees estimated to be incurred in connection with the French litigation case. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2010 and 2009. No provision has been made for the German patent litigation and the Company believes the outcome, if the plaintiff ultimately prevails, will not have a material impact on the Company’s financial position.

11  Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $27 million, $34 million and $30 million during the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum rents payable as of December 31, 2010 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2011	$23,881
2012	18,169
2013	12,033
2014	7,594
2015 and thereafter	13,314

The Company licenses certain technology and software from third parties, which expire at various dates through 2016. Fees paid for licenses were less than $1 million for each of the years ended December 31, 2010, 2009 and 2008. Future minimum license fees payable under existing license agreements as of December 31, 2010 are immaterial for the years ended December 31, 2011 and thereafter.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12  Stock-Based Compensation

In May 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of December 31, 2010, the 2003 Plan has 2.2 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of December 31, 2010, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In February 2009, the Company adopted its 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2010, 1.0 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was less than $1 million, $1 million and $1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2010	2009	2008

Cost of sales	$2,483	$2,767	$2,980
Selling and administrative expenses	19,197	21,941	23,164
Research and development expenses	3,172	3,547	4,638

Total stock-based compensation	$24,852	$28,255	$30,782

As of both December 31, 2010 and 2009, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both December 31, 2010 and 2009, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets. The reduction in stock-based compensation expense for 2010 as compared to 2009 and 2008 is primarily a result of a shift over time in stock-based compensation grants from stock options to restricted stock units.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during 2010, 2009 and 2008 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2010	2009	2008

Options issued in thousands	667	608	583
Risk-free interest rate	2.0%	2.9%	2.1%
Expected life in years	6	6	6
Expected volatility	0.271	0.305	0.557
Expected dividends	—	—	—

Weighted-average Exercise Price and Fair Value of Options on the Date of Grant	2010	2009	2008

Exercise price	$78.21	$58.46	$42.91
Fair value	$23.97	$20.65	$22.69

The following table summarizes stock option activity for the plans for the year ended December 31, 2010 (in thousands, except per share data):

			Weighted-Average
	Number of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2009	6,857	$21.05 to $80.97	$47.58
Granted	667	$61.63 to $79.05	$78.21
Exercised	(1,933)	$21.05 to $77.94	$50.31
Canceled	(31)	$49.31 to $72.06	$68.27

Outstanding at December 31, 2010	5,560	$21.39 to $80.97	$50.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2010 by range of exercise prices (in thousands, except per share data):

		Weighted-	Remaining		Weighted-
Exercise	Number of Shares	Average	Contractual Life of	Number of Shares	Average
Price Range	Outstanding	Exercise Price	Options Outstanding	Exercisable	Exercise Price

$21.05 to $38.99	1,710	$32.67	3.0	1,682	$32.59
$39.00 to $59.99	2,667	$49.02	6.2	1,743	$47.73
$60.00 to $80.97	1,183	$78.15	8.5	312	$78.09

Total	5,560	$50.19	5.7	3,737	$43.45

During 2010, 2009 and 2008, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $45 million, $13 million and $26 million, respectively. The total cash received from the exercise of these stock options was $97 million, $16 million and $25 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2010 was $154 million. Options exercisable at December 31, 2010, 2009 and 2008 were 3.7 million, 5.1 million and 4.9 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2010, 2009 and 2008 were $43.45, $45.17 and $43.18, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2010 was 4.2 years.

At December 31, 2010, the Company had 5.5 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $153 million, $50.01 and 5.6 years, respectively, at December 31, 2010.

As of December 31, 2010, 2009 and 2008, there were $38 million, $36 million and $41 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock

During the years ended December 31, 2010, 2009 and 2008, the Company granted 12 thousand, 8 thousand and 8 thousand shares of restricted stock. The restrictions on these shares lapse at the end of a three-year period. The weighted-average fair value on the grant date of the restricted stock granted in 2010, 2009 and 2008 was $61.63, $38.09 and $76.75, respectively. The Company has recorded $1 million, less than $1 million and less than $1 million of compensation expense in the years ended December 31, 2010, 2009 and 2008 related to the restricted stock grants. As of December 31, 2010, the Company has 28 thousand unvested shares of restricted stock outstanding with a total of $1 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2010 (in thousands, except for per share amounts):

		Weighted-Average
	Shares	Price

Unvested at December 31, 2009	783	$45.30
Granted	217	$62.29
Vested	(218)	$46.98
Forfeited	(30)	$47.20

Unvested at December 31, 2010	752	$49.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2010, 2009 and 2008 on the restricted stock units expected to vest were $12 million, $10 million and $8 million, respectively. As of December 31, 2010, there were $23 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.0 years.

13  Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$381,763	92,385	$4.13

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,372
Exercised and cancellations		300

Net income per diluted common share	$381,763	94,057	$4.06

	Year Ended December 31, 2009
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$323,313	95,797	$3.37

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		939
Exercised and cancellations		126

Net income per diluted common share	$323,313	96,862	$3.34

	Year Ended December 31, 2008
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income per basic common share	$322,479	99,199	$3.25

Effect of dilutive stock option, restricted stock and restricted stock unit securities:
Outstanding		1,161
Exercised and cancellations		195

Net income per diluted common share	$322,479	100,555	$3.21

For the years ended December 31, 2010, 2009 and 2008, the Company had 2.5 million, 3.3 million and 1.3 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14  Comprehensive Income

Comprehensive income is detailed as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income	$381,763	$323,313	$322,479
Foreign currency translation	(24,568)	19,405	(53,704)
Net appreciation (depreciation) and realized gains (losses) on derivative instruments	—	2,766	(798)
Income tax (expense) benefit	—	(968)	279

Net appreciation (depreciation) and realized gains (losses) on derivative instruments, net of tax	—	1,798	(519)

Net foreign currency adjustments	(24,568)	21,203	(54,223)
Unrealized gains (losses) on investments before income taxes	19	(38)	(191)
Income tax (expense) benefit	(7)	13	67

Unrealized gains (losses) on investments, net of tax	12	(25)	(124)
Retirement liability adjustment, net of tax	(2,813)	2,977	(20,466)

Other comprehensive (loss) income	(27,369)	24,155	(74,813)

Comprehensive income	$354,394	$347,468	$247,666

15  Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, after one month of service. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2010, 2009 and 2008, the Company’s matching contributions amounted to $11 million, $10 million and $10 million, respectively. In addition, the Company also sponsors various other employee benefit plans (primarily defined contribution plans) outside the United States. The Company contributed $11 million, $10 million and $10 million in 2010, 2009 and 2008, respectively, to these non-U.S. plans.

Prior to December 31, 2007, U.S. employees were eligible to participate in the Waters Retirement Plan, a defined benefit, cash balance plan, after one year of service. Prior to the freeze of pay credit accruals in 2007, the Company credited each employee’s account annually as a percentage of eligible pay based on years of service. Each employee’s account continues to be credited with interest at the end of each year based on the employee’s account balance at the beginning of such year. The interest rate is the one-year constant maturity Treasury bond yield in effect as of the first business day in November preceding such year plus 0.5%, limited to a minimum interest crediting rate of 5% and a maximum interest crediting rate of 10%. An employee does not vest until the completion of three years of service, at which time the employee becomes 100% vested. The Company maintains an unfunded supplemental executive retirement plan, the Waters Retirement Restoration Plan, which is non-qualified and restores the benefits under the Waters Retirement Plan that are limited by IRS benefit and compensation maximums. As part of the amendments made in 2007, the Company’s Board of Directors approved a $13 million payment that was contributed to the Waters Employee Investment Plan in the first quarter of 2008.

The Company also sponsors other employee benefit plans in the U.S., including a retiree healthcare plan, which provides reimbursement for medical expenses and is contributory. There are various non-U.S. retirement plans sponsored by the Company. The eligibility and vesting of the non-U.S. plans are generally consistent with local laws and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summary data for the Waters Retirement Plan, Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”), the U.S. retiree healthcare plan and the Company’s non-U.S. retirement plans are presented in the following tables, using the measurement dates of December 31, 2010 and 2009, respectively.

The summary of the projected benefit obligations at December 31, 2010 and 2009 is as follows (in thousands):

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation, January 1	$108,118	$7,268	$26,517	$98,336	$6,348	$23,806
Service cost	55	1,052	1,710	55	868	1,726
Interest cost	6,315	356	1,027	6,215	363	886
Actuarial losses (gains)	8,256	(527)	669	5,946	70	428
Disbursements	(4,285)	(425)	(1,256)	(2,434)	(381)	(499)
Currency impact	—	—	837	—	—	170

Projected benefit obligation, December 31	$118,459	$7,724	$29,504	$108,118	$7,268	$26,517

The accumulated benefit obligations at December 31, 2010 and 2009 are as follows (in thousands):

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Accumulated benefit obligation	$118,437	*	$23,559	$107,912	*	$21,322

*	Not applicable.

The summary of the fair value of the plan assets at December 31, 2010 and 2009 is as follows (in thousands):

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Fair value of assets, January 1	$82,523	$3,084	$11,067	$58,456	$2,083	$10,069
Actual return on plan assets	10,182	304	371	17,100	602	241
Company contributions	4,767	220	1,593	9,401	212	747
Employee contributions	—	625	—	—	568	—
Disbursements	(4,285)	(425)	(1,256)	(2,434)	(381)	(499)
Currency impact	—	—	159	—	—	509

Fair value of assets, December 31	$93,187	$3,808	$11,934	$82,523	$3,084	$11,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status of the plans at December 31, 2010 and 2009 is as follows (in thousands):

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Projected benefit obligation	$(118,459)	$(7,724)	$(29,504)	$(108,118)	$(7,268)	$(26,517)
Fair value of plan assets	93,187	3,808	11,934	82,523	3,084	11,067

Projected benefit obligation in excess of fair value of plan assets	$(25,272)	$(3,916)	$(17,570)	$(25,595)	$(4,184)	$(15,450)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2010 and 2009 is as follows (in thousands):

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Long-term assets	$—	$—	$1,583	$—	$—	$1,782
Current liabilities	(292)	—	(91)	(57)	—	(90)
Long-term liabilities	(24,980)	(3,916)	(19,062)	(25,538)	(4,184)	(17,142)

Net amount recognized at December 31	$(25,272)	$(3,916)	$(17,570)	$(25,595)	$(4,184)	$(15,450)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010			2009			2008
		U.S.			U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans

Service cost	$55	$427	$1,710	$55	$300	$1,726	$91	$231	$1,502
Interest cost	6,315	356	1,027	6,215	363	886	5,944	329	885
Expected return on plan assets	(7,123)	(226)	(329)	(6,704)	(149)	(354)	(6,128)	(156)	(432)
Net amortization:
Prior service (credit) cost	—	(53)	—	148	(54)	—	148	(54)	—
Net actuarial loss (gain)	1,095	—	11	459	—	44	86	—	(27)

Net periodic pension cost	$342	$504	$2,419	$173	$460	$2,302	$141	$350	$1,928

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive (loss) income in stockholders’ equity for the plans at December 31, 2010 and 2009 is as follows (in thousands):

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Net (loss) gain	$(36,058)	$247	$(1,920)	$(31,955)	$(358)	$(1,050)
Prior service credit	—	213	—	—	267	—

Total	$(36,058)	$460	$(1,920)	$(31,955)	$(91)	$(1,050)

The summary of the amounts included in accumulated other comprehensive (loss) income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2010 is as follows (in thousands):

	2010
		U.S.
	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension
	Plans	Plan	Plans

Net loss	$(1,732)	$—	$(28)
Prior service credit	—	54	—

Total	$(1,732)	$54	$(28)

The plans’ investment asset mix is as follow at December 31, 2010 and 2009:

	2010			2009
		U.S.			U.S.
	U.S.	Retiree	Non-U.S.	U.S.	Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans

Equity securities	67%	56%	0%	67%	62%	0%
Debt securities	32%	19%	0%	31%	23%	2%
Cash and cash equivalents	1%	25%	50%	2%	15%	53%
Other	0%	0%	50%	0%	0%	45%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S. Retiree		Non-U.S.
	Healthcare Plans		Pension Plans
	Policy Target	Range	Policy Target

Equity securities	60%	40% - 80%	0%
Debt securities	25%	20% - 60%	0%
Cash and cash equivalents	5%	0% - 20%	50%
Other	10%	0% - 20%	50%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be invested in financial markets outside of the United States. The Company does not invest in its own stock within the U.S. retirement plans’ assets.

The fair value of the Company’s retirement plan assets are as follows at December 31, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

U.S. Pension Plans:
Mutual funds(a)	$83,257	$83,257	$—	$—
Common stocks(b)	4,560	4,560	—	—
Cash equivalents(c)	488	—	488	—
Hedge funds(d)	4,882	—	—	4,882

Total U.S. Pension Plans	93,187	87,817	488	4,882
U.S. Retiree Healthcare Plan:
Mutual funds(e)	2,874	2,874	—	—
Cash equivalents(c)	934	—	934	—

Total U.S. Retiree Healthcare Plan	3,808	2,874	934	—
Non-U.S. Pension Plans:
Cash equivalents(c)	6,021	6,021	—	—
Bank and insurance investment contracts(g)	5,913	—	—	5,913

Total Non-U.S. Pension Plans	11,934	6,021	—	5,913

Total fair value of retirement plan assets	$108,929	$96,712	$1,422	$10,795

The fair value of the Company’s retirement plan assets are as follows at December 31, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

U.S. Pension Plans:
Mutual funds(h)	$71,636	$71,636	$—	$—
Common stocks(b)	3,660	3,660	—	—
Cash equivalents(c)	1,810	—	1,810	—
Hedge funds(d)	5,417	—	—	5,417

Total U.S. Pension Plans	82,523	75,296	1,810	5,417
U.S. Retiree Healthcare Plan:
Mutual funds(i)	2,629	2,629	—	—
Cash equivalents(c)	455	—	455	—

Total U.S. Retiree Healthcare Plan	3,084	2,629	455	—
Non-U.S. Pension Plans:
Cash equivalents(c)	5,890	5,890	—	—
Mutual funds(f)	175	175	—	—
Bank and insurance investment contracts(g)	5,002	—	—	5,002

Total Non-U.S. Pension Plans	11,067	6,065	—	5,002

Total fair value of retirement plan assets	$96,674	$83,990	$2,265	$10,419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 38% in the common stock of large-cap U.S. Companies, 27% in the common stock of international growth companies, and 35% in fixed income bonds issued by U.S. companies and by the U.S. Government and its Agencies.

(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.

(c)	Primarily represents money market funds held with various financial institutions.

(d)	Hedge fund invests in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.

(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 72% in the common stock of large-cap U.S. Companies, 9% in the common stock of international growth companies and 19% in fixed income bonds of U.S. companies and U.S. Government.

(f)	The mutual funds balance in the Non-U.S. Pension Plans is invested in international bonds.

(g)	Amount represents bank and insurance guaranteed investment contracts.

(h)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 38% in the common stock of large-cap U.S. Companies, 27% in the common stock of international growth companies, and 35% in fixed income bonds issued by U.S. companies and by the U.S. Government and its Agencies.

(i)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 61% in the common stock of large-cap U.S. Companies, 12% in the common stock of international growth companies and 27% in fixed income bonds of U.S. companies and U.S. Government.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2010 and 2009 (in thousands):

			Insurance
			Guaranteed
			Investment
	Total	Hedge Funds	Contracts

Fair value of assets, December 31, 2008	$8,466	$3,859	$4,607
Net purchases (sales) and appreciation (depreciation)	1,953	1,558	395

Fair value of assets, December 31, 2009	10,419	5,417	5,002
Net purchases (sales) and appreciation (depreciation)	376	(535)	911

Fair value of assets, December 31, 2010	$10,795	$4,882	$5,913

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.31%	3.63%	5.95%	4.05%	6.38%	3.65%
Increases in compensation levels	4.75%	2.90%	4.75%	2.94%	4.75%	3.21%

The weighted-average assumptions used to determine the pension cost at December 31, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.95%	4.05%	6.38%	3.65%	6.40%	4.12%
Return on assets	6.86%	3.07%	7.95%	3.34%	8.00%	4.03%
Increases in compensation levels	4.75%	2.94%	4.75%	3.21%	4.75%	3.24%

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

During fiscal year 2011, the Company expects to contribute a total of approximately $3 million to $5 million to the Company’s defined benefit plans.

Estimated future benefit payments as of December 31, 2010 are as follows (in thousands):

		Non-U.S.
	U.S. Pension and	Pension
	Retiree Healthcare Plans	Plans	Total

2011	$4,498	$935	$5,433
2012	4,683	641	5,324
2013	5,360	952	6,312
2014	6,753	1,125	7,878
2015	7,375	1,356	8,731
2016 - 2020	49,956	8,164	58,120

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company’s products and services are as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Product net sales:
Waters instrument systems	$772,631	$699,014	$767,122
Chemistry	264,368	243,629	243,855
TA instrument systems	129,628	109,335	128,909

Total product sales	1,166,627	1,051,978	1,139,886

Service net sales:
Waters service	434,352	408,482	398,409
TA service	42,392	38,240	36,829

Total service sales	476,744	446,722	435,238

Total net sales	$1,643,371	$1,498,700	$1,575,124

Geographic sales information is presented below for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Net Sales:
United States	$499,535	$459,541	$476,301
Europe	494,638	495,646	545,620
Japan	187,581	164,120	151,685
Asia	353,068	283,224	291,639
Other	108,549	96,169	109,879

Total net sales	$1,643,371	$1,498,700	$1,575,124

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

Long-lived assets information at December 31, 2010 and 2009 is presented below (in thousands):

	2010	2009

Long-lived assets:
United States	$171,751	$167,449
Europe	32,548	34,285
Japan	1,611	1,590
Asia	7,865	6,587
Other	1,285	1,015

Total long-lived assets	$215,060	$210,926

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17  Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$367,700	$391,055	$401,038	$483,578	$1,643,371
Cost of sales	145,932	155,133	162,985	189,253	653,303

Gross profit	221,768	235,922	238,053	294,325	990,068
Selling and administrative expenses	106,693	106,939	111,306	120,518	445,456
Research and development expenses	20,076	20,807	20,524	22,867	84,274
Purchased intangibles amortization	2,642	2,592	2,408	2,764	10,406

Operating income	92,357	105,584	103,815	148,176	449,932
Interest expense	(2,614)	(3,621)	(3,810)	(3,879)	(13,924)
Interest income	329	448	516	562	1,855

Income from operations before income taxes	90,072	102,411	100,521	144,859	437,863
Provision for income tax expense	14,554	17,489	5,802	18,255	56,100

Net income	$75,518	$84,922	$94,719	$126,604	$381,763

Net income per basic common share	0.81	0.92	1.03	1.38	4.13
Weighted-average number of basic common shares	93,629	92,612	91,714	91,583	92,385
Net income per diluted common share	0.79	0.90	1.02	1.36	4.06
Weighted-average number of diluted common shares and equivalents	95,223	94,278	93,286	93,344	94,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$333,052	$362,837	$373,963	$428,848	$1,498,700
Cost of sales	127,454	144,154	153,143	170,131	594,882

Gross profit	205,598	218,683	220,820	258,717	903,818
Selling and administrative expenses	99,159	109,583	102,675	109,986	421,403
Research and development expenses	18,332	19,722	19,310	19,790	77,154
Purchased intangibles amortization	2,616	2,683	2,723	2,637	10,659

Operating income	85,491	86,695	96,112	126,304	394,602
Interest expense	(3,130)	(2,649)	(2,864)	(2,343)	(10,986)
Interest income	908	595	785	748	3,036

Income from operations before income taxes	83,269	84,641	94,033	124,709	386,652
Provision for income tax expense	9,922	14,734	18,097	20,586	63,339

Net income	$73,347	$69,907	$75,936	$104,123	$323,313

Net income per basic common share	0.75	0.73	0.80	1.10	3.37
Weighted-average number of basic common shares	97,304	96,147	95,235	94,516	95,797
Net income per diluted common share	0.75	0.72	0.79	1.08	3.34
Weighted-average number of diluted common shares and equivalents	97,927	96,996	96,513	96,111	96,862

The Company experiences an increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher in the second and third quarters over the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the first quarter of 2010, the Company recorded $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. In the third quarter of 2010, the Company recorded a net $8 million tax benefit in the income tax provision related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom. In the first quarter of 2009, the Company recorded approximately $5 million of tax benefit relating to the reversal of a $5 million tax provision which was originally recorded in the third quarter of 2008 relating to the reorganization of certain foreign legal entities (Note 9).

SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2010, 2009, 2008, 2007 and 2006. The Company’s financial statements as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010 are included in Item 8, Financial Statements and Supplemental Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2010	2009	2008	2007	2006

STATEMENT OF OPERATIONS DATA:
Net sales	$1,643,371	$1,498,700	$1,575,124	$1,473,048	$1,280,229
Income from operations before income taxes	$437,863	$386,652	$372,192	$323,192	$262,959
Net income	$381,763	$323,313	$322,479	$268,072	$222,200
Net income per basic common share	$4.13	$3.37	$3.25	$2.67	$2.16
Weighted-average number of basic common shares	92,385	95,797	99,199	100,500	102,691
Net income per diluted common share	$4.06	$3.34	$3.21	$2.62	$2.13
Weighted-average number of diluted common shares and equivalents	94,057	96,862	100,555	102,505	104,240
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and short-term investments	$946,419	$630,257	$428,522	$693,014	$514,166
Working capital, including current maturities of debt*	$1,200,791	$777,808	$666,796	$578,628	$313,846
Total assets	$2,327,670	$1,907,931	$1,622,898	$1,881,055	$1,617,313
Long-term debt	$700,000	$500,000	$500,000	$500,000	$500,000
Stockholders’ equity*	$1,068,797	$848,949	$661,005	$586,076	$362,383
Employees	5,381	5,216	5,033	4,956	4,687

*	As result of the adoption of the newly issued accounting standard for employers’ accounting for defined benefit pension and other postretirement plans as of December 31, 2006, the Company is required to recognize the underfunded status of the Company’s retirement plans as a liability in the consolidated balance sheets. Prior to 2006, a significant portion of the Company’s retirement contribution accrual was classified in other current liabilities and included in working capital. Beginning in 2006, in accordance with this standard, the majority of the retirement contribution accrual is included in the long-term retirement liability. Also, the adoption of this standard had the following after-tax effect on stockholders’ equity: increased $3 million in 2009, decreased $20 million in 2008, increased $9 million in 2007 and decreased $2 million in 2006.

*	As a result of the adoption of newly issued accounting standard for income tax uncertainty as of January 1, 2007, the Company is required to measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Prior to January 1, 2007, these amounts were included in accrued income taxes in current liabilities. On January 1, 2007, the Company recorded the effect of adopting this new standard with a $4 million charge to beginning retained earnings and a $58 million reclassification from accrued income taxes, which was included in working capital, to the long-term income tax liability in the consolidated balance sheet.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 33 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 34 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors and Executive Officers” and “Report of the Audit Committee of the Board of Directors.” Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors and that is in compliance with Item 406 of Regulation S-K. The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website, www.waters.com, under the caption “Governance”. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on its website. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

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

This information is contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” and “Compensation and Management Development Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (A))

Equity compensation plans approved by security holders	5,560	$50.19	2,163
Equity compensation plans not approved by security holders	—	—	—

Total	5,560	$50.19	2,163

See Note 12, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Directors and Executive Officers”, “Directors Meetings and Board Committees” and “Corporate Governance”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading “Ratification of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 35 to 67. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 25, 2011, is set forth on page 34 of this Form 10-K.

(2) Financial Statement Schedule:

None.

(3) Exhibits:

Exhibit
Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)
3.11	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 12, 1999.(4)
3.12	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended July 27, 2000.(7)
3.13	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, as amended May 25, 2001.(9)
3.21	Amended and Restated Bylaws of Waters Corporation dated as of May 11, 2010.(25)
4.1	Rights Agreement dated August 9, 2002, between the Waters Corporation and Equiserve Trust Co.(11)
4.2	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent.(16)
10.3	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(6)(*)
10.4	Waters Corporation 1996 Employee Stock Purchase Plan.(2)(*)
10.5	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(22)(*)
10.6	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(6)(*)
10.1	Waters Corporation Retirement Plan.(3)(*)
10.17	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(13)(*)
10.27	Form of Director Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.28	Form of Director Restricted Stock Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.29	Form of Executive Officer Stock Option Agreement under the Waters Corporation Amended 2003 Equity Incentive Plan.(14)(*)
10.31	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)
10.32	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan.(15)(*)
10.34	Waters Corporation 2003 Equity Incentive Plan.(12)(*)
10.35	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(15)(*)

Exhibit
Number	Description of Document

10.36	2008 Waters Corporation Management Incentive Plan.(22)(*)
10.38	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(17)(*)
10.41	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)
10.42	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)
10.43	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)
10.44	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)
10.46	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(18)(*)
10.47	Five Year Credit Agreement, dated January 11, 2007 among Waters Corporation, Waters Technologies Ireland Limited, JP Morgan Chase Bank, N.A., JP Morgan Europe and other Lenders party thereto.(18)
10.48	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(18)(*)
10.49	Amended and Restated Waters Retirement Restoration Plan, Effective January 1, 2008.(22)(*)
10.5	Amended and Restated Waters 401(k) Restoration Plan, Effective January 1, 2008.(19)(*)
10.53	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Mark T. Beaudouin.(20)(*)
10.54	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Douglas A. Berthiaume.(20)(*)
10.55	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Arthur G. Caputo.(20)(*)
10.56	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and William J. Curry.(20)(*)
10.57	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and John Ornell.(20)(*)
10.58	Change of Control/Severance Agreement, dated as of February 27, 2008 between Waters Corporation and Elizabeth B. Rae.(20)(*)
10.59	Term Credit Agreement, dated as of March 25, 2008 among Waters Corporation, JP Morgan Chase Bank, N.A. and other lenders party thereto.(21)
10.6	Waters Corporation 2009 Employee Stock Purchase Plan (23)(*)
10.61	Note Purchase Agreement, dated February 1, 2010 between Waters Corporation and the purchases named therein.(24)
21.1	Subsidiaries of Waters Corporation.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.(**)

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement (File No. 001-14010).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000 (File No. 001-14010).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A12B/A dated August 27, 2002 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(18)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 2, 2008 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 6, 2010 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ John Ornell
John Ornell
Vice President, Finance and
Administration and Chief Financial Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

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