Form 10-Q
period 2011-04-02
WATERS CORP /DE/
filed 2011-05-06
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of April 29, 2011: 91,638,667

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of April 2, 2011 and December 31, 2010	1
Consolidated Statements of Operations (unaudited) for the three months ended April 2, 2011 and April 3, 2010	2
Consolidated Statements of Cash Flows (unaudited) for the three months ended April 2, 2011 and April 3, 2010	3
Condensed Notes to Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	22
Signature	23
EX-10.62
EX-10.63
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	April 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$296,860	$308,498
Short-term investments	742,189	637,921
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,844 and $6,196 at April 2, 2011 and December 31, 2010, respectively	349,397	358,237
Inventories	223,882	204,300
Other current assets	71,006	77,685

Total current assets	1,683,334	1,586,641
Property, plant and equipment, net	216,989	215,060
Intangible assets, net	191,432	181,316
Goodwill	293,517	291,657
Other assets	61,890	52,996

Total assets	$2,447,162	$2,327,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$390,346	$66,055
Accounts payable	67,404	64,406
Accrued employee compensation	28,669	52,831
Deferred revenue and customer advances	133,781	106,445
Accrued income taxes	23,132	11,909
Accrued warranty	11,934	11,272
Other current liabilities	60,963	72,932

Total current liabilities	716,229	385,850
Long-term liabilities:
Long-term debt	400,000	700,000
Long-term portion of retirement benefits	75,742	72,624
Long-term income tax liability	78,855	77,764
Other long-term liabilities	25,542	22,635

Total long-term liabilities	580,139	873,023

Total liabilities	1,296,368	1,258,873

Commitments and contingencies (Notes 4, 5 and 9)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 2, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 151,661 and 151,054 shares issued, 91,532 and 91,848 shares outstanding at April 2, 2011 and December 31, 2010, respectively	1,517	1,511
Additional paid-in capital	996,675	970,068
Retained earnings	2,712,968	2,618,479
Treasury stock, at cost, 60,129 and 59,206 shares at April 2, 2011 and December 31, 2010, respectively	(2,582,645)	(2,509,466)
Accumulated other comprehensive income (loss)	22,279	(11,795)

Total stockholders’ equity	1,150,794	1,068,797

Total liabilities and stockholders’ equity	$2,447,162	$2,327,670

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Product sales	$303,336	$253,042
Service sales	124,267	114,658

Total net sales	427,603	367,700

Cost of product sales	115,901	97,405
Cost of service sales	53,928	48,527

Total cost of sales	169,829	145,932

Gross profit	257,774	221,768

Selling and administrative expenses	117,124	106,693

Research and development expenses	22,254	20,076

Purchased intangibles amortization	2,501	2,642

Operating income	115,895	92,357

Interest expense	(4,083)	(2,614)

Interest income	713	329

Income from operations before income taxes	112,525	90,072

Provision for income taxes	18,036	14,554

Net income	$94,489	$75,518

Net income per basic common share	$1.03	$0.81

Weighted-average number of basic common shares	91,649	93,629

Net income per diluted common share	$1.01	$0.79

Weighted-average number of diluted common shares and equivalents	93,313	95,223
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$94,489	$75,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,022	904
Provisions on inventory	3,224	2,648
Stock-based compensation	7,015	6,031
Deferred income taxes	(1,479)	(1,950)
Depreciation	8,640	8,441
Amortization of intangibles	7,520	6,544
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	17,730	(6,230)
Increase in inventories	(17,353)	(16,134)
Decrease (increase) in other current assets	2,278	(4,679)
Increase in other assets	(1,755)	(4,222)
(Decrease) increase in accounts payable and other current liabilities	(26,836)	13,720
Increase in deferred revenue and customer advances	23,856	23,732
Increase (decrease) in other liabilities	4,410	(1,168)

Net cash provided by operating activities	122,761	103,155
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(16,839)	(10,165)
Purchase of short-term investments	(432,189)	(216,748)
Maturity of short-term investments	327,921	110,726

Net cash used in investing activities	(121,107)	(116,187)
Cash flows from financing activities:
Proceeds from debt issuances	242,126	213,273
Payments on debt	(217,835)	(132,663)
Payments of debt issuance costs	(1,169)	(1,473)
Proceeds from stock plans	14,083	8,852
Purchase of treasury shares	(73,179)	(105,019)
Excess tax benefit related to stock option plans	5,832	2,182
Proceeds from (payments for) debt swaps and other derivative contracts	2,892	(3,631)

Net cash used in financing activities	(27,250)	(18,479)
Effect of exchange rate changes on cash and cash equivalents	13,958	(12,588)

Decrease in cash and cash equivalents	(11,638)	(44,099)
Cash and cash equivalents at beginning of period	308,498	341,111

Cash and cash equivalents at end of period	$296,860	$297,012

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters will not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2011 and 2010 ended on April 2, 2011 and April 3, 2010, respectively.
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
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 25, 2011.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 2, 2011 and December 31, 2010. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 2, 2011 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	April 2, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$96,753	$—	$96,753	$—
Short-term investments	742,189	—	742,189	—
Waters 401(k) Restoration Plan assets	21,850	—	21,850	—
Foreign currency exchange contract agreements	987	—	987	—

Total	$861,779	$—	$861,779	$—

Liabilities:
Foreign currency exchange contract agreements	$283	$—	$283	$—

Total	$283	$—	$283	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$87,975	$—	$87,975	$—
Short-term investments	637,921	—	637,921	—
Waters 401(k) Restoration Plan assets	19,988	—	19,988	—
Foreign currency exchange contract agreements	424	—	424	—

Total	$746,308	$—	$746,308	$—

Liabilities:
Foreign currency exchange contract agreements	$626	$—	$626	$—

Total	$626	$—	$626	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of April 2, 2011 and December 31, 2010.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Other Financial Instruments
The Company’s cash, accounts receivable, accounts payable and debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt is $400 million and $388 million, respectively, at April 2, 2011. The carrying value and fair value of the Company’s fixed interest rate debt is $200 million and $203 million, respectively, at December 31, 2010.
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
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At April 2, 2011 and December 31, 2010, the Company held forward foreign exchange contracts with notional amounts totaling $148 million and $136 million, respectively. At April 2, 2011 and December 31, 2010, the Company had assets of $1 million and less than $1 million, respectively, in other current assets in the consolidated balance sheets related to the foreign currency exchange contracts. At April 2, 2011 and December 31, 2010, the Company had liabilities of less than $1 million and $1 million, respectively, in other current liabilities in the consolidated balance sheets related to the foreign currency exchange contracts. For the three months ended April 2, 2011, the Company recorded cumulative net pre-tax gains of $4 million, which consists of realized gains of $3 million relating to closed forward contracts and $1 million of unrealized gains relating to open forward contracts. For the three months ended April 3, 2010, the Company recorded cumulative net pre-tax losses of $2 million, which consists of realized losses of $4 million relating to closed forward contracts and $2 million of unrealized gains relating to open forward contracts.
Stockholders’ Equity
The Company repurchased $67 million and $101 million of the Company’s outstanding common stock during the three months ended April 2, 2011 and April 3, 2010, respectively. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended April 2, 2011, the Company repurchased 0.2 million shares at a cost of $17 million under this program.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended April 2, 2011 and April 3, 2010, the Company repurchased 0.7 million and 1.7 million shares at a cost of $50 million and $101 million, respectively, under this program. As of April 2, 2011, the Company repurchased an aggregate of 8.2 million shares of its common stock under the now expired February 2009 program for an aggregate cost of $499 million.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 2, 2011 and April 3, 2010 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
April 2, 2011	$11,272	$2,603	$(1,941)	$11,934
April 3, 2010	$10,109	$1,409	$(1,476)	$10,042
Subsequent Events
The Company did not have any material subsequent events.
2 Inventories
Inventories are classified as follows (in thousands):

	April 2, 2011	December 31, 2010
Raw materials	$72,077	$63,475
Work in progress	20,878	17,301
Finished goods	130,927	123,524

Total inventories	$223,882	$204,300

3 Goodwill and Other Intangibles
The carrying amount of goodwill was $294 million and $292 million at April 2, 2011 and December 31, 2010, respectively. Currency translation adjustments increased goodwill by $2 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	April 2, 2011			December 31, 2010
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$136,270	$74,460	10 years	$134,723	$70,832	10 years
Capitalized software	253,481	139,826	5 years	229,850	127,056	5 years
Licenses	6,619	5,803	6 years	9,877	8,971	7 years
Patents and other intangibles	31,333	16,182	8 years	28,931	15,206	8 years

Total	$427,703	$236,271	7 years	$403,381	$222,065	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $17 million and $10 million, respectively, in the three months ended April 2, 2011 due to the effect of foreign currency translation. Amortization expense for intangible assets was $8 million and $7 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Amortization expense for intangible assets is estimated to be approximately $40 million per year for 2012 and 2013 and is estimated to increase to approximately $45 million per year for the years 2014 through 2016.
4 Debt
The Company issued and sold the following senior unsecured notes during the three months ended April 2, 2011:

				Face Value
Senior Notes	Issue Date	Term	Interest Rate	(in millions)	Maturity Date
Series C	March 2011	5 years	2.50%	$50	March 2016
Series D	March 2011	7 years	3.22%	$100	March 2018
Series E	March 2011	10 years	3.97%	$50	March 2021
The Company used the proceeds from the issuance of these senior unsecured notes to repay $140 million of the term loan under the 2007 Credit Agreement and other outstanding debt, and for general corporate purposes. Interest on the issuances of senior unsecured notes is payable semi-annually in March and September of each year. The Company may prepay all or some of the senior notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreements) of the Company, the Company may be required to prepay the senior notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, certain customary representations and warranties, affirmative covenants and events of default.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of April 2, 2011, the Company was in compliance with all debt covenants.
At April 2, 2011 and December 31, 2010, the Company had the following outstanding debt (in thousands):

	April 2, 2011	December 31, 2010
Lines of credit	$10,346	$11,055
2007 Credit Agreement, due January 2012	380,000	55,000

Total notes payable and debt	390,346	66,055

Senior unsecured notes — Series A — 3.75%, due February 2015	100,000	100,000
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	100,000
Senior unsecured notes — Series C — 2.50%, due March 2016	50,000	—
Senior unsecured notes — Series D — 3.22%, due March 2018	100,000	—
Senior unsecured notes — Series E — 3.97%, due March 2021	50,000	—
2007 Credit Agreement, due January 2012	—	500,000

Total long-term debt	400,000	700,000

Total debt	$790,346	$766,055

As of April 2, 2011 and December 31, 2010, the Company had a total amount available to borrow of $579 million and $543 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior notes and 2007 Credit Agreement borrowings were 2.30% and 1.69% at April 2, 2011 and December 31, 2010, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher rate paid on the fixed-rate debt.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $102 million and $111 million at April 2, 2011 and December 31, 2010, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At April 2, 2011 and December 31, 2010, the weighted-average interest rates applicable to the short-term borrowings were 2.11% and 2.10%, respectively.
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
The following is a summary of the activity in the Company’s unrecognized tax benefits for the three months ended April 2, 2011 and April 3, 2010 (in thousands):

	April 2, 2011	April 3, 2010
Balance at the beginning of the period	$71,523	$77,924
Realization of uncertain pre-acquisition tax benefits	—	(1,500)
Increase in other uncertain tax benefits	1,374	1,052

Balance at the end of the period	$72,897	$77,476

For the three months ended April 3, 2010, the Company recorded approximately $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 2, 2011, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
The Company’s effective tax rates for the three months ended April 2, 2011 and April 3, 2010 were 16.0% and 16.2%, respectively. Included in the income tax provision for the three months ended April 3, 2010 is the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 1.7 percentage points in the three months ended April 3, 2010. The remaining difference between the effective tax rates for the three months ended April 2, 2011 as compared to the three months ended April 3, 2010 was primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
6 Stock-Based Compensation
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
The consolidated statements of operations for the three months ended April 2, 2011 and April 3, 2010 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of sales	$696	$625
Selling and administrative expenses	5,466	4,657
Research and development expenses	853	749

Total stock-based compensation	$7,015	$6,031

As of both April 2, 2011 and December 31, 2010, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both April 2, 2011 and December 31, 2010, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 2, 2011 and April 3, 2010 are as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 2, 2011	April 3, 2010
Options issued in thousands	32	32
Risk-free interest rate	2.1%	3.0%
Expected life in years	6	6
Expected volatility	0.290	0.293
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	April 2, 2011	April 3, 2010
Exercise price	$78.10	$61.63
Fair value	$25.25	$21.40
The following table summarizes stock option activity for the plans for the three months ended April 2, 2011 (in thousands, except per share data):

			Weighted-Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2010	5,560	$21.39 to $80.97	$50.19
Granted	32	$78.10	$78.10
Exercised	(334)	$21.39 to $77.94	$39.69
Canceled	(24)	$36.25 to $80.97	$80.87

Outstanding at April 2, 2011	5,234	$21.39 to $79.05	$50.89

Restricted Stock
During the three months ended April 2, 2011, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $78.10 per share. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended April 2, 2011 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2010	752	$49.64
Granted	173	$79.00
Vested	(249)	$48.11
Forfeited	(3)	$52.62

Unvested at April 2, 2011	673	$57.74

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 2, 2011
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$94,489	91,649	$1.03
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,664

Net income per diluted common share	$94,489	93,313	$1.01

	Three Months Ended April 3, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$75,518	93,629	$0.81
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,594

Net income per diluted common share	$75,518	95,223	$0.79

For the three months ended April 2, 2011, the Company had 0.7 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For the three months ended April 3, 2010, the Company had 1.9 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
8 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net income	$94,489	$75,518
Foreign currency translation	32,106	(23,410)
Unrealized gains on investments before income taxes	2,488	41
Income tax expense	(871)	(14)

Unrealized gains on investments, net of tax	1,617	27
Retirement liability adjustment, net of tax	351	129

Other comprehensive income (loss)	34,074	(23,254)

Comprehensive income	$128,563	$52,264

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended April 2, 2011 and April 3, 2010 is as follows (in thousands):

	Three Months Ended
	April 2, 2011			April 3, 2010
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$134	$480	$15	$96	$424
Interest cost	1,554	94	265	1,585	103	256
Expected return on plan assets	(1,880)	(69)	(75)	(1,785)	(53)	(79)
Net amortization:
Prior service credit	—	(13)	—	—	(13)	—
Net actuarial loss (gain)	433	—	7	262	—	(13)

Net periodic pension cost	$107	$146	$677	$77	$133	$588

For the three months ended April 2, 2011, the Company contributed less than $1 million to the Company’s U.S. pension plans. During fiscal year 2011, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
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
Net sales for the Company’s products and services are as follows for the three months ended April 2, 2011 and April 3, 2010 (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Product net sales:
Waters instrument systems	$197,511	$158,567
Chemistry	73,722	66,678
TA instrument systems	32,103	27,797

Total product sales	303,336	253,042

Service net sales:
Waters service	113,407	105,008
TA service	10,860	9,650

Total service sales	124,267	114,658

Total net sales	$427,603	$367,700

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in the three months ended April 2, 2011 did not have a material effect on the Company’s financial position, results of operations or cash flows.
Also in October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in the three months ended April 2, 2011 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
The Company’s sales were $428 million and $368 million, an increase of 16% for the three months ended April 2, 2011 (the “2011 Quarter”) and April 3, 2010 (the “2010 Quarter”), respectively. In the 2011 Quarter, as compared with the 2010 Quarter, instrument system sales increased 23%, while new and recurring sales of chemistry consumables and services increased 9%. This overall increase in sales is attributable to increased spending by the Company’s pharmaceutical and industrial customers on LC, MS and TA products. The sales growth is also attributable to an increase in demand for the recently launched ACQUITY UPLC® H-Class, Xevo® Q-TofTM and Xevo® TQ-S instrument systems, which had minimal sales in the 2010 Quarter. Sales growth of these new instrument systems was achieved in all major regions of the world. The effect of foreign currency translation increased sales by 2% in the 2011 Quarter.
During the 2011 Quarter, sales increased 22% in Asia (including Japan), 12% in Europe, 8% in the U.S. and 43% in the rest of the world as compared with the 2010 Quarter. The effect of foreign currency translation increased sales by 4% in Asia and by 3% in the rest of the world, while foreign currency translation did not impact European sales. The significant increase in sales in Asia for the 2011 Quarter is primarily due to continued strong sales growth in China and India. Japan’s sales grew 10% due to the effect of foreign currency translation. Japan’s sales have historically approximated 11% of the Company’s total annualized sales and, while the 2011 Quarter sales were in-line with the Company’s expectations, there can be no assurance that the recent disasters in Japan will not have a negative impact on the future sales, manufacturing supply-chain and the overall financial performance of the Company.
In the 2011 Quarter, sales to pharmaceutical customers increased 20% and combined sales to industrial and environmental customers increased 18% as compared with the 2010 Quarter. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers and the sales from the recently launched ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Combined global sales to government and academic customers were 4% higher in the 2011 Quarter.
Operating income was $116 million and $92 million in the 2011 Quarter and 2010 Quarter, respectively. The overall increase in operating income in 2011 as compared to 2010 was primarily from the increases in sales volumes.
Net income per diluted share was $1.01 and $0.79 in the 2011 Quarter and 2010 Quarter, respectively. This increase in net income per diluted share was primarily attributable to the higher sales volume, the leveraging of the lower operating expense growth, lower weighted-average shares and equivalents and favorable foreign currency translation.
Net cash provided by operating activities was $123 million and $103 million in the 2011 Quarter and 2010 Quarter, respectively. The $20 million increase was primarily a result of higher net income in the 2011 Quarter. Net cash provided by operating activities was also impacted by the timing of receipts from customers and payments to vendors, as well as the payment of the 2010 management incentive plans.
Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $17 million and $10 million in the 2011 Quarter and 2010 Quarter, respectively.
Within cash flows used in financing activities, the Company received $14 million and $9 million of proceeds from stock plans in the 2011 Quarter and 2010 Quarter, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $67 million and $101 million of the Company’s outstanding common stock in the 2011 Quarter and 2010 Quarter, respectively, under the February 2011 authorization and previously announced stock repurchase programs.
The Company issued and sold senior unsecured notes with a total face value of $200 million in both the 2011 Quarter and 2010 Quarter. The Company used the proceeds from the issuances of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. As a result of these debt issuances, the Company’s weighted-average interest rates have increased in the 2011 Quarter due to higher rates paid on this fixed-rate debt.
Results of Operations
Net Sales
Product sales were $303 million and $253 million for the 2011 Quarter and the 2010 Quarter, respectively, an increase of 20%. The increase in product sales in the 2011 Quarter as compared to the 2010 Quarter was primarily due to higher demand from the Company’s pharmaceutical and industrial customers and the strong uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems, which had minimal sales in the 2010 Quarter. Service sales were $124 million and $115 million in the 2011 Quarter and the 2010 Quarter, respectively, an increase of 8%. The increase in service sales in the 2011 Quarter as compared to the 2010 Quarter was primarily attributable to increased sales of service plans and billings to a higher installed base of customers.
Waters Division Sales
Waters Division sales increased 16% in the 2011 Quarter as compared to the 2010 Quarter. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in an increase in total sales of 2% in the 2011 Quarter.
Waters instrument system sales (LC and MS) increased 25% in the 2011 Quarter. The increase in instrument systems sales was primarily attributable to higher demand from the Company’s pharmaceutical, industrial, academic and government customers and the adoption and uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Chemistry consumables sales increased 11% in the 2011 Quarter and were driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns. Waters Division service sales increased 8% in the 2011 Quarter due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in the 2011 Quarter were approximately 51% for instrument systems, 19% for chemistry consumables and 30% for service. Waters Division sales by product line in the 2010 Quarter were approximately 48% for instrument systems, 20% for chemistry consumables and 32% for service.
In the 2011 Quarter, as compared to the 2010 Quarter, the Waters Division sales in Asia increased 22%, Europe sales increased 12%, U.S. sales increased 9% and the rest of the world sales increased 43%. The increase in Asia’s sales is primarily due to strong sales growth in China and India. The effects of foreign currency translation increased Asia’s sales by 5% and the rest of world sales by 2% in the 2011 Quarter. The effects of foreign currency translation were neutral on the European sales.
TA Division Net Sales
TA’s sales were 15% higher in the 2011 Quarter as compared to the 2010 Quarter. The increase was primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions. Instrument system sales increased 15% in the 2011 Quarter and represented 75% of TA’s sales in the 2011 Quarter as compared to 74% in the 2010 Quarter. TA service sales increased 13% in the 2011 Quarter, primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, TA’s sales increased in each territory.

Gross Profit
Gross profit for the 2011 Quarter was $258 million compared to $222 million for the 2010 Quarter, an increase of 16%. The increase in gross profit dollars in the 2011 Quarter can be primarily attributed to higher sales volumes. Gross profit as a percentage of sales was 60.3% in both the 2011 Quarter and 2010 Quarter as comparatively the positive effects of manufacturing cost reductions and sales volume leverage of fixed costs were offset by the unfavorable impact of foreign currency translation on manufacturing costs and a higher sales mix of instrument systems in the 2011 Quarter.
Selling and Administrative Expenses
Selling and administrative expenses for the 2011 Quarter and 2010 Quarter were $117 million and $107 million, respectively, an increase of 10%. This increase in selling and administrative expenses is a result of headcount additions; higher merit and fringe benefit costs; higher sales and incentive compensation costs; and foreign currency translation. As a percentage of net sales, selling and administrative expenses were 27.4% for the 2011 Quarter and 29.0% for the 2010 Quarter.
Research and Development Expenses
Research and development expenses were $22 million and $20 million for the 2011 Quarter and 2010 Quarter, respectively, an increase of 11%. The increase in research and development expenses in the 2011 Quarter was primarily due to development costs incurred on new products.
Provision for Income Taxes
The Company’s effective tax rate decreased to 16.0% in the 2011 Quarter from 16.2% in the 2010 Quarter. Included in the income tax provision for the 2010 Quarter is a $2 million tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 1.7 percentage points in the 2010 Quarter. The remaining difference between the effective tax rates for the 2011 Quarter as compared to the 2010 Quarter was primarily attributable to differences in pre-tax income in jurisdictions with different effective tax rates.
The Company’s effective tax rate is influenced by many significant factors including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates, sales volumes and profit levels in each tax jurisdiction, changes in tax laws and policies and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates in the 2011 Quarter or 2010 Quarter. A known factor that will increase the Company’s effective tax rate in the future is that the Company’s Ireland statutory tax rate has increased to 12.5% in 2011 from the historical contractual tax rate of 10%.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$94,489	$75,518
Depreciation and amortization	16,160	14,985
Stock-based compensation	7,015	6,031
Deferred income taxes	(1,479)	(1,950)
Change in accounts receivable	17,730	(6,230)
Change in inventories	(17,353)	(16,134)
Change in accounts payable and other current liabilities	(26,836)	13,720
Change in deferred revenue and customer advances	23,856	23,732
Other changes	9,179	(6,517)

Net cash provided by operating activities	122,761	103,155
Net cash used in investing activities	(121,107)	(116,187)
Net cash used in financing activities	(27,250)	(18,479)
Effect of exchange rate changes on cash and cash equivalents	13,958	(12,588)

Decrease in cash and cash equivalents	$(11,638)	$(44,099)

Cash Flow from Operating Activities
Net cash provided by operating activities was $123 million and $103 million in the 2011 Quarter and 2010 Quarter, respectively. The changes within net cash provided by operating activities in the 2011 Quarter as compared to the 2010 Quarter include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2011 Quarter compared to the 2010 Quarter was primarily attributable to timing of shipments and payments made by customers and higher sales volumes in the 2011 Quarter as compared to the 2010 Quarter. Days-sales-outstanding (“DSO”) decreased to 74 days at April 2, 2011 from 78 days at April 3, 2010.

•	The 2011 Quarter change in accounts payable and other current liabilities is a result of timing of payments to vendors and payments under the 2010 management incentive plans, offset somewhat by an increase in income taxes payable.

•	Net cash provided from deferred revenue and customer advances in both the 2011 Quarter and the 2010 Quarter was a result of the installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $121 million and $116 million in the 2011 Quarter and 2010 Quarter, respectively. Additions to fixed assets and capitalized software were $17 million in the 2011 Quarter and $10 million in the 2010 Quarter.
During the 2011 Quarter and 2010 Quarter, the Company purchased $432 million and $217 million of short-term investments while $328 million and $111 million of short-term investments matured, respectively.
Cash Used in Financing Activities
The Company issued and sold senior unsecured notes with a total face value of $200 million in both the 2011 Quarter and 2010 Quarter. The Company used the proceeds from the issuance of these senior unsecured notes to repay $140 million of the term loan under the 2007 Credit Agreement and other outstanding debt, and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants. These notes also contain certain customary representations and warranties, affirmative covenants and events of default.
During the 2011 Quarter and 2010 Quarter, the Company’s debt borrowings increased by $24 million and $81 million, respectively. As of April 2, 2011, the Company had $400 million in outstanding notes, $360 million borrowed under a term loan facility, $20 million borrowed under revolving credit facilities and $10 million borrowed under various other short-term lines of credit. In the 2011 Quarter, the entire outstanding balance of the 2007 Credit Agreement, which matures in January 2012, has been classified as a current liability in the consolidated balance sheet as of April 2, 2011. The Company anticipates refinancing the 2007 Credit Agreement at market interest rates and terms customary to investment-grade borrowers, but there can be no assurance that it will be able to do so on such terms. As of April 2, 2011, the Company had a total amount available to borrow under existing credit agreements of $579 million after outstanding letters of credit.
In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2011 Quarter and 2010 Quarter, the Company repurchased a total of 0.9 million and 1.7 million shares at a cost of $67 million and $101 million, respectively, under the February 2011 authorization and previously announced programs. As of April 2, 2011, the Company had purchased an aggregate of 0.2 million shares at a cost of $17 million under the February 2011 program, leaving $483 million authorized for future repurchases.

The Company received $14 million and $9 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2011 Quarter and 2010 Quarter, respectively.
The Company believes that the cash, cash equivalents and short-term investments of $1,039 million at the end of the 2011 Quarter and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The Company reviewed its contractual obligations and commercial commitments as of April 2, 2011 and determined that there were no material changes from the ones set forth in the Form 10-K, with the exception of the issuance of senior unsecured notes as described in Note 4, Debt, in the Condensed Notes to Consolidated Financial Statements.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
For the three months ended April 2, 2011, the Company contributed less than $1 million to the Company’s U.S. pension plans. During fiscal year 2011, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s annual report on Form 10-K for the year ended December 31, 2010, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2011 Quarter. The Company did not make any changes in those policies during the 2011 Quarter.
New Accounting Pronouncements
Refer to Note 11, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends in the Company’s business; geographic breakdown of business; anticipated expenses, including interest expense and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity and debt refinancing; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; and the Company’s capital spending, sufficiency of capital and ability to fund other facility expansions to accommodate future sales growth.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:
•	Current economic conditions and uncertainties; ability to access capital in volatile market conditions; changes in demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service; the potential negative financial impact of the Japan disasters on customer demand.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in Asia; spending by certain end-markets and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future financial operating results and condition.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the U.S. Securities and Exchange Commission, U.S. Food and Drug Administration, and U.S. Environmental Protection Agency, among others and regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products and completion of purchase order documentation.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates (specifically, the increase in the Company’s 2011 statutory tax rate in Ireland from the 10% historical contractual tax rate to 12.5%); shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax examinations or changes in respective country legislation affecting the Company’s effective rates.
Certain of these and other factors are discussed in Part II, Item 1A of this quarterly report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s market risk during the three months ended April 2, 2011. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
There have been no changes identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended April 2, 2011 as described in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The Company reviewed its risk factors as of April 2, 2011 and determined that there were no material changes from the ones set forth in the form 10-K, except as reflected under “Special Note Regarding Forward-Looking Statements” on page 19, in particular, as to the possible negative effect on demand from Japanese customers from the recent Japan disasters. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended April 2, 2011 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1) (2)	Plans or Programs
January 1 to January 29, 2011	50	$75.98	50	$47,364
January 30 to February 26, 2011	600	$77.41	600	$500,000
February 27 to April 2, 2011	197	$84.66	197	$483,322

Total	847	$79.01	847	$483,322

(1)	The Company purchased 0.7 million shares of its outstanding common stock in the 2011 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period. As of April 2, 2011, the Company repurchased an aggregate of 8.2 million shares of its common stock under the now expired 2009 Program for an aggregate of $499 million.

(2)	The Company purchased 0.2 million shares of its outstanding common stock in the 2011 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

Item 6: Exhibits

Exhibit
Number	Description of Document
10.62	Note Purchase Agreement, dated March 15, 2011 between Waters Corporation and the purchasers named therein.

10.63	First Amendment to the Note Purchase Agreement Dated as of February 2, 2010.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ John Ornell
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: May 6, 2011