Form 10-Q
period 2011-07-02
WATERS CORP /DE/
filed 2011-08-05
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of July 29, 2011: 91,354,748

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of July 2, 2011 and December 31, 2010	1
Consolidated Statements of Operations (unaudited) for the three months ended July 2, 2011 and July 3, 2010	2
Consolidated Statements of Operations (unaudited) for the six months ended July 2, 2011 and July 3, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the six months ended July 2, 2011 and July 3, 2010	4
Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
Signature	26
EX-10.30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	July 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$344,914	$308,498
Short-term investments	776,763	637,921
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,878 and $6,196 at July 2, 2011 and December 31, 2010, respectively	365,331	358,237
Inventories	243,180	204,300
Other current assets	69,820	77,685

Total current assets	1,800,008	1,586,641
Property, plant and equipment, net	218,637	215,060
Intangible assets, net	195,074	181,316
Goodwill	294,020	291,657
Other assets	64,117	52,996

Total assets	$2,571,856	$2,327,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$136,176	$66,055
Accounts payable	67,967	64,406
Accrued employee compensation	32,332	52,831
Deferred revenue and customer advances	142,958	106,445
Accrued income taxes	8,440	11,909
Accrued warranty	12,299	11,272
Other current liabilities	67,125	72,932

Total current liabilities	467,297	385,850
Long-term liabilities:
Long-term debt	700,000	700,000
Long-term portion of retirement benefits	76,431	72,624
Long-term income tax liability	77,594	77,764
Other long-term liabilities	25,000	22,635

Total long-term liabilities	879,025	873,023

Total liabilities	1,346,322	1,258,873

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 2, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 152,343 and 151,054 shares issued, 91,369 and 91,848 shares outstanding at July 2, 2011 and December 31, 2010, respectively	1,523	1,511
Additional paid-in capital	1,041,759	970,068
Retained earnings	2,813,043	2,618,479
Treasury stock, at cost, 60,974 and 59,206 shares at July 2, 2011 and December 31, 2010, respectively	(2,663,286)	(2,509,466)
Accumulated other comprehensive income (loss)	32,495	(11,795)

Total stockholders’ equity	1,225,534	1,068,797

Total liabilities and stockholders’ equity	$2,571,856	$2,327,670

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010

Product sales	$316,150	$275,425
Service sales	131,477	115,630

Total net sales	447,627	391,055

Cost of product sales	121,280	106,890
Cost of service sales	54,823	48,243

Total cost of sales	176,103	155,133

Gross profit	271,524	235,922

Selling and administrative expenses	125,439	106,939

Research and development expenses	23,014	20,807

Purchased intangibles amortization	2,504	2,592

Operating income	120,567	105,584

Interest expense	(5,052)	(3,621)

Interest income	813	448

Income from operations before income taxes	116,328	102,411

Provision for income taxes	16,253	17,489

Net income	$100,075	$84,922

Net income per basic common share	$1.09	$0.92

Weighted-average number of basic common shares	91,662	92,612

Net income per diluted common share	$1.07	$0.90

Weighted-average number of diluted common shares and equivalents	93,271	94,278
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010

Product sales	$619,486	$528,467
Service sales	255,744	230,288

Total net sales	875,230	758,755

Cost of product sales	237,181	204,295
Cost of service sales	108,751	96,770

Total cost of sales	345,932	301,065

Gross profit	529,298	457,690

Selling and administrative expenses	242,563	213,632

Research and development expenses	45,268	40,883

Purchased intangibles amortization	5,005	5,234

Operating income	236,462	197,941

Interest expense	(9,135)	(6,235)

Interest income	1,526	777

Income from operations before income taxes	228,853	192,483

Provision for income taxes	34,289	32,043

Net income	$194,564	$160,440

Net income per basic common share	$2.12	$1.72

Weighted-average number of basic common shares	91,649	93,110

Net income per diluted common share	$2.09	$1.69

Weighted-average number of diluted common shares and equivalents	93,302	94,753
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$194,564	$160,440
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,676	1,118
Provisions on inventory	4,892	5,109
Stock-based compensation	13,763	12,314
Deferred income taxes	(3,692)	(4,014)
Depreciation	17,939	17,118
Amortization of intangibles	15,506	13,168
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,191	(12,852)
Increase in inventories	(36,051)	(25,169)
Decrease (increase) in other current assets	4,063	(3,188)
Increase in other assets	(1,597)	(7,800)
(Decrease) increase in accounts payable and other current liabilities	(32,652)	32,357
Increase in deferred revenue and customer advances	31,350	27,041
Increase (decrease) in other liabilities	3,027	(815)

Net cash provided by operating activities	219,979	214,827
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(35,272)	(21,229)
Purchase of short-term investments	(829,598)	(481,697)
Maturity of short-term investments	690,756	327,254

Net cash used in investing activities	(174,114)	(175,672)
Cash flows from financing activities:
Proceeds from debt issuances	297,131	268,538
Payments on debt	(227,010)	(143,452)
Payments of debt issuance costs	(1,218)	(1,498)
Proceeds from stock plans	42,974	19,183
Purchase of treasury shares	(153,820)	(179,823)
Excess tax benefit related to stock option plans	15,246	3,862
Proceeds from (payments for) debt swaps and other derivative contracts	1,970	(6,967)

Net cash used in financing activities	(24,727)	(40,157)
Effect of exchange rate changes on cash and cash equivalents	15,278	(29,225)

Increase (decrease) in cash and cash equivalents	36,416	(30,227)
Cash and cash equivalents at beginning of period	308,498	341,111

Cash and cash equivalents at end of period	$344,914	$310,884

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Basis of Presentation and Summary of Significant Accounting Policies
Waters Corporation (“Waters®” or the “Company”), an analytical instrument manufacturer, primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) instrument systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that can be integrated together and used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. LC is often combined with MS to create LC-MS instruments that include a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial products, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters will not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2011 and 2010 ended on July 2, 2011 and July 3, 2010, respectively.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. All material inter-company balances and transactions have been eliminated.
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
During the second quarter of 2010, the Company identified an error originating in periods prior to December 31, 2009. The error relates to an overstatement of the Company’s incentive plan and other accrual balances. The Company identified and corrected the error in the three months ended July 3, 2010 which reduced selling and administrative expense. The Company did not believe that the prior period error, individually or in the aggregate, was material to the three and six months ended July 3, 2010 and any previously issued annual or quarterly financial statements.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 2, 2011 and December 31, 2010. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 2, 2011 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	July 2, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$138,248	$—	$138,248	$—
Short-term investments	776,763	—	776,763	—
Waters 401(k) Restoration Plan assets	22,026	—	22,026	—
Foreign currency exchange contract agreements	389	—	389	—

Total	$937,426	$—	$937,426	$—

Liabilities:
Foreign currency exchange contract agreements	$440	$—	$440	$—

Total	$440	$—	$440	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$87,975	$—	$87,975	$—
Short-term investments	637,921	—	637,921	—
Waters 401(k) Restoration Plan assets	19,988	—	19,988	—
Foreign currency exchange contract agreements	424	—	424	—

Total	$746,308	$—	$746,308	$—

Liabilities:
Foreign currency exchange contract agreements	$626	$—	$626	$—

Total	$626	$—	$626	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of July 2, 2011 and December 31, 2010.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Other Financial Instruments
The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt is $400 million and $395 million, respectively, at July 2, 2011. The carrying value and fair value of the Company’s fixed interest rate debt is $200 million and $203 million, respectively, at December 31, 2010.
Hedge Transactions
The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.
The Company records its hedge transactions in accordance with the accounting standards for derivative instruments and hedging activities, which establish the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.
The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. In addition, the Company considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items. The Company did not have any interest rate swap agreements in place at July 2, 2011 and December 31, 2010.
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At July 2, 2011 and December 31, 2010, the Company held forward foreign exchange contracts with notional amounts totaling $144 million and $136 million, respectively.
The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	July 2, 2011	December 31, 2010
Current assets	$389	$424
Current liabilities	$440	$626

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the activity related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Realized (losses) gains on closed contracts	$(922)	$(3,336)	$1,970	$(6,967)
Unrealized (losses) gains on open contracts	(754)	(1,129)	151	257

Cumulative net pre-tax (losses) gains	$(1,676)	$(4,465)	$2,121	$(6,710)

Stockholders’ Equity
The Company repurchased $148 million and $176 million of the Company’s outstanding common stock during the six months ended July 2, 2011 and July 3, 2010, respectively. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the six months ended July 2, 2011, the Company repurchased 1.0 million shares at a cost of $98 million under this program.
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the six months ended July 2, 2011 and July 3, 2010, the Company repurchased 0.7 million and 2.7 million shares at a cost of $50 million and $176 million, respectively, under this program. As of April 2, 2011, the Company repurchased an aggregate of 8.2 million shares of its common stock under the now expired February 2009 program for an aggregate cost of $499 million.
Product Warranty Costs
The Company accrues estimated product warranty costs at the time of sale, which are included in cost of sales in the consolidated statements of operations. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information, such as past experience, prior product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly.
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 2, 2011 and July 3, 2010 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
July 2, 2011	$11,272	$4,835	$(3,808)	$12,299
July 3, 2010	$10,109	$3,001	$(2,836)	$10,274
Subsequent Events
The Company did not have any material subsequent events, except as described in Notes 3 and 5.
2 Inventories
Inventories are classified as follows (in thousands):

	July 2, 2011	December 31, 2010
Raw materials	$76,518	$63,475
Work in progress	22,235	17,301
Finished goods	144,427	123,524

Total inventories	$243,180	$204,300

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3 Acquisitions
On July 18, 2011, the Company acquired the net assets of Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, for $11 million in cash. Anter is expected to add approximately $6 million to the Company’s annual sales. This acquisition will be accounted for under the accounting standards for business combinations and Anter’s results will be included in the Company’s consolidated results of the Company from the acquisition date.
4 Goodwill and Other Intangibles
The carrying amount of goodwill was $294 million and $292 million at July 2, 2011 and December 31, 2010, respectively. Currency translation adjustments increased goodwill by $2 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	July 2, 2011			December 31, 2010
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$136,859	$77,395	10 years	$134,723	$70,832	10 years
Capitalized software	266,837	147,411	5 years	229,850	127,056	5 years
Licenses	6,624	5,914	6 years	9,877	8,971	7 years
Patents and other intangibles	32,522	17,048	8 years	28,931	15,206	8 years

Total	$442,842	$247,768	7 years	$403,381	$222,065	7 years

The effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $23 million and $14 million, respectively, in the six months ended July 2, 2011. Amortization expense for intangible assets was $8 million and $7 million for the three months ended July 2, 2011 and July 3, 2010, respectively. Amortization expense for intangible assets was $16 million and $13 million for the six months ended July 2, 2011 and July 3, 2010, respectively. Amortization expense for intangible assets is estimated to be approximately $40 million per year for 2012 and 2013 and is estimated to increase to approximately $45 million per year for the years 2014 through 2016. The estimated significant increases in amortization expense in 2012, and thereafter, are due to amortization associated with capitalized software costs related to the launch of new products and software platforms planned in 2012.
5 Debt
On July 28, 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facilities both mature on July 28, 2016 and require no scheduled prepayments before that date. The Company used the proceeds of the 2011 Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated as of January 11, 2007 (the “2007 Credit Agreement”). Waters terminated the 2007 Credit Agreement early without penalty. As of July 2, 2011, $300 million of the term loan from the 2007 Credit Agreement has been classified as a long-term liability in the consolidated balance sheet according to the terms of the 2011 Credit Agreement.
The interest rates applicable to term loan and revolving loans under the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the 2007 Credit Agreement. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that are customary for investment grade credit facilities and are similar in nature to ones contained in the 2007 Credit Agreement.
In March 2011, the Company issued and sold the following senior unsecured notes during the six months ended July 2, 2011:

				Face Value
Senior Notes	Issue Date	Term	Interest Rate	(in millions)	Maturity Date
Series C	March 2011	5 years	2.50%	$50	March 2016
Series D	March 2011	7 years	3.22%	$100	March 2018
Series E	March 2011	10 years	3.97%	$50	March 2021
The Company used the proceeds from the issuance of these senior unsecured notes to repay $140 million of the term loan under the 2007 Credit Agreement and other outstanding debt, and for general corporate purposes. Interest on the senior unsecured notes is payable semi-annually in March and September of each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
As of July 2, 2011, the Company was in compliance with all debt covenants.
At July 2, 2011 and December 31, 2010, the Company had the following outstanding debt (in thousands):

	July 2, 2011	December 31, 2010
Lines of credit	$11,176	$11,055
2007 Credit Agreement, due January 2012	125,000	55,000

Total notes payable and debt	136,176	66,055

Senior unsecured notes — Series A - 3.75%, due February 2015	100,000	100,000
Senior unsecured notes — Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes — Series C - 2.50%, due March 2016	50,000	—
Senior unsecured notes — Series D - 3.22%, due March 2018	100,000	—
Senior unsecured notes — Series E - 3.97%, due March 2021	50,000	—
2007 Credit Agreement, due January 2012	300,000	500,000

Total long-term debt	700,000	700,000

Total debt	$836,176	$766,055

As of July 2, 2011 and December 31, 2010, the Company had a total amount available to borrow of $533 million and $543 million, respectively, after outstanding letters of credit under the 2007 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2007 Credit Agreement borrowings were 2.20% and 1.69% at July 2, 2011 and December 31, 2010, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher rate paid on the fixed-rate debt.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $94 million and $111 million at July 2, 2011 and December 31, 2010, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At July 2, 2011 and December 31, 2010, the weighted-average interest rates applicable to the short-term borrowings were 2.05% and 2.10%, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following is a summary of the activity in the Company’s unrecognized tax benefits for the six months ended July 2, 2011 and July 3, 2010 (in thousands):

	July 2, 2011	July 3, 2010
Balance at the beginning of the period	$71,523	$77,924
Realization of uncertain pre-acquisition tax benefits	—	(1,500)
Increase in other uncertain tax benefits	1,846	2,244

Balance at the end of the period	$73,369	$78,668

During the six months ended July 3, 2010, the Company recorded approximately $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 2, 2011, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
The Company’s effective tax rates for the three months ended July 2, 2011 and July 3, 2010 were 14.0% and 17.1%, respectively. The Company’s effective tax rates for the six months ended July 2, 2011 and July 3, 2010 were 15.0% and 16.6%, respectively. Included in the income tax provision for the three and six months ended July 2, 2011 is approximately $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 1.4 percentage points and 0.7 percentage points in the three and six months ended July 2, 2011, respectively. Included in the income tax provision for the six months ended July 3, 2010 is the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.8 percentage points in the six months ended July 3, 2010. The remaining differences between the effective tax rates for the three and six months ended July 2, 2011 as compared to the three and six months ended July 3, 2010 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
7 Stock-Based Compensation
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company records in the future periods may differ significantly from what the Company has recorded in the current period.
The consolidated statements of operations for the six months ended July 2, 2011 and July 3, 2010 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$629	$604	$1,325	$1,229
Selling and administrative expenses	5,272	4,878	10,738	9,535
Research and development expenses	847	801	1,700	1,550

Total stock-based compensation	$6,748	$6,283	$13,763	$12,314

As of both July 2, 2011 and December 31, 2010, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both July 2, 2011 and December 31, 2010, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 2, 2011 and July 3, 2010 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	July 2, 2011	July 3, 2010
Options issued in thousands	32	32
Risk-free interest rate	2.1%	3.0%
Expected life in years	6	6
Expected volatility	0.290	0.293
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	July 2, 2011	July 3, 2010
Exercise price	$78.10	$61.63
Fair value	$25.25	$21.40
The following table summarizes stock option activity for the plans for the six months ended July 2, 2011 (in thousands, except per share data):

			Weighted-Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2010	5,560	$21.39 to $80.97	$50.19
Granted	32	$78.10	$78.10
Exercised	(996)	$21.39 to $77.94	$40.98
Canceled	(24)	$36.25 to $80.97	$80.87

Outstanding at July 2, 2011	4,572	$21.39 to $79.05	$52.23

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock
During the six months ended July 2, 2011, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $78.10 per share. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended July 2, 2011 (in thousands, except for per share amounts):

		Weighted-Average
	Shares	Price
Unvested at December 31, 2010	752	$49.64
Granted	173	$79.00
Vested	(250)	$48.12
Forfeited	(7)	$51.79

Unvested at July 2, 2011	668	$57.79

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.
8 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 2, 2011
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$100,075	91,662	$1.09
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,609

Net income per diluted common share	$100,075	93,271	$1.07

	Three Months Ended July 3, 2010
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$84,922	92,612	$0.92
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,666

Net income per diluted common share	$84,922	94,278	$0.90

	Six Months Ended July 2, 2011
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$194,564	91,649	$2.12
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,653

Net income per diluted common share	$194,564	93,302	$2.09

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended July 3, 2010
		Weighted-
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$160,440	93,110	$1.72
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,643

Net income per diluted common share	$160,440	94,753	$1.69

For both the three and six months ended July 2, 2011, the Company had 0.7 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For the three and six months ended July 3, 2010, the Company had 1.8 million and 1.9 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
9 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income	$100,075	$84,922	$194,564	$160,440
Foreign currency translation	9,947	(28,420)	42,053	(51,830)
Unrealized gains (losses) on investments before income taxes	41	(41)	2,529	—
Income tax (expense) benefit	(14)	14	(885)	—

Unrealized gains (losses) on investments, net of tax	27	(27)	1,644	—
Retirement liability adjustment, net of tax	242	(16)	593	113

Other comprehensive income (loss)	10,216	(28,463)	44,290	(51,717)

Comprehensive income	$110,291	$56,459	$238,854	$108,723

10 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 2, 2011 and July 3, 2010 is as follows (in thousands):

	Three Months Ended
	July 2, 2011			July 3, 2010
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$134	$480	$15	$96	$424
Interest cost	1,554	94	265	1,585	103	256
Expected return on plan assets	(1,880)	(69)	(75)	(1,785)	(53)	(79)
Net amortization:
Prior service credit	—	(13)	—	—	(13)	—
Net actuarial loss (gain)	433	—	7	262	—	(13)

Net periodic pension cost	$107	$146	$677	$77	$133	$588

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	July 2, 2011			July 3, 2010
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$268	$960	$30	$192	$848
Interest cost	3,108	188	530	3,170	206	512
Expected return on plan assets	(3,760)	(138)	(150)	(3,570)	(106)	(158)
Net amortization:
Prior service credit	—	(26)	—	—	(26)	—
Net actuarial loss (gain)	866	—	14	524	—	(26)

Net periodic pension cost	$214	$292	$1,354	$154	$266	$1,176

For the three and six months ended July 2, 2011, the Company contributed less than $1 million and $1 million to the Company’s U.S. pension plans, respectively. During fiscal year 2011, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
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
Net sales for the Company’s products and services are as follows for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Product net sales:
Waters instrument systems	$206,421	$182,534	$403,932	$341,101
Chemistry	74,299	62,871	148,021	129,549
TA instrument systems	35,430	30,020	67,533	57,817

Total product sales	316,150	275,425	619,486	528,467

Service net sales:
Waters service	119,871	104,886	233,278	209,894
TA service	11,606	10,744	22,466	20,394

Total service sales	131,477	115,630	255,744	230,288

Total net sales	$447,627	$391,055	$875,230	$758,755

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in the six months ended July 2, 2011 did not have a material effect on the Company’s financial position, results of operations or cash flows.
Also in October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in the six months ended July 2, 2011 did not have a material effect on the Company’s financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In June 2011, a new accounting standard was issued relating to the presentation of comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is to be applied retrospectively for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations or cash flows.

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
The Company’s sales were $448 million and $391 million, an increase of 14%, for the three months ended July 2, 2011 (the “2011 Quarter”) and July 3, 2010 (the “2010 Quarter”), respectively. The Company’s sales were $875 million and $759 million, an increase of 15%, for the six months ended July 2, 2011 (the “2011 Period”) and July 3, 2010 (the “2010 Period”), respectively. In the 2011 Quarter and 2011 Period, as compared with the 2010 Quarter and 2010 Period, instrument system sales increased 14% and 18%, respectively, while new and recurring sales of chemistry consumables and services increased 15% and 12%, respectively. These overall increases in sales are attributable to increased spending by the Company’s pharmaceutical, industrial and chemical analysis customers on LC, MS and TA products. The sales growth is also attributable to an increase in demand for the recently launched ACQUITY UPLC® H-Class, Xevo® Q-TofTM and Xevo® TQ-S instrument systems, which had minimal sales in the 2010 Quarter and 2010 Period. Sales growth of these new instrument systems was achieved in all major regions of the world. The effect of foreign currency translation increased sales by 6% and 4% in the 2011 Quarter and 2011 Period, respectively.
During the 2011 Quarter, sales increased 20% in Asia (including Japan), 20% in Europe, 2% in the U.S. and 23% in the rest of the world as compared with the 2010 Quarter. The effect of foreign currency translation increased sales by 14% in Europe, 6% in Asia and by 2% in the rest of the world. During the 2011 Period, sales increased 21% in Asia, 16% in Europe, 5% in the U.S. and 33% in the rest of the world as compared with the 2010 Period. The effect of foreign currency translation increased sales by 7% in Europe, 6% in Asia and by 3% in the rest of the world. The increase in Asia’s sales for both the 2011 Quarter and 2011 Period was primarily due to continued strong sales growth in China and India, particularly in government, industrial and chemical analysis markets. Japan’s sales grew 23% and 16% in the 2011 Quarter and 2011 Period, respectively, with the effect of foreign currency translation adding 12% and 11% to the sales growth in the 2011 Quarter and 2011 Period, respectively. The increase in sales in Europe can be attributed to stronger pharmaceutical and industrial sales.
In the 2011 Quarter and 2011 Period, sales to pharmaceutical customers increased 13% and 16%, respectively, and combined sales to industrial and environmental customers increased 23% and 22%, respectively, as compared with the 2010 Quarter and 2010 Period. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers and the sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Combined global sales to government and academic customers were 3% higher in both the 2011 Quarter and 2011 Period.
Operating income was $121 million and $106 million in the 2011 Quarter and 2010 Quarter, respectively. Operating income was $236 million and $198 million in the 2011 Period and 2010 Period, respectively. The overall increases in operating income in 2011 as compared to 2010 were primarily from the increases in sales volumes and the favorable effect of foreign currency translation.
Net income per diluted share was $1.07 and $0.90 in the 2011 Quarter and 2010 Quarter, respectively. Net income per diluted share was $2.09 and $1.69 in the 2011 Period and 2010 Period, respectively. These increases in net income per diluted share were primarily attributable to higher sales volume, as referenced above, and the favorable effect of foreign currency translation.
Net cash provided by operating activities was $220 million and $215 million in the 2011 Period and 2010 Period, respectively. The $5 million increase was primarily a result of higher net income in the 2011 Period. Net cash provided by operating activities was also impacted by the timing of receipts from customers and payments to vendors, as well as the payment of amounts earned under the 2010 management incentive plans.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $35 million and $21 million in the 2011 Period and 2010 Period, respectively.
On July 18, 2011, the Company acquired the net assets of Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, for $11 million in cash. Anter is expected to add approximately $6 million to the Company’s annual sales and initially be neutral to earnings per share.
Within cash flows used in financing activities, the Company received $43 million and $19 million of proceeds from stock plans in the 2011 Period and 2010 Period, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $148 million and $176 million of the Company’s outstanding common stock in the 2011 Period and 2010 Period, respectively, under the February 2011 authorization and previously announced stock repurchase programs.
On July 28, 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facilities both mature on July 28, 2016 and require no scheduled prepayments before that date. In March 2011, the Company issued and sold senior unsecured notes with a total face value of $200 million. The Company used the proceeds from the 2011 Credit Agreement and the issuances of senior unsecured notes to repay other outstanding debt and for general corporate purposes. As a result of the issuances of senior unsecured notes, the Company’s weighted-average interest rates have increased in the 2011 Period due to higher rates paid on this fixed-rate debt.
Results of Operations
Net Sales
Product sales were $316 million and $275 million for the 2011 Quarter and the 2010 Quarter, respectively, an increase of 15%. Product sales were $619 million and $528 million for the 2011 Period and the 2010 Period, respectively, an increase of 17%. The increases in product sales in both the 2011 Quarter and 2011 Period as compared to the 2010 Quarter and 2010 Period were primarily due to higher demand from the Company’s pharmaceutical, industrial and chemical analysis customers and the strong uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems, which had minimal sales in the 2010 Quarter and 2010 Period. The Company also benefited during the 2011 Quarter and 2011 Period from higher sales of ACQUITY UPLC columns, which are primarily used by an expanding base of ACQUITY UPLC instruments. In addition, foreign currency translation added 6% and 4%, respectively to product sales for the 2011 Quarter and 2011 Period.
Service sales were $131 million and $116 million in the 2011 Quarter and the 2010 Quarter, respectively, an increase of 14%. Service sales were $256 million and $230 million in the 2011 Period and the 2010 Period, respectively, an increase of 11%. The increases in service sales were primarily attributable to increased sales of service plans and billings to a higher installed base of customers. In addition, foreign currency translation added 6% and 4%, respectively to service sales for the 2011 Quarter and 2011 Period.
Waters Division Sales
Waters Division sales increased 14% and 15% in the 2011 Quarter and 2011 Period, respectively, as compared to the 2010 Quarter and 2010 Period. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in an increase in total sales of 6% in the 2011 Quarter and 4% in the 2011 Period.
Waters instrument system sales (LC and MS) increased 13% and 18% in the 2011 Quarter and 2011 Period, respectively. The increases in instrument systems sales were primarily attributable to higher demand from the Company’s pharmaceutical and industrial customers and the adoption and uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Chemistry consumables sales increased 18% and 14% in the 2011 Quarter and 2011 Period, respectively. These increases were driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns. Waters Division service sales increased 14% and 11% in the 2011 Quarter and 2011 Period, respectively, due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in both the 2011 Quarter and 2010 Quarter were approximately 52% for instrument systems, 19% for chemistry consumables and 29% for service. Waters Division sales by product line in both the 2011 Period and 2010 Period were approximately 51% for instrument systems, 19% for chemistry consumables and 30% for service.

In the 2011 Quarter, as compared to the 2010 Quarter, the Waters Division sales in Asia increased 20%, sales in Europe increased 22%, sales in the U.S. were flat and sales to the rest of the world increased 23%. In the 2011 Period, as compared to the 2010 Period, the Waters Division sales in Asia increased 21%, sales in Europe increased 17%, sales in the U.S. increased 4% and sales to the rest of the world increased 33%. The increases in Asia’s sales are primarily due to strong sales growth in China and India. The effects of foreign currency translation increased Asia’s sales by 6% and the rest of world sales by 2% in the both 2011 Quarter and 2011 Period. The effect of foreign currency translation increased Europe’s sales by 15% and 8% in the 2011 Quarter and 2011 Period, respectively.
TA Division Net Sales
TA’s sales were 15% higher in both the 2011 Quarter as compared to the 2010 Quarter and the 2011 Period as compared to the 2010 Period. Instrument system sales increased 18% in the 2011 Quarter and 17% in the 2011 Period. Instrument system sales represented 75% of TA’s sales in both the 2011 Quarter and 2011 Period as compared to 74% in both the 2010 Quarter and 2010 Period. The increases were primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions, as well as revenue associated with the shipment of the new Discovery DSC instrument system. TA service sales increased 8% and 10% in the 2011 Quarter and 2011 Period, respectively, primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, TA’s sales increased in each territory.
Gross Profit
Gross profit for the 2011 Quarter was $272 million compared to $236 million for the 2010 Quarter, an increase of 15%. Gross profit for the 2011 Period was $529 million compared to $458 million for the 2010 Period, an increase of 16%. The increase in gross profit dollars in both the 2011 Quarter and 2011 Period can be primarily attributed to higher sales volumes. Comparatively, gross profit as a percentage of sales increased slightly to 60.7% in the 2011 Quarter and 60.5% in the 2011 Period from 60.3% in both the 2010 Quarter and 2010 Period due to manufacturing cost reductions, sales volume leverage of fixed costs and the favorable impact of foreign currency translation.
Gross profit as a percentage of sales is significantly affected by many factors, including, but not limited to, product mix and product costs of instrument systems and associated software platforms. In future quarters, the Company will be launching several new products and software platforms whose cost and amortization of capitalized software could slightly affect the Company’s product mix and associated gross profit margins as a percentage of sales.
Selling and Administrative Expenses
Selling and administrative expenses for the 2011 Quarter and 2010 Quarter were $125 million and $107 million, respectively, an increase of 17%. Selling and administrative expenses for the 2011 Period and 2010 Period were $243 million and $214 million, respectively, an increase of 14%. This increase in selling and administrative expenses is a result of headcount additions; higher merit and fringe benefit costs; higher sales and incentive compensation costs; foreign currency translation; and the effect of the immaterial correction for certain incentive plans and other accruals made in the 2010 Quarter and 2010 Period. As a percentage of net sales, selling and administrative expenses were 28.0% for the 2011 Quarter, 27.7% for the 2011 Period, 27.3% for the 2010 Quarter and 28.2% for the 2010 Period.
Research and Development Expenses
Research and development expenses were $23 million and $21 million for the 2011 Quarter and 2010 Quarter, respectively, an increase of 11%. Research and development expenses were $45 million and $41 million for the 2011 Period and 2010 Period, respectively, an increase of 11%. The increases in research and development expenses in both the 2011 Quarter and 2011 Period were primarily due to development costs incurred on new products.
Provision for Income Taxes
The Company’s effective tax rate decreased to 14.0% in the 2011 Quarter from 17.1% in the 2010 Quarter. The Company’s effective tax rate decreased to 15.0% in the 2011 Period from 16.6% in the 2010 Period. Included in the income tax provision for the 2011 Quarter and 2011 Period is a $2 million tax benefit related to the reversal of a reserve for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 1.4 percentage points and 0.7 percentage points in the 2011 Quarter and 2011 Period, respectively. Included in the income tax provision for the 2010 Period is a $2 million tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.8 percentage points in the 2010 Period. The remaining differences between the effective tax rates for the 2011 Quarter and 2011 Period as compared to the 2010 Quarter and 2010 Period were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate is influenced by many significant factors including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates, sales volumes and profit levels in each tax jurisdiction, changes in tax laws and policies and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates in the 2011 Quarter, 2011 Period, 2010 Quarter or 2010 Period. A known factor that will increase the Company’s effective tax rate in the future is that the Company’s Ireland statutory tax rate has increased to 12.5% in 2011 from the historical contractual tax rate of 10%.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Net income	$194,564	$160,440
Depreciation and amortization	33,445	30,286
Stock-based compensation	13,763	12,314
Deferred income taxes	(3,692)	(4,014)
Change in accounts receivable	7,191	(12,852)
Change in inventories	(36,051)	(25,169)
Change in accounts payable and other current liabilities	(32,652)	32,357
Change in deferred revenue and customer advances	31,350	27,041
Other changes	12,061	(5,576)

Net cash provided by operating activities	219,979	214,827
Net cash used in investing activities	(174,114)	(175,672)
Net cash used in financing activities	(24,727)	(40,157)
Effect of exchange rate changes on cash and cash equivalents	15,278	(29,225)

Increase (decrease) in cash and cash equivalents	$36,416	$(30,227)

Cash Flow from Operating Activities
Net cash provided by operating activities was $220 million and $215 million in the 2011 Period and 2010 Period, respectively. The changes within net cash provided by operating activities in the 2011 Period as compared to the 2010 Period include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2011 Period compared to the 2010 Period was primarily attributable to timing of shipments and payments made by customers and higher sales volumes in the 2011 Period as compared to the 2010 Period. Days-sales-outstanding (“DSO”) increased to 74 days at July 2, 2011 from 73 days at July 3, 2010. The effect of foreign currency adversely impacted DSO’s by 2 days in the 2011 Period as compared to the 2010 Period.

•	The 2011 Period change in inventory is primarily due to the ramp up of new product expected to be shipped in the second half of 2011 and an increase in order backlog at the end of the 2011 Period.

•	The 2011 Period change in accounts payable and other current liabilities is a result of timing of payments to vendors and payments under the 2010 management incentive plans, offset somewhat by an increase in income taxes payable. The 2010 Period change in accounts payable and other current liabilities was a result of increases in accounts payable and accrued income taxes.

•	Net cash provided from deferred revenue and customer advances in both the 2011 Period and the 2010 Period was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities
Net cash used in investing activities totaled $174 million and $176 million in the 2011 Period and 2010 Period, respectively. Additions to fixed assets and capitalized software were $35 million in the 2011 Period and $21 million in the 2010 Period.
During the 2011 Period and 2010 Period, the Company purchased $830 million and $482 million of short-term investments while $691 million and $327 million of short-term investments matured, respectively.
Cash Used in Financing Activities
The Company issued and sold senior unsecured notes with a total face value of $200 million in both the 2011 Period and 2010 Period. Interest on both issuances of senior unsecured notes is payable semi-annually. The Company may redeem some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
During the 2011 Period and 2010 Period, the Company’s total debt borrowings increased by $70 million and $125 million, respectively. As of July 2, 2011, the Company had $400 million in outstanding notes, $360 million borrowed under the term loan facility under the credit agreement dated January 11, 2007 (the “2007 Credit Agreement”), $65 million borrowed under revolving credit facilities and $11 million borrowed under various other short-term lines of credit. As of July 2, 2011, the entire outstanding balance of $425 million under the 2007 Credit Agreement, which matures in January 2012, has been classified as a current liability in the consolidated balance sheet. As of July 2, 2011, the Company had a total amount available to borrow under existing credit agreements of $533 million after outstanding letters of credit.
In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2011 Period and 2010 Period, the Company repurchased a total of 1.7 million and 2.7 million shares at a cost of $148 million and $176 million, respectively, under the February 2011 authorization and previously announced programs. As of July 2, 2011, the Company had purchased an aggregate of 1.0 million shares at a cost of $98 million under the February 2011 program, leaving $402 million authorized for future repurchases.
The Company received $43 million and $19 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2011 Period and 2010 Period, respectively.
On July 28, 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facilities both mature on July 28, 2016 and require no scheduled prepayments before that date. On July 28, 2011, the Company borrowed $300 million under the new term loan facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the 2007 Credit Agreement. Waters terminated the 2007 Credit Agreement early without penalty.
The Company believes that the cash, cash equivalents and short-term investments of $1,122 million at the end of the 2011 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company reviewed its contractual obligations and commercial commitments as of July 2, 2011 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the issuance of senior unsecured notes and the new credit agreement dated July 28, 2011 as described in Note 5, Debt, in the Condensed Notes to Consolidated Financial Statements.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
For the six months ended July 2, 2011, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2011, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2011 Period. The Company did not make any changes in those policies during the 2011 Period.
New Accounting Pronouncements
Refer to Note 12, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends in the Company’s business; geographic breakdown of business; anticipated expenses, including interest expense and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity and debt refinancing; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the effects of the Anter acquisition; and the Company’s capital spending, sufficiency of capital and ability to fund other facility expansions to accommodate future sales growth.
Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s market risk during the six months ended July 2, 2011. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
There have been no changes identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the six months ended July 2, 2011 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company reviewed its risk factors as of July 2, 2011 and determined that there were no material changes from the ones set forth in the form 10-K, except as reflected under “Special Note Regarding Forward-Looking Statements” on page 22, in particular, as to the possible negative effect on demand from Japanese customers from the recent Japan disasters. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and its operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended July 2, 2011 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

				Maximum Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased	May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs (1)	Programs
April 3 to April 30, 2011	—	$—	—	$483,322
May 1 to May 28, 2011	410	$97.46	410	$443,363
May 29 to July 2, 2011	435	$93.48	435	$402,699

Total	845	$95.41	845	$402,699

(1)	The Company purchased 0.8 million shares of its outstanding common stock in the 2011 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

Item 6: Exhibits

Exhibit Number	Description of Document
10.30	Five Year Credit Agreement, dated July 28, 2011 among Waters Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited and other Lenders party thereto.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language):
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

Date: August 5, 2011