Form 10-Q
period 2011-10-01
WATERS CORP /DE/
filed 2011-11-04
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock as of October 28, 2011: 89,606,696

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of October 1, 2011 and December 31, 2010	1
Consolidated Statements of Operations (unaudited) for the three months ended October 1, 2011 and October 2, 2010	2
Consolidated Statements of Operations (unaudited) for the nine months ended October 1, 2011 and October 2, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the nine months ended October 1, 2011 and October 2, 2010	4
Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
Signature	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	October 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$423,926	$308,498
Short-term investments	770,291	637,921
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,009 and $6,196 at October 1, 2011 and December 31, 2010, respectively	354,445	358,237
Inventories	246,258	204,300
Other current assets	68,439	77,685

Total current assets	1,863,359	1,586,641
Property, plant and equipment, net	221,059	215,060
Intangible assets, net	196,305	181,316
Goodwill	298,297	291,657
Other assets	60,595	52,996

Total assets	$2,639,615	$2,327,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$271,578	$66,055
Accounts payable	64,393	64,406
Accrued employee compensation	39,209	52,831
Deferred revenue and customer advances	129,653	106,445
Accrued income taxes	25,959	11,909
Accrued warranty	12,496	11,272
Other current liabilities	62,291	72,932

Total current liabilities	605,579	385,850
Long-term liabilities:
Long-term debt	700,000	700,000
Long-term portion of retirement benefits	71,952	72,624
Long-term income tax liability	77,537	77,764
Other long-term liabilities	25,464	22,635

Total long-term liabilities	874,953	873,023

Total liabilities	1,480,532	1,258,873

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 1, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 152,403 and 151,054 shares issued, 89,584 and 91,848 shares outstanding at October 1, 2011 and December 31, 2010, respectively	1,524	1,511
Additional paid-in capital	1,051,493	970,068
Retained earnings	2,914,300	2,618,479
Treasury stock, at cost, 62,819 and 59,206 shares at October 1, 2011 and December 31, 2010, respectively	(2,807,451)	(2,509,466)
Accumulated other comprehensive loss	(783)	(11,795)

Total stockholders’ equity	1,159,083	1,068,797

Total liabilities and stockholders’ equity	$2,639,615	$2,327,670

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Product sales	$321,348	$282,934
Service sales	133,186	118,104

Total net sales	454,534	401,038

Cost of product sales	124,228	113,345
Cost of service sales	56,090	49,640

Total cost of sales	180,318	162,985

Gross profit	274,216	238,053

Selling and administrative expenses	121,211	111,306

Research and development expenses	23,372	20,524

Purchased intangibles amortization	2,369	2,408

Operating income	127,264	103,815

Interest expense	(6,159)	(3,810)

Interest income	613	516

Income from operations before income taxes	121,718	100,521

Provision for income taxes	20,461	5,802

Net income	$101,257	$94,719

Net income per basic common share	$1.12	$1.03

Weighted-average number of basic common shares	90,688	91,714

Net income per diluted common share	$1.10	$1.02

Weighted-average number of diluted common shares and equivalents	92,060	93,286
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Product sales	$940,834	$811,401
Service sales	388,930	348,392

Total net sales	1,329,764	1,159,793

Cost of product sales	361,409	317,640
Cost of service sales	164,841	146,410

Total cost of sales	526,250	464,050

Gross profit	803,514	695,743

Selling and administrative expenses	363,774	324,938

Research and development expenses	68,640	61,407

Purchased intangibles amortization	7,374	7,642

Operating income	363,726	301,756

Interest expense	(15,294)	(10,045)

Interest income	2,139	1,293

Income from operations before income taxes	350,571	293,004

Provision for income taxes	54,750	37,845

Net income	$295,821	$255,159

Net income per basic common share	$3.24	$2.75

Weighted-average number of basic common shares	91,334	92,647

Net income per diluted common share	$3.18	$2.71

Weighted-average number of diluted common shares and equivalents	92,898	94,271
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$295,821	$255,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,267	1,414
Provisions on inventory	7,477	7,309
Stock-based compensation	20,645	18,558
Deferred income taxes	(7,072)	(4,669)
Depreciation	27,267	25,897
Amortization of intangibles	22,778	19,621
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,040	(20,713)
Increase in inventories	(46,235)	(35,771)
Decrease (increase) in other current assets	4,532	(1,325)
Increase in other assets	(4,023)	(1,256)
(Decrease) increase in accounts payable and other current liabilities	(11,937)	36,311
Increase in deferred revenue and customer advances	20,970	23,335
Increase (decrease) in other liabilities	4,782	(101)

Net cash provided by operating activities	347,312	323,769
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(51,344)	(47,277)
Business acquisitions, net of cash acquired	(11,000)	—
Purchase of short-term investments	(1,297,497)	(924,727)
Maturity of short-term investments	1,165,127	639,567

Net cash used in investing activities	(194,714)	(332,437)
Cash flows from financing activities:
Proceeds from debt issuances	558,199	315,116
Payments on debt	(352,676)	(154,645)
Payments of debt issuance costs	(4,523)	(1,498)
Proceeds from stock plans	45,687	26,850
Purchase of treasury shares	(297,985)	(244,893)
Excess tax benefit related to stock option plans	15,316	5,149
Payments of debt swaps and other derivative contracts	(1,971)	(4,968)

Net cash used in financing activities	(37,953)	(58,889)
Effect of exchange rate changes on cash and cash equivalents	783	(10,762)

Increase (decrease) in cash and cash equivalents	115,428	(78,319)
Cash and cash equivalents at beginning of period	308,498	341,111

Cash and cash equivalents at end of period	$423,926	$262,792

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters will not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2011 and 2010 ended on October 1, 2011 and October 2, 2010, respectively.
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
During the second quarter of 2010, the Company identified an error originating in periods prior to December 31, 2009. The error relates to an overstatement of the Company’s incentive plan and other accrual balances. The Company identified and corrected the error in the three months ended July 3, 2010 which reduced selling and administrative expense. The Company did not believe that the prior period error, individually or in the aggregate, was material to the nine months ended October 2, 2010 or any previously issued annual or quarterly financial statements.
Cash, Cash Equivalents and Short-Term Investments
The Company’s cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, and AAA rated U.S. treasury, Canadian treasury, commercial paper and European government bond money market funds, which are convertible to a known amount of cash and carry an insignificant risk of change in market value. Investments with longer maturities are classified as short-term investments, and are held primarily in bank deposits and U.S., Canadian, German, French and Dutch government treasury bills. As of October 1, 2011 and December 31, 2010, $1,130 million and $901 million, respectively, of our total cash, cash equivalents, and marketable securities were held by our foreign subsidiaries.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 1, 2011 and December 31, 2010. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 1, 2011 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	October 1, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$210,420	$—	$210,420	$—
Short-term investments	770,291	—	770,291	—
Waters 401(k) Restoration Plan assets	19,079	—	19,079	—
Foreign currency exchange contract agreements	218	—	218	—

Total	$1,000,008	$—	$1,000,008	$—

Liabilities:
Foreign currency exchange contract agreements	$108	$—	$108	$—

Total	$108	$—	$108	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$87,975	$—	$87,975	$—
Short-term investments	637,921	—	637,921	—
Waters 401(k) Restoration Plan assets	19,988	—	19,988	—
Foreign currency exchange contract agreements	424	—	424	—

Total	$746,308	$—	$746,308	$—

Liabilities:
Foreign currency exchange contract agreements	$626	$—	$626	$—

Total	$626	$—	$626	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of October 1, 2011 and December 31, 2010.
Fair Value of Other Financial Instruments
The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt is $400 million and $408 million, respectively, at October 1, 2011. The carrying value and fair value of the Company’s fixed interest rate debt was $200 million and $203 million, respectively, at December 31, 2010.
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
The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. In addition, the Company considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items. The Company did not have any interest rate swap agreements in place at October 1, 2011 and December 31, 2010.
The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At October 1, 2011 and December 31, 2010, the Company held forward foreign exchange contracts with notional amounts totaling $137 million and $136 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	October 1, 2011	December 31, 2010
Other current assets	$218	$424
Other current liabilities	$108	$626
The following is a summary of the activity related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Realized (losses) gains on closed contracts	$(3,941)	$1,998	$(1,971)	$(4,968)
Unrealized gains (losses) on open contracts	160	(382)	312	(127)

Cumulative net pre-tax (losses) gains	$(3,781)	$1,616	$(1,659)	$(5,095)

Stockholders’ Equity
The Company repurchased $292 million and $241 million of the Company’s outstanding common stock during the nine months ended October 1, 2011 and October 2, 2010, respectively. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended October 1, 2011, the Company repurchased 2.9 million shares at a cost of $242 million under this program.
In February 2009, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the nine months ended October 1, 2011 and October 2, 2010, the Company repurchased 0.7 million and 3.8 million shares at a cost of $50 million and $241 million, respectively, under this program. As of April 2, 2011, the Company repurchased an aggregate of 8.2 million shares of its common stock under the now expired February 2009 program for an aggregate cost of $499 million.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 1, 2011 and October 2, 2010 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
October 1, 2011	$11,272	$7,061	$(5,837)	$12,496
October 2, 2010	$10,109	$4,849	$(4,191)	$10,767
Subsequent Events
The Company did not have any material subsequent events.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2 Inventories
Inventories are classified as follows (in thousands):

	October 1, 2011	December 31, 2010
Raw materials	$78,780	$63,475
Work in progress	21,501	17,301
Finished goods	145,977	123,524

Total inventories	$246,258	$204,300

3 Acquisitions
In July 2011, the Company acquired the net assets of Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, for $11 million in cash. Anter was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. This acquisition was accounted for under the accounting standards for business combinations and Anter’s results have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $4 million of the purchase price to intangible assets comprised of customer relationships and acquired technology. The Company is amortizing the customer relationships over six years and the acquired technology over ten years. These intangible assets are being amortized over a weighted-average period of nine years. The remaining purchase price of $6 million has been accounted for as goodwill. The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each of the acquired company’s technology or products on a stand-alone basis. Our goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. The sellers also have provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is deductible for tax purposes. Anter is expected to add approximately $6 million on a full-year basis to the Company’s annual sales. Anter’s impact on the Company’s net income since the acquisition date for the nine months ended October 1, 2011 was not significant.
In accordance with the accounting standards for fair value measurements and disclosures, the Company measured the non-financial assets and non-financial liabilities that were acquired through the acquisition of Anter at fair value. The fair value of these non-financial assets and non-financial liabilities were determined using Level 3 inputs. The following table presents the fair values, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the Anter acquisition (in thousands):

Accounts receivable	330
Inventory	903
Other assets	65
Goodwill	6,080
Intangible assets	3,910

Total assets acquired	11,288
Accrued expenses and other current liabilities	288

Cash consideration paid	11,000

4 Goodwill and Other Intangibles
The carrying amount of goodwill was $298 million and $292 million at October 1, 2011 and December 31, 2010, respectively. The Company’s acquisition of Anter increased goodwill by $6 million (Note 3).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	October 1, 2011			December 31, 2010
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$139,169	$78,581	10 years	$134,723	$70,832	10 years
Capitalized software	259,004	142,512	5 years	229,850	127,056	5 years
Licenses	6,644	5,973	6 years	9,877	8,971	7 years
Patents and other intangibles	32,722	14,168	8 years	28,931	15,206	8 years

Total	$437,539	$241,234	7 years	$403,381	$222,065	7 years

During the nine months ended October 1, 2011, the Company acquired $4 million of purchased intangibles as a result of the acquisition of Anter. In addition, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $7 million and $4 million, respectively, in the nine months ended October 1, 2011. Amortization expense for intangible assets was $7 million and $6 million for the three months ended October 1, 2011 and October 2, 2010, respectively. Amortization expense for intangible assets was $23 million and $20 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. Amortization expense for intangible assets is estimated to be approximately $40 million per year for 2012 and 2013 and is estimated to increase to approximately $45 million per year for the years 2014 through 2016. The estimated significant increases in amortization expense in 2012, and thereafter, are due to amortization associated with capitalized software costs related to the launch of new products and software platforms planned in 2012.
5 Debt
In July 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facility both mature on July 28, 2016 and require no scheduled prepayments before that date. The Company used $425 million of the proceeds from the 2011 Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated as of January 11, 2007 (the “2007 Credit Agreement”). Waters terminated the 2007 Credit Agreement early without penalty.
The interest rates applicable to term loan and revolving loans under the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the 2007 Credit Agreement. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities and are similar in nature to ones contained in the 2007 Credit Agreement. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent months following the respective period end date.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In March 2011, the Company issued and sold the following senior unsecured notes:

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
As of October 1, 2011, the Company was in compliance with all debt covenants.
At October 1, 2011 and December 31, 2010, the Company had the following outstanding debt (in thousands):

	October 1, 2011	December 31, 2010
Lines of credit	$11,578	$11,055
Credit agreements	260,000	55,000

Total notes payable and debt	271,578	66,055

Senior unsecured notes — Series A — 3.75%, due February 2015	100,000	100,000
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	100,000
Senior unsecured notes — Series C — 2.50%, due March 2016	50,000	—
Senior unsecured notes — Series D — 3.22%, due March 2018	100,000	—
Senior unsecured notes — Series E — 3.97%, due March 2021	50,000	—
Credit agreements	300,000	500,000

Total long-term debt	700,000	700,000

Total debt	$971,578	$766,055

As of October 1, 2011 and December 31, 2010, the Company had a total amount available to borrow of $439 million and $543 million, respectively, after outstanding letters of credit under the 2011 Credit Agreement and 2007 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings were 2.28% and 1.69% at October 1, 2011 and December 31, 2010, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher mix of fixed-rate debt and an increase in the interest rate margin on the 2011 Credit Agreement.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $107 million and $111 million at October 1, 2011 and December 31, 2010, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At October 1, 2011 and December 31, 2010, the weighted-average interest rates applicable to these short-term borrowings were 2.08% and 2.10%, respectively.
6 Income Taxes
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of the reporting

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with uncertain reporting positions for the time value of money.
The following is a summary of the activity in the Company’s unrecognized tax benefits for the nine months ended October 1, 2011 and October 2, 2010 (in thousands):

	October 1, 2011	October 2, 2010
Balance at the beginning of the period	$71,523	$77,924
Realization of uncertain U.K. tax benefits	—	(9,996)
Realization of uncertain pre-acquisition tax benefits	—	(1,500)
Increase in other uncertain tax benefits	1,485	3,469

Balance at the end of the period	$73,008	$69,897

During the three and nine months ended October 2, 2010, the Company recorded a net $8 million tax benefit in the income tax provision which represents the realization of the reserve for uncertain United Kingdom tax benefits offset by the amount of the audit settlement. Also during the nine months ended October 2, 2010, the Company recorded approximately $2 million of tax benefit in the income tax provision related to the resolution of a pre-acquisition tax exposure. The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of October 1, 2011, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations or to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.
The Company’s effective tax rates for the three months ended October 1, 2011 and October 2, 2010 were 16.8% and 5.8%, respectively. The Company’s effective tax rates for the nine months ended October 1, 2011 and October 2, 2010 were 15.6% and 12.9%, respectively. Included in the income tax provision for the nine months ended October 1, 2011 is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the nine months ended October 1, 2011. Included in the income tax provision for the three and nine months ended October 2, 2010 is the aforementioned $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom. This net tax benefit decreased the Company’s effective tax rate for the three and nine months ended October 2, 2010 by 7.5 percentage points and 2.6 percentage points, respectively. Also included in the income tax provision for the nine months ended October 2, 2010 is the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the nine months ended October 2, 2010. The remaining differences between the effective tax rates for the three and nine months ended October 1, 2011 as compared to the three and nine months ended October 2, 2010 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
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
The consolidated statements of operations for the nine months ended October 1, 2011 and October 2, 2010 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$587	$623	$1,912	$1,852
Selling and administrative expenses	5,654	4,829	16,392	14,364
Research and development expenses	641	792	2,341	2,342

Total stock-based compensation	$6,882	$6,244	$20,645	$18,558

As of both October 1, 2011 and December 31, 2010, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both October 1, 2011 and December 31, 2010, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets.
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 1, 2011 and October 2, 2010 are as follows:

Options Issued and Significant
Assumptions Used to Estimate Option
Fair Values	October 1, 2011	October 2, 2010
Options issued in thousands	32	32
Risk-free interest rate	2.1%	3.0%
Expected life in years	6	6
Expected volatility	0.290	0.293
Expected dividends	—	—

Weighted-Average Exercise Price and
Fair Value of Options on the Date of
Grant	October 1, 2011	October 2, 2010
Exercise price	$78.10	$61.63
Fair value	$25.25	$21.40

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes stock option activity for the plans for the nine months ended October 1, 2011 (in thousands, except per share data):

			Weighted-Average
	Number of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2010	5,560	$21.39 to $80.97	$50.19
Granted	32	$78.10	$78.10
Exercised	(1,045)	$21.39 to $77.94	$40.95
Canceled	(24)	$36.25 to $80.97	$80.87

Outstanding at October 1, 2011	4,523	$21.39 to $79.05	$52.36

Restricted Stock
During the nine months ended October 1, 2011, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $78.10 per share. The restrictions on these shares lapse at the end of a three-year period.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 1, 2011 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2010	752	$49.64
Granted	175	$78.99
Vested	(250)	$48.16
Forfeited	(11)	$53.13

Unvested at October 1, 2011	666	$57.85

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.
8 Earnings Per Share
Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 1, 2011
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$101,257	90,688	$1.12
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,372

Net income per diluted common share	$101,257	92,060	$1.10

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended October 2, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$94,719	91,714	$1.03
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,572

Net income per diluted common share	$94,719	93,286	$1.02

	Nine Months Ended October 1, 2011
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$295,821	91,334	$3.24
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,564

Net income per diluted common share	$295,821	92,898	$3.18

	Nine Months Ended October 2, 2010
		Weighted-Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$255,159	92,647	$2.75
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,624

Net income per diluted common share	$255,159	94,271	$2.71

For both the three and nine months ended October 1, 2011, the Company had 0.7 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For both the three and nine months ended October 2, 2010, the Company had 1.8 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
9 Comprehensive Income
Comprehensive income is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net income	$101,257	$94,719	$295,821	$255,159
Foreign currency translation	(31,741)	39,474	10,312	(12,356)
Unrealized (losses) gains on investments before income taxes	(2,547)	24	(18)	24
Income tax benefit (expense)	891	(8)	6	(8)

Unrealized (losses) gains on investments, net of tax	(1,656)	16	(12)	16
Retirement liability adjustment, net of tax	119	175	712	288

Other comprehensive (loss) income	(33,278)	39,665	11,012	(12,052)

Comprehensive income	$67,979	$134,384	$306,833	$243,107

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10 Retirement Plans
The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

	Three Months Ended
	October 1, 2011			October 2, 2010
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$134	$453	$12	$118	$424
Interest cost	1,554	94	258	1,573	75	256
Expected return on plan assets	(1,880)	(69)	(74)	(1,777)	(60)	(79)
Net amortization:
Prior service credit	—	(13)	(22)	—	(14)	—
Net actuarial loss (gain)	433	—	9	286	—	(13)

Net periodic pension cost	$107	$146	$624	$94	$119	$588

	Nine Months Ended
	October 1, 2011			October 2, 2010
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$402	$1,413	$42	$310	$1,272
Interest cost	4,662	282	788	4,743	281	768
Expected return on plan assets	(5,640)	(207)	(224)	(5,347)	(166)	(237)
Net amortization:
Prior service credit	—	(39)	(22)	—	(40)	—
Net actuarial loss (gain)	1,299	—	23	810	—	(39)

Net periodic pension cost	$321	$438	$1,978	$248	$385	$1,764

For the three and nine months ended October 1, 2011, the Company contributed $1 million and $2 million to the Company’s U.S. pension plans, respectively. During fiscal year 2011, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
11 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.
Waters Division is primarily in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is primarily in the business of designing, manufacturing, distributing and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net sales for the Company’s products and services are as follows for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Product net sales:
Waters instrument systems	$212,664	$185,526	$616,596	$526,627
Chemistry	72,104	65,595	220,125	195,144
TA instrument systems	36,580	31,813	104,113	89,630

Total product sales	321,348	282,934	940,834	811,401

Service net sales:
Waters service	121,245	107,904	354,523	317,798
TA service	11,941	10,200	34,407	30,594

Total service sales	133,186	118,104	388,930	348,392

Total net sales	$454,534	$401,038	$1,329,764	$1,159,793

12 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in the nine months ended October 1, 2011 did not have a material effect on the Company’s financial position, results of operations or cash flows.
Also in October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This consensus amends the existing accounting guidance for revenue arrangements that contain tangible products and software. This consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in the nine months ended October 1, 2011 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In September 2011, amended accounting guidance was issued for goodwill in order to simplify how companies test goodwill for impairment. The amendments permit a company to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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
The Company’s sales were $455 million and $401 million, an increase of 13%, for the three months ended October 1, 2011 (the “2011 Quarter”) and October 2, 2010 (the “2010 Quarter”), respectively. The Company’s sales were $1,330 million and $1,160 million, an increase of 15%, for the nine months ended October 1, 2011 (the “2011 Period”) and October 2, 2010 (the “2010 Period”), respectively. In the 2011 Quarter and 2011 Period, as compared with the 2010 Quarter and 2010 Period, instrument system sales increased 15% and 17%, respectively, while new and recurring sales of chemistry consumables and services increased 12% for both the 2011 Quarter and 2011 Period. These overall increases in sales are attributable to increased spending by the Company’s pharmaceutical, industrial and chemical analysis customers on LC, MS and TA products. The sales growth is also attributable to an increase in demand for the recently launched ACQUITY UPLC® H-Class, Xevo® Q-TofTM, Xevo® TQ-S and SYNAPT® G2-S instrument systems, which had minimal sales in the 2010 Quarter and 2010 Period. Sales growth of these new instrument systems was achieved in all major regions of the world. The effect of foreign currency translation increased sales by 4% and 5% in the 2011 Quarter and 2011 Period, respectively.
During the 2011 Quarter, sales increased 22% in Europe, 11% in Asia (including Japan), 8% in the U.S. and 14% in the rest of the world as compared with the 2010 Quarter. The effect of foreign currency translation increased sales by 10% in Europe, 4% in Asia and 2% in the rest of the world. During the 2011 Period, sales increased 18% in Asia, 18% in Europe, 6% in the U.S. and 26% in the rest of the world as compared with the 2010 Period. The effect of foreign currency translation increased sales by 8% in Europe, 5% in Asia and 2% in the rest of the world. The increase in sales in Europe can be attributed to stronger demand from pharmaceutical, industrial and government and academic customers. The increase in Asia’s sales for both the 2011 Quarter and 2011 Period was primarily due to continued strong sales growth in China and India, particularly in government, industrial and chemical analysis markets. Japan’s sales grew 15% in both the 2011 Quarter and 2011 Period, with the effect of foreign currency translation adding 9% and 11% to the sales growth in the 2011 Quarter and 2011 Period, respectively.
In both the 2011 Quarter and 2011 Period, sales to pharmaceutical customers increased 15% and combined sales to industrial and environmental customers increased 10% and 17%, respectively, as compared with the 2010 Quarter and 2010 Period. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers and sales from the ACQUITY UPLC H-Class, Xevo Q-Tof, Xevo TQ-S, and SYNAPT G2-S instrument systems. Combined global sales to government and academic customers were 10% and 5% higher in the 2011 Quarter and 2011 Period, respectively.
Operating income was $127 million and $104 million in the 2011 Quarter and 2010 Quarter, respectively. Operating income was $364 million and $302 million in the 2011 Period and 2010 Period, respectively. The overall increases in operating income in 2011 as compared to 2010 were primarily from the increases in sales volumes and the favorable effect of foreign currency translation.
Net income per diluted share was $1.10 and $1.02 in the 2011 Quarter and 2010 Quarter, respectively. Net income per diluted share was $3.18 and $2.71 in the 2011 Period and 2010 Period, respectively. These increases in net income per diluted share were primarily attributable to higher sales volume and the favorable effect of foreign currency translation.
Net cash provided by operating activities was $347 million and $324 million in the 2011 Period and 2010 Period, respectively. The $23 million increase was primarily a result of higher net income in the 2011 Period. Net cash provided by operating activities was also impacted by the timing of receipts from customers, the increase in inventory for new products and payments to vendors, as well as the payment of amounts earned under the Company’s 2010 management incentive plans.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $51 million and $47 million in the 2011 Period and 2010 Period, respectively.
In July 2011, the Company acquired the net assets of Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, for $11 million in cash. Anter is expected to add approximately $6 million on a full-year basis to the Company’s annual sales and initially be neutral to earnings per share.
Within cash flows used in financing activities, the Company received $46 million and $27 million of proceeds from stock plans in the 2011 Period and 2010 Period, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $292 million and $241 million of the Company’s outstanding common stock in the 2011 Period and 2010 Period, respectively, under the February 2011 authorization and previously announced stock repurchase programs.
In July 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facility both mature on July 28, 2016 and require no scheduled prepayments before that date. In March 2011, the Company issued and sold senior unsecured notes with a total face value of $200 million. The Company used the proceeds from the 2011 Credit Agreement and the issuances of senior unsecured notes to repay other outstanding debt and for general corporate purposes. As a result of the issuances of senior unsecured notes, the Company’s weighted-average interest rates have increased in the 2011 Period due to higher rates paid on this fixed-rate debt.
Results of Operations
Net Sales
Product sales were $321 million and $283 million for the 2011 Quarter and the 2010 Quarter, respectively, an increase of 14%. Product sales were $941 million and $811 million for the 2011 Period and the 2010 Period, respectively, an increase of 16%. The increases in product sales in both the 2011 Quarter and 2011 Period as compared to the 2010 Quarter and 2010 Period were primarily due to higher demand from the Company’s pharmaceutical, industrial and chemical analysis customers and the strong uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof, Xevo TQ-S and SYNAPT G2-S instrument systems, which had minimal sales in the 2010 Quarter and 2010 Period. The Company also benefited during the 2011 Quarter and 2011 Period from higher sales of ACQUITY UPLC columns, which are primarily used by an expanding installed base of ACQUITY UPLC instruments. In addition, foreign currency translation added 4% and 5% to product sales for the 2011 Quarter and 2011 Period, respectively.
Service sales were $133 million and $118 million in the 2011 Quarter and the 2010 Quarter, respectively, an increase of 13%. Service sales were $389 million and $348 million in the 2011 Period and the 2010 Period, respectively, an increase of 12%. The increases in service sales were primarily attributable to increased sales of service plans and billings to a higher installed base of customers. In addition, foreign currency translation added 4% to service sales for both the 2011 Quarter and 2011 Period.
Waters Division Sales
Waters Division sales increased 13% and 15% in the 2011 Quarter and 2011 Period, respectively, as compared to the 2010 Quarter and 2010 Period. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in an increase in total sales of 4% and 5% in the 2011 Quarter and 2011 Period, respectively.
Waters instrument system sales (LC and MS) increased 15% and 17% in the 2011 Quarter and 2011 Period, respectively. The increases in instrument systems sales were primarily attributable to higher demand from the Company’s pharmaceutical and industrial customers and the adoption and uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Chemistry consumables sales increased 10% and 13% in the 2011 Quarter and 2011 Period, respectively. These increases were driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns. Waters Division service sales increased 12% in both the 2011 Quarter and 2011 Period due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in the 2011 Quarter, 2010

Quarter, 2011 Period and 2010 Period were approximately 52% for instrument systems, 18% for chemistry consumables and 30% for service.
In the 2011 Quarter, as compared to the 2010 Quarter, Waters Division sales in Europe increased 22%, sales in Asia increased 11%, sales in the U.S. increased 7% and sales to the rest of the world increased 14%. In the 2011 Period, as compared to the 2010 Period, Waters Division sales in Europe increased 18%, sales in Asia increased 17%, sales in the U.S. increased 5% and sales to the rest of the world increased 26%. The effect of foreign currency translation increased Europe’s sales by 10% and 8% in the 2011 Quarter and 2011 Period, respectively. The increases in Asia’s sales are primarily due to strong sales growth in China and India. The effects of foreign currency translation increased Asia’s sales by 4% and 5% in the 2011 Quarter and 2011 Period, respectively. The effects of foreign currency translation increased sales in the rest of world by 1% and 2% in the 2011 Quarter and 2011 Period, respectively.
TA Division Net Sales
TA’s sales were 15% higher in both the 2011 Quarter as compared to the 2010 Quarter and the 2011 Period as compared to the 2010 Period. Instrument system sales increased 15% in the 2011 Quarter and 16% in the 2011 Period. Instrument system sales represented approximately 75% of TA’s sales in the 2011 Quarter, 2011 Period, 2010 Quarter and 2010 Period. The increases were primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions, as well as revenue associated with the shipment of the new Discovery DSC instrument system. TA service sales increased 17% and 12% in the 2011 Quarter and 2011 Period, respectively, primarily due to increased sales of service plans and billings to a higher installed base of customers. The acquisition of Anter added 2% to TA’s 2011 Quarter sales and had minimal impact on TA’s 2011 Period sales. Geographically, TA’s sales increased in each territory.
Gross Profit
Gross profit for the 2011 Quarter was $274 million compared to $238 million for the 2010 Quarter, an increase of 15%. Gross profit for the 2011 Period was $804 million compared to $696 million for the 2010 Period, an increase of 15%. The increase in gross profit dollars in both the 2011 Quarter and 2011 Period can be primarily attributed to higher sales volumes. Comparatively, gross profit as a percentage of sales increased slightly to 60.3% in the 2011 Quarter and 60.4% in the 2011 Period from 59.4% in the 2010 Quarter and 60.0% 2010 Period due to sales volume leverage of fixed costs, favorable impact of foreign currency translation and a change in sales mix.
Gross profit as a percentage of sales is significantly affected by many factors, including, but not limited to, product mix and product costs of instrument systems and associated software platforms. In future quarters, the Company will be launching several new products and software platforms whose cost and amortization of capitalized software could slightly affect the Company’s product mix and associated gross profit margins as a percentage of sales. See Note 4 in the Notes to the Consolidated Financial Statements for estimated future amortization expense.
Selling and Administrative Expenses
Selling and administrative expenses for the 2011 Quarter and 2010 Quarter were $121 million and $111 million, respectively, an increase of 9%. Selling and administrative expenses for the 2011 Period and 2010 Period were $364 million and $325 million, respectively, an increase of 12%. This increase in selling and administrative expenses is a result of headcount additions; higher merit and fringe benefit costs; higher sales and incentive compensation costs; and foreign currency translation. As a percentage of net sales, selling and administrative expenses were 26.7% for the 2011 Quarter, 27.4% for the 2011 Period, 27.8% for the 2010 Quarter and 28.0% for the 2010 Period.
Research and Development Expenses
Research and development expenses were $23 million and $21 million for the 2011 Quarter and 2010 Quarter, respectively, an increase of 14%. Research and development expenses were $69 million and $61 million for the 2011 Period and 2010 Period, respectively, an increase of 12%. The increases in research and development expenses in both the 2011 Quarter and 2011 Period were primarily due to development costs incurred on new products.
Provision for Income Taxes
The Company’s effective tax rate increased to 16.8% in the 2011 Quarter from 5.8% in the 2010 Quarter. The Company’s effective tax rate increased to 15.6% in the 2011 Period from 12.9% in the 2010 Period. Included in the income tax provision for the 2011 Period is a $2 million tax benefit related to the reversal of a reserve for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the 2011 Period. Included in the income tax provision for the 2010 Quarter and 2010 Period is an $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom. This net tax benefit decreased the Company’s effective tax rate for the 2010 Quarter and 2010 Period by

7.5 percentage points and 2.6 percentage points, respectively. Also included in the income tax provision for the 2010 Period is a $2 million tax benefit related to the resolution of a pre-acquisition tax exposure. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the 2010 Period. The remaining differences between the effective tax rates for the 2011 Quarter and 2011 Period as compared to the 2010 Quarter and 2010 Period were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate is influenced by many significant factors including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates, sales volumes and profit levels in each tax jurisdiction, changes in tax laws and policies and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates in the 2011 Quarter, 2011 Period, 2010 Quarter or 2010 Period. A known factor that increased the Company’s effective tax rate is that the Company’s Ireland statutory tax rate has increased to 12.5% in 2011 from the historical contractual tax rate of 10%.
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Net income	$295,821	$255,159
Depreciation and amortization	50,045	45,518
Stock-based compensation	20,645	18,558
Deferred income taxes	(7,072)	(4,669)
Change in accounts receivable	10,040	(20,713)
Change in inventories	(46,235)	(35,771)
Change in accounts payable and other current liabilities	(11,937)	36,311
Change in deferred revenue and customer advances	20,970	23,335
Other changes	15,035	6,041

Net cash provided by operating activities	347,312	323,769
Net cash used in investing activities	(194,714)	(332,437)
Net cash used in financing activities	(37,953)	(58,889)
Effect of exchange rate changes on cash and cash equivalents	783	(10,762)

Increase (decrease) in cash and cash equivalents	$115,428	$(78,319)

Cash Flow from Operating Activities
Net cash provided by operating activities was $347 million and $324 million in the 2011 Period and 2010 Period, respectively. The changes within net cash provided by operating activities in the 2011 Period as compared to the 2010 Period include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:
•	The change in accounts receivable in the 2011 Period compared to the 2010 Period was primarily attributable to timing of shipments and payments made by customers and higher sales volumes in the 2011 Period as compared to the 2010 Period. Days-sales-outstanding (“DSO”) decreased to 71 days at October 1, 2011 from 77 days at October 2, 2010. The effect of foreign currency favorably impacted DSO’s by 2 days in the 2011 Period as compared to the 2010 Period.

•	The 2011 Period change in inventory is primarily due to the ramp up of new product and an increase in order backlog at the end of the 2011 Period.

•	The 2011 Period change in accounts payable and other current liabilities is a result of timing of payments to vendors and payments under the 2010 management incentive plans, offset somewhat by an increase in income taxes payable. The 2010 Period change in accounts payable and other current liabilities was a result of increases in accounts payable and accrued income taxes.

•	Net cash provided from deferred revenue and customer advances in both the 2011 Period and the 2010 Period was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities totaled $195 million and $332 million in the 2011 Period and 2010 Period, respectively. Additions to fixed assets and capitalized software were $51 million in the 2011 Period and $47 million in the 2010 Period. During the 2011 Period and 2010 Period, the Company purchased $1,297 million and $925 million of short-term investments while $1,165 million and $640 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $11 million during the 2011 Period. There were no business acquisitions in the 2010 Period.
Cash Used in Financing Activities
In July 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facility both mature on July 28, 2016 and require no scheduled prepayments before that date. The Company uses the revolving line of credit to fund its working capital needs. In July 2011, the Company borrowed $300 million under the new term loan facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the 2007 Credit Agreement. Waters terminated the 2007 Credit Agreement early without penalty.
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
During the 2011 Period and 2010 Period, the Company’s total debt borrowings increased by $206 million and $160 million, respectively. As of October 1, 2011, the Company had a total of $972 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the 2011 Credit Agreement, $260 million borrowed under revolving credit facilities under the 2011 Credit Agreement and $12 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date; however, there can be no assurance that it will be able to do so. As of October 1, 2011, the Company had a total amount available to borrow under existing credit agreements of $439 million after outstanding letters of credit.
In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the 2011 Period and 2010 Period, the Company repurchased a total of 3.6 million and 3.8 million shares at a cost of $292 million and $241 million, respectively, under the February 2011 authorization and previously announced programs. As of October 1, 2011, the Company had purchased an aggregate of 2.9 million shares at a cost of $242 million under the February 2011 program, leaving $258 million authorized for future repurchases.
The Company received $46 million and $27 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2011 Period and 2010 Period, respectively.
The Company believes that the cash, cash equivalents and short-term investments of $1,194 million at the end of the 2011 Period and expected cash flow from operating activities, together with borrowing capacity from committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months. Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, will be sufficient to meet future operating and investing needs for the foreseeable future.
Contractual Obligations and Commercial Commitments
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2011. The Company reviewed its contractual obligations and commercial commitments as of October 1, 2011 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the issuance of senior unsecured notes and the new credit agreement dated July 28, 2011 as described in Note 5, Debt, in the Condensed Notes to Consolidated Financial Statements.
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
For the nine months ended October 1, 2011, the Company contributed $2 million to the Company’s U.S. pension plans. During fiscal year 2011, the Company expects to contribute a total of approximately $4 million to $5 million to the Company’s defined benefit plans.
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
New Accounting Pronouncements
Refer to Note 12, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.
Special Note Regarding Forward-Looking Statements
Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends in the Company’s business; new product launches; geographic breakdown of business; anticipated expenses, including interest expense, taxes and tax benefits, and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, authorized share repurchases, potential acquisitions and any adverse litigation determinations; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the effects of the Anter acquisition; and the Company’s capital spending, sufficiency of capital and ability to fund other facility expansions to accommodate future sales growth.
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
•	Current economic, sovereign and political conditions and uncertainties; ability to access capital and maintain liquidity in volatile financial market conditions; changes in demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in Asia; spending by certain end-markets and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future financial operating results and condition.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the SEC, U.S. Food and Drug Administration, and U.S. Environmental Protection Agency, among others and regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products and completion of purchase order documentation.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates (specifically, the increase in the Company’s 2011 statutory tax rate in Ireland from the 10% historical contractual tax rate to 12.5%); shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax examinations or changes in respective country legislation affecting the Company’s effective rates.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s market risk during the nine months ended October 1, 2011. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting
There have been no changes identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the nine months ended October 1, 2011 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.
Item 1A: Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011. The Company reviewed its risk factors as of October 1, 2011 and determined that there were no material changes from the ones set forth in the Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended October 1, 2011 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs
July 3 to July 30, 2011	40	$87.85	40	$399,185
July 31 to August 27, 2011	900	$77.47	900	$329,462
August 28 to October 1, 2011	905	$78.35	905	$258,555

Total	1,845	$78.13	1,845	$258,555

(1)	The Company purchased 1.8 million shares of its outstanding common stock in the 2011 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

Item 6: Exhibits

Exhibit
Number	Description of Document
10.30	Five Year Credit Agreement, dated July 28, 2011 among Waters Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited and other Lenders party thereto.(1)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2011 (File No. 001-14010).

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation
/s/ WILLIAM J. CURRY
William J. Curry
Vice President, Corporate Controller and Principal Accounting Officer (duly authorized and chief accounting officer)

Date: November 4, 2011