Form 10-K
period 2011-12-31
WATERS CORP /DE/
filed 2012-02-24
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2011: $8,920,306,459.

Indicate the number of shares outstanding of the registrant’s common stock as of February 17, 2012: 89,060,460

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform and are used along with other analytical instruments. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments as well as other manufacturers’ instruments.

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, food, environmental, academic and government customers working in research and development, quality assurance and other laboratory applications. The Company’s LC and LC-MS instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability of fine chemicals, polymers and viscous liquids for uses in various industrial, consumer goods and healthcare products, as well as for life science research.

Waters, organized as a Delaware corporation in 1991, is a holding company that owns all of the outstanding common stock of Waters Technologies Corporation, its operating subsidiary. Waters became a publicly-traded company with its initial public offering (“IPO”) in November 1995. Since the IPO, the Company has added two significant and complementary technologies to its range of products with the acquisitions of TA Instruments in May 1996 and Micromass Limited (“Micromass®”) in September 1997.

Business Segments

The Company’s business activities, for which financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. The Company operates in the analytical instruments industry by designing, manufacturing, distributing and servicing instrument systems, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. The Company’s two operating segments, Waters Division and TA Division, have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas is set forth in Note 14 in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover new levels of scientific information. While offering significant performance advantages, ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2010, Waters introduced the ACQUITY UPLC® H-Class instrument system, which incorporates the performance of ACQUITY UPLC with the operational familiarity of traditional HPLC systems. The ACQUITY UPLC H-Class is a streamlined system that brings together the flexibility and simplicity of quaternary solvent blending and a flow-through needle injector to deliver the advanced performance expected of UPLC-type separations. The ACQUITY UPLC H-Class delivers high resolution, sensitivity and improved through-put while maintaining the robustness and reliability for which the ACQUITY systems are known. In 2011, the Company introduced the ACQUITY UPLC® I-Class instrument system. The ACQUITY UPLC I-Class provides a powerful solution to the most critical need by successfully analyzing compounds that are limited in amount or availability amid a complex matrix. The ACQUITY UPLC I-Class system maximizes peak capacity to enhance MS sensitivity; it provides the lowest carryover, complementing MS sensitivity and extending MS linear dynamic range; and it has been purposefully engineered for the lowest dispersion. During 2011 and 2010, the Company experienced sales growth in the LC instrument system product line primarily from the sales of ACQUITY UPLC, ACQUITY UPLC H-Class and ACQUITY UPLC I-Class systems.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used nearly exclusively on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instrument primarily uses ACQUITY UPLC columns. In 2011 and 2010, the Company experienced sales growth in its LC chromatography column and sample preparation businesses, especially in ACQUITY UPLC columns.

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

Mass Spectrometry and Liquid Chromatography-Mass Spectrometry

MS is a powerful analytical technology that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments are typically integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time-of-flight (“Tof”) and classical magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

Currently, the Company offers a wide range of MS instrument systems utilizing various combinations of quadrupole, Tof, ion mobility and magnetic sector designs. These instrument systems are used in drug discovery and development, as well as for environmental and food safety testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, food and environmental market segments worldwide.

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevo® TQ and Xevo® TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-TofTM”) instruments, such as the Company’s SYNAPT® G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In late 2008, the Xevo® Q-TofTM MS, an exact mass MS/MS bench-top instrument, was introduced. In late 2009, the Company introduced the SYNAPT® G2 HDMSTM system. The SYNAPT G2 HDMS and SYNAPT® G2 MS systems are high resolution exact mass MS/MS platforms that are performance-enhanced replacements for the SYNAPT HDMS and SYNAPT MS systems. The performance enhancements offered by these new systems allow for higher resolution shape discrimination by the HDMS version and superior mass resolution, mass accuracy and quantification accuracy by both versions. In 2010, the Company introduced the Xevo® TQ-S instrument system, which is designed for the most demanding UPLC/MS/MS applications. Also in 2010, the Company introduced the Xevo® G2 Q-TofTM instrument system. The Xevo G2 Q-Tof is one of the most sensitive, exact mass quantitative and qualitative bench-top MS/MS instrument systems developed because it combines the integrated workflow benefits of Engineered SimplicityTM found in existing Xevo Q-Tof instrument systems with the ground breaking QuanTofTM technology of the SYNAPT G2 instrument system. In 2011, the Company introduced the SYNAPT® G2-S HDMS instrument system. The SYNAPT G2-S incorporates both high-sensitivity Waters StepWaveTM ion transfer optics and Triwave® ion mobility technologies along with a suite of new informatics tools to take qualitative and quantitative high resolution performance to a new level.

LC and MS are typically embodied within an analytical system tailored for either a dedicated class of analyses or as a general purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it is becoming common for LC and MS instrumentation to be used within the same laboratory and operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters Division to develop, manufacture, sell and service integrated LC-MS systems.

Based upon reports from independent marketing research firms and publicly-disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and LC-MS instrument systems, chromatography columns and other consumables and related services. The Company also believes that it has the leading LC and LC-MS market share in the United States, Europe and Asia, and believes it may have a market share position in Japan that ranks second to a domestic supplier.

Waters Division Service

Services provided by Waters enable customers to maximize technology productivity, support customer compliance activities and provide transparency into enterprise resource management efficiencies. The customer benefits from improved budget control, data-driven technology adoption and accelerated workflow at a site or on a global perspective. The Company considers its service offerings to be highly differentiated from our competition, as evidenced by the consistent increase in service revenues each year. Our principal competitors in the service market include PerkinElmer, Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc. and General Electric Company. These competitors can provide services on Waters instruments to varying degrees and always present competitive risk.

The servicing and support of instruments, software and accessories is an important source of revenue and represents over 25% of sales for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans most typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

Rheometry instruments complement thermal analyzers in characterizing materials. Rheometry characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of “loading” or conditions. The information obtained under such conditions provides insight into a material’s behavior during processing, packaging, transport, usage and storage.

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered through the Waters Division, a range of instrumental configurations is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-SeriesTM family of differential scanning calorimeters includes a range of instruments, from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2009, TA introduced the ARES G2 rheometer, a high performance system uniquely capable of independently measuring stress and strain for a wide variety of solids and liquids. In 2010, TA introduced the Nano ITC Low Volume system, which is engineered to provide isothermal titration calorimetry capabilities for applications with limited sample sizes. Also in 2010, TA introduced the DMA-RH Accessory, which is designed to be used with the Q800 Dynamic Mechanical Analyzer to allow the mechanical properties of a sample to be analyzed under controlled and/or varying conditions of both relative humidity and temperature. In 2011, TA introduced the Discovery DSC, Discovery TGA and Discovery Hybrid Rheometer, which provide unmatched measurement performance in the fields of differential scanning calorimetry and rheometery.

In July 2011, the Company acquired Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, especially materials used in high temperature applications. Anter systems provide critical information to scientists that develop and characterize ceramics, metals and glasses for use in a wide-range of industries, including electronics, energy and aerospace.

TA Service

Similar to the Waters Division, the servicing and support of TA’s instruments is an important source of revenue and represents approximately 25% of sales for the TA Division. TA sells, supports and services TA’s product offerings through its headquarters in New Castle, Delaware. TA operates independently from the Waters Division, though several of its overseas offices are situated in Waters Division’s facilities. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and from billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and government agencies. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and government agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2011, 52% of the Company’s sales were to pharmaceutical accounts, 33% to other industrial accounts and 15% to university and government agencies.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2011, 2010 and 2009, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest sales and service organizations in the industry, focused exclusively on the various instrument systems’ installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with 89 sales offices throughout the world as of December 31, 2011 and approximately 2,900, 2,700 and 2,700 field representatives in 2011, 2010 and 2009, respectively. The Company’s investment in sales and service in 2011 is primarily due to the growing installed base of customers. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house, technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing and Distribution

The Company provides high quality LC products by overseeing each stage of the production of its instruments, columns and chemical reagents. The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains quality management and environmental management systems in accordance with the requirements of ISO 9001:2008, ISO 13485:2003 and ISO 14001:2004, and adheres to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that can meet the Company’s quality requirements. In addition, the Company outsources the manufacturing of certain LC instrument systems and components to well-established contract manufacturing firms in Singapore. The Company’s Singapore entity manages all Asian outsourced manufacturing as well as the distribution of all products to Asia. The Company continues to pursue outsourcing opportunities as they may arise but believes it maintains adequate supply chain and manufacturing capabilities in the event of disruption or natural disasters.

The Company manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2008. The Wexford facility is certified to ISO 9001:2008 and ISO 13485:2003. VICAM® manufactures antibody resin and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. Environmental Resource Associates manufactures environmental proficiency kits in Golden, Colorado. Thar manufactures SFC systems in Pittsburgh, Pennsylvania.

The Company manufactures and distributes its MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2008 and ISO 13485:2003.

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Lindon, Utah and Pittsburgh, Pennsylvania facilities. During 2011, the Company closed TA’s Crawley, England facility and transferred the manufacturing of these products to TA’s New Castle, Delaware facility. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2008 standards.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update its existing product offering. The Company’s research and development expenditures for 2011, 2010 and 2009 were $92 million, $84 million and $77 million, respectively. Nearly all of the Company’s current LC products are developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and nearly all of the Company’s current thermal analysis products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2011, 2010 and 2009, there were 741, 697 and 677 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses relating to acquisitions and the Company’s continued commitment to invest significantly in new product development and existing product enhancements. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 5,700, 5,400 and 5,200 employees at December 31, 2011, 2010 and 2009, respectively, with approximately 45% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

Competition

The analytical instrument systems market is highly competitive. The Company encounters competition from several worldwide manufacturers and other companies in both domestic and foreign markets for each of its three technologies. The Company competes in its markets primarily on the basis of product performance, reliability, service and, to a lesser extent, price. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. Some competitors have greater financial and other resources than the Company.

In the markets served by the Waters Division, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by the TA Division, the Company’s principal competitors include:

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

The Company is sensitive to the growing global debate with respect to climate change. In the first quarter of 2009, the Company published its first sustainability report identifying the various actions and behaviors the Company has adopted concerning its commitment to both the environment and the broader topic of social responsibility. An internal sustainability working group was formed and is functioning to develop increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. See Item 1A, Risk Factors—Effects of Climate Change, for more information on the potential significance of climate change legislation. See also Note 14 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the growth rate of sales; new product launches; geographic breakdown of business; anticipated expenses, including interest expense, tax and tax benefits, and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters; the impact of the loss of intellectual property protection; the effects of complying with environmental laws; the sufficiency of the Company’s existing facilities; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, service debt, repay outstanding lines of credit, make authorized share repurchases, potential acquisitions and any adverse litigation determinations; costs with respect to indemnification agreements; recording any impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the effects of the Anter acquisition; any potential future acquisitions; the Company’s capital spending, sufficiency of capital and ability to fund other facility expansions to accommodate future sales growth and the Company’s plans for and costs of any such expansion.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•

Current economic, sovereign and political conditions and uncertainties; ability to access capital and maintain liquidity in volatile market conditions; changes in demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service.

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

Item 1A:    Risk Factors

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, the following:

Global economic conditions may decrease demand for the Company’s products and harm our financial results.

The Company is a global business that may be adversely affected by changes in global economic conditions. These changes in global economic conditions may affect the demand for the Company’s products and services and may result in a decline in sales in the future. There can be no assurance that the strong demand for the Company’s products and services will continue in the future.

Disruption in worldwide financial markets could adversely impact the Company’s access to capital.

Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption in recent years, including, among other things, sharp increases in the cost of new capital, credit rating downgrades and bailouts, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. There can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash and revolving credit facility and impair its ability to access sources of new capital. The Company’s cost of any new capital raised and interest expense would increase if this were to occur.

The Company’s financial results are subject to changes in customer demand, which may decrease for a number of reasons, many beyond the Company’s control.

The demand for the Company’s products is dependent upon the size of the markets for its LC, LC-MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital expenditures of the Company’s customers; changes in government regulations, particularly effecting drug, food and drinking water testing; funding available to academic and government institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. There can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of weakness in global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% of the Company’s net sales in both 2011 and 2010, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales.

The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurance that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against its competitors in the future.

The Company’s financial condition and results of operations could be adversely affected in the Company is unable to maintain a sufficient level of cash flow in the U.S.

The Company had approximately $991 million in debt and $1,281 million in cash, cash equivalents and short-term investments as of December 31, 2011. As of December 31, 2011, the Company also had the ability to borrow an additional $419 million from its existing credit facilities. Most of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs. A majority of the Company’s cash is generated from foreign operations, with $1.2 billion of the Company’s cash held by foreign subsidiaries. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through (1) cash from U.S. operations, (2) efficient and timely repatriation of cash from overseas, (3) the Company’s ability to access its existing cash and revolving credit facility and (4) other sources obtained at an acceptable cost.

Debt covenants and the Company’s failure to comply with them could negatively impact the Company’s capital and financial results.

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

Disruption of operations at Company manufacturing facilities could harm our financial condition.

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis products at its facilities in New Castle, Delaware and Pittsburgh, Pennsylvania; rheometry products at its facilities in New Castle, Delaware and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

The Company’s international operations may be negatively affected by foreign political, regulatory and economic changes, and foreign currency exchange rate fluctuations could have a material adverse effect on the Company’s results of operations or financial condition.

Approximately 71% and 70% of the Company’s net sales in 2011 and 2010, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom, as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, in particular, the financial difficulties and debt burden experienced by a number of European countries; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect or benefit on the Company’s results of operations or financial condition.

The loss of key members of management could adversely affect the Company’s results of operations or financial condition.

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

Failure to adequately protect intellectual property could have an adverse and material effect on the Company’s results of operations or financial condition.

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

The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply and disruption of these sources could have, at a minimum, a temporary adverse effect on shipments and the financial results of the Company. A prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

The Company’s sales would deteriorate if the Company’s outside contractors fail to provide necessary components or modules.

Certain components or modules of the Company’s LC and MS instruments are manufactured by long-standing outside contractors, including the manufacturing of LC instrument systems and related components by well-established contract manufacturing firms in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. A prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

The Company’s financial results are subject to unexpected shifts in pre-tax income between tax jurisdictions, which are unpredictable.

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

The effects of climate change could harm the Company’s business.

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

Compliance failures could harm the Company’s business.

The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, import/export, the Foreign Corrupt Practices Act and environmental laws and regulations. A portion of the Company’s operations are subject to regulation by the FDA and similar foreign regulatory agencies. These regulations are complex and govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. Any failure by the Company to comply with applicable government regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations.

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

Item 1B:    Unresolved Staff Comments

None.

Item 2: Properties

Waters operates 22 United States facilities and 75 international facilities, including field offices. In 2011, the Company purchased land in the United Kingdom to construct a new facility, which will consolidate certain existing primary MS research, manufacturing and distribution locations. The Company believes that this new building and its other existing facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function(1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Milford, MA	M, R, S, D, A	Owned
Taunton, MA	M, R	Owned
Nixa, MO	M, S, D, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
St. Quentin, France	S, A	Leased
Wexford, Ireland	M, R, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 13 field offices in the United States and 65 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International
Irvine, CA	Australia	Japan
Pleasanton, CA	Austria	Korea
Schaumburg, IL	Belgium	Mexico
Wood Dale, IL	Brazil	Netherlands
Columbia, MD	Canada	Norway
Beverly, MA	Czech Republic	People’s Republic of China
Ann Arbor, MI	Denmark	Poland
Morrisville, NC	Finland	Puerto Rico
Parsippany, NJ	France	Spain
Westlake, OH	Germany	Sweden
Huntingdon, PA	Hungary	Switzerland
Bellaire, TX	India	Taiwan
Spring, TX	Ireland	United Kingdom
Italy

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3: Legal	Proceedings

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

Item 4: Mine	Safety Disclosures

Not applicable.

NAMED EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 63, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board and a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation.

Arthur G. Caputo, 60, has been Executive Vice President since March 2003 and President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 54, has been Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 54, has been Vice President, Finance and Administration and Chief Financial Officer since June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 57, has been Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 17, 2012, the Company had 184 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future. The Company has not made any sales of unregistered securities in the years ended December 31, 2011, 2010 or 2009.

Securities Authorized for Issuance under Equity Compensation Plans

Equity compensation plan information is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders and should be considered an integral part of this Item 5.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2006 (the last day of public trading of the Company’s common stock in fiscal year 2006) through December 31, 2011 (the last day of public trading of the common stock in fiscal year 2011) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2006

AMONG WATERS CORPORATION, NYSE MARKET INDEX AND SIC CODE 3826 INDEX — LABORATORY ANALYTICAL INSTRUMENTS

	2006	2007	2008	2009	2010	2011
WATERS CORPORATION	100.00	161.47	74.84	126.53	158.69	151.22
NYSE MARKET INDEX	100.00	108.87	66.13	84.83	96.19	92.50
SIC CODE INDEX	100.00	136.28	77.47	113.56	160.37	132.66

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low
April 3, 2010	$67.89	$56.18
July 3, 2010	$73.13	$63.11
October 2, 2010	$71.49	$60.52
December 31, 2010	$80.47	$69.87
April 2, 2011	$87.93	$74.68
July 2, 2011	$99.56	$85.96
October 1, 2011	$99.16	$72.19
December 31, 2011	$83.14	$71.61

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2011 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
October 2 to October 29, 2011	—	$—	—	$258,555
October 30 to November 26, 2011	545	$78.06	545	$216,012
November 27 to December 31, 2011	395	$76.52	395	$185,795

Total	940	$77.41	940	$185,795

(1)	The Company purchased an aggregate of 0.7 million shares of its outstanding common stock in 2011 in open market transactions pursuant to a repurchase program that was announced in February 2009 (the “2009 Program”). The 2009 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

(2)	The Company purchased an aggregate of 3.8 million shares of its outstanding common stock in 2011 in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

Item 6: Selected	Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2011, 2010, 2009, 2008 and 2007. The Company’s financial statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011 are included in Item 8, Financial Statements and Supplemental Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Net sales	$1,851,184	$1,643,371	$1,498,700	$1,575,124	$1,473,048
Income from operations before income taxes	$509,252	$437,863	$386,652	$372,192	$323,192
Net income	$432,968	$381,763	$323,313	$322,479	$268,072
Net income per basic common share	$4.77	$4.13	$3.37	$3.25	$2.67
Weighted-average number of basic common shares	90,833	92,385	95,797	99,199	100,500
Net income per diluted common share	$4.69	$4.06	$3.34	$3.21	$2.62
Weighted-average number of diluted common shares and equivalents	92,325	94,057	96,862	100,555	102,505
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and short-term investments	$1,281,351	$946,419	$630,257	$428,522	$693,014
Working capital, including current maturities of debt	$1,340,241	$1,200,791	$777,808	$666,796	$578,628
Total assets	$2,723,234	$2,327,670	$1,907,931	$1,622,898	$1,881,055
Long-term debt	$700,000	$700,000	$500,000	$500,000	$500,000
Stockholders’ equity	$1,226,578	$1,068,797	$848,949	$661,005	$586,076
Employees	5,672	5,381	5,216	5,033	4,956

Item 7: Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, food, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, polymers and viscous liquids in consumer goods and healthcare products.

The Company’s sales were $1,851 million, $1,643 million and $1,499 million in 2011, 2010 and 2009, respectively. Sales increased 13% in 2011 as compared to 2010 and 10% in 2010 as compared to 2009. In 2011, as compared with 2010, instrument system sales increased 14% while combined sales of chemistry consumables and services increased 11%. These overall increases in 2011 sales were attributable to increased spending by the Company’s pharmaceutical, industrial and chemical analysis customers on new and existing LC, MS and TA products. The sales growth in 2011 is also attributable to an increase in demand for the recently launched ACQUITY UPLC® H-Class, Xevo® Q-TofTM, Xevo® TQ-S and SYNAPT® G2-S instrument systems. Sales growth of these new instrument systems was achieved in all major regions of the world. The effect of foreign currency translation increased sales by 3% in 2011. The Company expects the impact of foreign currency translation to be slightly negative to 2012 sales when compared to 2011 based on current exchange rates. The 2010 increase in sales when compared with 2009 was primarily due to higher demand for the Company’s products and services resulting from an improvement in global economic conditions, introduction of new products, and an increase in pharmaceutical and industrial spending on the Company’s products. Foreign currency translation had minimal impact on sales growth in 2010.

Waters Division sales increased 12% in 2011 as compared to 2010 and 9% in 2010 as compared to 2009. The effect of foreign currency translation increased Waters Division sales by 3% in 2011 and had minimal impact on Waters Division sales in 2010. TA’s sales increased 16% in 2011 as compared to 2010 and 17% in 2010 as compared to 2009. The effect of foreign currency translation increased TA sales by 3% in 2011 and had minimal impact on TA sales in 2010. The July 2011 acquisition of Anter Corporation (“Anter”) added 1% to TA’s sales in 2011 when compared to 2010.

Geographically, sales increased 16% in Europe, 13% in Asia (including Japan), 6% in the U.S. and 26% in the rest of the world during 2011 as compared with 2010. The effect of foreign currency translation increased sales in 2011 by 5% in Europe, 4% in Asia and 1% in the rest of the world. During 2010, as compared with 2009, sales increased 21% in Asia and 9% in the U.S., while sales were flat in Europe and increased 13% in the rest of the world. The effect of foreign currency translation decreased sales in 2010 by 4% in Europe and increased sales by 4% in Asia and 3% in the rest of the world. Europe’s 2011 sales benefited from strong demand from pharmaceutical and chemical analysis customers. Asia’s 2011 sales growth rate was not as high as the 2010 sales growth rate due to the impact of large regulatory pharmaceutical and food analysis shipments in China in late 2010 and a slowdown in customer orders in India in late 2011, principally due to the devaluation of the Indian rupee versus the U.S. dollar. The Company does not expect the impact of the India rupee devaluation to have a long-term effect on sales.

In 2011, sales to pharmaceutical customers increased 13% and combined sales to industrial and environmental customers increased 15% as compared to 2010. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers and sales from the ACQUITY UPLC H-Class, Xevo Q-Tof, Xevo TQ-S and SYNAPT G2-S instrument systems. In 2010, as compared to 2009, sales to pharmaceutical customers increased 12% and sales to industrial, food safety and environmental customers increased 14%. These increases were primarily a result of increased spending on instrument systems, chemistry consumables and services by the Company’s customers as global economic conditions improved as compared to the prior year. Combined global sales to government and academic customers were 5% higher in both 2011 as compared to 2010 and 2010 as compared to 2009. These increases were primarily attributable to sales of newly introduced LC and LC-MS systems and strong global academic spending that occurred in Asia in 2010. In 2012, as a result of the continuing austerity programs being put in place worldwide, the Company’s sales to governmental and academic customers may continue to lag behind the Company’s overall anticipated sales growth rate.

Operating income was $529 million, $450 million and $395 million in 2011, 2010 and 2009, respectively. The overall increase in operating income in 2011 when compared to 2010 was primarily due to increases in sales volumes and the favorable effect of foreign currency translation. The overall increase in operating income in 2010 when compared to 2009 was primarily from increases in sales volumes with relatively similar product mix and gross margin percentages. Foreign currency translation accounted for approximately $26 million and $6 million of the increases in operating income in 2011 as compared to 2010 and 2010 compared to 2009, respectively. The Company expects the impact of foreign currency translation to be neutral or possibly decrease 2012 operating income when compared to 2011 based on current exchange rates.

Net income per diluted share was $4.69, $4.06 and $3.34 in 2011, 2010 and 2009, respectively. Net income per diluted share was primarily impacted by the following factors in 2011, 2010 and 2009:

•	The benefits from higher sales volumes, product mix and the leveraging of lower growth in operating expenses.

•

The impact from the shift in pretax income between tax rate jurisdictions were negligible to the net income per diluted share in 2011 and increased net income per diluted share by $0.14 in 2010 after excluding the one-time transactions noted below.

•

Foreign currency translation added $0.24 and $0.06 to net income per diluted share in 2011 and 2010, respectively. This benefit to net income per diluted share is not expected to continue in 2012 as compared to 2011 at current exchange rates.

•

In 2010, an $8 million tax benefit was recorded related to the reversal for uncertain tax positions due to an audit settlement in the United Kingdom and a $2 million tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits added $0.10 per diluted share in 2010.

•	A $6 million TA building lease termination expense recorded in 2009 increased selling and administrative expenses and lowered net income per diluted share by $0.04 in 2009.

•	A $5 million tax benefit was recorded in 2009 related to the reorganization of certain foreign legal entities and added $0.05 per diluted share in 2009.

•

The impact of lower weighted-average shares outstanding resulting from the Company’s share repurchase program, offset by the incremental interest expense on borrowings to repurchase those shares, increased net income per diluted share slightly in 2011 and increased net income per diluted share by $0.06 in 2010.

Net cash provided by operating activities was $497 million, $458 million and $418 million in 2011, 2010 and 2009, respectively. The $39 million increase in operating cash flow in 2011 when compared to 2010 was primarily the result of higher net income and was also impacted in 2011 by the payment of amounts earned under the Company’s 2010 management incentive plans. The increase in operating cash flow in 2010 when compared to 2009 was primarily a result of higher net income, lower incentive compensation payments made in 2010 as compared to 2009, and payments made in 2009 for a $6 million litigation payment and $6 million TA building lease termination.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $85 million, $63 million and $94 million in 2011, 2010 and 2009, respectively. Capital expenditures were higher in 2011 due to a $14 million land acquisition in the United Kingdom, where the Company plans to construct a new facility that will consolidate certain existing primary MS research, manufacturing and distribution locations. The Company expects to incur capital expenditures in the next few years in the range of $50 million to $70 million to construct this facility. Capital expenditures were higher in 2009 due to the acquisition of land and construction of a new TA facility.

In January 2012, the Company acquired all of the outstanding capital stock of Bahr Thermoanalyse GmbH (“Bahr”), a German manufacturer of a wide-range of thermal analyzers, for $12 million in cash. The Company acquired the net assets of Anter for $11 million in cash in 2011. The Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”) for $36 million in cash in 2009. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company received $60 million, $101 million and $19 million of proceeds from stock plans in 2011, 2010 and 2009, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2011, 2010 and 2009, the Company repurchased $364 million, $292 million and $210 million of the Company’s outstanding common stock, respectively, under the February 2011 authorization and previously announced stock repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

In July 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”). The 2011 Credit Agreement provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facility both mature on July 28, 2016 and require no scheduled prepayments before that date. In March 2011, the Company issued and sold senior unsecured notes with a total face value of $200 million. The Company used the proceeds from the 2011 Credit Agreement and the issuances of senior unsecured notes to repay other outstanding debt and for general corporate purposes. As a result of the issuances of senior unsecured notes, the Company’s weighted-average interest rates have increased in 2011 due to higher rates paid on this fixed-rate debt.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Product sales were $1,322 million and $1,167 million for 2011 and 2010, respectively, an increase of 13%. The increase in product sales in 2011 was primarily due to higher demand from the Company’s pharmaceutical, industrial and chemical analysis customers and strong uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof, Xevo TQ-S, SYNAPT G2-S, thermal analysis and rheology instrument systems. The Company also benefited during 2011 from higher sales of ACQUITY UPLC columns, which are primarily used by an expanding installed base of ACQUITY UPLC instruments. In addition, foreign currency translation added 3% to product sales for 2011.

Service sales were $529 million and $477 million in 2011 and 2010, respectively, an increase of 11%. The increase in service sales in 2011 was primarily attributable to increased sales of service plans and billings to a higher installed base of customers. In addition, foreign currency translation added 3% to service sales for 2011.

Waters Division Net Sales

Waters Division sales increased 12% in 2011 as compared to 2010. The effect of foreign currency translation benefited the Waters Division across all product lines, resulting in an increase in total sales of 3% in 2011.

Waters instrument system sales (LC and MS) increased 14% in 2011. The increase in instrument systems sales was primarily attributable to higher demand from the Company’s pharmaceutical and industrial customers and the adoption and uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Chemistry consumables sales increased 11% in 2011. These increases were driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns. Waters Division service sales grew 11% in 2011 due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in 2011 were 53% for instrument systems, 18% for chemistry consumables and 29% for service, as compared to 52% for instrument systems, 18% for chemistry consumables and 30% for service in 2010.

Waters Division sales in Europe increased 16%, with the effect of foreign currency translation increasing Europe’s sales by 5%. Waters Division sales in Europe benefited from strong demand from pharmaceutical and chemical analysis customers. Waters Division sales in Asia increased 13%; however, the sales growth rate was not as high as in 2010 due to the impact of large regulatory pharmaceutical and food analysis shipments in China in late 2010 and a slowdown in customer orders in India in late 2011 due to the devaluation of the Indian rupee versus the U.S. dollar. The effects of foreign currency translation increased Asia’s sales by 4%. Waters Division sales in the U.S. increased 5% and sales to the rest of the world increased 25%. Foreign currency translation had minimal impact on sales in the rest of world.

TA Division Net Sales

TA’s sales were 16% higher in 2011 as compared to 2010. Instrument system sales increased 17% in 2011 and represented 76% of sales in 2011 as compared to 75% in 2010. The increase in instrument system sales was primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions, as well as revenue associated with the shipment of the new Discovery instrument systems.

TA service sales increased 14% in 2011 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation added 3% to TA’s 2011 sales as compared to 2010 and the 2011 acquisition of Anter added 1% to sales in 2011. Geographically, TA’s sales increased in each territory.

Gross Profit

Gross profit for 2011 was $1,121 million compared to $990 million for 2010, an increase of 13%. The increase in gross profit dollars in 2011 was primarily attributable to higher sales volumes. Gross profit as a percentage of sales increased to 60.5% in 2011 as compared to 60.2% in 2010 due to sales volume leveraging manufacturing fixed costs and the favorable impact of foreign currency translation.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, product mix and product costs of instrument systems and associated software platforms. Beginning in 2012, the Company expects to introduce several new products and software platforms whose cost and amortization of capitalized software development costs may affect the Company’s product mix and may lower associated gross profit margins slightly as a percentage of sales. See Note 6 in the Notes to the Consolidated Financial Statements for estimated future amortization expense.

Selling and Administrative Expenses

Selling and administrative expenses for 2011 and 2010 were $490 million and $445 million, respectively, an increase of 10%. The increase in selling and administrative expenses in 2011 was a result of the Company’s investment in headcount additions, principally in sales and service; higher merit and fringe benefit costs; higher sales and incentive compensation costs; and foreign currency translation. As a percentage of net sales, selling and administrative expenses were 26.5% for 2011 compared to 27.1% for 2010.

Research and Development Expenses

Research and development expenses were $92 million and $84 million for 2011 and 2010, respectively, an increase of 10%. The increase in research and development expenses in 2011 was primarily due to development costs incurred on new products and increased headcount.

Interest Expense

Interest expense was $22 million and $14 million for 2011 and 2010, respectively. The increase in interest expense in 2011 was primarily attributable to an increase in average borrowings, as well as higher interest rates paid on fixed-rate debt.

Provision for Income Taxes

The four principal jurisdictions the Company manufactures in are the U.S., Ireland, the United Kingdom and Singapore, where the effective tax rates are approximately 35%, 12.5%, 26.5% and 0%. The Company has a contractual tax rate in Singapore of 0% through the end of 2016, while the statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates reported for 2011, 2010 or 2009.

The Company’s effective tax rates for 2011 and 2010 were 15.0% and 12.8%, respectively. Included in the income tax provision for 2011 is a $2 million tax benefit related to the reversal of a reserve for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.3 percentage points in 2011. Included in the 2010 income tax provision was an $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom and $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the

Company’s effective tax rate by 2.1 percentage points in 2010. The remaining difference between the effective tax rate for 2011 as compared to 2010 was primarily attributable to a slight shift in pre-tax income recognized in jurisdictions with higher effective tax rates.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Product sales were $1,167 million and $1,052 million for 2010 and 2009, respectively, an increase of 11%. The increase in product sales in 2010 was primarily due to higher demand by the Company’s customers as a result of improved economic conditions and an increase in sales from the recently introduced ACQUITY UPLC H-Class, SYNAPT G-2 and Xevo Q-Tof instrument systems. Service sales were $477 million and $447 million in 2010 and 2009, respectively, an increase of 7%. The increase in service sales in 2010 was primarily attributable to increased sales of service plans and billings to a higher installed base of customers.

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

Gross Profit

Gross profit for 2010 was $990 million compared to $904 million for 2009, an increase of 10%. Gross profit as a percentage of sales decreased slightly to 60.2% in 2010 as compared to 60.3% in 2009. The increase in gross profit dollars in 2010 was primarily attributable to higher sales volumes. During 2010, the Company’s gross profit as a percentage of sales was slightly impacted by an unfavorable change in the sales mix and the unfavorable impact of movements in certain foreign exchange rates between the currencies where the Company manufactures products and the currencies where the sales were transacted, principally the Euro, Japanese Yen and British Pound. These declines in gross profit as a percentage of sales were mostly offset by the benefit of manufacturing product cost reductions and the benefit from manufacturing overhead absorption as a result of the increase in sales volume.

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

Provision for Income Taxes

The Company’s effective tax rates for 2010 and 2009 were 12.8% and 16.4%, respectively. Included in the 2010 income tax provision was an $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom and $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the Company’s effective tax rate by 2.1 percentage points in 2010. Included in the income tax provision for 2009 was a $5 million tax benefit related to the reversal of a $5 million provision that was originally recorded in 2008, relating to the reorganization of certain foreign legal entities. The recognition of this tax benefit in 2009 was a result of changes in income tax regulations promulgated by the U.S. Treasury in February 2009. This tax benefit decreased the Company’s effective tax rate by 1.2 percentage points in 2009. The remaining difference between the effective tax rate for 2010 as compared to 2009 was primarily attributable to higher pre-tax income in lower tax rate jurisdictions.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$432,968	$381,763	$323,313
Depreciation and amortization	66,387	62,558	57,272
Stock-based compensation	27,579	24,852	28,255
Deferred income taxes	(5,824)	(15,037)	36,276
Change in accounts receivable	(12,528)	(43,286)	(16,905)
Change in inventories	(18,838)	(37,036)	(6,823)
Change in accounts payable and other current liabilities	(11,845)	52,017	(10,830)
Change in deferred revenue and customer advances	2,630	9,433	2,613
Other changes	16,845	22,592	5,092

Net cash provided by operating activities	497,374	457,856	418,263
Net cash used in investing activities	(355,976)	(411,515)	(419,028)
Net cash used in financing activities	(60,422)	(60,252)	(90,280)
Effect of exchange rate changes on cash and cash equivalents	(5,484)	(18,702)	3,634

Increase (decrease) in cash and cash equivalents	$75,492	$(32,613)	$(87,411)

Cash Flow from Operating Activities

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $497 million and $458 million in 2011 and 2010, respectively. The changes within net cash provided by operating activities in 2011 when compared to 2010 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The change in accounts receivable in 2011 compared to 2010 was primarily attributable to timing of payments made by customers and higher sales volumes in 2011 as compared to 2010. Days-sales-outstanding (“DSO”) was 64 days at December 31, 2011 and 67 days at December 31, 2010.

•	The 2011 change in inventories was attributable to the increase in inventory related to the introduction of new products and associated spare parts launched in 2011.

•

The 2011 change in accounts payable and other current liabilities was a result of timing of payments to vendors and a decrease in income taxes payable in the current year as a result of the utilization of net operating loss carryforwards in the U.S. The 2010 change in accounts payable and other current liabilities was a result of increases in accounts payable and accrued income taxes.

•	Net cash provided from deferred revenue and customer advances in both 2011 and 2010 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities was $458 million and $418 million in 2010 and 2009, respectively. The changes within net cash provided by operating activities in 2010 as compared to 2009 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The change in accounts receivable in 2010 compared to 2009 was primarily attributable to timing of payments made by customers and higher sales volumes in 2010 as compared to 2009. DSO was 67 days at both December 31, 2010 and December 31, 2009.

•	The 2010 change in inventories was attributed to the increase in inventory related to the ramp up in sales of new products launched in the second half of 2010 and in early 2011.

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

•	Net cash provided from deferred revenue and customer advances in both 2010 and 2009 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $356 million, $412 million and $419 million in 2011, 2010 and 2009, respectively. Additions to fixed assets and capitalized software were $85 million, $63 million and $94 million in 2011, 2010 and 2009, respectively. Capital expenditures were higher in 2011 due to a $14 million land acquisition in the United Kingdom, where the Company plans to construct a new facility that will consolidate certain existing primary MS research, manufacturing and distribution locations. The Company expects to incur capital expenditures in the next few years in the range of $50 million to $70 million to construct this facility. Capital expenditures were higher in 2009 due to the acquisition of land and construction of a new TA facility.

During 2011, 2010 and 2009, the Company purchased $1,749 million, $1,235 million and $518 million of short-term investments, respectively, while $1,490 million, $886 million and $229 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $11 million and $36 million during 2011 and 2009, respectively. There were no business acquisitions in 2010.

Cash Used in Financing Activities

In July 2011, Waters entered into the 2011 Credit Agreement, which provides for a $700 million revolving facility and a $300 million term loan facility. The term loan facility and the revolving facility both mature on July 28, 2016 and require no scheduled prepayments before that date. The Company uses the revolving line of credit to fund its working capital needs. In July 2011, the Company borrowed $300 million under the new term loan facility. The Company used the proceeds of the term loan and the revolving borrowings to repay the outstanding amounts under the credit agreement entered into in January 2007 (the “2007 Credit Agreement”). Waters terminated the 2007 Credit Agreement early without penalty.

The interest rates applicable to the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2011, the Company was in compliance with all such covenants. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date, however, there can be no assurance that it will be able to do so.

The Company issued and sold senior unsecured notes with a face value of $200 million in both 2011 and 2010. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on both issuances of senior unsecured notes is payable semi-annually. The Company may redeem some of the notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus accrued and unpaid interest, plus the applicable make-whole amount. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

During 2011, 2010 and 2009, the Company’s net debt borrowings increased by $225 million, $134 million and $92 million, respectively. As of December 31, 2011, the Company had a total of $991 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under a term loan facility under the 2011 Credit Agreement, $280 million borrowed under revolving credit facility under the 2011 Credit Agreement and $11 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date; however, there can be no assurance that it will be able to do so. As of December 31, 2011, the Company had a total amount available to borrow under existing credit agreements of $419 million after outstanding letters of credit.

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2011, 2010 and 2009, the Company repurchased 4.5 million, 4.4 million and 4.5 million shares at a cost of $364 million, $292 million and $210 million, respectively, under the February 2011 authorization and previously announced programs. As of December 31, 2011, the Company had purchased an aggregate of 3.8 million shares at a cost of $314 million under the February 2011 program, leaving $186 million authorized for future repurchases.

The Company received $60 million, $101 million and $19 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2011, 2010 and 2009, respectively.

The Company had cash, cash equivalents and short-term investments of $1.3 billion as of December 31, 2011. The majority of the Company’s cash, cash equivalents and short-term investments are generated from foreign operations, with $1.2 billion held by foreign subsidiaries at December 31, 2011. Due to the fact that most of the Company’s cash, cash equivalents and short-term investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends, the ability to raise funds from external sources and the borrowing capacity from committed credit facilities will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Year(1)
	Total	2012	2013	2014	2015	2016	2017	After 2017
Notes payable and debt	$290,832	$290,832	$—	$—	$—	$—	$—	$—
Long-term debt	700,000	—	—	—	100,000	350,000	—	250,000
Operating leases	74,996	23,829	18,407	13,332	7,036	5,410	3,725	3,257

Total	$1,065,828	$314,661	$18,407	$13,332	$107,036	$355,410	$3,725	$253,257

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.

The interest rates applicable to term loan and revolving loans under the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2011, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2011 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2011	2012	2013	2014	2015	2016	After 2016
Letters of credit	$17,649	$1,087	$341	$16,221	$—	$—	$—	$—

The Company licenses certain technology and software from third parties and the licenses expire at various dates through 2012. Fees paid for licenses were less than $1 million in each of the years 2011, 2010 and 2009. Future minimum license fees payable under existing license agreements as of December 31, 2011 are immaterial.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations. See Item 3, Legal Proceedings, of Part I of this Form 10-K.

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2012, the Company expects to contribute approximately $7 million to $9 million to the Company’s defined benefit plans.

In order to accommodate future sales growth, the Company purchased land in the United Kingdom for $14 million in 2011 to consolidate certain existing primary MS research, manufacturing and distribution locations in the United Kingdom into one facility. The Company expects to incur capital expenditures in the next few years in the range of $50 million to $70 million to construct this facility. The Company believes it can fund the construction of this facility with cash flows from operating activities and its borrowing capacity from committed credit facilities.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standard for income taxes, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibits any discounting of any of the related tax effects for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2011 were to become recognizable in the future, the Company would record a total reduction of approximately $73 million in its income tax provision. The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of December 31, 2011, the Company does not expect to record any material changes in the measurement of unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations within the next twelve months. As of December 31, 2011, the Company does expect, however, to record a reduction in the measurement of unrecognized tax benefits and related net interest and penalties of approximately $4 million due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance and prior to shipment of the instrument. At December 31, 2011, the Company had current and long-term deferred revenue liabilities of $110 million and $25 million, respectively. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. The

Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

The Company’s method of revenue recognition for certain products requiring installation is in accordance with multiple-element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2011 was $367 million, net of allowances for doubtful accounts and sales returns of $9 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2011 was recorded at its net realizable value of $213 million, which is net of write-downs of $14 million.

Long-Lived Assets, Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results, particularly as it pertains to capitalized software;

•	significant negative industry or economic trends, competitive products and technologies; and

•	significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patents, trademarks and intellectual properties, such as licenses.

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $192 million, $237 million and $297 million, respectively, as of December 31, 2011.

The Company performs annual impairment reviews of its goodwill on January 1 of each year. For goodwill impairment review purposes, the Company has two reporting units, the Waters Division and TA Division. The Company currently does not expect to record an impairment charge in the foreseeable future; however, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded. The factors that could cause a material goodwill impairment charge in the future include, but are not limited to, the following:

•	significant decline in the Company’s projected revenue, earnings or cash flows;

•	significant adverse change in legal factors or business climate;

•	significant decline in the Company’s stock price or the stock price of comparable companies;

•	adverse action or assessment by a regulator; and

•	unanticipated competition.

Warranty

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2011, the Company’s warranty liability was $13 million.

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

The accounting standard for income taxes requires that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standard, which requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. At December 31, 2011, the Company had unrecognized tax benefits of $73 million.

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

With respect to the claims referenced in Item 3, Legal Proceedings, of Part I of this Form 10-K, management of the Company to date has been able to make this determination and thus has recorded charges with respect to certain claims. As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording charges or additional charges which could materially impact the Company’s results of operations or financial position.

Pension and Other Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.20% for its U.S. benefit plans and 2.50% for its non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2011 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2011, the Company determined the weighted-average discount rate to be 4.33% for the U.S. benefit plans and 3.29% for the non-U.S. benefits plans.

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

Stock-based Compensation

The accounting standard for stock-based compensation requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair-value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. This accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and the Company employs different assumptions in the application of this accounting standard, the compensation expense that the Company records in future periods may differ significantly from what the Company has recorded in the current period.

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

As of December 31, 2011, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$46	3.8
Restricted stock units	27	3.1
Restricted stock	1	1.7

Total	$74	3.5

Recent Accounting Standard Changes and Developments

Information regarding recent accounting standard changes and developments is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, of this document and should be considered an integral part of this Item 7. See Note 2 in the Notes to the Consolidated Financial Statements for recently adopted and issued accounting standards.

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

Cash Flow Hedges

The Company used interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. The Company had no outstanding interest rate swap agreements at December 31, 2011, 2010 and 2009. For the year ended December 31, 2009, the Company recorded a change of $2 million in accumulated other comprehensive income on the interest rate agreements and recorded additional interest expense of $2 million.

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2011, 2010 and 2009, the Company held forward foreign exchange contracts with notional amounts totaling $161 million, $136 million and $138 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2011	December 31, 2010
Other current assets	$81	$424
Other current liabilities	$1,317	$626

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Realized (losses) gains on closed contracts	$(2,233)	$(8,138)	$5,162
Unrealized (losses) gains on open contracts	(1,035)	(39)	1,448

Cumulative net pre-tax (losses) gains	$(3,268)	$(8,177)	$6,610

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2011 would decrease pre-tax earnings by approximately $16 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bills, U.S. treasury bill money market funds, Canadian U.S. dollar-denominated treasury bills, commercial paper and European government bond money market funds. Investments with longer maturities are classified as short-term investments, and are held primarily in bank deposits, investment grade commercial paper and U.S., Canadian, German and Dutch government treasury bills. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2011 and December 31, 2010, $1,200 million out of $1,281 million and $901 million out of $946 million, respectively, of the Company’s total cash, cash equivalents and short-term investments were held by foreign subsidiaries and may be subject to material tax repatriation effects. As of December 31, 2011, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles, collateralized debt obligation conduits or asset-backed conduits.

The Company’s cash, cash equivalents and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries as of December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2012

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$383,990	$308,498
Short-term investments	897,361	637,921
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,584 and $6,196 at December 31, 2011 and December 31, 2010, respectively	367,085	358,237
Inventories	212,864	204,300
Other current assets	80,804	77,685

Total current assets	1,942,104	1,586,641
Property, plant and equipment, net	237,095	215,060
Intangible assets, net	191,992	181,316
Goodwill	297,071	291,657
Other assets	54,972	52,996

Total assets	$2,723,234	$2,327,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$290,832	$66,055
Accounts payable	55,317	64,406
Accrued employee compensation	49,949	52,831
Deferred revenue and customer advances	109,922	106,445
Accrued income taxes	9,449	11,909
Accrued warranty	13,258	11,272
Other current liabilities	73,136	72,932

Total current liabilities	601,863	385,850
Long-term liabilities:
Long-term debt	700,000	700,000
Long-term portion of retirement benefits	92,970	72,624
Long-term income tax liability	72,613	77,764
Other long-term liabilities	29,210	22,635

Total long-term liabilities	894,793	873,023

Total liabilities	1,496,656	1,258,873
Commitments and contingencies (Notes 7, 8, 9, 10 and 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 152,757 and 151,054 shares issued, 88,996 and 91,848 shares outstanding at December 31, 2011 and December 31, 2010, respectively	1,528	1,511
Additional paid-in capital	1,089,959	970,068
Retained earnings	3,051,447	2,618,479
Treasury stock, at cost, 63,761 and 59,206 shares at December 31, 2011 and December 31, 2010, respectively	(2,880,301)	(2,509,466)
Accumulated other comprehensive loss	(36,055)	(11,795)

Total stockholders’ equity	1,226,578	1,068,797

Total liabilities and stockholders’ equity	$2,723,234	$2,327,670

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Product sales	$1,322,136	$1,166,627	$1,051,978
Service sales	529,048	476,744	446,722

Total net sales	1,851,184	1,643,371	1,498,700
Cost of product sales	506,073	453,779	406,681
Cost of service sales	224,420	199,524	188,201

Total cost of sales	730,493	653,303	594,882

Gross profit	1,120,691	990,068	903,818
Selling and administrative expenses	490,011	445,456	421,403
Research and development expenses	92,347	84,274	77,154
Purchased intangibles amortization	9,733	10,406	10,659

Operating income	528,600	449,932	394,602
Interest expense	(21,971)	(13,924)	(10,986)
Interest income	2,623	1,855	3,036

Income from operations before income taxes	509,252	437,863	386,652
Provision for income taxes	76,284	56,100	63,339

Net income	$432,968	$381,763	$323,313

Net income per basic common share	$4.77	$4.13	$3.37
Weighted-average number of basic common shares	90,833	92,385	95,797
Net income per diluted common share	$4.69	$4.06	$3.34
Weighted-average number of diluted common shares and equivalents	92,325	94,057	96,862

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$432,968	$381,763	$323,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	3,265	2,926	3,124
Provisions on inventory	10,131	10,897	9,952
Stock-based compensation	27,579	24,852	28,255
Deferred income taxes	(5,824)	(15,037)	36,276
Depreciation	36,531	34,421	31,805
Amortization of intangibles	29,856	28,137	25,467
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(12,528)	(43,286)	(16,905)
Increase in inventories	(18,838)	(37,036)	(6,823)
Decrease in other current assets	4,309	2,402	5,925
(Increase) decrease in other assets	(12,071)	2,472	(689)
(Decrease) increase in accounts payable and other current liabilities	(11,845)	52,017	(10,830)
Increase in deferred revenue and customer advances	2,630	9,433	2,613
Increase (decrease) in other liabilities	11,211	3,895	(13,220)

Net cash provided by operating activities	497,374	457,856	418,263
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(85,436)	(62,740)	(93,796)
Business acquisitions, net of cash acquired	(11,100)	—	(36,086)
Purchase of short-term investments	(1,749,161)	(1,234,671)	(518,390)
Maturity of short-term investments	1,489,721	885,896	229,244

Net cash used in investing activities	(355,976)	(411,515)	(419,028)
Cash flows from financing activities:
Proceeds from debt issuances	598,528	315,641	184,309
Payments on debt	(373,751)	(181,358)	(92,556)
Payments of debt issuance costs	(4,523)	(1,498)	—
Proceeds from stock plans	60,153	100,584	19,099
Purchase of treasury shares	(370,835)	(296,292)	(211,377)
Excess tax benefit related to stock option plans	32,239	10,809	5,083
(Payments for) proceeds from debt swaps and other derivative contracts	(2,233)	(8,138)	5,162

Net cash used in financing activities	(60,422)	(60,252)	(90,280)
Effect of exchange rate changes on cash and cash equivalents	(5,484)	(18,702)	3,634

Increase (decrease) in cash and cash equivalents	75,492	(32,613)	(87,411)
Cash and cash equivalents at beginning of period	308,498	341,111	428,522

Cash and cash equivalents at end of period	$383,990	$308,498	$341,111

Supplemental cash flow information:
Income taxes paid	50,313	39,688	23,818
Interest paid	19,658	10,564	13,020

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Statements of Comprehensive Income
	(In thousands)
Balance December 31, 2008	148,069	$1,481	$756,499	$1,913,403	$(2,001,797)	$(8,581)	$661,005
Comprehensive income, net of tax:
Net income	—	—	—	323,313	—	—	323,313	$323,313
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	19,405	19,405	19,405
Net appreciation and realized gains on derivative instruments, net of tax	—	—	—	—	—	1,798	1,798	1,798
Unrealized losses on investments, net of tax	—	—	—	—	—	(25)	(25)	(25)
Retirement liability adjustment, net of tax	—	—	—	—	—	2,977	2,977	2,977

Other comprehensive income	—	—	—	—	—	24,155	24,155	24,155

Comprehensive income								$347,468

Issuance of common stock for employees:
Employee Stock Purchase Plan	88	1	3,243	—	—	—	3,244
Stock options exercised	514	5	15,850	—	—	—	15,855
Tax benefit related to stock option plans	—	—	5,083	—	—	—	5,083
Increase in valuation allowance	—	—	(705)	—	—	—	(705)
Treasury stock	—	—	—	—	(211,377)	—	(211,377)
Stock-based compensation	160	1	28,375	—	—	—	28,376

Balance December 31, 2009	148,831	$1,488	$808,345	$2,236,716	$(2,213,174)	$15,574	$848,949

Comprehensive income, net of tax:
Net income	—	—	—	381,763	—	—	381,763	$381,763
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	(24,568)	(24,568)	(24,568)
Unrealized gains on investments, net of tax	—	—	—	—	—	12	12	12
Retirement liability adjustment, net of tax	—	—	—	—	—	(2,813)	(2,813)	(2,813)

Other comprehensive loss	—	—	—	—	—	(27,369)	(27,369)	(27,369)

Comprehensive income								$354,394

Issuance of common stock for employees:
Employee Stock Purchase Plan	62	1	3,457	—	—	—	3,458
Stock options exercised	1,933	19	97,107	—	—	—	97,126
Tax benefit related to stock option plans	—	—	10,809	—	—	—	10,809
Release of valuation allowance	—	—	25,873	—	—	—	25,873
Treasury stock	—	—	—	—	(296,292)	—	(296,292)
Stock-based compensation	228	3	24,477	—	—	—	24,480

Balance December 31, 2010	151,054	$1,511	$970,068	$2,618,479	$(2,509,466)	$(11,795)	$1,068,797

Comprehensive income, net of tax:
Net income	—	—	—	432,968	—	—	432,968	$432,968
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	(12,644)	(12,644)	(12,644)
Unrealized gains on investments, net of tax	—	—	—	—	—	627	627	627
Retirement liability adjustment, net of tax	—	—	—	—	—	(12,243)	(12,243)	(12,243)

Other comprehensive loss	—	—	—	—	—	(24,260)	(24,260)	(24,260)

Comprehensive income								$408,708

Issuance of common stock for employees:
Employee Stock Purchase Plan	58	1	4,149	—	—	—	4,150
Stock options exercised	1,381	14	55,989	—	—	—	56,003
Tax benefit related to stock option plans	—	—	32,239	—	—	—	32,239
Release of valuation allowance	—	—	176	—	—	—	176
Treasury stock	—	—	—	—	(370,835)	—	(370,835)
Stock-based compensation	264	2	27,338	—	—	—	27,340

Balance December 31, 2011	152,757	$1,528	$1,089,959	$3,051,447	$(2,880,301)	$(36,055)	$1,226,578

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Description of Business and Organization

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform and are used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), food safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 71% in 2011, 70% in 2010 and 69% in 2009. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Seasonality of Business

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end.

Cash, Cash Equivalents and Short-Term Investments

Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bills, U.S. treasury bill money market funds, Canadian U.S. dollar-denominated treasury bills, commercial paper and European government bond money market funds. Investments with longer maturities are classified as short-term investments, and are held primarily in bank deposits, investment grade commercial paper and U.S., Canadian, German and Dutch government treasury bills. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2011 and 2010, $1,200 million out of $1,281 million and $901 million out of $946 million, respectively, of the Company’s total cash, cash equivalents and short-term investments were held by foreign subsidiaries and may be subject to material tax repatriation effects.

Short-term investments are classified as available-for-sale in accordance with the accounting standard for investments in debt and equity securities. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the statement of operations. The Company classifies its investments as short-term investments exclusive of those categorized as cash equivalents. At December 31, 2011 and 2010, the Company had short-term investments with a cost of $897 million and $638 million, respectively, which approximated market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts and Sales Returns:
2011	$6,196	$9,932	$(7,544)	$8,584
2010	$6,723	$5,508	$(6,035)	$6,196
2009	$7,608	$6,956	$(7,841)	$6,723

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 52% in 2011, 52% in 2010 and 51% in 2009. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2011, 2010 or 2009. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2011, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company performs an annual goodwill impairment assessment for its reporting units as of January 1 each year. The goodwill and other intangible assets accounting standard defines a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. For goodwill impairment review purposes, the Company has two reporting units, the Waters Division and TA Division. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

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

Software Development Costs

The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standard for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to five years. The Company capitalized $29 million of direct expenses that were related to the development of software in both 2011 and 2010. Net capitalized software included in intangible assets totaled $115 million and $103 million at December 31, 2011 and 2010, respectively, see Note 6, “Goodwill and Other Intangibles”.

The Company capitalizes internal software development costs in accordance with the accounting standard for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $3 million and $4 million at December 31, 2011 and 2010, respectively.

Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standard for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and was not material in any period presented. All investments at December 31, 2011 and 2010 are included in other assets and amounted to $4 million for both years.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2011 and 2010. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$142,966	$—	$142,966	$—
Short-term investments	897,361	—	897,361	—
Waters 401(k) Restoration Plan assets	20,667	—	20,667	—
Foreign currency exchange contract agreements	81	—	81	—

Total	$1,061,075	$—	$1,061,075	$—

Liabilities:
Foreign currency exchange contract agreements	$1,317	$—	$1,317	$—

Total	$1,317	$—	$1,317	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Total at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$87,975	$—	$87,975	$—
Short-term investments	637,921	—	637,921	—
Waters 401(k) Restoration Plan assets	19,988	—	19,988	—
Foreign currency exchange contract agreements	424	—	424	—

Total	$746,308	$—	$746,308	$—

Liabilities:
Foreign currency exchange contract agreements	$626	$—	$626	$—

Total	$626	$—	$626	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2011 and 2010.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $410 million, respectively, at December 31, 2011. The carrying value and fair value of the Company’s fixed interest rate debt was $200 million and $203 million, respectively, at December 31, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Flow Hedges

The Company has used interest rate swap agreements to hedge the risk to earnings associated with fluctuations in interest rates related to outstanding U.S. dollar floating rate debt. In August 2007, the Company entered into two floating-to-fixed-rate interest rate swaps, each with a notional amount of $50 million and maturity dates of April 2009 and October 2009, to hedge floating rate debt related to the term loan facility of its outstanding debt. The Company had no outstanding interest rate swap agreements at December 31, 2011, 2010 and 2009. For the year ended December 31, 2009, the Company recorded a change of $2 million in accumulated other comprehensive income on the interest rate agreements and recorded additional interest expense of $2 million.

Other

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen and British Pound. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2011, 2010 and 2009, the Company held forward foreign exchange contracts with notional amounts totaling $161 million, $136 million and $138 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2011	December 31, 2010
Other current assets	$81	$424
Other current liabilities	$1,317	$626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Realized (losses) gains on closed contracts	$(2,233)	$(8,138)	$5,162
Unrealized (losses) gains on open contracts	(1,035)	(39)	1,448

Cumulative net pre-tax (losses) gains	$(3,268)	$(8,177)	$6,610

Stockholders’ Equity

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During 2011, the Company repurchased 3.8 million shares at a cost of $314 million under this program, leaving $186 million authorized for future purchases.

During 2011, 2010 and 2009, the Company repurchased 4.5 million, 4.4 million and 4.5 million shares at a cost of $364 million, $292 million and $210 million, respectively, under the February 2011 authorization and previously announced programs. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance prior to shipment of the instrument. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received specifying fixed terms and prices. The Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s method of revenue recognition for certain products requiring installation is in accordance with the multiple-element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the fair value of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the fair value of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
2011	$11,272	$10,175	$(8,189)	$13,258
2010	$10,109	$7,618	$(6,455)	$11,272
2009	$10,276	$5,725	$(5,892)	$10,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2011, 2010 and 2009 were $11 million, $10 million and $10 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described in Note 10, “Stock-Based Compensation”.

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

Subsequent Events

The Company did not have any material subsequent events, except for the recent acquisition discussed in Note 5, “Acquisitions”.

Recently Adopted Accounting Standards

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple-deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The previously existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the previous accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The new approach is effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Also in October 2009, a new accounting consensus was issued for certain revenue arrangements that include software elements. This new consensus amends the previous accounting guidance for revenue arrangements that contain tangible products and software. This new consensus requires that tangible products which contain software components and non-software components that function together to deliver the tangible products essential functionality are no longer within the scope of the software revenue guidance. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

3    Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$71,993	$63,475
Work in progress	12,293	17,301
Finished goods	128,578	123,524

Total inventories	$212,864	$204,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Land and land improvements	$34,665	$20,679
Buildings and leasehold improvements	174,582	163,747
Production and other equipment	288,274	268,421
Construction in progress	20,560	13,578

Total property, plant and equipment	518,081	466,425
Less: accumulated depreciation and amortization	(280,986)	(251,365)

Property, plant and equipment, net	$237,095	$215,060

During 2011, 2010 and 2009, the Company retired and disposed of approximately $6 million, $9 million and $7 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

5    Acquisitions

In January 2012, the Company acquired all of the outstanding capital stock of Bahr Thermoanalyse GmbH (“Bahr”), a German manufacturer of a wide-range of thermal analyzers, for $12 million in cash. This acquisition will be accounted for under the accounting standard for business combinations and the results of this acquisition will be included in the Company’s consolidated results from the acquisition date.

In July 2011, the Company acquired the net assets of Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, for $11 million in cash. Anter was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. This acquisition was accounted for under the accounting standard for business combinations and Anter’s results have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $4 million of the purchase price to intangible assets comprised of customer relationships and acquired technology. The Company is amortizing the customer relationships over six years and the acquired technology over ten years. These intangible assets are being amortized over a weighted-average period of nine years. The remaining purchase price of $6 million has been accounted for as goodwill. The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each of the acquired company’s technology or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. The sellers also have provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when the contractual representation or warranty condition occurs. The goodwill is deductible for tax purposes. Anter is expected to add approximately $6 million on a full-year basis to the Company’s annual sales. Anter’s impact on the Company’s net income since the acquisition date for the year ended December 31, 2011 was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the Anter acquisition (in thousands):

Accounts receivable	330
Inventory	903
Other assets	65
Goodwill	6,180
Intangible assets	3,910

Total assets acquired	11,388
Accrued expenses and other current liabilities	288

Cash consideration paid	11,100

In February 2009, the Company acquired all of the remaining outstanding capital stock of Thar Instruments, Inc. (“Thar”), a privately-held global leader in the design, development and manufacture of analytical and preparative supercritical fluid chromatography and supercritical fluid extraction (“SFC”) systems, for $36 million in cash, including the assumption of $4 million of debt. The acquisition of Thar was accounted for under the accounting standard for business combinations and the results of Thar have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $24 million of the purchase price to intangible assets comprised of customer relationships, non-compete agreements, acquired technology, IPR&D and other purchased intangibles. These intangible assets are being amortized over a weighted-average period of 13 years. Included in intangible assets is a trademark in the amount of $4 million, which has been assigned an indefinite life. The excess purchase price of $22 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

The pro forma effect of the ongoing operations for Waters, Anter, and Thar as though these acquisitions had occurred at the beginning of the periods covered by this report is immaterial.

6    Goodwill and Other Intangibles

The carrying amount of goodwill was $297 million and $292 million at December 31, 2011 and 2010, respectively. The Company’s acquisition of Anter increased goodwill by $6 million (See Note 5) and currency translation adjustments decreased goodwill by $1 million in 2011.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$138,001	$80,023	10 years	$134,723	$70,832	10 years
Capitalized software	253,379	138,573	5 years	229,850	127,056	5 years
Licenses	6,597	6,039	6 years	9,877	8,971	7 years
Patents and other intangibles	33,698	15,048	8 years	28,931	15,206	8 years

Total	$431,675	$239,683	7 years	$403,381	$222,065	7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2011, the Company acquired $4 million of purchased intangibles as a result of the acquisition of Anter. In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $6 million and $5 million, respectively, in the year ended December 31, 2011 due to the effect of foreign currency translation.

For the years ended December 31, 2011, 2010 and 2009, amortization expense for intangible assets was $30 million, $28 million and $25 million, respectively. Amortization expense for intangible assets is estimated to be approximately $32 million for 2012 and is estimated to increase to approximately $45 million per year for the years 2013 through 2016. The estimated significant increases in amortization expense are due to amortization associated with capitalized software costs related to the launch of new software product platforms planned in the fourth quarter of 2012. The carrying value of the new software platform is approximately $83 million as of December 31, 2011 and will be amortized over ten years.

7    Debt

In July 2011, the Company entered into a new credit agreement (the “2011 Credit Agreement”) that provides for a $700 million revolving facility and a $300 million in term loan facility. The revolving facility and term loan facility both mature on July 28, 2016 and require no scheduled prepayments before that date. The Company used $425 million of the proceeds from the 2011 Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated as of January 11, 2007 (the “2007 Credit Agreement”). Waters terminated the 2007 Credit Agreement early without penalty.

The interest rates applicable to the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively, the same as the 2007 Credit Agreement. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date.

The Company issued and sold the following senior unsecured notes in the years ended December 31, 2011 and 2010:

Senior Notes	Issue Date	Term	Interest Rate	Face Value (in millions)	Maturity Date
Series A	February 2010	5 years	3.75%	$100	February 2015
Series B	March 2010	10 years	5.00%	$100	February 2020
Series C	March 2011	5 years	2.50%	$50	March 2016
Series D	March 2011	7 years	3.22%	$100	March 2018
Series E	March 2011	10 years	3.97%	$50	March 2021

The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on the senior unsecured notes is payable semi-annually. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of December 31, 2011, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Foreign subsidiary lines of credit	$10,832	$11,055
Credit agreements	280,000	55,000

Total notes payable and debt	290,832	66,055

Senior unsecured notes — Series A — 3.75%, due February 2015	100,000	100,000
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	100,000
Senior unsecured notes — Series C — 2.50%, due March 2016	50,000	—
Senior unsecured notes — Series D — 3.22%, due March 2018	100,000	—
Senior unsecured notes — Series E — 3.97%, due March 2021	50,000	—
Credit agreements	300,000	500,000

Total long-term debt	700,000	700,000

Total debt	$990,832	$766,055

As of December 31, 2011 and 2010, the Company had a total amount available to borrow of $419 million and $543 million, respectively, after outstanding letters of credit, under the 2011 Credit Agreement and 2007 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings were 2.33% and 1.69% at December 31, 2011 and 2010, respectively. The increase in the weighted-average interest rate for the Company’s long-term debt is primarily due to a higher mix of fixed-rate debt and an increase in the interest rate credit margin on the 2011 Credit Agreement.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $109 million and $111 million at December 31, 2011 and 2010, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At December 31, 2011 and 2010, the weighted-average interest rates applicable to the short-term borrowings were 2.02% and 2.10%, respectively.

8    Income Taxes

Income tax data for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
The components of income from operations before income taxes are as follows:
Domestic	$102,998	$60,470	$64,942
Foreign	406,254	377,393	321,710

Total	$509,252	$437,863	$386,652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
The current and deferred components of the provision for income taxes on operations are as follows:
Current	$82,108	$71,137	$59,472
Deferred	(5,824)	(15,037)	3,867

Total	$76,284	$56,100	$63,339

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$33,242	$21,599	$24,080
State	5,661	3,491	3,757
Foreign	37,381	31,010	35,502

Total	$76,284	$56,100	$63,339

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$178,238	$153,252	$135,328
State income tax, net of federal income tax benefit	3,679	2,269	2,442
Net effect of foreign operations	(102,528)	(97,312)	(73,351)
Other, net	(3,105)	(2,109)	(1,080)

Provision for income taxes	$76,284	$56,100	$63,339

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating losses and credits	$18,242	$21,359
Depreciation	12,990	10,339
Stock-based compensation	22,616	24,477
Deferred compensation	27,442	21,437
Revaluation of equity investments	4,941	5,896
Inventory	3,226	3,093
Accrued liabilities and reserves	30,371	23,976
Other	11,349	8,711

Total deferred tax assets	131,177	119,288
Valuation allowance	(10,248)	(10,361)

Deferred tax assets, net of valuation allowance	120,929	108,927
Deferred tax liabilities:
Capitalized software	(13,263)	(10,877)
Amortization	(9,818)	(10,308)
Indefinite-lived intangibles	(17,665)	(19,901)
Other	(171)	(119)

Total deferred tax liabilities	(40,917)	(41,205)

Net deferred tax assets	$80,012	$67,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets of $56 million and $48 million are included in other current assets and $24 million and $20 million are included in other assets at December 31, 2011 and 2010, respectively.

The Company’s deferred tax assets associated with net operating loss, tax credit carryforwards and alternative minimum tax credits are comprised of the following at December 31, 2011: less than $1 million benefit of U.S. federal and state net operating loss carryforwards that begin to expire in 2020 and 2012, respectively; $14 million in research and development credits that begin to expire in 2012; and less than $1 million ($2 million pre-tax) in foreign net operating losses, which do not expire under current law.

As of December 31, 2009, the Company had provided a deferred tax valuation allowance of $84 million, principally against foreign tax credits ($71 million), certain foreign net operating losses and other deferred tax assets. During the year ended December 31, 2010, the Company realized a benefit of $12 million from electing tax deduction rather than tax credit treatment with respect to portions of its foreign tax credit carryforward and determined that it would similarly realize an additional benefit of $14 million in the future for the remainder of this deferred tax asset. As a result, during the year ended December 31, 2010, the Company released the $71 million valuation allowance related to the deferred tax asset associated with the foreign tax credit carryforward, reduced the deferred tax asset associated with the foreign tax credit carryforward by $57 million (reduced to $14 million), reduced accrued taxes by $12 million and increased additional paid-in capital by $26 million. The Company increased additional paid-in capital because the valuation allowance that was originally established against this deferred tax asset was recorded as a reduction in additional paid-in capital. With the filing of the Company’s U.S. tax return for the year ended December 31, 2011, the Company will have fully realized the remaining $14 million value of this deferred tax asset.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $32 million, $11 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, there were unremitted earnings of foreign subsidiaries of approximately $2 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standard for income taxes, which requires financial statement reporting of the expected future tax consequences of those tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibits any discounting of those unrecognized tax benefits for the time value of money.

The following is a summary of the activity of the Company’s unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at the beginning of the period	$71,523	$77,924	$77,295
Realization of uncertain U.K. tax benefits	—	(9,996)	—
Realization of uncertain pre-acquisition tax benefits	—	(1,500)	—
Realization of uncertain legal entity reorganization tax benefits	—	—	(4,555)
Net increase in other uncertain tax benefits	1,676	5,095	5,184

Balance at the end of the period	$73,199	$71,523	$77,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of December 31, 2011, the Company does not expect to record any material changes in the measurement of any other unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations and the Company has not received any indication that a settlement is expected within the next twelve months. As of December 31, 2011, the Company does expect, however, to record a reduction in the measurement of unrecognized tax benefits and related net interest and penalties of approximately $4 million due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

The Company’s effective tax rates for the years ended December 31, 2011, 2010 and 2009 were 15.0%, 12.8% and 16.4%, respectively. Included in the income tax provision for the year ended December 31, 2011 is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.3 percentage points in the year ended December 31, 2011. Included in the income tax provision for the year ended December 31, 2010 is the aforementioned $8 million tax benefit related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom and the aforementioned $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the Company’s effective tax rate by 2.1 percentage points in the year ended December 31, 2010. Included in the income tax provision for the year ended December 31, 2009 is the aforementioned $5 million of tax benefit related to the reversal of a $5 million provision that was originally recorded in 2008, related to the reorganization of certain foreign legal entities. The tax benefit in 2009 decreased the Company’s effective tax rate by 1.2 percentage points in the year ended December 31, 2009. The remaining differences between the effective tax rates for 2011, 2010 and 2009 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

9    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $28 million, $27 million and $34 million during the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum rents payable as of December 31, 2011 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2012	$23,829
2013	18,407
2014	13,332
2015	7,036
2016 and thereafter	12,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company licenses certain technology and software from third parties and the licenses expire at various dates through 2016. Fees paid for licenses were less than $1 million for each of the years ended December 31, 2011, 2010 and 2009. Future minimum license fees payable under existing license agreements as of December 31, 2011 are immaterial for the years ended December 31, 2012 and thereafter.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

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

10    Stock-Based Compensation

In May 2003, the Company’s shareholders approved the Company’s 2003 Equity Incentive Plan (“2003 Plan”). As of December 31, 2011, the 2003 Plan has 1.4 million shares available for granting in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2003 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2003 Plan is scheduled to terminate on March 4, 2013. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2003 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. No award of restricted stock may have a restriction period of less than three years except as may be recommended by the Compensation Committee of the Board of Directors, or with respect to any award of restricted stock which provides solely for a performance-based risk of forfeiture so long as such award has a restriction period of at least one year. As of December 31, 2011, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In February 2009, the Company adopted its 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2011, 1.1 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million, less than $1 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations based on their fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The stock-based compensation accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of this standard, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2011	2010	2009
Cost of sales	$2,566	$2,483	$2,767
Selling and administrative expenses	21,891	19,197	21,941
Research and development expenses	3,122	3,172	3,547

Total stock-based compensation	$27,579	$24,852	$28,255

As of both December 31, 2011 and 2010, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both December 31, 2011 and 2010, the Company has capitalized stock-based compensation costs of $3 million in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during 2011, 2010 and 2009 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2011	2010	2009
Options issued in thousands	658	667	608
Risk-free interest rate	1.1%	2.0%	2.9%
Expected life in years	6	6	6
Expected volatility	0.376	0.271	0.305
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2011	2010	2009
Exercise price	$79.10	$78.21	$58.46
Fair value	$29.67	$23.97	$20.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the plans for the year ended December 31, 2011 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2010	5,560	$21.39 to $80.97	$50.19
Granted	658	$78.10 to $79.15	$79.10
Exercised	(1,381)	$21.39 to $77.94	$40.64
Canceled	(28)	$36.25 to $80.97	$80.87

Outstanding at December 31, 2011	4,809	$21.39 to $79.15	$56.71

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2011 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$21.39 to $38.99	917	$32.06	2.4	900	$31.95
$39.00 to $59.99	2,138	$49.43	5.5	1,559	$48.37
$60.00 to $79.15	1,754	$78.47	8.5	458	$77.96

Total	4,809	$56.71	6.0	2,917	$47.95

During 2011, 2010 and 2009, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $67 million, $45 million and $13 million, respectively. The total cash received from the exercise of these stock options was $56 million, $97 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2011 was $92 million. Options exercisable at December 31, 2011, 2010 and 2009 were 2.9 million, 3.7 million and 5.1 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2011, 2010 and 2009 were $47.95, $43.45 and $45.17, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2011 was 4.3 years.

At December 31, 2011, the Company had 4.8 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $91 million, $56.56 and 5.9 years, respectively, at December 31, 2011.

As of December 31, 2011, 2010 and 2009, there were $45 million, $38 million and $36 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.8 years.

Restricted Stock

During the years ended December 31, 2011, 2010 and 2009, the Company granted 12 thousand, 12 thousand and 8 thousand shares of restricted stock. The restrictions on these shares lapse at the end of a three-year period. The weighted-average fair value on the grant date of the restricted stock granted in 2011, 2010 and 2009 was $78.10, $61.63 and $38.09, respectively. The Company has recorded $1 million, $1 million and less than $1 million of compensation expense in the years ended December 31, 2011, 2010 and 2009, respectively, related to the restricted stock grants. As of December 31, 2011, the Company has 32 thousand unvested shares of restricted stock outstanding with a total of $1 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 1.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2011 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2010	752	$49.64
Granted	175	$78.99
Vested	(254)	$48.16
Forfeited	(19)	$54.06

Unvested at December 31, 2011	654	$57.94

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2011, 2010 and 2009 on the restricted stock units expected to vest were $13 million, $12 million and $10 million, respectively. As of December 31, 2011, there were $24 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.1 years.

11    Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2011
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$432,968	90,833	$4.77
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,492

Net income per diluted common share	$432,968	92,325	$4.69

	Year Ended December 31, 2010
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$381,763	92,385	$4.13
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,672

Net income per diluted common share	$381,763	94,057	$4.06

	Year Ended December 31, 2009
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$323,313	95,797	$3.37
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,065

Net income per diluted common share	$323,313	96,862	$3.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2011, 2010 and 2009, the Company had 1.3 million, 2.5 million and 3.3 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

12    Comprehensive Income

Comprehensive income is detailed as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$432,968	$381,763	$323,313
Foreign currency translation	(12,644)	(24,568)	19,405
Net appreciation and realized gains on derivative instruments	—	—	2,766
Income tax expense	—	—	(968)

Net appreciation and realized gains on derivative instruments, net of tax	—	—	1,798

Net foreign currency adjustments	(12,644)	(24,568)	21,203
Unrealized gains (losses) on investments before income taxes	966	19	(38)
Income tax (expense) benefit	(339)	(7)	13

Unrealized gains (losses) on investments, net of tax	627	12	(25)
Retirement liability adjustment, net of tax	(12,243)	(2,813)	2,977

Other comprehensive (loss) income	(24,260)	(27,369)	24,155

Comprehensive income	$408,708	$354,394	$347,468

13    Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2011, 2010 and 2009, the Company’s matching contributions amounted to $12 million, $11 million and $10 million, respectively. In addition, the Company also sponsors various other employee benefit plans (primarily defined contribution plans) outside the United States. The Company contributed $12 million, $11 million and $10 million in 2011, 2010 and 2009, respectively, to these non-U.S. plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the Waters Retirement Plan, Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”), the U.S. retiree healthcare plan and the Company’s non-U.S. retirement plans are presented in the following tables, using the measurement dates of December 31, 2011 and 2010, respectively.

The summary of the projected benefit obligations at December 31, 2011 and 2010 is as follows (in thousands):

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$118,459	$7,724	$29,504	$108,118	$7,268	$26,517
Service cost	7	1,214	1,872	55	1,052	1,710
Interest cost	6,166	364	1,079	6,315	356	1,027
Actuarial losses (gains)	13,884	331	439	8,256	(527)	669
Disbursements	(2,260)	(487)	(1,462)	(4,285)	(425)	(1,256)
Plan amendments	—	—	(2,640)	—	—	—
Currency impact	—	—	403	—	—	837

Projected benefit obligation, December 31	$136,256	$9,146	$29,195	$118,459	$7,724	$29,504

The accumulated benefit obligations at December 31, 2011 and 2010 are as follows (in thousands):

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Accumulated benefit obligation	$136,240	*	$26,210	$118,437	*	$23,559

*	Not applicable.

The summary of the fair value of the plan assets at December 31, 2011 and 2010 is as follows (in thousands):

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of assets, January 1	$93,187	$3,808	$11,934	$82,523	$3,084	$11,067
Actual return on plan assets	(1,844)	61	271	10,182	304	371
Company contributions	2,527	268	1,874	4,767	220	1,593
Employee contributions	—	669	—	—	625	—
Disbursements	(2,260)	(487)	(1,462)	(4,285)	(425)	(1,256)
Currency impact	—	—	181	—	—	159

Fair value of assets, December 31	$91,610	$4,319	$12,798	$93,187	$3,808	$11,934

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status of the plans at December 31, 2011 and 2010 is as follows (in thousands):

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$(136,256)	$(9,146)	$(29,195)	$(118,459)	$(7,724)	$(29,504)
Fair value of plan assets	91,610	4,319	12,798	93,187	3,808	11,934

Projected benefit obligation in excess of fair value of plan assets	$(44,646)	$(4,827)	$(16,397)	$(25,272)	$(3,916)	$(17,570)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2011 and 2010 is as follows (in thousands):

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$1,817	$—	$—	$1,583
Current liabilities	(149)	—	(108)	(292)	—	(91)
Long-term liabilities	(44,497)	(4,827)	(18,106)	(24,980)	(3,916)	(19,062)

Net amount recognized at December 31	$(44,646)	$(4,827)	$(16,397)	$(25,272)	$(3,916)	$(17,570)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011			2010			2009
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$7	$545	$1,872	$55	$427	$1,710	$55	$300	$1,726
Interest cost	6,166	364	1,079	6,315	356	1,027	6,215	363	886
Expected return on plan assets	(7,443)	(277)	(313)	(7,123)	(226)	(329)	(6,704)	(149)	(354)
Net amortization:
Prior service (credit) cost	—	(53)	(89)	—	(53)	—	148	(54)	—
Net actuarial loss	1,782	—	37	1,095	—	11	459	—	44

Net periodic pension cost	$512	$579	$2,586	$342	$504	$2,419	$173	$460	$2,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011			2010			2009
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$—	$(3,619)	$—	$—	$—	$—	$—	$—
Net loss arising during the year	23,170	546	481	5,198	(605)	627	(4,450)	(382)	542
Amortization:
Prior service credit (cost)	—	53	89	—	53	—	(148)	54	—
Net loss	(1,782)	—	(37)	(1,095)	—	(11)	(459)	—	(44)
Currency impact	—	—	55	—	—	253	—	—	(147)

Total recognized in other comprehensive (loss) income	$21,388	$599	$(3,031)	$4,103	$(552)	$869	$(5,057)	$(328)	$351

The summary of the amounts included in accumulated other comprehensive (loss) income in stockholders’ equity for the plans at December 31, 2011 and 2010 is as follows (in thousands):

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net (loss) gain	$(57,446)	$(299)	$(2,416)	$(36,058)	$247	$(1,920)
Prior service credit	—	159	3,527	—	213	—

Total	$(57,446)	$(140)	$1,111	$(36,058)	$460	$(1,920)

The summary of the amounts included in accumulated other comprehensive (loss) income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2011 is as follows (in thousands):

	2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net loss	$(2,916)	$—	$(44)
Prior service credit	—	54	274

Total	$(2,916)	$54	$230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ investment asset mix is as follow at December 31, 2011 and 2010:

	2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	62%	61%	0%	67%	56%	0%
Debt securities	35%	27%	0%	32%	19%	0%
Cash and cash equivalents	3%	12%	45%	1%	25%	50%
Other	0%	0%	55%	0%	0%	50%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S. Retiree Healthcare Plans		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	40% -80%	0%
Debt securities	25%	20% -60%	0%
Cash and cash equivalents	5%	0% - 20%	50%
Other	10%	0% - 20%	50%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(a)	$78,631	$78,327	$304	$—
Common stocks(b)	3,911	3,911	—	—
Cash equivalents(c)	3,050	—	3,050	—
Hedge funds(d)	6,018	—	—	6,018

Total U.S. Pension Plans	91,610	82,238	3,354	6,018
U.S. Retiree Healthcare Plan:
Mutual funds(e)	3,798	3,798	—	—
Cash equivalents(c)	521	—	521	—

Total U.S. Retiree Healthcare Plan	4,319	3,798	521	—
Non-U.S. Pension Plans:
Cash equivalents(c)	5,759	5,759	—	—
Bank and insurance investment contracts(f)	7,039	—	—	7,039

Total Non-U.S. Pension Plans	12,798	5,759	—	7,039

Total fair value of retirement plan assets	$108,727	$91,795	$3,875	$13,057

The fair value of the Company’s retirement plan assets are as follows at December 31, 2010 (in thousands):

	Total at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(g)	$83,257	$83,257	$—	$—
Common stocks(b)	4,560	4,560	—	—
Cash equivalents(c)	488	—	488	—
Hedge funds(d)	4,882	—	—	4,882

Total U.S. Pension Plans	93,187	87,817	488	4,882
U.S. Retiree Healthcare Plan:
Mutual funds(h)	2,874	2,874	—	—
Cash equivalents(c)	934	—	934	—

Total U.S. Retiree Healthcare Plan	3,808	2,874	934	—
Non-U.S. Pension Plans:
Cash equivalents(c)	6,021	6,021	—	—
Bank and insurance investment contracts(f)	5,913	—	—	5,913

Total Non-U.S. Pension Plans	11,934	6,021	—	5,913

Total fair value of retirement plan assets	$108,929	$96,712	$1,422	$10,795

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 38% in the common stock of large-cap U.S. Companies, 23% in the common stock of international growth companies, and 39% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.

(c)	Primarily represents money market funds held with various financial institutions.

(d)	Hedge fund invests in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.

(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 61% in the common stock of large-cap U.S. companies, 9% in the common stock of international growth companies and 30% in fixed income bonds of U.S. companies and U.S. government.

(f)	Amount represents bank and insurance guaranteed investment contracts.

(g)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 38% in the common stock of large-cap U.S. companies, 27% in the common stock of international growth companies, and 35% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.

(h)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 72% in the common stock of large-cap U.S. companies, 9% in the common stock of international growth companies and 19% in fixed income bonds of U.S. companies and U.S. government.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2011 and 2010 (in thousands):

	Total	Hedge Funds	Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2009	$10,419	$5,417	$5,002
Net purchases (sales) and appreciation (depreciation)	376	(535)	911

Fair value of assets, December 31, 2010	10,795	4,882	5,913
Net purchases (sales) and appreciation (depreciation)	2,262	1,136	1,126

Fair value of assets, December 31, 2011	$13,057	$6,018	$7,039

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2011, 2010 and 2009 are as follows:

	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.33%	3.29%	5.31%	3.63%	5.95%	4.05%
Increases in compensation levels	4.75%	2.91%	4.75%	2.90%	4.75%	2.94%

The weighted-average assumptions used to determine the pension cost at December 31, 2011, 2010 and 2009 are as follows:

	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.10%	3.63%	5.95%	4.05%	6.38%	3.65%
Return on assets	7.20%	2.50%	6.86%	3.07%	7.95%	3.34%
Increases in compensation levels	4.75%	2.90%	4.75%	2.94%	4.75%	3.21%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the assumed long-term rate of return on assets would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

Estimated future benefit payments as of December 31, 2011 are as follows (in thousands):

	U.S. Pension and Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2012	$4,750	$533	$5,283
2013	5,442	658	6,100
2014	6,755	925	7,680
2015	7,417	970	8,387
2016	8,275	1,179	9,454
2017 - 2021	53,464	9,076	62,540

14    Business Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company’s products and services are as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Product net sales:
Waters instrument systems	$878,367	$772,631	$699,014
Chemistry	292,506	264,368	243,629
TA instrument systems	151,263	129,628	109,335

Total product sales	1,322,136	1,166,627	1,051,978

Service net sales:
Waters service	480,553	434,352	408,482
TA service	48,495	42,392	38,240

Total service sales	529,048	476,744	446,722

Total net sales	$1,851,184	$1,643,371	$1,498,700

Geographic sales information is presented below for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Net Sales:
United States	$530,606	$499,535	$459,541
Europe	574,770	494,638	495,646
Japan	211,893	187,581	164,120
Asia	397,491	353,068	283,224
Other	136,424	108,549	96,169

Total net sales	$1,851,184	$1,643,371	$1,498,700

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

Long-lived assets information at December 31, 2011 and 2010 is presented below (in thousands):

	2011	2010
Long-lived assets:
United States	$180,750	$171,751
Europe	46,082	32,548
Japan	1,228	1,611
Asia	7,702	7,865
Other	1,333	1,285

Total long-lived assets	$237,095	$215,060

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$427,603	$447,627	$454,534	$521,420	$1,851,184
Cost of sales	169,829	176,103	180,318	204,243	730,493

Gross profit	257,774	271,524	274,216	317,177	1,120,691
Selling and administrative expenses	117,124	125,439	121,211	126,237	490,011
Research and development expenses	22,254	23,014	23,372	23,707	92,347
Purchased intangibles amortization	2,501	2,504	2,369	2,359	9,733

Operating income	115,895	120,567	127,264	164,874	528,600
Interest expense	(4,083)	(5,052)	(6,159)	(6,677)	(21,971)
Interest income	713	813	613	484	2,623

Income from operations before income taxes	112,525	116,328	121,718	158,681	509,252
Provision for income tax expense	18,036	16,253	20,461	21,534	76,284

Net income	$94,489	$100,075	$101,257	$137,147	$432,968

Net income per basic common share	1.03	1.09	1.12	1.54	4.77
Weighted-average number of basic common shares	91,649	91,662	90,688	89,324	90,833
Net income per diluted common share	1.01	1.07	1.10	1.51	4.69
Weighted-average number of diluted common shares and equivalents	93,313	93,271	92,060	90,566	92,325

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$367,700	$391,055	$401,038	$483,578	$1,643,371
Cost of sales	145,932	155,133	162,985	189,253	653,303

Gross profit	221,768	235,922	238,053	294,325	990,068
Selling and administrative expenses	106,693	106,939	111,306	120,518	445,456
Research and development expenses	20,076	20,807	20,524	22,867	84,274
Purchased intangibles amortization	2,642	2,592	2,408	2,764	10,406

Operating income	92,357	105,584	103,815	148,176	449,932
Interest expense	(2,614)	(3,621)	(3,810)	(3,879)	(13,924)
Interest income	329	448	516	562	1,855

Income from operations before income taxes	90,072	102,411	100,521	144,859	437,863
Provision for income tax expense	14,554	17,489	5,802	18,255	56,100

Net income	$75,518	$84,922	$94,719	$126,604	$381,763

Net income per basic common share	0.81	0.92	1.03	1.38	4.13
Weighted-average number of basic common shares	93,629	92,612	91,714	91,583	92,385
Net income per diluted common share	0.79	0.90	1.02	1.36	4.06
Weighted-average number of diluted common shares and equivalents	95,223	94,278	93,286	93,344	94,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits on capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher in the second and third quarters over the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the second quarter of 2011, the Company recorded $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. In the first quarter of 2010, the Company recorded $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. In the third quarter of 2010, the Company recorded a net $8 million tax benefit in the income tax provision related to the reversal of reserves for uncertain tax positions due to an audit settlement in the United Kingdom (See Note 8).

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 36 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 37 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:    Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

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

This information is contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”. Such information is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 38 to 74. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 24, 2012, is set forth on page 37 of this Form 10-K.

(2)	Financial Statement Schedule:

None.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(4)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(7)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(9)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of May 11, 2010.(24)

4.1	Rights Agreement, dated as of August 9, 2002, between Waters Corporation and Equiserve Trust Co. (11)

4.2	Amendment to Rights Agreement, dated as of March 4, 2005, between Waters Corporation and The Bank of New York as Rights Agent. (16)

10.1	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(6)(*)

10.2	Waters Corporation 1996 Employee Stock Purchase Plan.(2)(*)

10.3	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(21)(*)

10.4	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(6)(*)

10.5	Waters Corporation Retirement Plan.(3)(*)

10.6	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(13)(*)

10.7	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(14)(*)

10.8	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(14)(*)

10.9	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(14)(*)
10.10	Five Year Credit Agreement, dated as of July 28, 2011, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(26)

Exhibit Number	Description of Document

10.11	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)

10.12	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long Term Performance Incentive Plan.(15)(*)

10.13	Waters Corporation 2003 Equity Incentive Plan.(12)(*)

10.14	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(15)(*)

10.15	2008 Waters Corporation Management Incentive Plan.(21)(*)

10.16	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(17)(*)

10.17	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)

10.18	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)

10.19	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)

10.20	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)

10.21	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(18)(*)

10.22	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(18)(*)

10.23	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(21)(*)

10.24	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(19)(*)

10.25	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(20)(*)

10.26	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Douglas A. Berthiaume.(20)(*)

10.27	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Arthur G. Caputo.(20)(*)

10.28	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and William J. Curry.(20)(*)

10.29	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and John Ornell.(20)(*)

10.30	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(20)(*)

10.31	Waters Corporation 2009 Employee Stock Purchase Plan (22)(*)

10.32	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(23)

10.33	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(25)

10.34	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(25)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.(**)

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement (File No. 001-14010).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000 (File No. 001-14010).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 8-A12B/A dated August 27, 2002 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2005 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(18)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(23)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 6, 2010 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(26)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2011 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b)	See Item 15 (a) (3) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/S/ WILLIAM J. CURRY
William J. Curry
Vice President, Corporate Controller and Principal Accounting Officer (duly authorized and chief accounting officer)

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

/S/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/S/ JOHN ORNELL John Ornell	Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

/S/ JOSHUA BEKENSTEIN Joshua Bekenstein	Director

/S/ DR. MICHAEL J. BERENDT Dr. Michael J. Berendt	Director

/S/ EDWARD CONARD Edward Conard	Director

/S/ DR. LAURIE H. GLIMCHER Dr. Laurie H. Glimcher	Director

/S/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director

/S/ WILLIAM J. MILLER William J. Miller	Director

/S/ JOANN A. REED JoAnn A. Reed	Director

/S/ THOMAS P. SALICE Thomas P. Salice	Director