Form 10-Q
period 2012-03-31
WATERS CORP /DE/
filed 2012-05-04
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of the registrant’s common stock as of April 27, 2012: 88,871,500

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$427,186	$383,990
Short-term investments	926,367	897,361
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,556 and $8,584 at March 31, 2012 and December 31, 2011, respectively	353,746	367,085
Inventories	233,362	212,864
Other current assets	82,818	80,804

Total current assets	2,023,479	1,942,104
Property, plant and equipment, net	238,955	237,095
Intangible assets, net	205,355	191,992
Goodwill	309,088	297,071
Other assets	62,539	54,972

Total assets	$2,839,416	$2,723,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$323,616	$290,832
Accounts payable	61,468	55,317
Accrued employee compensation	27,205	49,949
Deferred revenue and customer advances	136,080	109,922
Accrued income taxes	20,050	9,449
Accrued warranty	12,814	13,258
Other current liabilities	67,050	73,136

Total current liabilities	648,283	601,863
Long-term liabilities:
Long-term debt	700,000	700,000
Long-term portion of retirement benefits	102,126	92,970
Long-term income tax liability	72,030	72,613
Other long-term liabilities	29,446	29,210

Total long-term liabilities	903,602	894,793

Total liabilities	1,551,885	1,496,656
Commitments and contingencies (Notes 5, 6 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 153,363 and 152,757 shares issued, 88,835 and 88,996 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,534	1,528
Additional paid-in capital	1,117,200	1,089,959
Retained earnings	3,140,113	3,051,447
Treasury stock, at cost, 64,528 and 63,761 shares at March 31, 2012 and December 31, 2011, respectively	(2,948,380)	(2,880,301)
Accumulated other comprehensive loss	(22,936)	(36,055)

Total stockholders’ equity	1,287,531	1,226,578

Total liabilities and stockholders’ equity	$2,839,416	$2,723,234

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Product sales	$286,507	$303,336
Service sales	133,951	124,267

Total net sales	420,458	427,603
Cost of product sales	109,712	115,901
Cost of service sales	57,578	53,928

Total cost of sales	167,290	169,829

Gross profit	253,168	257,774
Selling and administrative expenses	117,119	117,124
Research and development expenses	23,347	22,254
Purchased intangibles amortization	2,485	2,501

Operating income	110,217	115,895
Interest expense	(6,491)	(4,083)
Interest income	769	713

Income from operations before income taxes	104,495	112,525
Provision for income taxes	15,829	18,036

Net income	$88,666	$94,489

Net income per basic common share	$1.00	$1.03
Weighted-average number of basic common shares	88,992	91,649
Net income per diluted common share	$0.98	$1.01
Weighted-average number of diluted common shares and equivalents	90,269	93,313

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$88,666	$94,489
Other Comprehensive Income
Foreign currency translation	17,227	32,106
Unrealized (losses) gains on investments before income taxes	(968)	2,488
Income tax benefit (expense)	338	(871)

Unrealized (losses) gains on investments, net of tax	(630)	1,617
Retirement liability adjustment	(5,717)	351
Income tax benefit	2,239	—

Retirement liability adjustment, net of tax	(3,478)	351
Other comprehensive income	13,119	34,074

Comprehensive income	$101,785	$128,563

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$88,666	$94,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	536	1,022
Provisions on inventory	3,449	3,224
Stock-based compensation	7,267	7,015
Deferred income taxes	(4,830)	(1,479)
Depreciation	7,763	8,640
Amortization of intangibles	6,806	7,520
Change in operating assets and liabilities:
Decrease in accounts receivable	16,012	17,730
Increase in inventories	(18,057)	(17,353)
(Increase) decrease in other current assets	(1,333)	2,278
Decrease (increase) in other assets	1,773	(1,755)
Decrease in accounts payable and other current liabilities	(21,306)	(26,836)
Increase in deferred revenue and customer advances	24,756	23,856
(Decrease) increase in other liabilities	(304)	4,410

Net cash provided by operating activities	111,198	122,761
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(15,534)	(16,839)
Business acquisitions, net of cash acquired	(18,414)	—
Purchase of short-term investments	(491,322)	(432,189)
Maturity of short-term investments	462,316	327,921

Net cash used in investing activities	(62,954)	(121,107)
Cash flows from financing activities:
Proceeds from debt issuances	50,094	242,126
Payments on debt	(18,042)	(217,835)
Payments of debt issuance costs	—	(1,169)
Proceeds from stock plans	14,554	14,083
Purchase of treasury shares	(68,079)	(73,179)
Excess tax benefit related to stock option plans	5,503	5,832
Proceeds from debt swaps and other derivative contracts	3,975	2,892

Net cash used in financing activities	(11,995)	(27,250)
Effect of exchange rate changes on cash and cash equivalents	6,947	13,958

Increase (decrease) in cash and cash equivalents	43,196	(11,638)
Cash and cash equivalents at beginning of period	383,990	308,498

Cash and cash equivalents at end of period	$427,186	$296,860

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2012 and 2011 ended on March 31, 2012 and April 2, 2011, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 24, 2012.

Cash, Cash Equivalents and Short-Term Investments

The Company’s cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bills, U.S. treasury bill money market funds, Canadian U.S. dollar-denominated treasury bills and commercial paper, which are convertible to a known amount of cash and carry an insignificant risk of change in market value. Investments with longer maturities are classified as short-term investments, and are held primarily in bank deposits, investment grade commercial paper and U.S. and Canadian treasury bills. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts denominated mostly in U.S. dollars. As of March 31, 2012 and December 31, 2011, $1,307 million out of $1,354 million and $1,200 million out of $1,281 million, respectively, of the Company’s total cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are subject to material repatriation tax effects.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	Total at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$142,000	$—	$142,000	$—
Short-term investments	926,367	—	926,367	—
Waters 401(k) Restoration Plan assets	23,954	—	23,954	—
Foreign currency exchange contract agreements	74	—	74	—

Total	$1,092,395	$—	$1,092,395	$—

Liabilities:
Foreign currency exchange contract agreements	$1,021	$—	$1,021	$—

Total	$1,021	$—	$1,021	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$142,966	$—	$142,966	$—
Short-term investments	897,361	—	897,361	—
Waters 401(k) Restoration Plan assets	20,667	—	20,667	—
Foreign currency exchange contract agreements	81	—	81	—

Total	$1,061,075	$—	$1,061,075	$—

Liabilities:
Foreign currency exchange contract agreements	$1,317	$—	$1,317	$—

Total	$1,317	$—	$1,317	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of March 31, 2012 and December 31, 2011.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $408 million, respectively, at March 31, 2012. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $410 million, respectively, at December 31, 2011. The fair value of the other financial instruments disclosed are determined through market and observable sources and have been classified as Level 2.

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

The Company currently uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company’s objectives for holding derivatives are to minimize foreign currency and interest rate risk using the most effective methods to eliminate or reduce the impact of foreign currency and interest rate exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. In addition, the Company considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items. The Company did not have any interest rate swap agreements in place at March 31, 2012 and December 31, 2011.

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At March 31, 2012 and December 31, 2011, the Company held forward foreign exchange contracts with notional amounts totaling $132 million and $160 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	March 31, 2012	December 31, 2011
Other current assets	$74	$81
Other current liabilities	$1,021	$1,317

The following is a summary of the activity included in the consolidated statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Realized gains on closed contracts	$3,975	$2,892
Unrealized gains on open contracts	288	906

Cumulative net pre-tax gains	$4,263	$3,798

Stockholders’ Equity

The Company repurchased $62 million and $67 million of the Company’s outstanding common stock during the three months ended March 31, 2012 and April 2, 2011, respectively, under the existing share repurchase program. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended March 31, 2012 the Company repurchased 0.7 million shares at a cost of $62 million under this program, leaving $124 million authorized to be repurchased in the future. In addition, during the three months ended March 31, 2012 and April 2, 2011, the Company repurchased $6 million of common stock related to the vesting of restricted stock units in both periods.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 31, 2012 and April 2, 2011 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
March 31, 2012	$13,258	$1,332	$(1,776)	$12,814
April 2, 2011	$11,272	$2,603	$(1,941)	$11,934

Subsequent Events

The Company did not have any material subsequent events.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2 Inventories

Inventories are classified as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$71,195	$71,993
Work in progress	21,930	12,293
Finished goods	140,237	128,578

Total inventories	$233,362	$212,864

3 Acquisitions

In February 2012, the Company acquired the net assets of its Israel sales and service distributor for $6 million in cash. The Company has allocated $2 million of the purchase price to intangible assets comprised of customer relationships. The Company is amortizing the customer relationships over ten years. The remaining purchase price of $4 million has been accounted for as goodwill. The goodwill is deductible for tax purposes.

In January 2012, the Company acquired all of the outstanding capital stock of Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide-range of thermal analyzers, for $12 million in cash and the assumption of $1 million of debt. Baehr was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $4 million of the purchase price to intangible assets comprised of technology and $1 million to customer relationships and other intangibles. The Company is amortizing the customer relationships and the acquired technology over ten years. The remaining purchase price of $7 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

These acquisitions were accounted for under the accounting standard for business combinations and the results were included in the Company’s consolidated results from the respective acquisition dates. The principal factor that resulted in recognition of goodwill was that the purchase price for both acquisitions were based in part on cash flow projections assuming the integration of any acquired technology, distribution channels and products with our products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. In both acquisitions, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The acquisitions are expected to add approximately $16 million on a full-year basis to the Company’s annual sales. The impact of the acquisitions on the Company’s net income since the acquisition date for the three months ended March 31, 2012 was not significant.

The following table presents the fair value, as determined by the Company, the assets and liabilities owned and recorded in connection with the acquisitions (in thousands):

Accounts receivable	319
Inventory	2,887
Property, plant & equipment	1,254
Other assets	412
Goodwill	10,725
Intangible assets	7,451

Total assets acquired	23,048
Accrued expenses and other current liabilities	2,438
Debt	732
Deferred tax liability	1,464

Cash consideration paid	18,414

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $309 million and $297 million at March 31, 2012 and December 31, 2011, respectively. The Company’s acquisitions increased goodwill by $11 million (Note 3) for the three months ended March 31, 2012. The effect of foreign currency translation adjustments increased goodwill by $1 million for the three months ended March 31, 2012.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$146,003	$83,003	10 years	$138,001	$80,023	10 years
Capitalized software	268,669	145,657	5 years	253,379	138,573	5 years
Licenses	6,710	6,188	6 years	6,597	6,039	6 years
Patents and other intangibles	34,950	16,129	8 years	33,698	15,048	8 years

Total	$456,332	$250,977	7 years	$431,675	$239,683	7 years

During the three months ended March 31, 2012, the Company acquired $6 million of purchased intangibles as discussed in Note 3. In addition, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $9 million and $5 million, respectively. Amortization expense for intangible assets was $7 million and $8 million for the three months ended March 31, 2012 and April 2, 2011, respectively. Amortization expense for intangible assets is estimated to be approximately $41 million per year for the years 2013 through 2017. The estimated significant increase in amortization expense is due to amortization associated with capitalized software costs related to the launch of new software product platform planned in the fourth quarter of 2012. The carrying value of the new software platform was approximately $89 million as of March 31, 2012 and will be amortized over ten years.

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

As of both March 31, 2012 and December 31, 2011, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of March 31, 2012, the Company was in compliance with all debt covenants.

At March 31, 2012 and December 31, 2011, the Company had the following outstanding debt (in thousands):

	March 31, 2012	December 31, 2011
Lines of credit	$8,616	$10,832
Credit agreements	315,000	280,000

Total notes payable and debt	323,616	290,832

Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Credit agreements	300,000	300,000

Total long-term debt	700,000	700,000

Total debt	$1,023,616	$990,832

As of March 31, 2012 and December 31, 2011, the Company had a total amount available to borrow of $384 million and $419 million, respectively, after outstanding letters of credit, under the 2011 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings were 2.24% and 2.33% at March 31, 2012 and December 31, 2011, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $109 million at both March 31, 2012 and December 31, 2011, for the purpose of short-term borrowing and issuance of commercial guarantees. At March 31, 2012 and December 31, 2011, the weighted-average interest rates applicable to these short-term borrowings were 2.08% and 2.02%, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6 Income Taxes

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standard for income taxes, which requires financial statement reporting of the expected future tax consequences of those tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibits any discounting of unrecognized tax benefits for the time value of money.

The following is a summary of the activity in the Company’s unrecognized tax benefits for the three months ended March 31, 2012 and April 2, 2011 (in thousands):

	March 31, 2012	April 2, 2011
Balance at the beginning of the period	$73,199	$71,523
(Decrease) increase in uncertain tax benefits	(522)	1,374

Balance at the end of the period	$72,677	$72,897

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of March 31, 2012, the Company does not expect to record any material changes in the measurement of any unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of tax audit examinations and the Company has not yet been informed a settlement can be expected to occur within the next twelve months. As of March 31, 2012, the Company does expect, however, to record a reduction in the measurement of unrecognized tax benefits and related net interest and penalties of approximately $3 million due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

The Company’s effective tax rates for the three months ended March 31, 2012 and April 2, 2011 were 15.1% and 16.0%, respectively. The difference between the effective tax rates for the three months ended March 31, 2012 as compared to the three months ended April 2, 2011 was primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

7 Stock-Based Compensation

The Company maintains various shareholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units).

The Company accounts for stock-based compensation costs in accordance with the accounting standard for stock-based compensation, which requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The stock-based compensation accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of this standard, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated statements of operations for the three months ended March 31, 2012 and April 2, 2011 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of sales	$654	$696
Selling and administrative expenses	5,795	5,466
Research and development expenses	818	853

Total stock-based compensation	$7,267	$7,015

As of both March 31, 2012 and December 31, 2011, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both March 31, 2012 and December 31, 2011, the Company has capitalized stock-based compensation costs of $2 million in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended March 31, 2012 and April 2, 2011 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 31, 2012	April 2, 2011
Options issued in thousands	32	32
Risk-free interest rate	1.0%	2.1%
Expected life in years	6	6
Expected volatility	0.380	0.290
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	March 31, 2012	April 2, 2011
Exercise price	$75.94	$78.10
Fair value	$28.68	$25.25

The following table summarizes stock option activity for the plans for the three months ended March 31, 2012 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,809	$21.39 to $ 79.15	$56.71
Granted	32	$ 75.94	$75.94
Exercised	(357)	$21.39 to $ 77.94	$38.53
Canceled	(60)	$41.20 to $ 79.05	$65.65

Outstanding at March 31, 2012	4,424	$21.39 to $ 79.15	$58.19

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock

During the three months ended March 31, 2012, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $75.94 per share. The restrictions on these shares lapse at the end of a three-year period.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended March 31, 2012 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2011	654	$57.94
Granted	158	$87.92
Vested	(224)	$55.16
Forfeited	(2)	$57.54

Unvested at March 31, 2012	586	$67.08

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

8 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 31, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$88,666	88,992	$1.00
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,277

Net income per diluted common share	$88,666	90,269	$0.98

	Three Months Ended April 2, 2011
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$94,489	91,649	$1.03
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,664

Net income per diluted common share	$94,489	93,313	$1.01

For the three months ended March 31, 2012 and April 2, 2011, the Company had 1.3 million and 0.7 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended March 31, 2012 and April 2, 2011 is as follows (in thousands):

	Three Months Ended
	March 31, 2012			April 2, 2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$2	$164	$921	$—	$134	$963
Interest cost	1,544	99	541	1,554	94	526
Expected return on plan assets	(1,815)	(66)	(229)	(1,880)	(69)	(223)
Net amortization:
Prior service (credit)	—	(14)	97	—	(13)	—
Net actuarial loss (gain)	581	—	(70)	433	—	88

Net periodic pension cost	$312	$183	$1,260	$107	$146	$1,354

The Company has presented the net periodic pension cost for the three months ended March 31, 2012 and April 2, 2011 of certain immaterial Non-U.S. Pension plans previously omitted from this disclosure. For the three months ended March 31, 2012, the Company contributed less than $1 million to the Company’s U.S. pension plans. During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

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

Net sales for the Company’s products and services are as follows for the three months ended March 31, 2012 and April 2, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Product net sales:
Waters instrument systems	$176,667	$197,511
Chemistry	74,940	73,722
TA instrument systems	34,900	32,103

Total product sales	286,507	303,336

Service net sales:
Waters service	121,644	113,407
TA service	12,307	10,860

Total service sales	133,951	124,267

Total net sales	$420,458	$427,603

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In June 2011, a new accounting standard was issued relating to the presentation of comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is to be applied retrospectively for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard in the three months ended March 31, 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, amended accounting guidance was issued for goodwill in order to simplify how companies test goodwill for impairment. The amendments permit a company to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard in the three months ended March 31, 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, food, environmental, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, polymers and viscous liquids in consumer goods and healthcare products.

The Company’s sales were $420 million and $428 million, a decline of 2%, for the three months ended March 31, 2012 (the “2012 Quarter”) and April 2, 2011 (the “2011 Quarter”), respectively. Overall, the Company’s 2012 Quarter sales, before the effects of foreign currency translation, were flat with the 2011 Quarter. The effect of foreign currency translation decreased sales by 2% in the 2012 Quarter.

In the 2012 Quarter, instrument system sales decreased 8% while new and recurring sales of chemistry consumables and services increased 6%. The decline in the 2012 Quarter instrument system sales was attributable to delays in capital spending by our large pharmaceutical customers; the weaker Indian Rupee which resulted in slower capital purchases by our customers in India and lower spending by our governmental customers primarily as a result of the European austerity programs being implemented and fiscal instability.

Geographically, sales increased 2% in Asia (including Japan) and 2% in the U.S. and decreased 4% in Europe and 22% in the rest of the world during the 2012 Quarter. The effect of foreign currency translation decreased sales by 4% in Europe, 1% in Asia and 1% in the rest of the world. The increase in Asia’s sales for the 2012 Quarter was primarily due to a continued double digit sales growth rate in China, particularly in government, industrial and chemical analysis markets, offset by a decline in Indian customer capital expenditures, mostly for our Alliance instrument system resulting from the weaker Indian Rupee. The decline in the rest of world sales was due to lower demand from pharmaceutical and governmental and academic customers.

In the 2012 Quarter, sales to pharmaceutical customers decreased 4% and combined global sales to governmental and academic customers were 7% lower as a result of the decline in instrument system sales. Combined sales to industrial and environmental customers increased 4%.

Operating income was $110 million and $116 million in the 2012 Quarter and 2011 Quarter, respectively. The overall decrease in operating income in 2012 as compared to 2011 was primarily from the decrease in sales volume.

Net income per diluted share was $0.98 and $1.01 in the 2012 Quarter and 2011 Quarter, respectively. The decrease in net income per diluted share was primarily attributable to lower sales volume, offset by the lower number of shares outstanding and a lower effective income tax rate.

Net cash provided by operating activities was $111 million and $123 million in the 2012 Quarter and 2011 Quarter, respectively. The $12 million decrease was primarily a result of lower net income. Net cash provided by operating activities was also impacted by the timing of receipts from customers, the increase in inventory for new products and payments to vendors.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $16 million and $17 million in the 2012 Quarter and 2011 Quarter, respectively. In the 2012 Quarter, the Company acquired the net assets of its Israeli sales and service distributor for $6 million in cash and acquired all of the outstanding capital stock of Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide-range of thermal analyzers, for $12 million in cash and the assumption of $1 million of debt. These acquisitions are expected to add $16 million to sales and be accretive to earnings in 2012.

Within cash flows used in financing activities, the Company received $15 million and $14 million of proceeds from stock plans in the 2012 Quarter and 2011 Quarter, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. The Company repurchased $62 million and $67 million of the Company’s outstanding common stock in the 2012 Quarter and 2011 Quarter, respectively, under the February 2011 authorization and previously announced stock repurchase programs.

Results of Operations

Net Sales

Product sales were $287 million and $303 million for the 2012 Quarter and the 2011 Quarter, respectively, a decrease of 6%. TA Division’s product sales grew 9% during the 2012 Quarter while the Waters Division product sales declined 7%. The decrease in the Waters Division product sales in the 2012 Quarter was primarily due to lower demand from the Company’s pharmaceutical customers resulting from lower than expected releases of capital budgets of several large pharmaceutical customers, the weaker Indian Rupee and governmental austerity programs. Foreign currency translation decreased product sales by 2% for the 2012 Quarter.

Service sales were $134 million and $124 million in the 2012 Quarter and the 2011 Quarter, respectively, an increase of 8%. The increase in service sales was primarily attributable to increased sales of service plans and billings to a higher installed base of customers. Foreign currency translation decreased 2% service sales for the 2012 Quarter.

Waters Division Sales

Waters Division sales decreased 3% in the 2012 Quarter. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 1% in the 2012 Quarter.

Waters instrument system sales (LC and MS) decreased 11% in the 2012 Quarter. The decline in the 2012 Quarter instrument system sales was attributable to delays in capital spending by our large pharmaceutical customers; the weaker Indian Rupee which resulted in slower capital purchases by our customers in India and lower spending by our governmental customers as a result of austerity programs being implemented mostly in Europe. Chemistry consumables sales increased 2% in the 2012 Quarter. The increase was driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns. Waters Division service sales increased 7% in the 2012 Quarter due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line in the 2012 Quarter were approximately 47% for instrument systems, 20% for chemistry consumables and 33% for service. Waters Division sales by product line in the 2011 Quarter were approximately 51% for instrument systems, 19% for chemistry consumables and 30% for service.

Waters Division sales in Asia and the U.S. were flat, sales in Europe decreased 4%, and sales to the rest of the world decreased 20%. Asia’s sales were flat for the 2012 Quarter as the double digit sales growth rate in China, particularly in government, industrial and chemical analysis markets was offset by a decline in Indian customer capital expenditures for our Alliance instrument system resulting from the weaker Indian Rupee. The effect of foreign currency translation in the 2012 Quarter, decreased Europe’s sales by 4%, Asia’s sales by 1% and sales in the rest of world by 1%.

TA Division Net Sales

TA’s sales were 10% higher in the 2012 Quarter than in the 2011 Quarter. Recent TA acquisitions added 3% to TA’s 2012 Quarter sales. Instrument system sales increased 9% in the 2012 Quarter and represented approximately 74% of TA’s sales in the 2012 Quarter and 2011 Quarter. The increase was primarily a result of higher demand for instrument systems from TA’s industrial customers due to improved economic conditions, as well as revenue associated with the shipment of the new Discovery instrument system. TA service sales increased 13% in the 2012 Quarter primarily due to sales of service plans and billings to a higher installed base of customers. Geographically, TA’s sales increased in each territory, except in Europe where sales declined 2%. The effect of foreign currency translation decreased Europe’s sales by 3% in the 2012 Quarter.

Gross Profit

Gross profit for the 2012 Quarter was $253 million compared to $258 million for the 2011 Quarter, a decrease of 2%. The decrease in gross profit dollars in the 2012 Quarter can be primarily attributed to lower sales volumes. Comparatively, gross profit as a percentage of sales decreased slightly to 60.2% in the 2012 Quarter from 60.3% in the 2011 Quarter. The gross margin percentage change is a result of lower margins from the decline in the instrument sales volume and less absorption of fixed costs offset by the higher margins from the shift in product mix towards chemistry and service sales.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, product mix and product costs of instrument systems and associated software platforms. Beginning in late 2012, the Company expects to introduce several new products and software platforms whose cost and amortization of capitalized software development costs will affect the Company’s product mix and may lower associated gross profit margins slightly as a percentage of sales. See Note 4 in the Notes to the Consolidated Financial Statements for estimated future amortization expense.

Selling and Administrative Expenses

Selling and administrative expenses for the 2012 Quarter and 2011 Quarter were $117 million for each period. Selling and administrative expenses were flat as the costs associated with headcount additions in the second half of 2011 and higher merit and fringe benefit costs were mostly offset by lower sales commission and incentive bonus costs. As a percentage of net sales, selling and administrative expenses were 27.9% for the 2012 Quarter and 27.4% for the 2011 Quarter.

Research and Development Expenses

Research and development expenses were $23 million and $22 million for the 2012 Quarter and 2011 Quarter, respectively, an increase of 5%. The increase in research and development expenses in the 2012 Quarter was primarily due to development costs incurred on new products.

Provision for Income Taxes

The four principal jurisdictions the Company manufactures in are the U.S., Ireland, the United Kingdom and Singapore, where the effective tax rates are approximately 35%, 12.5%, 25% and 0%. The Company has a contractual tax rate in Singapore of 0% through the end of 2016, while the statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the 2012 Quarter or 2011 Quarter.

The Company’s effective tax rate decreased to 15.1% in the 2012 Quarter from 16.0% in the 2011 Quarter. The difference between the effective tax rates for the 2012 Quarter as compared to the 2011 Quarter was primarily attributable to differences in the amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$88,666	$94,489
Depreciation and amortization	14,569	16,160
Stock-based compensation	7,267	7,015
Deferred income taxes	(4,830)	(1,479)
Change in accounts receivable	16,012	17,730
Change in inventories	(18,057)	(17,353)
Change in accounts payable and other current liabilities	(21,306)	(26,836)
Change in deferred revenue and customer advances	24,756	23,856
Other changes	4,121	9,179

Net cash provided by operating activities	111,198	122,761
Net cash used in investing activities	(62,954)	(121,107)
Net cash used in financing activities	(11,995)	(27,250)
Effect of exchange rate changes on cash and cash equivalents	6,947	13,958

Increase (decrease) in cash and cash equivalents	$43,196	$(11,638)

Cash Flow from Operating Activities

Net cash provided by operating activities was $111 million and $123 million in the 2012 Quarter and 2011 Quarter, respectively. The changes within net cash provided by operating activities in the 2012 Quarter as compared to the 2011 Quarter include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•

The change in accounts receivable in the 2012 Quarter compared to the 2011 Quarter was primarily attributable to timing of shipments and payments made by customers and lower sales volumes in the 2012 Quarter as compared to the 2011 Quarter. Days-sales-outstanding (“DSO”) increased to 76 days at March 31, 2012 from 74 days at April 2, 2011. The effect of foreign currency favorably impacted DSO’s by 2 days in the 2012 Quarter as compared to the 2011 Quarter.

•

The 2012 Quarter and 2011 Quarter change in accounts payable and other current liabilities were a result of the timing of payments made to vendors and the payments made under the 2011 management incentive plans that were somewhat offset by an increase in income taxes payable.

•	Net cash provided from deferred revenue and customer advances in both the 2012 Quarter and the 2011 Quarter was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $63 million and $121 million in the 2012 Quarter and 2011 Quarter, respectively. Additions to fixed assets and capitalized software were $16 million in the 2012 Quarter and $17 million in the 2011 Quarter. During the 2012 Quarter and 2011 Quarter, the Company purchased $491 million and $432 million of short-term investments while $462 million and $328 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $18 million during the 2012 Quarter. There were no business acquisitions in the 2011 Quarter.

Cash Used in Financing Activities

During the 2012 Quarter and 2011 Quarter, the Company’s total debt borrowings increased by $32 million and $24 million, respectively. As of March 31, 2012, the Company had a total of $1,024 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the 2011 Credit Agreement, $315 million borrowed under revolving credit facilities under the 2011 Credit Agreement and $9 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date; however, there can be no assurance that it will be able to do so. As of March 31, 2012, the Company had a total amount available to borrow under existing credit agreements of $384 million after outstanding letters of credit.

The Company repurchased $62 million and $67 million of the Company’s outstanding common stock during the three months ended March 31, 2012 and April 2, 2011, respectively. In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock over a two-year period. During the three months ended March 31, 2012 the Company repurchased 0.7 million shares at a cost of $62 million under this program, leaving $124 million authorized to be repurchased in the future.

The Company received $15 million and $14 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the 2012 Quarter and 2011 Quarter, respectively.

The Company had cash, cash equivalents and short-term investments of $1.4 billion as of March 31, 2012. The majority of the Company’s cash, cash equivalents and short-term investments are generated from foreign operations, with $1.3 billion (mostly denominated in U.S. dollars) held in accounts of foreign subsidiaries at March 31, 2012. Due to the fact that most of the Company’s cash, cash equivalents and short-term investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

Management believes, as of the date of this report, that its financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources, together with borrowing capacity from committed credit facilities will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation for at least the next twelve months.

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2012. The Company reviewed its contractual obligations and commercial commitments as of March 31, 2012 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

For the three months ended March 31, 2012, the Company contributed less than $1 million to the Company’s U.S. pension plans. During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

The Company is in the process of consolidating its facilities in the United Kingdom into one new facility which is expected to cost approximately $70 million to construct. The Company believes it can fund the construction of this facility with cash flow from operations and its borrowing capacity from committed credit facilities.

The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the 2012 Quarter. The Company did not make any changes in those policies during the 2012 Quarter.

New Accounting Pronouncements

Refer to Note 11, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the growth rate of sales; new product launches; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs, tax and tax benefits, and amortization expense; the impact of the Company’s various ongoing tax audits and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, service debt, repay outstanding lines of credit, make authorized share repurchases, potential acquisitions and any adverse litigation determinations; recording any impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the impact of recent acquisitions on sales and earnings; any potential future acquisitions; the Company’s capital spending, sufficiency of capital and ability to fund facility consolidations and expansions and the Company’s plans for and costs of any such consolidation and expansion.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•

Current economic, sovereign and political conditions and uncertainties; ability to access capital and maintain liquidity in volatile market conditions by our customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service.

•

Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic, and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future financial operating results and condition.

•

Increased regulatory burdens as the Company’s business evolves, especially with respect to the SEC, Food and Drug Administration and Environmental Protection Agency, among others and regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products and completion of purchase order documentation.

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

Certain of these and other factors are discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk during the three months ended March 31, 2012. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

There has been no material change in the Company’s legal proceedings during the three months ended March 31, 2012 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012. The Company reviewed its risk factors as of March 31, 2012 and determined that there were no material changes from the ones set forth in the Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended March 31, 2012 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 28, 2012	—	$—	—	$185,795
January 29 to February 29, 2012	435	$88.66	435	$147,227
March 1 to March 31, 2012	260	$89.26	260	$124,019

Total	695	$88.88	695	$124,019

(1)	The Company purchased 0.7 million shares of its outstanding common stock in the 2012 Quarter in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ WILLIAM J. CURRY
William J. Curry
Vice President, Corporate Controller
and Principal Accounting Officer
(duly authorized and chief accounting officer)

Date: May 4, 2012