Form 10-Q
period 2012-06-30
WATERS CORP /DE/
filed 2012-08-03
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock as of July 27, 2012: 87,678,039

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$369,429	$383,990
Short-term investments	1,022,708	897,361
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,343 and $8,584 at June 30, 2012 and December 31, 2011, respectively	355,144	367,085
Inventories	236,763	212,864
Other current assets	81,248	80,804

Total current assets	2,065,292	1,942,104
Property, plant and equipment, net	251,357	237,095
Intangible assets, net	199,013	191,992
Goodwill	306,770	297,071
Other assets	61,124	54,972

Total assets	$2,883,556	$2,723,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$401,354	$290,832
Accounts payable	62,792	55,317
Accrued employee compensation	26,462	49,949
Deferred revenue and customer advances	133,388	109,922
Accrued income taxes	13,658	9,449
Accrued warranty	12,253	13,258
Other current liabilities	71,750	73,136

Total current liabilities	721,657	601,863
Long-term liabilities:
Long-term debt	700,000	700,000
Long-term portion of retirement benefits	97,059	92,970
Long-term income tax liability	71,014	72,613
Other long-term liabilities	31,143	29,210

Total long-term liabilities	899,216	894,793

Total liabilities	1,620,873	1,496,656

Commitments and contingencies (Notes 5, 6 and 9)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 153,449 and 152,757 shares issued, 87,663 and 88,996 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1,534	1,528
Additional paid-in capital	1,128,521	1,089,959
Retained earnings	3,237,837	3,051,447
Treasury stock, at cost, 65,786 and 63,761 shares at June 30, 2012 and December 31, 2011, respectively	(3,051,620)	(2,880,301)
Accumulated other comprehensive loss	(53,589)	(36,055)

Total stockholders’ equity	1,262,683	1,226,578

Total liabilities and stockholders’ equity	$2,883,556	$2,723,234

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011

Product sales	$313,855	$316,150
Service sales	137,610	131,477

Total net sales	451,465	447,627

Cost of product sales	120,321	121,280
Cost of service sales	58,938	54,823

Total cost of sales	179,259	176,103

Gross profit	272,206	271,524

Selling and administrative expenses	122,682	125,439

Research and development expenses	23,943	23,014

Purchased intangibles amortization	2,458	2,504

Litigation provision	3,000	—

Operating income	120,123	120,567

Interest expense	(6,878)	(5,052)

Interest income	1,031	813

Income from operations before income taxes	114,276	116,328

Provision for income taxes	16,552	16,253

Net income	$97,724	$100,075

Net income per basic common share	$1.11	$1.09

Weighted-average number of basic common shares	88,317	91,662

Net income per diluted common share	$1.09	$1.07

Weighted-average number of diluted common shares and equivalents	89,381	93,271

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011

Product sales	$600,362	$619,486
Service sales	271,561	255,744

Total net sales	871,923	875,230

Cost of product sales	230,033	237,181
Cost of service sales	116,516	108,751

Total cost of sales	346,549	345,932

Gross profit	525,374	529,298

Selling and administrative expenses	239,801	242,563

Research and development expenses	47,290	45,268

Purchased intangibles amortization	4,943	5,005

Litigation provision	3,000	—

Operating income	230,340	236,462

Interest expense	(13,369)	(9,135)

Interest income	1,800	1,526

Income from operations before income taxes	218,771	228,853

Provision for income taxes	32,381	34,289

Net income	$186,390	$194,564

Net income per basic common share	$2.10	$2.12

Weighted-average number of basic common shares	88,650	91,649

Net income per diluted common share	$2.08	$2.09

Weighted-average number of diluted common shares and equivalents	89,823	93,302

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net income	$97,724	$100,075	$186,390	$194,564

Other comprehensive income:

Foreign currency translation	(31,352)	9,947	(14,125)	42,053

Unrealized (losses) gains on investments before income taxes	(37)	41	(1,005)	2,529
Income tax benefit (expense)	12	(14)	350	(885)

Unrealized (losses) gains on investments, net of tax	(25)	27	(655)	1,644

Retirement liability adjustment	1,114	372	(4,603)	912
Income tax (expense) benefit	(390)	(130)	1,849	(319)

Retirement liability adjustment, net of tax	724	242	(2,754)	593

Other comprehensive (loss) income	(30,653)	10,216	(17,534)	44,290

Comprehensive income	$67,071	$110,291	$168,856	$238,854

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$186,390	$194,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	902	1,676
Provisions on inventory	5,960	4,892
Stock-based compensation	14,381	13,763
Deferred income taxes	(7,147)	(3,692)
Depreciation	17,168	17,939
Amortization of intangibles	13,435	15,506
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,929	7,191
Increase in inventories	(29,327)	(36,051)
(Increase) decrease in other current assets	(499)	4,063
Decrease (increase) in other assets	862	(1,597)
Decrease in accounts payable and other current liabilities	(18,736)	(32,652)
Increase in deferred revenue and customer advances	25,067	31,350
Increase in other liabilities	1,889	3,027

Net cash provided by operating activities	216,274	219,979
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(46,920)	(35,272)
Business acquisitions, net of cash acquired	(18,414)	—
Purchase of short-term investments	(941,612)	(829,598)
Maturity of short-term investments	816,265	690,756

Net cash used in investing activities	(190,681)	(174,114)
Cash flows from financing activities:
Proceeds from debt issuances	137,937	297,131
Payments on debt	(28,147)	(227,010)
Payments of debt issuance costs	—	(1,218)
Proceeds from stock plans	18,685	42,974
Purchase of treasury shares	(171,319)	(153,820)
Excess tax benefit related to stock option plans	5,832	15,246
Proceeds from debt swaps and other derivative contracts	475	1,970

Net cash used in financing activities	(36,537)	(24,727)
Effect of exchange rate changes on cash and cash equivalents	(3,617)	15,278

(Decrease) increase in cash and cash equivalents	(14,561)	36,416
Cash and cash equivalents at beginning of period	383,990	308,498

Cash and cash equivalents at end of period	$369,429	$344,914

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2012 and 2011 ended on June 30, 2012 and July 2, 2011, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

The Company’s cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as short-term investments, and are held primarily in U.S. treasury bills, Canadian U.S. dollar-denominated treasury bills, bank deposits and investment-grade commercial paper. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of June 30, 2012 and December 31, 2011, $1,354 million out of $1,392 million and $1,200 million out of $1,281 million, respectively, of the Company’s total cash, cash equivalents and short-term investments were held by foreign subsidiaries and may be subject to material tax repatriation effects.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Total at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$126,515	$—	$126,515	$—
Short-term investments	1,022,708	—	1,022,708	—
Waters 401(k) Restoration Plan assets	22,560	—	22,560	—
Foreign currency exchange contract agreements	209	—	209	—

Total	$1,171,992	$—	$1,171,992	$—

Liabilities:
Foreign currency exchange contract agreements	$1,188	$—	$1,188	$—

Total	$1,188	$—	$1,188	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$142,966	$—	$142,966	$—
Short-term investments	897,361	—	897,361	—
Waters 401(k) Restoration Plan assets	20,667	—	20,667	—
Foreign currency exchange contract agreements	81	—	81	—

Total	$1,061,075	$—	$1,061,075	$—

Liabilities:
Foreign currency exchange contract agreements	$1,317	$—	$1,317	$—

Total	$1,317	$—	$1,317	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of June 30, 2012 and December 31, 2011.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $413 million, respectively, at June 30, 2012. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $410 million, respectively, at December 31, 2011.

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

The Company currently uses derivative instruments to manage exposures to foreign currency risks. The Company’s objectives for holding derivatives are to minimize foreign currency risk using the most effective methods to eliminate or reduce the impact of foreign currency exposures. The Company documents all relationships between hedging instruments and hedged items and links all derivatives designated as fair-value, cash flow or net investment hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. In addition, the Company considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. The Company also assesses and documents, both at the hedges’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At June 30, 2012 and December 31, 2011, the Company held forward foreign exchange contracts with notional amounts totaling $134 million and $161 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	June 30, 2012	December 31, 2011
Other current assets	$209	$81
Other current liabilities	$1,188	$1,317

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Realized (losses) gains on closed contracts	$(3,500)	$(922)	$475	$1,970
Unrealized (losses) gains on open contracts	(30)	(754)	258	151

Cumulative net pre-tax (losses) gains	$(3,530)	$(1,676)	$733	$2,121

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the six months ended June 30, 2012 and July 2, 2011, the Company repurchased 2.0 million and 1.7 million shares of the Company’s outstanding common stock at a cost of $165 million and $148 million, respectively, under existing share repurchase programs. The Company has a total of $771 million authorized for future purchases under the new and existing share repurchase programs. In addition, the Company repurchased $6 million of common stock during both the six months ended June 30, 2012 and July 2, 2011 related to the vesting of restricted stock units.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 30, 2012 and July 2, 2011 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
June 30, 2012	$13,258	$2,808	$(3,813)	$12,253
July 2, 2011	$11,272	$4,835	$(3,808)	$12,299

Subsequent Events

The Company did not have any material subsequent events, except as described in Note 3.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2 Inventories

Inventories are classified as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$72,406	$71,993
Work in progress	18,947	12,293
Finished goods	145,410	128,578

Total inventories	$236,763	$212,864

3 Acquisitions

In February 2012, the Company acquired the net assets of its Israeli sales and service distributor for $6 million in cash. The Company has allocated $2 million of the purchase price to intangible assets comprised of customer relationships. The Company is amortizing the customer relationships over ten years. The remaining purchase price of $4 million has been accounted for as goodwill. The goodwill is deductible for tax purposes.

In January 2012, the Company acquired all of the outstanding capital stock of Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide-range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. Baehr was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $4 million of the purchase price to intangible assets comprised of technology and $1 million to customer relationships and other intangibles. The Company is amortizing the customer relationships and the acquired technology over ten years. The remaining purchase price of $7 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

The acquisitions of the Israeli sales and service distributor and Baehr were accounted for under the accounting standard for business combinations and the results have been included in the Company’s consolidated results from the respective acquisition dates. The principal factor that resulted in recognition of goodwill was that the purchase price for both acquisitions was based in part on cash flow projections assuming the integration of any acquired technology, distribution channels and products with our products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. In both acquisitions, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The acquisitions are expected to add approximately $10 million on a full-year basis to the Company’s annual sales. The impact of these acquisitions on the Company’s net income since the acquisition date for the six months ended June 30, 2012 was not significant.

The following table presents the fair values, as determined by the Company, of 100% or the assets and liabilities owned and recorded in connection with these acquisitions (in thousands):

Accounts receivable	$319
Inventory	2,887
Property, plant and equipment	1,254
Other assets	412
Goodwill	10,725
Intangible assets	7,451

Total assets acquired	23,048
Accrued expenses and other current liabilities	2,438
Debt	732
Deferred tax liability	1,464

Cash consideration paid	$18,414

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2012, the Company acquired all of the outstanding capital stock of Blue Reference, Inc. (“Blue Reference”), a U.S.-based developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash. The Company will integrate the Blue Reference technology into the current and future software product platforms to further differentiate and increase software offering revenues by providing customers with a more efficient scientific information assessment process, where there is an ongoing need for immediacy and interactivity of multiple scientific databases. Due to the timing of the closing, the Company has not completed the purchase accounting associated with this acquisition as of the date of this report.

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $307 million and $297 million at June 30, 2012 and December 31, 2011, respectively. The Company’s acquisitions increased goodwill by $11 million (Note 3) for the six months ended June 30, 2012. The effect of currency translation decreased goodwill by $1 million for the six months ended June 30, 2012.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$144,112	$84,355	10 years	$138,001	$80,023	10 years
Capitalized software	259,489	139,559	5 years	253,379	138,573	5 years
Licenses	6,646	6,180	6 years	6,597	6,039	6 years
Patents and other intangibles	35,874	17,014	8 years	33,698	15,048	8 years

Total	$446,121	$247,108	7 years	$431,675	$239,683	7 years

During the six months ended June 30, 2012, the Company acquired $7 million of purchased intangibles as a result of the acquisitions of Baehr and an Israeli distributor (Note 3). In addition, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $11 million and $6 million, respectively, in the six months ended June 30, 2012. Amortization expense for intangible assets was $6 million and $8 million for the three months ended June 30, 2012 and July 2, 2011, respectively. Amortization expense for intangible assets was $13 million and $16 million for the six months ended June 30, 2012 and July 2, 2011, respectively. Amortization expense for intangible assets is estimated to be approximately $41 million per year for the years 2013 through 2017. The estimated significant increase in amortization expense is due to amortization associated with capitalized software costs related to the launch of a new software product platform planned in the fourth quarter of 2012. The carrying value of the new software platform was approximately $88 million as of June 30, 2012 and will be amortized over ten years.

5 Debt

In July 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”) that provides for a $700 million revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on July 28, 2016 and require no scheduled prepayments before that date.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of both June 30, 2012 and December 31, 2011, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of June 30, 2012, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Foreign subsidiary lines of credit	$11,354	$10,832
2011 credit agreement	390,000	280,000

Total notes payable and debt	401,354	290,832

Senior unsecured notes – Series A – 3.75%, due February 2015	100,000	100,000
Senior unsecured notes – Series B – 5.00%, due February 2020	100,000	100,000
Senior unsecured notes – Series C – 2.50%, due March 2016	50,000	50,000
Senior unsecured notes – Series D – 3.22%, due March 2018	100,000	100,000
Senior unsecured notes – Series E – 3.97%, due March 2021	50,000	50,000
2011 credit agreement	300,000	300,000

Total long-term debt	700,000	700,000

Total debt	$1,101,354	$990,832

As of June 30, 2012 and December 31, 2011, the Company had a total amount available to borrow of $309 million and $419 million, respectively, after outstanding letters of credit, under the 2011 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2011 Credit Agreement borrowings were 2.17% and 2.33% at June 30, 2012 and December 31, 2011, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $110 million and $109 million at June 30, 2012 and December 31, 2011, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At June 30, 2012 and December 31, 2011, the weighted-average interest rates applicable to these short-term borrowings were 1.94% and 2.02%, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in the Company’s unrecognized tax benefits for the six months ended June 30, 2012 and July 2, 2011 (in thousands):

	June 30, 2012	July 2, 2011
Balance at the beginning of the period	$73,199	$71,523
Change in uncertain tax benefits	(1,344)	1,846

Balance at the end of the period	$71,855	$73,369

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of June 30, 2012, the Company does not expect to record any material changes in the measurement of any unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to the settlement of various ongoing tax audit examinations and the Company has not yet received any indication that a settlement is expected within the next twelve months. As of June 30, 2012, the Company expects to record a reduction in the measurement of unrecognized tax benefits and related net interest and penalties of approximately $5 million due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

The Company’s effective tax rates for the three months ended June 30, 2012 and July 2, 2011 were 14.5% and 14.0%, respectively. The Company’s effective tax rates for the six months ended June 30, 2012 and July 2, 2011 were 14.8% and 15.0%, respectively. Included in the income tax provision for the prior year is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 1.4 percentage points and 0.7 percentage points in the prior year quarter and year-to-date, respectively. The remaining differences between the effective tax rates for the current year as compared to the prior year were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

7 Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position. In June 2012, a $3 million payment was made to settle a complaint that was filed against the Company alleging patent infringement.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated statements of operations for the three and six months ended June 30, 2012 and July 2, 2011 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$640	$629	$1,294	$1,325
Selling and administrative expenses	5,668	5,272	11,463	10,738
Research and development expenses	806	847	1,624	1,700

Total stock-based compensation	$7,114	$6,748	$14,381	$13,763

As of both June 30, 2012 and December 31, 2011, the Company had capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of June 30, 2012 and December 31, 2011, the Company had capitalized stock-based compensation costs of $2 million and $3 million, respectively, in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended June 30, 2012 and July 2, 2011 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	June 30, 2012	July 2, 2011
Options issued in thousands	32	32
Risk-free interest rate	1.0%	2.1%
Expected life in years	6	6
Expected volatility	0.380	0.290
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	June 30, 2012	July 2, 2011
Exercise price	$75.94	$78.10
Fair value	$28.68	$25.25

The following table summarizes stock option activity for the plans for the six months ended June 30, 2012 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,809	$21.39 to $79.15	$56.71
Granted	32	$75.94	$75.94
Exercised	(415)	$21.39 to $79.05	$39.24
Canceled	(68)	$41.20 to $77.94	$64.71

Outstanding at June 30, 2012	4,358	$21.39 to $79.15	$58.39

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock

During the six months ended June 30, 2012, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $75.94 per share. The restrictions on these shares lapse at the end of a three-year period.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the six months ended June 30, 2012 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2011	654	$57.94
Granted	158	$87.92
Vested	(224)	$55.16
Forfeited	(8)	$57.26

Unvested at June 30, 2012	580	$67.19

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 30, 2012
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$97,724	88,317	$1.11
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,064

Net income per diluted common share	$97,724	89,381	$1.09

	Three Months Ended July 2, 2011
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$100,075	91,662	$1.09
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,609

Net income per diluted common share	$100,075	93,271	$1.07

	Six Months Ended June 30, 2012
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$186,390	88,650	$2.10
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,173

Net income per diluted common share	$186,390	89,823	$2.08

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended July 2, 2011
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$194,564	91,649	$2.12
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,653

Net income per diluted common share	$194,564	93,302	$2.09

For both the three and six months ended June 30, 2012, the Company had 1.3 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For both the three and six months ended July 2, 2011, the Company had 0.7 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

	Three Months Ended
	June 30, 2012			July 2, 2011
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$2	$199	$973	$—	$134	$963
Interest cost	1,359	82	457	1,554	94	525
Expected return on plan assets	(1,994)	(65)	(189)	(1,880)	(69)	(224)
Net amortization:
Prior service credit	—	(13)	(234)	—	(13)	—
Net actuarial loss	923	—	255	433	—	89

Net periodic pension cost	$290	$203	$1,262	$107	$146	$1,353

	Six Months Ended
	June 30, 2012			July 2, 2011
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$4	$363	$1,894	$—	$268	$1,926
Interest cost	2,903	181	998	3,108	188	1,051
Expected return on plan assets	(3,809)	(131)	(418)	(3,760)	(138)	(447)
Net amortization:
Prior service credit	—	(27)	(137)	—	(26)	—
Net actuarial loss	1,504	—	185	866	—	177

Net periodic pension cost	$602	$386	$2,522	$214	$292	$2,707

Included in the net periodic pension cost for the three and six months ended June 30, 2012 and July 2, 2011 above are certain immaterial Non-U.S. Pension plans that were previously omitted from this disclosure. For both the three and six months ended June 30, 2012, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net sales for the Company’s products and services are as follows for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Product net sales:
Waters instrument systems	$203,901	$206,421	$380,568	$403,932
Chemistry	71,960	74,299	146,900	148,021
TA instrument systems	37,994	35,430	72,894	67,533

Total product sales	313,855	316,150	600,362	619,486

Service net sales:
Waters service	124,630	119,871	246,274	233,278
TA service	12,980	11,606	25,287	22,466

Total service sales	137,610	131,477	271,561	255,744

Total net sales	$451,465	$447,627	$871,923	$875,230

12 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In June 2011, a new accounting standard was issued relating to the presentation of comprehensive income. The adoption of this standard in the six months ended June 30, 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, amended accounting guidance was issued for goodwill in order to simplify how companies test goodwill for impairment. The adoption of this standard in the six months ended June 30, 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s operating results are as follows for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands):

	Quarterly Results			Year-To-Date Results
	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% change	June 30, 2012	July 2, 2011	% change

Product sales	$313,855	$316,150	(1%)	$600,362	$619,486	(3%)
Service sales	137,610	131,477	5%	271,561	255,744	6%

Total net sales	451,465	447,627	1%	871,923	875,230	—
Total cost of sales	179,259	176,103	2%	346,549	345,932	—

Gross profit	272,206	271,524	—	525,374	529,298	(1%)
Gross profit as a % of sales	60.3%	60.7%		60.3%	60.5%

Selling and administrative expenses	122,682	125,439	(2%)	239,801	242,563	(1%)
Research and development expenses	23,943	23,014	4%	47,290	45,268	4%
Purchased intangibles amortization	2,458	2,504	(2%)	4,943	5,005	(1%)
Litigation provision	3,000	—		3,000	—

Operating income	120,123	120,567	—	230,340	236,462	(3%)
Operating income as a % of sales	26.6%	26.9%		26.4%	27.0%

Interest expense, net	(5,847)	(4,239)	38%	(11,569)	(7,609)	52%
Income from operations before income taxes	114,276	116,328	(2%)	218,771	228,853	(4%)
Provision for income taxes	16,552	16,253	2%	32,381	34,289	(6%)

Net income	$97,724	$100,075	(2%)	$186,390	$194,564	(4%)

Net income per diluted common share	$1.09	$1.07	2%	$2.08	$2.09	—

Sales for the quarter increased 1%, with the effect of foreign currency translation negatively impacting the quarter’s sales by 3% across all products and services. The increase in the quarter’s sales was primarily attributable to a 2% increase in combined sales of chemistry consumables and service. Service sales grew 5%, while chemistry sales declined 3%. Excluding the effect of foreign currency translation, chemistry sales slowed this quarter primarily due to weaker sales for HPLC columns, offset by stronger sales of UPLC columns. Instrument system sales were flat in the quarter primarily due to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. Sales in Europe and India are expected to be negatively impacted in future quarters as compared to the prior year by the further weakening of the Euro and Indian rupee based on current exchange rates.

Geographically, sales decreased in the quarter by 9% in Europe, while sales increased 7% in the U.S., 4% in Asia (including Japan) and 2% in the rest of the world. The decline in Europe’s sales was due to a 9% negative effect of foreign currency translation. U.S. sales benefited from increased sales to pharmaceutical and governmental and academic customers. Asia sales grew from a continued double-digit sales growth rate in China, particularly in the governmental, industrial and chemical analysis markets, offset by a continued decline in capital expenditures in India.

Sales to pharmaceutical customers in the quarter increased 3%. Combined global sales to governmental and academic customers were flat and combined sales to industrial chemical, food safety and environmental customers decreased 3%.

Sales for the year were flat compared with the prior year, as a 4% increase in combined sales of chemistry consumables and services was offset by a 4% decrease in instrument system sales. The decline in instrument system sales was attributable to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. The effect of foreign currency translation negatively impacted year-to-date sales by 2%.

Sales for the year increased 5% in the U.S. and 3% in Asia, while sales decreased 6% in Europe and 10% in the rest of the world. U.S. sales were higher across all markets. Asia continued to experience a double-digit sales growth rate in China, particularly in the governmental, industrial and chemical analysis markets. The growth in China was offset by a decline in capital expenditures by customers in India, mostly for Alliance instrument systems, which resulted from a weaker Indian rupee. The decline in Europe’s sales was due to a 6% negative effect of foreign currency translation and the decline in the rest of the world’s sales was due to lower demand from pharmaceutical, governmental and academic customers, particularly sales of chemistry consumables.

Combined sales to industrial chemical, food safety and environmental customers increased 17% compared to the prior year. Sales to pharmaceutical customers were flat and combined global sales to governmental and academic customers were 3% lower as a result of a decline in instrument system sales.

Selling and administrative expenses decreased 2% and 1% for the quarter and year, respectively, primarily due to lower incentive compensation expense related to lower full-year performance expectations and the effect of foreign currency translation. This favorability was partially offset by increases in headcount and merit. Headcount, including the impact of current year acquisitions, increased modestly in the first half of this year. The effect of foreign currency translation is expected to lower selling and administrative expenses in the second half of this year as compared to the prior year, based on current exchange rates. In addition, a $3 million litigation payment was made in the quarter to settle a complaint that was filed against the Company alleging patent infringement.

The increase in net income per diluted share in the quarter was principally attributable to lower shares outstanding offset by the negative effect of foreign currency translation. The decrease in net income per diluted share for the year was principally attributable to the negative effect of foreign currency translation being offset by the benefit from lower shares outstanding. The effect of foreign currency translation is expected to have a continual negative effect on net income in the second half of this year as compared to the prior year, based on current exchange rates.

Net cash provided by operating activities for the year was $216 million in 2012 and $220 million in 2011. The $4 million decrease was primarily a result of lower net income in 2012 offset by an improvement in cash collections from customers and the timing of payments to vendors.

Within cash flows used in investing activities, year-to-date capital expenditures related to property, plant, equipment and software capitalization were $47 million and $35 million in 2012 and 2011, respectively. The current year’s capital expenditures include $13 million of construction costs and the acquisition of a building in the United Kingdom associated with a multi-year project to consolidate certain existing primary MS research, manufacturing and distribution locations. In the first half of 2012, the Company acquired the net assets of its Israeli sales and service distributor for $6 million in cash and acquired all of the outstanding capital stock of Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide-range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. These acquisitions are expected to add approximately $10 million to annual sales and be slightly accretive to earnings in 2012.

In July 2012, the Company acquired all of the outstanding capital stock of Blue Reference, Inc., a developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash.

Within cash flows used in financing activities, the Company received $19 million and $43 million of proceeds from stock plans in 2012 and 2011, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. The Company repurchased $165 million and $148 million of the Company’s outstanding common stock in 2012 and 2011, respectively, under the existing stock repurchase programs.

Results of Operations

Net Sales

Product sales for the quarter decreased 1% while year-to-date product sales decreased 3%. TA Division’s product sales grew 7% and 8% for the quarter and the year, respectively, while the Waters Division product sales declined 2% and 4%, respectively. The decreases in the Waters Division product sales for both the quarter and the year were attributable to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. Foreign currency translation decreased product sales by 4% for both the quarter and the year.

Service sales increased 5% and 6% for the quarter and year, respectively, with foreign currency translation decreasing service sales by 4% and 3%, respectively. The increases in service sales were primarily attributable to increased sales of service plans and billings to a higher installed base of customers.

Waters Division Sales

Waters Division sales were flat for the quarter and decreased 1% year-to-date. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 4% and 3% for the quarter and year, respectively.

Waters instrument system sales (LC and MS) decreased 1% and 6% for the quarter and year, respectively. The declines in instrument systems sales were primarily attributable to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. Chemistry consumables sales decreased 3% and 1% in the quarter and year, respectively. These declines in chemistry consumables sales, excluding the effects of foreign currency translation, were primarily due to lower demand for HPLC columns, offset by stronger demand for UPLC columns. Waters Division service sales increased 4% and 6% in the quarter and year, respectively, due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line for the current and prior year were approximately 51% for instrument systems, 18% for chemistry consumables and 31% for service.

Waters Division sales in the quarter decreased 10% in Europe, while sales increased 7% in the U.S., 2% in Asia and 8% in the rest of the world. Waters Division sales for the year increased 4% in the U.S. and 1% in Asia, while sales decreased 7% in both Europe and the rest of the world. The decline in Europe’s sales was due to an 8% and 6% negative effect of foreign currency translation in the quarter and year, respectively. U.S. sales were higher across all markets and Asia continued to experience double-digit sales growth rate in China. The decline in sales to the rest of the world is primarily due to lower demand from governmental and academic customers.

TA Division Net Sales

TA’s sales were 8% and 9% higher in the quarter and year, respectively. Recent acquisitions added 3% to TA’s quarter and year-to-date sales. Instrument system sales increased 7% in the quarter and 8% year-to-date. Instrument system sales represented approximately 75% of TA’s sales in both the current and prior year. The increases were primarily a result of higher demand for instrument systems from TA’s industrial customers, as well as revenue associated with the shipment of the new Discovery instrument systems. TA service sales increased 12% and 13% in the quarter and year, respectively, primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, TA’s sales for both the quarter and year increased in Asia, the U.S. and Europe, and declined in the rest of the world. The effect of foreign currency translation decreased Europe’s sales by 12% and 7% in the quarter and year, respectively.

Gross Profit

Gross profit was flat for the quarter and decreased 1% year-to-date. Comparatively, gross profit as a percentage of sales decreased slightly in the quarter and year-to-date. There have been no material changes to product mix, the impact of foreign currency translation or cost reductions effecting gross margin percentages in the quarter and year-to-date.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased 2% and 1% for the quarter and year, respectively. The decrease was driven by lower sales commission and incentive bonus costs, offset somewhat by costs associated with headcount additions and higher merit and fringe benefit costs. As a percentage of net sales, selling and administrative expenses were 27.2% for the current year quarter, 27.5% for the current year-to-date, 28.0% for the prior year quarter and 27.7% for the prior year-to-date.

Litigation Provision

The Company made a $3 million litigation payment in the quarter to settle a complaint that was filed against the Company alleging patent infringement.

Research and Development Expenses

Research and development expenses increased 4% for both the quarter and year, respectively. The increases in research and development expenses were primarily due to development costs incurred on new products.

Provision for Income Taxes

The four principal jurisdictions the Company manufactures in are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates are approximately 37.5%, 12.5%, 25.3% and 0%, respectively. The Company has a contractual tax rate in Singapore of 0% through the end of 2016, while the current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter increased to 14.5% from 14.0%. The Company’s effective tax rate for the year decreased to 14.8% from 15.0%. Included in the income tax provision for the prior year is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 1.4 percentage points and 0.7 percentage points in the prior year quarter and year-to-date, respectively. The remaining differences between the effective tax rates for the current year as compared to the prior year were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Net income	$186,390	$194,564
Depreciation and amortization	30,603	33,445
Stock-based compensation	14,381	13,763
Deferred income taxes	(7,147)	(3,692)
Change in accounts receivable	5,929	7,191
Change in inventories	(29,327)	(36,051)
Change in accounts payable and other current liabilities	(18,736)	(32,652)
Change in deferred revenue and customer advances	25,067	31,350
Other changes	9,114	12,061

Net cash provided by operating activities	216,274	219,979
Net cash used in investing activities	(190,681)	(174,114)
Net cash used in financing activities	(36,537)	(24,727)
Effect of exchange rate changes on cash and cash equivalents	(3,617)	15,278

(Decrease) increase in cash and cash equivalents	$(14,561)	$36,416

Cash Flow from Operating Activities

Net cash provided by operating activities was $216 million and $220 million in the six months ended June 30, 2012 and July 2, 2011, respectively. The changes within net cash provided by operating activities in 2012 as compared to 2011 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•

The change in accounts receivable in 2012 compared to 2011 was primarily attributable to timing of shipments and payments made by customers and lower sales volumes in 2012 as compared to 2011. Days-sales-outstanding (“DSO”) decreased to 72 days at June 30, 2012 from 74 days at July 2, 2011. The effect of foreign currency favorably impacted DSO’s by 3 days in 2012 as compared to 2011.

•	A lower increase in inventory levels in 2012 due to lower future sales volumes expected.

•

2012 and 2011 change in accounts payable and other current liabilities was a result of timing of payments to vendors, lower inventory levels and payments under the management incentive plans, offset somewhat by an increase in income taxes payable.

•	Net cash provided from deferred revenue and customer advances in both 2012 and 2011 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $191 million and $174 million in 2012 and 2011, respectively. Additions to fixed assets and capitalized software were $47 million in 2012 and $35 million in 2011. The current quarter’s capital expenditures include $13 million of construction costs and the acquisition of a building in the United Kingdom associated with a multi-year project to consolidate certain existing primary MS research, manufacturing and distribution locations. During 2012 and 2011, the Company purchased $942 million and $830 million of short-term investments while $816 million and $691 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $18 million during 2012. There were no business acquisitions in 2011.

Cash Used in Financing Activities

During 2012 and 2011, the Company’s total debt borrowings increased by $110 million and $70 million, respectively. As of June 30, 2012, the Company had a total of $1,101 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the credit agreement dated July 2011 (the “2011 Credit Agreement”), $390 million borrowed under revolving credit facilities under the 2011 Credit Agreement and $11 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date; however, there can be no assurance that it will be able to do so. As of June 30, 2012, the Company had a total amount available to borrow under the 2011 Credit Agreement of $309 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2012 and 2011, the Company repurchased a total of 2.0 million and 1.7 million shares at a cost of $165 million and $148 million, respectively, under the existing share repurchase programs. As of June 30, 2012, the Company had a total of $771 million authorized for future repurchases under the new and existing share repurchase programs. In addition, the Company repurchased $6 million of common stock during both 2012 and 2011 related to the vesting of restricted stock units.

The Company received $19 million and $43 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2012 and 2011, respectively.

The Company had cash, cash equivalents and short-term investments of $1.4 billion as of June 30, 2012. The majority of the Company’s cash, cash equivalents and short-term investments are generated from foreign operations, with approximately $1.4 billion (mostly denominated in U.S. dollars) held in accounts of foreign subsidiaries at June 30, 2012. Due to the fact that most of the Company’s cash, cash equivalents and short-term investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

Management believes, as of the date of this report, that its financial position, particularly in the U.S., along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from committed credit facilities will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation and tax audit examinations for at least the next twelve months. In addition, there have been no recent significant changes to the Company’s financial position, nor are there any anticipated changes in the next twelve months, to warrant a material adjustment related to indefinitely reinvested foreign earnings.

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2012. The Company reviewed its contractual obligations and commercial commitments as of June 30, 2012 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

For the six months ended June 30, 2012, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

The Company is in the process of consolidating its facilities in the United Kingdom into one new facility, which is expected to cost approximately $70 million to construct. The Company believes it can fund the construction of this facility with cash flow from operations and its borrowing capacity from committed credit facilities.

The Company has not paid any dividends and does not plan to pay any dividends in the foreseeable future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 30, 2012. The Company did not make any changes in those policies during the six months ended June 30, 2012.

New Accounting Pronouncements

Refer to Note 12, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the growth rate of sales; new product launches; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs, effective tax rates, and amortization expense; the impact of foreign currency translation; any adverse impact of the Company’s various ongoing tax audit examinations and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures (including facility expansion and consolidation projects), service debt, repay outstanding lines of credit, make authorized share repurchases and potential acquisitions; recording any impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•

Current global economic, sovereign and political conditions and uncertainties, particularly regarding the European debt crisis and the overall stability of the Euro and its suitability as a single currency; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures; the effect of mergers and acquisitions on customer demand; and ability to sustain and enhance service.

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

•

Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others and regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•

The impact and costs incurred from changes in accounting principles and practices or tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

There have been no material changes in the Company’s market risk during the six months ended June 30, 2012. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended June 30, 2012 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012, with the exception of a $3 million payment made in the quarter to settle a complaint that was filed against the Company alleging patent infringement.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012. The Company reviewed its risk factors as of June 30, 2012 and determined that there were no material changes from the ones set forth in the Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended June 30, 2012 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 28, 2012	110	$83.92	110	$114,788
April 29 to May 26, 2012	650	$83.82	650	$810,305
May 27 to June 30, 2012	500	$79.22	500	$770,695

Total	1,260	$82.00	1,260	$770,695

(1)	The Company purchased 1.3 million shares of its outstanding common stock in the quarter ended June 30, 2012 in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period.
(2)	In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ WILLIAM J. CURRY
William J. Curry
Vice President, Corporate Controller and Principal Accounting Officer
(duly authorized and chief accounting officer)

Date: August 3, 2012