Form 10-Q
period 2012-09-29
WATERS CORP /DE/
filed 2012-11-02
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of October 26, 2012: 86,954,060

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$356,293	$383,990
Short-term investments	1,092,148	897,361
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,616 and $8,584 at September 29, 2012 and December 31, 2011, respectively	362,371	367,085
Inventories	246,994	212,864
Other current assets	79,692	80,804

Total current assets	2,137,498	1,942,104
Property, plant and equipment, net	261,115	237,095
Intangible assets, net	212,870	191,992
Goodwill	316,269	297,071
Other assets	69,388	54,972

Total assets	$2,997,140	$2,723,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$447,703	$290,832
Accounts payable	60,258	55,317
Accrued employee compensation	26,964	49,949
Deferred revenue and customer advances	128,072	109,922
Accrued income taxes	20,711	9,449
Accrued warranty	12,885	13,258
Other current liabilities	70,969	73,136

Total current liabilities	767,562	601,863
Long-term liabilities:
Long-term debt	700,000	700,000
Long-term portion of retirement benefits	96,201	92,970
Long-term income tax liability	70,343	72,613
Other long-term liabilities	33,155	29,210

Total long-term liabilities	899,699	894,793

Total liabilities	1,667,261	1,496,656

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 29, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 153,512 and 152,757 shares issued, 86,926 and 88,996 shares outstanding at September 29, 2012 and December 31, 2011, respectively	1,535	1,528
Additional paid-in capital	1,136,473	1,089,959
Retained earnings	3,336,946	3,051,447
Treasury stock, at cost, 66,586 and 63,761 shares at September 29, 2012 and December 31, 2011, respectively	(3,115,583)	(2,880,301)
Accumulated other comprehensive loss	(29,492)	(36,055)

Total stockholders’ equity	1,329,879	1,226,578

Total liabilities and stockholders’ equity	$2,997,140	$2,723,234

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011

Product sales	$310,823	$321,348
Service sales	139,129	133,186

Total net sales	449,952	454,534

Cost of product sales	122,861	124,228
Cost of service sales	59,841	56,090

Total cost of sales	182,702	180,318

Gross profit	267,250	274,216

Selling and administrative expenses	115,322	121,211

Research and development expenses	23,756	23,372

Purchased intangibles amortization	6,427	2,369

Operating income	121,745	127,264

Interest expense	(7,107)	(6,159)

Interest income	1,184	613

Income from operations before income taxes	115,822	121,718

Provision for income taxes	16,713	20,461

Net income	$99,109	$101,257

Net income per basic common share	$1.13	$1.12

Weighted-average number of basic common shares	87,411	90,688

Net income per diluted common share	$1.12	$1.10

Weighted-average number of diluted common shares and equivalents	88,451	92,060

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011

Product sales	$911,185	$940,834
Service sales	410,690	388,930

Total net sales	1,321,875	1,329,764

Cost of product sales	352,894	361,409
Cost of service sales	176,357	164,841

Total cost of sales	529,251	526,250

Gross profit	792,624	803,514

Selling and administrative expenses	355,123	363,774

Research and development expenses	71,046	68,640

Purchased intangibles amortization	11,370	7,374

Litigation provision	3,000	—

Operating income	352,085	363,726

Interest expense	(20,476)	(15,294)

Interest income	2,984	2,139

Income from operations before income taxes	334,593	350,571

Provision for income taxes	49,094	54,750

Net income	$285,499	$295,821

Net income per basic common share	$3.24	$3.24

Weighted-average number of basic common shares	88,234	91,334

Net income per diluted common share	$3.19	$3.18

Weighted-average number of diluted common shares and equivalents	89,367	92,898

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$99,109	$101,257	$285,499	$295,821

Other comprehensive income:

Foreign currency translation	23,936	(31,741)	9,811	10,312

Unrealized losses on investments before income taxes	(5)	(2,547)	(1,010)	(18)
Income tax benefit	1	891	351	6

Unrealized losses on investments, net of tax	(4)	(1,656)	(659)	(12)

Retirement liability adjustment	254	183	(4,349)	1,095
Income tax (expense) benefit	(89)	(64)	1,760	(383)

Retirement liability adjustment, net of tax	165	119	(2,589)	712

Other comprehensive income (loss)	24,097	(33,278)	6,563	11,012

Comprehensive income	$123,206	$67,979	$292,062	$306,833

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$285,499	$295,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,838	2,267
Provisions on inventory	8,334	7,477
Stock-based compensation	21,687	20,645
Deferred income taxes	(9,382)	(7,072)
Depreciation	27,101	27,267
Amortization of intangibles	24,124	22,778
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,506	10,040
Increase in inventories	(36,558)	(46,235)
(Increase) decrease in other current assets	(2,959)	4,532
Increase in other assets	(811)	(4,023)
Decrease in accounts payable and other current liabilities	(18,971)	(11,937)
Increase in deferred revenue and customer advances	16,217	20,970
(Decrease) increase in other liabilities	(3,998)	4,782

Net cash provided by operating activities	317,627	347,312
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(73,048)	(51,344)
Business acquisitions, net of cash acquired	(31,016)	(11,000)
Purchase of short-term investments	(1,384,717)	(1,297,497)
Maturity of short-term investments	1,189,930	1,165,127

Net cash used in investing activities	(298,851)	(194,714)
Cash flows from financing activities:
Proceeds from debt issuances	188,074	558,199
Payments on debt	(31,935)	(352,676)
Payments of debt issuance costs	(497)	(4,523)
Proceeds from stock plans	21,284	45,687
Purchase of treasury shares	(235,282)	(297,985)
Excess tax benefit related to stock option plans	4,061	15,316
Proceeds from (payments for) debt swaps and other derivative contracts	899	(1,971)

Net cash used in financing activities	(53,396)	(37,953)
Effect of exchange rate changes on cash and cash equivalents	6,923	783

(Decrease) increase in cash and cash equivalents	(27,697)	115,428
Cash and cash equivalents at beginning of period	383,990	308,498

Cash and cash equivalents at end of period	$356,293	$423,926

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Basis of Presentation and Summary of Significant Accounting Policies

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2012 and 2011 ended on September 29, 2012 and October 1, 2011, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

The Company’s cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as short-term investments, and are held primarily in U.S. treasury bills, Canadian government U.S. dollar-denominated treasury bills and commercial paper, bank deposits and investment-grade commercial paper. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of September 29, 2012 and December 31, 2011, $1,423 million out of $1,448 million and $1,200 million out of $1,281 million, respectively, of the Company’s total cash, cash equivalents and short-term investments were held by foreign subsidiaries and may be subject to material tax repatriation effects.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 29, 2012 and December 31, 2011. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 29, 2012 (in thousands):

	Total at September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$108,987	$—	$108,987	$—
Short-term investments	1,092,148	—	1,092,148	—
Waters 401(k) Restoration Plan assets	24,243	—	24,243	—
Foreign currency exchange contract agreements	146	—	146	—

Total	$1,225,524	$—	$1,225,524	$—

Liabilities:
Foreign currency exchange contract agreements	$531	$—	$531	$—

Total	$531	$—	$531	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$142,966	$—	$142,966	$—
Short-term investments	897,361	—	897,361	—
Waters 401(k) Restoration Plan assets	20,667	—	20,667	—
Foreign currency exchange contract agreements	81	—	81	—

Total	$1,061,075	$—	$1,061,075	$—

Liabilities:
Foreign currency exchange contract agreements	$1,317	$—	$1,317	$—

Total	$1,317	$—	$1,317	$—

The Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of September 29, 2012 and December 31, 2011.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $416 million, respectively, at September 29, 2012. The carrying value and fair value of the Company’s fixed interest rate debt was $400 million and $410 million, respectively, at December 31, 2011.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At September 29, 2012 and December 31, 2011, the Company held forward foreign exchange contracts with notional amounts totaling $133 million and $161 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	September 29, 2012	December 31, 2011
Other current assets	$146	$81
Other current liabilities	$531	$1,317

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Realized gains (losses) on closed contracts	$424	$(3,941)	$899	$(1,971)
Unrealized gains on open contracts	593	160	851	312

Cumulative net pre-tax gains (losses)	$1,017	$(3,781)	$1,750	$(1,659)

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the nine months ended September 29, 2012 and October 1, 2011, the Company repurchased 2.8 million and 3.6 million shares of the Company’s outstanding common stock at a cost of $229 million and $292 million, respectively, under existing share repurchase programs. As of September 29, 2012, the Company repurchased an aggregate of 6.0 million shares of its common stock for an aggregate cost of $497 million under the February 2011 repurchase program, which is now expired. The Company has a total of $704 million authorized for future purchases under the May 2012 share repurchase program. In addition, the Company repurchased $6 million of common stock during both the nine months ended September 29, 2012 and October 1, 2011 related to the vesting of restricted stock units.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 29, 2012 and October 1, 2011 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 29, 2012	$13,258	$5,780	$(6,153)	$12,885
October 1, 2011	$11,272	$7,061	$(5,837)	$12,496

Subsequent Events

The Company did not have any material subsequent events.

2	Inventories

Inventories are classified as follows (in thousands):

	September 29, 2012	December 31, 2011
Raw materials	$75,288	$71,993
Work in progress	19,118	12,293
Finished goods	152,588	128,578

Total inventories	$246,994	$212,864

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3	Acquisitions

The Company accounts for business acquisitions under the accounting standard for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In July 2012, the Company acquired all of the outstanding capital stock of Blue Reference, Inc. (“Blue Reference”), a U.S.-based developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash. The Company will integrate the Blue Reference technology into the current and future software product platforms to further differentiate its offerings by providing customers with a more efficient scientific information assessment process, where there is an ongoing need for immediacy and interactivity of multiple scientific databases. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $8 million of the purchase price to intangible assets comprised of technology and $1 million to customer relationships and other intangibles. The Company is amortizing acquired technology over seven years and the customer relationships and other intangibles over five years. The remaining purchase price of $8 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

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

The principal factor that resulted in recognition of goodwill in these acquisitions is that the purchase price was based in part on cash flow projections assuming the integration of any acquired technology, distribution channels and products with our products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The acquisitions are expected to add approximately $10 million on a full-year basis to the Company’s annual sales. The impact of these acquisitions on the Company’s net income since the acquisition date for the nine months ended September 29, 2012 was not significant.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair values, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisitions of Blue Reference, the Israeli sales and service distributor and Baehr (in thousands):

Cash	$1,148
Accounts receivable	319
Inventory	2,887
Property, plant and equipment	1,254
Other assets	412
Goodwill	18,460
Intangible assets	15,966

Total assets acquired	40,446
Accrued expenses and other current liabilities	2,896
Debt	732
Deferred tax liability	4,654

Cash consideration paid	$32,164

4	Goodwill and Other Intangibles

The carrying amount of goodwill was $316 million and $297 million at September 29, 2012 and December 31, 2011, respectively. The Company’s acquisitions increased goodwill by $18 million (Note 3) and the effect of currency translation increased goodwill by $1 million for the nine months ended September 29, 2012.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	September 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$153,589	$91,453	10 years	$138,001	$80,023	10 years
Capitalized software	276,919	147,550	5 years	253,379	138,573	5 years
Licenses	7,209	6,308	6 years	6,597	6,039	6 years
Patents and other intangibles	38,687	18,223	8 years	33,698	15,048	8 years

Total	$476,404	$263,534	7 years	$431,675	$239,683	7 years

During the nine months ended September 29, 2012, the Company acquired $16 million of purchased intangibles as a result of the acquisitions of Blue Reference, an Israeli sales and service distributor and Baehr (Note 3). Amortization expense for intangible assets was $11 million and $7 million for the three months ended September 29, 2012 and October 1, 2011, respectively. Amortization expense for intangible assets was $24 million and $23 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Included in amortization expense for both the three and nine months ended September 29, 2012 is $4 million of amortization expense related to the discontinuance of a product trade name intangible asset. Amortization expense for intangible assets is estimated to be approximately $43 million per year for the years 2013 through 2017. The estimated significant increase in amortization expense is due to amortization associated with capitalized software costs related to the launch of a new software product platform planned late in the fourth quarter of 2012. The carrying value of the new software platform was approximately $98 million as of September 29, 2012. These costs, including expenditures related to ongoing enhancements, will be amortized over ten years.

5	Debt

In July 2011, Waters entered into a new credit agreement (the “2011 Credit Agreement”) that provides for a $700 million revolving facility and a $300 million term loan facility. In August 2012, as provided for in the 2011 Credit

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Agreement, the Company increased the revolving facility commitment by $200 million, bringing the total amount of the revolving facility commitment to $900 million. There were no other changes to the terms and conditions of the 2011 Credit Agreement. The revolving facility and term loan facility both mature on July 28, 2016 and require no scheduled prepayments before that date.

The interest rates applicable to the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs and can repay and re-borrow from the facility without penalty.

As of both September 29, 2012 and December 31, 2011, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of September 29, 2012, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at September 29, 2012 and December 31, 2011 (in thousands):

	September 29, 2012	December 31, 2011
Foreign subsidiary lines of credit	$7,703	$10,832
2011 Credit Agreement	440,000	280,000

Total notes payable and debt	447,703	290,832

Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
2011 Credit Agreement	300,000	300,000

Total long-term debt	700,000	700,000

Total debt	$1,147,703	$990,832

As of September 29, 2012 and December 31, 2011, the Company had a total amount available to borrow of $459 million and $419 million, respectively, after outstanding letters of credit, under the 2011 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2011 Credit Agreement borrowings collectively were 2.15% and 2.33% at September 29, 2012 and December 31, 2011, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $111 million and $109 million at September 29, 2012 and December 31, 2011, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At September 29, 2012 and December 31, 2011, the weighted-average interest rates applicable to these short-term borrowings were 2.11% and 2.02%, respectively.

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

The following is a summary of the activity in the Company’s unrecognized tax benefits for the nine months ended September 29, 2012 and October 1, 2011 (in thousands):

	September 29, 2012	October 1, 2011
Balance at the beginning of the period	$73,199	$71,523
Change in uncertain tax benefits	(1,941)	1,485

Balance at the end of the period	$71,258	$73,008

The Company’s uncertain tax return reporting positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

The Company is currently engaged in ongoing communications with tax authorities in the U.S., Japan and various other jurisdictions regarding examinations of the Company’s tax returns related to matters for which the Company has previously recorded uncertain tax benefits. During the three months ended September 29, 2012, the Company did not record any material changes in the measurement of any unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to settlement or possible settlement of tax audit examinations. As of September 29, 2012, the Company expects to record a reduction in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million, due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months. As of September 29, 2012, the Company does not otherwise expect to record any material changes in the measurement of any unrecognized tax benefits, related net interest and penalties or deferred tax assets and liabilities due to settlement or possible settlement of tax audit examinations or due to the lapsing of statutes of limitations on potential tax assessments within the next twelve months.

The Company’s effective tax rates for the three months ended September 29, 2012 and October 1, 2011 were 14.4% and 16.8%, respectively. The Company’s effective tax rates for the nine months ended September 29, 2012 and October 1, 2011 were 14.7% and 15.6%, respectively. The income tax provision for the three and nine months ended September 29, 2012 was favorably impacted by return-to-provision adjustments and unfavorably impacted by shifts in pre-tax income between jurisdictions with different effective tax rates. Included in the income tax provision for the nine months ended October 1, 2011 is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the prior year. The remaining differences between the effective tax rates for the current year as compared to the prior year were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

7	Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position. In June 2012, a $3 million payment was made to settle a complaint that was filed against the Company alleging patent infringement.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The consolidated statements of operations for the three and nine months ended September 29, 2012 and October 1, 2011 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of sales	$716	$587	$2,010	$1,912
Selling and administrative expenses	5,461	5,654	16,924	16,392
Research and development expenses	1,129	641	2,753	2,341

Total stock-based compensation	$7,306	$6,882	$21,687	$20,645

As of both September 29, 2012 and December 31, 2011, the Company had capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of September 29, 2012 and December 31, 2011, the Company had capitalized stock-based compensation costs of $2 million and $3 million, respectively, in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 29, 2012 and October 1, 2011 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 29, 2012	October 1, 2011
Options issued in thousands	32	32
Risk-free interest rate	1.0%	2.1%
Expected life in years	6	6
Expected volatility	0.380	0.290
Expected dividends	—	—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	September 29, 2012	October 1, 2011
Exercise price	$75.94	$78.10
Fair value	$28.68	$25.25

The following table summarizes stock option activity for the plans for the nine months ended September 29, 2012 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,809	$ 21.39 to $ 79.15	$56.71
Granted	32	$ 75.94	$75.94
Exercised	(464)	$ 21.39 to $ 79.05	$38.57
Canceled	(68)	$ 41.20 to $ 77.94	$64.71

Outstanding at September 29, 2012	4,309	$ 21.39 to $ 79.15	$58.68

Restricted Stock

During the nine months ended September 29, 2012, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $75.94 per share. The restrictions on these shares lapse at the end of a three-year period.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 29, 2012 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2011	654	$57.94
Granted	161	$87.81
Vested	(225)	$55.21
Forfeited	(13)	$59.68

Unvested at September 29, 2012	577	$67.30

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9	Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 29, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$99,109	87,411	$1.13
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,040

Net income per diluted common share	$99,109	88,451	$1.12

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended October 1, 2011
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$101,257	90,688	$1.12
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,372

Net income per diluted common share	$101,257	92,060	$1.10

	Nine Months Ended September 29, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$285,499	88,234	$3.24
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,133

Net income per diluted common share	$285,499	89,367	$3.19

	Nine Months Ended October 1, 2011
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$295,821	91,334	$3.24
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,564

Net income per diluted common share	$295,821	92,898	$3.18

For both the three and nine months ended September 29, 2012, the Company had 1.3 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For both the three and nine months ended October 1, 2011, the Company had 0.7 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10	Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

	Three Months Ended
	September 29, 2012			October 1, 2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$3	$182	$948	$—	$134	$936
Interest cost	1,452	90	499	1,554	94	519
Expected return on plan assets	(1,905)	(66)	(209)	(1,880)	(69)	(222)
Net amortization:
Prior service credit	—	(13)	(69)	—	(13)	(22)
Net actuarial loss	752	—	93	433	—	91

Net periodic pension cost	$302	$193	$1,262	$107	$146	$1,302

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended
	September 29, 2012			October 1, 2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$7	$545	$2,842	$—	$402	$2,862
Interest cost	4,355	271	1,497	4,662	282	1,570
Expected return on plan assets	(5,714)	(197)	(627)	(5,640)	(207)	(669)
Net amortization:
Prior service credit	—	(40)	(206)	—	(39)	(22)
Net actuarial loss	2,256	—	278	1,299	—	268

Net periodic pension cost	$904	$579	$3,784	$321	$438	$4,009

Included in the net periodic pension cost for the three and nine months ended September 29, 2012 and October 1, 2011 above are certain immaterial non-U.S. pension plans that were previously omitted from this disclosure. For the three and nine months ended September 29, 2012, the Company contributed $4 million and $5 million, respectively, to the Company’s U.S. pension plans. During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

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

Net sales for the Company’s products and services are as follows for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Product net sales:
Waters instrument systems	$202,513	$212,664	$583,081	$616,596
Chemistry	73,126	72,104	220,026	220,125
TA instrument systems	35,184	36,580	108,078	104,113

Total product sales	310,823	321,348	911,185	940,834

Service net sales:
Waters service	126,434	121,245	372,708	354,523
TA service	12,695	11,941	37,982	34,407

Total service sales	139,129	133,186	410,690	388,930

Total net sales	$449,952	$454,534	$1,321,875	$1,329,764

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In June 2011, a new accounting standard was issued relating to the presentation of comprehensive income. The adoption of this standard in the nine months ended September 29, 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, amended accounting guidance was issued for goodwill in order to simplify how companies test goodwill for impairment. The adoption of this standard in the nine months ended September 29, 2012 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In July 2012, amended accounting guidance was issued for indefinite lived intangible assets other than goodwill in order to simplify how companies test indefinite-lived intangible assets for impairment. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s operating results are as follows for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands):

	Quarterly Results Three Months Ended			Year-To-Date Results Nine Months Ended
	September 29, 2012	October 1, 2011	% change	September 29, 2012	October 1, 2011	% change

Product sales	$310,823	$321,348	(3%)	$911,185	$940,834	(3%)
Service sales	139,129	133,186	4%	410,690	388,930	6%

Total net sales	449,952	454,534	(1%)	1,321,875	1,329,764	(1%)
Total cost of sales	182,702	180,318	1%	529,251	526,250	1%

Gross profit	267,250	274,216	(3%)	792,624	803,514	(1%)
Gross profit as a % of sales	59.4%	60.3%		60.0%	60.4%

Selling and administrative expenses	115,322	121,211	(5%)	355,123	363,774	(2%)
Research and development expenses	23,756	23,372	2%	71,046	68,640	4%
Purchased intangibles amortization	6,427	2,369	171%	11,370	7,374	54%
Litigation provision	—	—		3,000	—

Operating income	121,745	127,264	(4%)	352,085	363,726	(3%)
Operating income as a % of sales	27.1%	28.0%		26.6%	27.4%

Interest expense, net	(5,923)	(5,546)	7%	(17,492)	(13,155)	33%
Income from operations before income taxes	115,822	121,718	(5%)	334,593	350,571	(5%)
Provision for income taxes	16,713	20,461	(18%)	49,094	54,750	(10%)

Net income	$99,109	$101,257	(2%)	$285,499	$295,821	(3%)

Net income per diluted common share	$1.12	$1.10	2%	$3.19	$3.18	—

Sales for the quarter decreased 1%, with the effect of foreign currency translation negatively impacting the quarter’s sales by 3% across all products and services. The decrease in the quarter’s sales was primarily attributable to a 5% decrease in instrument system sales that was offset by a 3% increase in combined sales of chemistry consumables and service. Service sales grew 4% and chemistry sales grew 1%. Instrument system sales decreased in the quarter primarily due to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee.

Geographically, sales decreased in the quarter by 6% in Europe and 4% in the U.S., while sales increased 6% in Asia (including Japan) and 7% in the rest of the world. The decline in Europe’s sales was due to an 11% negative effect of foreign currency translation. Asia’s sales benefited from continued double-digit growth in China, principally in governmental and academic markets. This sales growth was partially offset by a decline in sales in India, as the weakening of the rupee has impacted capital expenditures by Indian customers.

Sales to pharmaceutical customers in the quarter increased 1%. Combined global sales to governmental and academic customers decreased 3% and combined sales to industrial chemical, food safety and environmental customers decreased 3%.

Sales for the year decreased 1%, compared with the prior year, as a 4% increase in combined sales of chemistry consumables and services was offset by a 4% decrease in instrument system sales. The decline in instrument system sales was primarily attributable to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. The effect of foreign currency translation negatively impacted year-to-date sales by 3%.

Sales for the year increased 4% in Asia and 1% in the U.S., while sales decreased 6% in Europe and 5% in the rest of the world. Asia continued to experience a double-digit sales growth rate in China, particularly in the governmental markets. The growth in China was offset by a decline in capital expenditures by customers in India, mostly for Alliance instrument systems, which resulted from a weaker Indian rupee. The decline in Europe’s sales was due to an 8% negative effect of foreign currency translation and the decline in the rest of the world’s sales was due to lower demand from governmental and academic customers.

Sales for the year to pharmaceutical customers increased 1% compared to the prior year. Combined sales to industrial chemical, food safety and environmental customers decreased 1% and combined global sales to governmental and academic customers were 3% lower as a result of a decline in instrument system sales.

Selling and administrative expenses decreased 5% and 2% for the quarter and year, respectively, primarily due to lower incentive compensation expense related to lower full-year performance expectations and a benefit from the effect of foreign currency translation. This favorability was partially offset by increases in headcount and merit compensation and fringe benefit costs. Purchased intangibles amortization increased for both the quarter and year due to $4 million of amortization expense related to the discontinuance of a product trade name intangible asset.

The increase in net income per diluted share in the quarter and year was principally attributable to fewer shares outstanding, as the benefit from the additional shares repurchased was offset by a decrease in net income and negative effects of foreign currency translation.

Net cash provided by operating activities for the year was $318 million in 2012 and $347 million in 2011. The $29 million decrease was primarily a result of lower net income in 2012, the timing of cash collections from customers and the timing of payments to vendors.

Within cash flows used in investing activities, year-to-date capital expenditures related to property, plant, equipment and software capitalization were $73 million and $51 million in 2012 and 2011, respectively. The current year’s capital expenditures include $23 million of construction costs and the acquisition of a building in the United Kingdom associated with a multi-year project to consolidate certain existing primary MS research, manufacturing and distribution locations. In 2012, the Company acquired its Israeli sales and service distributor, Baehr Thermoanalyse GmbH and Blue Reference, Inc. for a total of $31 million, net of cash acquired and including the assumption of $1 million of debt. These acquisitions are expected to add approximately $10 million to annual sales and are not expected to have a material impact on earnings in 2012.

Within cash flows used in financing activities, the Company received $21 million and $46 million of proceeds from stock plans in 2012 and 2011, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In August 2012, as permitted by the credit agreement dated July 2011 (the “2011 Credit Agreement”), the Company increased the revolving facility commitment by $200 million, bringing the total amount of the revolving facility commitment to $900 million. There were no other changes to the terms and conditions of the 2011 Credit Agreement. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. The Company repurchased $229 million and $292 million of the Company’s outstanding common stock in 2012 and 2011, respectively, under the existing stock repurchase programs.

Results of Operations

Net Sales

Product sales for both the quarter and year decreased 3%. TA Division’s product sales declined 4% for the quarter and grew 4% for the year, while Waters Division product sales declined 3% and 4%, respectively. The decreases in the Waters Division product sales for both the quarter and the year were attributable to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. Foreign currency translation decreased product sales by 3% for both the quarter and the year.

Service sales increased 4% and 6% for the quarter and year, respectively, with foreign currency translation decreasing service sales by 3% for both the quarter and year. The increases in service sales were primarily attributable to increased sales of service plans and billings to a higher installed base of customers.

Waters Division Sales

Waters Division sales decreased 1% for both the quarter and year. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 3% for both the quarter and year.

Waters instrument system sales (LC and MS) decreased 5% for both the quarter and year. The declines in instrument systems sales were primarily attributable to delays in capital spending by our customers as a result of the weakness in global economic conditions and the weakening of the Euro and Indian rupee. Chemistry consumables sales increased 1% in the quarter and were flat thus far this year. Waters Division service sales increased 4% and 5% in the quarter and year, respectively, due to increased sales of service plans and billings to a higher installed base of customers. Waters Division sales by product line for the current year were approximately 50% for instrument systems, 19% for chemistry consumables and 31% for service. Waters Division sales by product line for the prior year were approximately 52% for instrument systems, 18% for chemistry consumables and 30% for service.

Waters Division sales in the quarter decreased 7% in Europe and 5% in the U.S., while sales increased 7% in Asia and 8% in the rest of the world. Waters Division sales for the year increased 3% in Asia and 1% in the U.S., while sales decreased 7% in Europe and 2% in the rest of the world. The decline in Europe’s sales was due to a 10% and 8% negative effect of foreign currency translation in the quarter and year, respectively. The sales growth in Asia for both the quarter and the year occurred primarily in China and was across all markets. The increase in sales in the rest of the world in the quarter was due to the higher demand from governmental and academic customers.

TA Division Net Sales

TA’s sales were 1% lower in the quarter and 5% higher in the year. Foreign currency translation decreased TA’s sales by 2% for both the quarter and year across all product lines. Recent acquisitions added approximately 4% to TA’s quarter and year-to-date sales. Instrument system sales decreased 4% in the quarter and increased 4% year-to-date. Instrument system sales represented approximately 74% of TA’s sales in the current year and 75% in the prior year. TA service sales increased 6% and 10% in the quarter and year, respectively, primarily due to increased sales of service plans and billings to a higher installed base of customers. Geographically, TA’s sales in the quarter grew 5% in Europe and declined in the U.S., Asia and the rest of the world. TA’s sales year-to-date have increased in the U.S., Europe, and Asia, while sales to the rest of the world declined. TA’s European sales benefited from additional sales from recent acquisitions, while the effect of foreign currency translation decreased Europe’s sales by 9% and 8% in the quarter and year, respectively.

Gross Profit

Gross profit decreased 3% and 1% for the quarter and year, respectively. Comparatively, gross profit as a percentage of sales decreased to 59.4% from 60.3% in the quarter and to 60.0% from 60.4% year-to-date. These declines can be primarily attributed to changes in instrument systems product mix and the negative effects of foreign currency translation.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased 5% and 2% for the quarter and year, respectively. The decrease was a result of lower sales commission and incentive bonus costs and the effects of foreign currency translation, offset by costs associated with headcount additions and higher merit compensation and fringe benefit costs. As a percentage of net sales, selling and administrative expenses were 25.6% for the current year quarter, 26.9% for the current year-to-date, 26.7% for the prior year quarter and 27.4% for the prior year-to-date.

Litigation Provision

The Company made a $3 million litigation payment in the second quarter to settle a complaint that was filed against the Company alleging patent infringement.

Research and Development Expenses

Research and development expenses increased 2% and 4% for the quarter and year, respectively. The increases in research and development expenses were primarily due to development costs incurred on new products.

Provision for Income Taxes

The four principal jurisdictions the Company manufactures in are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates are approximately 37.5%, 12.5%, 24.5% and 0%, respectively. The Company has a contractual tax rate in Singapore of 0% through the end of 2016, while the current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction, including shifts between these jurisdictions; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter decreased to 14.4% from 16.8%. The Company’s year-to-date effective tax rate decreased to 14.7% from 15.6%. The income tax provision for the current quarter and year-to-date was favorably impacted by return-to-provision adjustments and unfavorably impacted by shifts in pre-tax income between jurisdictions with different effective tax rates. Included in the income tax provision for the prior year is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.5 percentage points in the prior year. The remaining differences between the effective tax rates for the current year as compared to the prior year were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Net income	$285,499	$295,821
Depreciation and amortization	51,225	50,045
Stock-based compensation	21,687	20,645
Deferred income taxes	(9,382)	(7,072)
Change in accounts receivable	5,506	10,040
Change in inventories	(36,558)	(46,235)
Change in accounts payable and other current liabilities	(18,971)	(11,937)
Change in deferred revenue and customer advances	16,217	20,970
Other changes	2,404	15,035

Net cash provided by operating activities	317,627	347,312
Net cash used in investing activities	(298,851)	(194,714)
Net cash used in financing activities	(53,396)	(37,953)
Effect of exchange rate changes on cash and cash equivalents	6,923	783

(Decrease) increase in cash and cash equivalents	$(27,697)	$115,428

Cash Flow from Operating Activities

Net cash provided by operating activities was $318 million and $347 million in the nine months ended September 29, 2012 and October 1, 2011, respectively. The changes within net cash provided by operating activities in 2012 as compared to 2011 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•

The change in accounts receivable in 2012 compared to 2011 was primarily attributable to timing of shipments and payments made by customers and lower sales volumes in 2012 as compared to 2011. Days-sales-outstanding (“DSO”) increased to 73 days at September 29, 2012 from 71 days at October 1, 2011. The effect of foreign currency had no impact on DSO’s in 2012 as compared to 2011.

•	A lower increase in inventory levels in 2012 due to lower instrument systems volumes.

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

Cash Used in Investing Activities

Net cash used in investing activities totaled $299 million and $195 million in 2012 and 2011, respectively. Additions to fixed assets and capitalized software were $73 million in 2012 and $51 million in 2011. The current year’s capital expenditures include $23 million of construction costs and the acquisition of a building in the United Kingdom associated with a multi-year project to consolidate certain existing primary MS research, manufacturing and distribution locations. During 2012 and 2011, the Company purchased $1,385 million and $1,297 million of short-term investments while $1,190 million and $1,165 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $31 million during 2012 and $11 million in 2011.

Cash Used in Financing Activities

In August 2012, as provided for in the 2011 Credit Agreement, the Company increased the revolving facility commitment by $200 million, bringing the total amount of the revolving facility commitment to $900 million. There were no other changes to the terms and conditions of the 2011 Credit Agreement. During 2012 and 2011, the Company’s total debt borrowings increased by $156 million and $206 million, respectively. As of September 29, 2012, the Company had a total of $1,148 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the 2011 Credit Agreement, $440 million borrowed under revolving credit facilities under the 2011 Credit Agreement and $8 million borrowed under various other short-term lines of credit. The outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company utilizes the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date; however, there can be no assurance that it will be able to do so. As of September 29, 2012, the Company had a total amount available to borrow under the 2011 Credit Agreement of $459 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2012 and 2011, the Company repurchased a total of 2.8 million and 3.6 million shares at a cost of $229 million and $292 million, respectively, under existing share repurchase programs. As of September 29, 2012, the Company repurchased an aggregate of 6.0 million shares of its common stock under the now expired share repurchase program authorized in February 2011 for an aggregate cost of $497 million. As of September 29, 2012, the Company had a total of $704 million authorized for future repurchases under the new share repurchase program. In addition, the Company repurchased $6 million of common stock during both 2012 and 2011 related to the vesting of restricted stock units.

The Company received $21 million and $46 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2012 and 2011, respectively.

The Company had cash, cash equivalents and short-term investments of $1.4 billion as of September 29, 2012. The majority of the Company’s cash, cash equivalents and short-term investments are generated from foreign operations, with approximately $1.4 billion (mostly denominated in U.S. dollars) held in accounts of foreign subsidiaries at September 29, 2012. Due to the fact that most of the Company’s cash, cash equivalents and short-term investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

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

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2012. The Company reviewed its contractual obligations and commercial commitments as of September 29, 2012 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

For the nine months ended September 29, 2012, the Company contributed $5 million to the Company’s U.S. pension plans. During fiscal year 2012, the Company expects to contribute a total of approximately $7 million to $9 million to the Company’s defined benefit plans.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 29, 2012. The Company did not make any changes in those policies during the nine months ended September 29, 2012.

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

There have been no material changes in the Company’s market risk during the nine months ended September 29, 2012. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended September 29, 2012 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012, with the exception of a $3 million payment made in June 2012 to settle a complaint that was filed against the Company alleging patent infringement.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012. The Company reviewed its risk factors as of September 29, 2012 and determined that there were no material changes from the ones set forth in the Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended September 29, 2012 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 28, 2012	—	$—	—	$770,695
July 29 to August 25, 2012	350	$77.65	350	$740,398
August 26 to September 29, 2012	450	$81.68	450	$703,642

Total	800	$79.92	800	$703,642

(1)	The Company purchased 0.8 million shares of its outstanding common stock in the quarter ended September 29, 2012 in open market transactions pursuant to repurchase programs that were announced in February 2011 (the “2011 Program”) and May 2012 (the “2012 Program”). The 2011 Program has expired and the 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.35	Incremental Commitment Agreement, dated as of August 9, 2012, among Waters Corporation, JPMorgan Chase Bank, N.A., and other Lenders party thereto.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ WILLIAM J. CURRY
William J. Curry
Vice President, Corporate Controller and Principal Accounting Officer
(duly authorized and chief accounting officer)

Date: November 2, 2012