Form 10-K
period 2012-12-31
WATERS CORP /DE/
filed 2013-02-26
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012: $6,966,563,351.

Indicate the number of shares outstanding of the registrant’s common stock as of February 22, 2013: 85,886,844

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, nutritional safety, environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications. The Company’s LC and LC-MS instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids for uses in various industrial, consumer goods and healthcare products, as well as for life science research.

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

Waters Division

High Performance and Ultra Performance Liquid Chromatography

HPLC is a standard technique used to identify and analyze the constituent components of a variety of chemicals and other materials. The Company believes that HPLC’s performance capabilities enable it to separate and identify approximately 80% of all known chemicals and materials. As a result, HPLC is used to analyze substances in a wide variety of industries for research and development purposes, quality control and process engineering applications.

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and governmental agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their international counterparts that mandate testing requiring HPLC instrumentation.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover new levels of scientific information. While offering significant performance advantages, ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2010, Waters introduced the ACQUITY UPLC® H-Class instrument system, which incorporates the performance of ACQUITY UPLC with the operational familiarity of traditional HPLC systems. The ACQUITY UPLC H-Class is a streamlined system that brings together the flexibility and simplicity of quaternary solvent blending and a flow-through needle injector to deliver the advanced performance expected of UPLC-type separations. The ACQUITY UPLC H-Class delivers high resolution, sensitivity and improved through-put while maintaining the robustness and reliability for which the ACQUITY systems are known. In 2011, the Company introduced the ACQUITY UPLC® I-Class instrument system. The ACQUITY UPLC I-Class provides a powerful solution to a critical need by successfully analyzing compounds that are limited in amount or availability amid a complex matrix. The ACQUITY UPLC I-Class system maximizes peak capacity to enhance MS sensitivity; it provides the lowest carryover, complementing MS sensitivity and extending MS linear dynamic range; and it has been purposefully engineered for the lowest dispersion. In 2012, the Company introduced UltraPerformance Convergence ChromatographyTM (“UPC2™”) with the release of the ACQUITY® UPC2™ system. This new technology marries the unrealized potential of supercritical fluid chromatography (“SFC”) with the proven UPLC technology, using carbon dioxide as the primary mobile phase. By varying mobile phase strength, pressure, temperature and stationary phase with UPC2, a user can separate, detect and quantify structural analogs, isomers, enantiomeric and diasteriomeric mixtures – all compounds or samples that challenge today’s laboratories.

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

The Company’s chemistry consumable products also include environmental and nutritional safety testing products. Environmental laboratories use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In addition, the Company provides tests to identify and quantify mycotoxins in various agricultural commodities. These test kits provide reliable, quantitative detection of particular mycotoxins through the choice of flurometer, LC-MS or HPLC.

Mass Spectrometry and Liquid Chromatography-Mass Spectrometry

MS is a powerful analytical technology that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

The Company believes it is a market leader in the development, manufacture, sale and distribution of MS instruments. These instruments are typically integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time-of-flight (“Tof”) and classic magnetic sector technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

Currently, the Company offers a wide range of MS instrument systems utilizing various combinations of quadrupole, Tof, ion mobility and magnetic sector designs. These instrument systems are used in drug discovery and development, as well as for environmental, clinical and nutritional safety testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, food and beverage and environmental market segments worldwide.

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevo® TQ and Xevo® TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-TofTM”) instruments, such as the Company’s SYNAPT® G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2010, the Company introduced the Xevo TQ-S instrument system, which is designed for the most demanding UPLC/MS/MS applications. Also in 2010, the Company introduced the Xevo® G2 Q-TofTM instrument system. The Xevo G2 Q-Tof is one of the most sensitive, exact mass quantitative and qualitative bench-top MS/MS instrument systems developed because it combines the integrated workflow benefits of Engineered SimplicityTM found in existing Xevo Q-Tof instrument systems with the QuanTofTM technology of the SYNAPT® G2 instrument system. In 2011, the Company introduced the SYNAPT® G2-S HDMS instrument system. The SYNAPT G2-S incorporates both high-sensitivity Waters StepWaveTM ion transfer optics and Triwave® ion mobility technologies along with a suite of new informatics tools to enhance qualitative and quantitative high resolution performance. In 2012, the Company introduced the Xevo® G2-S Q-TofTM and Xevo® G2-S Tof mass spectrometers, bringing StepWave ion technology to its bench-top time-of-flight mass spectrometers.

LC and MS are typically embodied within an analytical system tailored for either a dedicated class of analyses or as a general purpose analytical device. An increasing percentage of the Company’s customers are purchasing LC and MS components simultaneously and it has become common for LC and MS instrumentation to be used within the same laboratory and operated by the same user. The descriptions of LC and MS above reflect the historical segmentation of these analytical technologies and the historical categorization of their respective practitioners. Increasingly in today’s instrument market, this segmentation and categorization is becoming obsolete as a high percentage of instruments used in the laboratory embody both LC and MS technologies as part of a single device. In response to this development and to further promote the high utilization of these hybrid instruments, the Company has organized its Waters Division to develop, manufacture, sell and service integrated LC-MS systems.

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

The Company has been a developer and supplier of software-based products that interface with the Company’s instruments. The Company recently introduced a new UNIFI® software platform. The UNIFI Scientific Information System is the culmination of a multi-year effort to bring all of Waters’ preexisting, disparate software systems under one operating system. UNIFI joins Waters’ suite of informatics products – Empower®, Chromatography Data Software, MassLynx® Mass Spectrometry Software and NuGenesis® Scientific Data Management System, each of which is used daily to support innovations within world-leading institutions. UNIFI is the industry’s first comprehensive software that seamlessly integrates UPLC chromatography, mass spectrometry, and informatics data workflows in one platform.

In July 2012, the Company acquired all of the outstanding capital stock of Blue Reference, Inc. (“Blue Reference”), a U.S.-based developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash. The Company will integrate the Blue Reference technology into current and future software product platforms to further differentiate its offerings by providing customers with a more efficient scientific information assessment process, where there is an ongoing need for immediacy and interactivity of multiple scientific databases.

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

The servicing and support of instruments, software and accessories is an important source of revenue and represents over 25% of sales for the Waters Division. These revenues are derived primarily through the sale of support plans, demand service, customer training and performance validation services. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

Rheometry instruments complement thermal analyzers in characterizing materials. Rheometry characterizes the flow properties of materials and measures their viscosity, elasticity and deformation under different types of “loading” or other conditions. The information obtained under such conditions provides insight into a material’s behavior during processing, packaging, transport, usage and storage.

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered through the Waters Division, a range of instrument configurations is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-SeriesTM family of differential scanning calorimeters includes a range of instruments, from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2010, TA introduced the Nano ITC Low Volume system, which is engineered to provide isothermal titration calorimetry capabilities for applications with limited sample sizes. Also in 2010, TA introduced the DMA-RH Accessory, which is designed to be used with the Q800 Dynamic Mechanical Analyzer to allow the mechanical properties of a sample to be analyzed under controlled and/or varying conditions of both relative humidity and temperature. In 2011, TA introduced the Discovery DSC, Discovery TGA and Discovery Hybrid Rheometer, which provide unmatched measurement performance in the fields of differential scanning calorimetry and rheometry.

In July 2011, the Company acquired Anter Corporation (“Anter”), a manufacturer of thermal analyzers used to measure thermal expansion and shrinkage, thermal conductivity and resistivity, thermal diffusivity and specific heat capacity of a wide range of materials, especially materials used in high temperature applications, for $11 million in cash. Anter systems provide critical information to scientists that develop and characterize ceramics, metals and glasses for use in a wide range of industries, including electronics, energy and aerospace.

In January 2012, the Company acquired Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. Key products developed by Baehr include horizontal, optical, and quenching dilatometer systems that measure thermal expansion to high temperatures with high precision, high temperature viscometers, and high temperature TGA/DTA systems. Baehr systems provide critical information to researchers that develop materials for use in a wide range of industries including electronics, energy, automotive, and aerospace.

TA Service

Similar to the Waters Division, the servicing and support of TA’s instruments is an important source of revenue and represents approximately 25% of sales for the TA Division. TA sells, supports and services TA’s product offerings through its headquarters in New Castle, Delaware. TA operates independently from the Waters

Division, though most of its overseas offices are situated in Waters Division’s facilities to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of governmental, academic and research institutions, which can fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to various universities and governmental agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2012, 53% of the Company’s sales were to pharmaceutical accounts, 33% to other industrial accounts and 14% to university and governmental agencies.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer or one group of customers for a material portion of its sales. During fiscal years 2012, 2011 and 2010, no single customer accounted for more than 3% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations in the industry, focused exclusively on the various instrument systems’ installed base. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with 94 sales offices throughout the world as of December 31, 2012 and approximately 3,000, 2,900 and 2,700 field representatives in 2012, 2011 and 2010, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of customers. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house, technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

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

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Lindon, Utah and Huellhorst, Germany facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2008 standards.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products are mined from the Democratic Republic of the Congo and adjoining countries. These rules are likely to impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update its existing product offering. The Company’s research and development expenditures for 2012, 2011 and 2010 were $96 million, $92 million and $84 million, respectively. Nearly all of the Company’s current LC products are developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and nearly all of the Company’s current thermal analysis products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2012, 2011 and 2010, there were 777, 741 and 697 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 5,900, 5,700 and 5,400 employees at December 31, 2012, 2011 and 2010, respectively, with approximately 45% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

Competition

The analytical instrument systems market is highly competitive. The Company encounters competition from several worldwide manufacturers and other companies in both domestic and foreign markets for each of its three technologies. The Company competes in its markets primarily on the basis of product performance, reliability, service and, to a lesser extent, price. Competitors continuously introduce new products or have instrument businesses that are generally more diversified than the Company’s business. Some competitors have greater financial and other resources than the Company.

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

The market for consumable LC products, including separation columns, is highly competitive and more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column chemicals and small specialized companies that pack and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns and distributes its own products. The Company competes in this market on the basis of reproducibility, reputation, performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Inc., Supelco, Inc., Agilent Technologies, Inc., General Electric Company, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instrument.

Patents, Trademarks and Licenses

The Company owns a number of United States and foreign patents and has patent applications pending in the United States and abroad. Certain technology and software has been acquired or is licensed from third parties. The Company also owns a number of trademarks. The Company’s patents, trademarks and licenses are viewed as valuable assets to its operations. However, the Company believes that no one patent or group of patents, trademark or license is, in and of itself, essential to the Company such that its loss would materially affect the Company’s business as a whole.

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

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2012, the Company published a sustainability report identifying the various actions and behaviors the Company has adopted concerning its commitment to both the environment and the broader topic of social responsibility. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business, for more information on the potential significance of climate change legislation. See also Note 14 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

Available Information

The Company files or furnishes all required reports with the SEC. The public may read and copy any materials the Company files or furnishes with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the growth rate of sales, particularly in China; new product launches and the associated costs, such as the amortization expense related to UNIFI; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of foreign currency translation; the impact of the Company’s various ongoing tax audit examinations, unexpected shifts in income between tax jurisdictions and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures (including facility expansion and consolidation projects), service debt, repay outstanding lines of credit, make authorized share repurchases and potential acquisitions, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

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

•

Current global economic, sovereign and political conditions and uncertainties, particularly regarding the European debt crisis and the overall stability of the Euro and its suitability as a single currency; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

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

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future financial operating results and condition of its non-U.S. operations.

•

Increased regulatory burdens as the Company’s business evolves, especially with respect to the FDA and EPA, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

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

The Company is a global business that may be adversely affected by changes in global economic conditions. These changes in global economic conditions may affect the demand for the Company’s products and services and may result in a decline in sales in the future. There can be no assurance regarding demand for the Company’s products and services in the future.

Disruption in worldwide financial markets could adversely impact the Company’s access to capital and financial condition.

Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption in recent years, including, among other things, sharp increases in the cost of new capital, credit rating downgrades and bailouts, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. There can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash, utilize its existing syndicated bank credit facility, funded by such financial institutions, and impair its ability to access sources of new capital. The Company’s cost of any new capital raised and interest expense would increase if this were to occur.

The Company’s financial results are subject to changes in customer demand, which may decrease for a number of reasons, many beyond the Company’s control.

The demand for the Company’s products is dependent upon the size of the markets for its LC, LC-MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly affecting drug, food and drinking water testing; funding available to governmental, academic and research institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter, as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. There can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 53% and 52% of the Company’s net sales in 2012 and 2011, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales.

The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument manufacturers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. There can be no assurance that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against the Company’s competitors in the future.

The Company’s financial condition and results of operations could be adversely affected if the Company is unable to maintain a sufficient level of cash flow in the U.S.

The Company had approximately $1,178 million in debt and $1,539 million in cash, cash equivalents and short-term investments as of December 31, 2012. As of December 31, 2012, the Company also had the ability to borrow an additional $428 million from its existing, committed credit facilities. Most of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential acquisitions and continue authorized stock repurchase programs. A majority of the Company’s cash is generated from foreign operations, with $1,489 million of the Company’s cash held by foreign subsidiaries. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through (1) cash from U.S. operations, (2) efficient, cost-effective and timely distribution of cash from non-U.S. subsidiaries, (3) the Company’s ability to access its existing cash and revolving credit facility and (4) other sources of capital obtained at an acceptable cost.

Debt covenants, and the Company’s failure to comply with them, could negatively impact the Company’s capital and financial results.

The Company’s debt is subject to restrictive debt covenants that limit the Company’s ability to engage in certain activities that could otherwise benefit the Company. These debt covenants include restrictions on the Company’s ability to enter into certain contracts or agreements that may limit the Company’s ability to make dividend or other payments, secure other indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s debt agreements. The Company’s ability to comply with these financial restrictions and covenants is dependent on the Company’s future performance, which is subject to, but not limited to, prevailing economic conditions and other factors, including factors that are beyond the Company’s control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Disruption of operations at the Company’s manufacturing facilities could harm the Company’s financial condition.

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Manchester, England, Cheshire, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

The Company’s international operations may be negatively affected by foreign political and regulatory changes, related to either a specific country or a larger region. Currency and economic disruptions and foreign currency exchange rate fluctuations could have a material adverse effect on the Company’s results of operations or financial condition.

Approximately 71% of the Company’s net sales in both 2012 and 2011 were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom, as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political, regulatory and economic environment, in particular, the financial difficulties and debt burden experienced by a number of European countries; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

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

The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

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

The Company’s financial results are subject to unexpected shifts in pre-tax income between tax jurisdictions and changing application of tax law.

The Company is subject to rates of income tax that range from 0% to in excess of 35% in various jurisdictions in which it conducts business. In addition, the Company typically generates a substantial portion of its income in the fourth quarter of each fiscal year. Geographical shifts in income from previous quarters’ projections caused by factors including, but not limited to, changes in volume and product mix and fluctuations in foreign currency translation rates, could therefore have potentially significant favorable or unfavorable effects on the Company’s income tax expense, effective tax rate and results of operations. In addition, governments in the jurisdictions in which the Company operates implement changes to tax laws and regulations from time to time. Any changes in corporate income tax rates or regulations regarding transfer pricing or repatriation of dividends or capital, as well as changes in the interpretation of existing tax laws and regulations, in the jurisdictions in which the Company operates could adversely affect the Company’s cash flow and lead to increases in its overall tax burden, which would negatively affect the Company’s profitability.

Disruption or unforeseen problems with the security, maintenance or upgrade of the Company’s information systems could have an adverse effect on the Company’s operations and financial condition.

The Company relies on its technology infrastructure, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make payments and otherwise conduct business. The Company’s technology infrastructure may be vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, unauthorized access to customer or employee data and other attempts to harm the Company’s systems. Any prolonged disruption to the Company’s technology infrastructure, at any of its facilities, could have a material adverse effect on the Company’s results of operations or financial condition.

The effects of climate change could harm the Company’s business.

The Company’s manufacturing processes for certain of its products involve the use of chemicals and other substances that are regulated under various international, federal, state and local laws governing the environment. In the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities with respect to the use and/or levels of possible emissions from such chemicals and/or other substances, the Company may be required to make certain changes and adaptations to its manufacturing processes. Any such changes could have a material adverse effect on the financial statements of the Company.

Another potential effect of climate change is an increase in the severity of global weather conditions. The Company’s manufacturing facilities are located in the United States, United Kingdom and Ireland. In addition, the Company manufactures a growing percentage of its HPLC, UPLC and MS products in both Singapore and Wexford, Ireland. Severe weather conditions, including earthquakes, hurricanes and/or tsunamis, could potentially cause significant damage to the Company’s manufacturing facilities in each of these countries. The effects of such damage and the resulting disruption of manufacturing operations could have a material adverse impact on the financial results of the Company.

Compliance failures could harm the Company’s business.

The Company is subject to regulation by various federal, state and foreign governments and agencies in areas including, among others, health and safety, import/export, the Foreign Corrupt Practices Act and environmental laws and regulations. A portion of the Company’s operations are subject to regulation by the FDA and similar foreign regulatory agencies. These regulations are complex and govern an array of product activities, including design, development, labeling, manufacturing, promotion, sales and distribution. Any failure by the Company to comply with applicable governmental regulations could result in product recalls, the imposition of fines, restrictions on the Company’s ability to conduct or expand its operations or the cessation of all or a portion of its operations.

Some of the Company’s operations are subject to domestic and international laws and regulations with respect to the manufacturing, handling, use or sale of toxic or hazardous substances. This requires the Company to devote substantial resources to maintain compliance with those applicable laws and regulations. If the Company fails to comply with such requirements in the manufacturing or distribution of its products, it could face civil and/or criminal penalties and potentially be prohibited from distributing or selling such products until they are compliant.

Some of the Company’s products are also subject to the rules of certain industrial standards bodies, such as the International Standards Organization. The Company must comply with these rules, as well as those of other agencies, such as the United States Occupational Health and Safety Administration. Failure to comply with such rules could result in the loss of certification and/or the imposition of fines and penalties which could have a material adverse effect on the Company’s operations.

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products are mined from the Democratic Republic of the Congo and adjoining countries. These rules are likely to impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Waters operates 22 United States facilities and 80 international facilities, including field offices. In 2011, the Company purchased land in the United Kingdom to construct a new facility, which will consolidate certain existing primary MS research, manufacturing and distribution locations. The Company believes that this new building and its other existing facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Milford, MA	M, R, S, D, A	Owned
Taunton, MA	M, R	Owned
Nixa, MO	M, S, D, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
St. Quentin, France	S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Wexford, Ireland	M, R, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 13 field offices in the United States and 69 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International
Irvine, CA	Australia	Israel	Switzerland
Pleasanton, CA	Austria	Italy	Taiwan
Schaumburg, IL	Belgium	Japan	United Kingdom
Wood Dale, IL	Brazil	Korea
Columbia, MD	Canada	Mexico
Beverly, MA	Czech Republic	Netherlands
Ann Arbor, MI	Denmark	Norway
Morrisville, NC	Finland	People’s Republic of China
Parsippany, NJ	France	Portugal
Westlake, OH	Germany	Poland
Huntingdon, PA	Hungary	Puerto Rico
Bellaire, TX	India	Spain
Spring, TX	Ireland	Sweden

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH (“Agilent”) in Germany. In July 2005, Agilent brought an action against the Company alleging that certain features of the Alliance pump continued to infringe certain of its patents. In August 2006, following a trial in this action, the German court ruled that the Company did not infringe the patents. Agilent filed an appeal in this action. A hearing on this appeal was held in January 2008. The appeals court affirmed the finding of the trial court that the Company did not infringe and Agilent appealed this finding to the German Federal Court of Justice. In December 2012, Agilent won this appeal and the Company recorded a $4 million provision for damages and fees estimated to be incurred in connection with this litigation.

Item 4:	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 64, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board and a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation.

Arthur G. Caputo, 61, has been Executive Vice President since March 2003 and President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Elizabeth B. Rae, 55, has been Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she held senior human resources positions in retail, healthcare and financial services companies.

John Ornell, 55, has been Vice President, Finance and Administration and Chief Financial Officer since June 2001. He joined Millipore in 1990 and previously served as Vice President, Operations. During his years at Waters, he has also been Vice President of Manufacturing and Engineering, had responsibility for Operations Finance and Distribution and had a senior role in the successful implementation of the Company’s worldwide business systems.

Mark T. Beaudouin, 58, has been Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 22, 2013, the Company had 167 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the foreseeable future. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2012, 2011 or 2010.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2007 (the last day of public trading of the Company’s common stock in fiscal year 2007) through December 31, 2012 (the last day of public trading of the common stock in fiscal year 2012) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2007

AMONG WATERS CORPORATION, NYSE MARKET INDEX AND SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS

	2007	2008	2009	2010	2011	2012
WATERS CORPORATION	100.00	46.35	78.36	98.28	93.65	110.18
NYSE MARKET INDEX	100.00	60.74	77.92	88.36	84.96	98.55
SIC CODE INDEX	100.00	56.68	83.60	118.52	99.91	129.85

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low
April 2, 2011	$87.93	$74.68
July 2, 2011	$99.56	$85.96
October 1, 2011	$99.16	$72.19
December 31, 2011	$83.14	$71.61
March 31, 2012	$94.03	$73.71
June 30, 2012	$93.99	$76.15
September 29, 2012	$85.24	$74.66
December 31, 2012	$89.33	$78.89

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2012 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 30 to October 27, 2012	—	$—	—	$703,642
October 28 to November 24, 2012	360	$82.98	360	$673,769
November 25 to December 31, 2012	360	$85.33	360	$643,050

Total	720	$84.16	720	$643,050

(1)	The Company purchased an aggregate of 2.2 million shares of its outstanding common stock in 2012 in open market transactions pursuant to a repurchase program that was announced in February 2011 (the “2011 Program”). The 2011 Program authorized the repurchase of up to $500 million of common stock in open market transactions over a two-year period and is now effectively completed.

(2)	The Company purchased an aggregate of 1.3 million shares of its outstanding common stock in 2012 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6: Selected	Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2012, 2011, 2010, 2009 and 2008. The Company’s financial statements as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012 are included in Item 8, Financial Statements and Supplementary Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Net sales	$1,843,641	$1,851,184	$1,643,371	$1,498,700	$1,575,124
Income from operations before income taxes	$487,625	$509,252	$437,863	$386,652	$372,192
Net income	$461,443	$432,968	$381,763	$323,313	$322,479
Net income per basic common share	$5.25	$4.77	$4.13	$3.37	$3.25
Weighted-average number of basic common shares	87,841	90,833	92,385	95,797	99,199
Net income per diluted common share	$5.19	$4.69	$4.06	$3.34	$3.21
Weighted-average number of diluted common shares and equivalents	88,979	92,325	94,057	96,862	100,555
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and short-term investments	$1,539,025	$1,281,351	$946,419	$630,257	$428,522
Working capital, including current maturities of debt	$1,753,484	$1,340,241	$1,200,791	$777,808	$666,796
Total assets	$3,168,150	$2,723,234	$2,327,670	$1,907,931	$1,622,898
Long-term debt	$1,045,000	$700,000	$700,000	$500,000	$500,000
Stockholders’ equity	$1,467,357	$1,226,578	$1,068,797	$848,949	$661,005
Employees	5,860	5,672	5,381	5,216	5,033

Item 7: Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids in consumer goods and healthcare products.

The Company’s operating results are as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			% change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Product sales	$1,280,507	$1,322,136	$1,166,627	(3%)	13%
Service sales	563,134	529,048	476,744	6%	11%

Total net sales	1,843,641	1,851,184	1,643,371	—	13%
Total cost of sales	737,614	730,493	653,303	1%	12%

Gross profit	1,106,027	1,120,691	990,068	(1%)	13%
Gross profit as a % of sales	60.0%	60.5%	60.2%

Selling and administrative expenses	477,270	490,011	445,456	(3%)	10%
Research and development expenses	96,004	92,347	84,274	4%	10%
Purchased intangibles amortization	13,829	9,733	10,406	42%	(6%)
Litigation provisions	7,434	—	—

Operating income	511,490	528,600	449,932	(3%)	17%
Operating income as a % of sales	27.7%	28.6%	27.4%

Interest expense, net	(23,865)	(19,348)	(12,069)	23%	60%

Income from operations before income taxes	487,625	509,252	437,863	(4%)	16%
Provision for income taxes	26,182	76,284	56,100	(66%)	36%

Net income	$461,443	$432,968	$381,763	7%	13%

Net income per diluted common share	$5.19	$4.69	$4.06	11%	16%

Sales were flat in 2012 as compared to 2011, as a 4% increase in combined sales of chemistry consumables and services was offset by a 4% decrease in instrument system sales. The increase in service sales was from higher renewal rates of service plans, as well as higher service demand billings from the Company’s installed base of customers. The decline in instrument system sales was generally attributable to timing of capital spending by our customers across all regions, except China, as a result of uncertain global economic conditions and the weakening of both the Euro, which impacted sales due to the effect of foreign currency translation, and Indian rupee, which effectively increased the price of the systems for certain customers. The effect of foreign currency translation negatively impacted 2012 sales by 2% across all products and services. The 2011 increase in sales of 13% as compared to 2010 was attributable to increased spending by the Company’s pharmaceutical, industrial and chemical analysis customers on new and existing LC, MS and TA products. The sales growth in 2011 was also attributable to an increase in demand for the ACQUITY UPLC® H-Class, Xevo® Q-TofTM, Xevo® TQ-S and SYNAPT® G2-S instrument systems. The effect of foreign currency translation increased sales by 3% in 2011 and had minimal impact on 2010 sales.

Sales to pharmaceutical customers increased 1% and 13% in 2012 and 2011, respectively. The increase in 2012 was primarily a result of increased spending on chemistry consumables and services. The increase in 2011 was due to increased sales of instrument systems, particularly ACQUITY UPLC H-Class, Xevo Q-Tof, Xevo TQ-S and SYNAPT G2-S instrument systems, and chemistry consumables and services. Combined sales to industrial and environmental customers decreased 2% in 2012 and increased 15% in 2011. Combined global sales to governmental and academic customers decreased 4% in 2012 and increased 5% in 2011. The decreases in 2012 sales were primarily attributable to timing of capital spending by our customers as a result of uncertain global economic conditions and the weakening of the Euro and Indian rupee, while the increases in 2011 were primarily attributable to sales of newly introduced LC and LC-MS systems as global economic conditions improved as compared to 2010.

The 3% decrease in operating income in 2012 as compared to 2011 was primarily due to one-time charges included in purchased intangibles amortization and litigation provisions and the effects of foreign currency translation. Included in purchased intangibles amortization in 2012 is $4 million of amortization expense related to the discontinuance of a product trade name intangible asset. The Company recorded $7 million of litigation provisions in 2012 for damages and fees estimated to be incurred in connection with complaints filed against the Company relating to patent infringement lawsuits. The Company paid $3 million of these litigation provisions in 2012. Foreign currency translation decreased 2012 operating profit by approximately $14 million. The Company expects the impact of foreign currency translation in 2013 to have a neutral effect on sales but negatively impact operating profits when compared to 2012, based on current exchange rates. This is primarily due to the mix of sales and costs in Japan and Europe, where a weaker Japanese Yen is expected to be offset by a stronger Euro.

The 17% increase in operating income in 2011 as compared to 2010 was primarily from increases in sales volumes and the favorable effect of foreign currency translation. Foreign currency translation accounted for approximately $26 million and $6 million of the increase in operating income in 2011 and 2010, respectively.

Net income per diluted share was primarily impacted by the following factors in 2012, 2011 and 2010:

•	2011 and 2010 benefited from higher sales volumes, product mix and the leveraging of lower growth in operating expenses.

•	Foreign currency translation decreased net income per diluted share by $0.14 in 2012 and added $0.24 and $0.06 to net income per diluted share in 2011 and 2010, respectively.

•

In 2012, the Company refinanced certain of its inter-company debt arrangements, which enabled the Company to record a $36 million tax benefit related to the recognition of a deferred tax asset associated with a non-U.S. net operating loss carryforward. In 2012, the Company also recorded a $6 million tax benefit related to a tax audit settlement in the U.S. These tax benefits added $0.48 per diluted share in 2012.

•

In 2010, the Company recorded an $8 million tax benefit related to a tax audit settlement in the United Kingdom and a $2 million tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits added $0.10 per diluted share in 2010. The impact from the shift in pretax income between tax rate jurisdictions increased net income per diluted share by $0.14 in 2010 after excluding this one-time transaction.

•

The impact of lower weighted-average shares outstanding resulting from the Company’s share repurchase program, offset by the incremental interest expense on borrowings to repurchase those shares, increased net income per diluted share $0.14, $0.01 and $0.06 in 2012, 2011 and 2010, respectively. The Company plans to continue the share repurchase program in 2013.

Net cash provided by operating activities was $449 million, $497 million and $458 million in 2012, 2011 and 2010, respectively. The $48 million decrease in operating cash flow in 2012 when compared to 2011 was primarily a result of an increase of 7 days in days-sales-outstanding (“DSO”), payments in 2012 of amounts earned under the Company’s 2011 management incentive plans, higher U.S. tax payments and a $3 million litigation payment. The increase in operating cash flow in 2011 when compared to 2010 was primarily a result of higher net income and was also impacted by the payment in 2011 of amounts earned under the Company’s 2010 management incentive plans.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $105 million, $85 million and $63 million in 2012, 2011 and 2010, respectively. Capital expenditures were higher in 2012 and 2011 due to a multi-year project to consolidate certain existing primary MS research, manufacturing and distribution locations. As of December 31, 2012, the Company has spent a total of $52 million related to this project and expects to incur capital expenditures in the next few years in the range of $25 million to $50 million to finish construction of this facility.

In 2012, the Company acquired three businesses, its Israeli sales and service distributor, Baehr Thermoanalyse GmbH (“Baehr”) and Blue Reference, Inc., for a total of $31 million, net of cash acquired and including the assumption of $1 million of debt. Collectively, these acquisitions are expected to add approximately $13 million of sales in 2013 and be slightly accretive to earnings. The Company acquired Anter Corporation for $11 million in cash in 2011. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company received $29 million, $60 million and $101 million of proceeds from stock plans in 2012, 2011 and 2010, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2012, 2011 and 2010, the Company repurchased $290 million, $364 million and $292 million of the Company’s outstanding common stock, respectively, under the May 2012 authorization and previously announced stock repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits. In August 2012, as permitted by the credit agreement dated July 2011 (the “2011 Credit Agreement”), the Company increased the revolving facility commitment by $200 million, bringing the total amount of the revolving facility commitment to $900 million. There were no other changes to the terms and conditions of the 2011 Credit Agreement. The Company will use the proceeds from the increased revolving facility commitment for general corporate purposes.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,			% change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net Sales:
United States	$531,912	$530,606	$499,535	—	6%
Europe	549,341	574,770	494,638	(4%)	16%
Asia:
China	212,701	175,409	147,389	21%	19%
Japan	207,340	211,893	187,581	(2%)	13%
Asia Other	215,612	222,082	205,679	(3%)	8%

Total Asia	635,653	609,384	540,649	4%	13%
Other	126,735	136,424	108,549	(7%)	26%

Total net sales	$1,843,641	$1,851,184	$1,643,371	—	13%

In 2012, sales were lower in all major regions, except for the U.S., which remained flat, and Asia, where China’s sales grew 21% as compared to 2011. The sales growth in all regions in 2011 as compared to 2010 was attributable to increased spending by the Company’s pharmaceutical, industrial and chemical analysis customers on LC, MS and TA products. The overall sales growth in Asia in 2012 was driven by China but was tempered by lower sales in India, mostly due to lower Alliance instrument systems sales as a weaker Indian rupee increased the price of these systems, which are priced in U.S. dollars. The sales growth in China in 2012 can be attributed to strong customer demand in pharmaceutical, governmental, industrial and chemical analysis markets. The decline in Europe’s sales in 2012 was due to a 6% negative effect of foreign currency translation. Europe’s 2011 sales benefited from strong demand from pharmaceutical and chemical analysis customers and the effect of foreign currency translation increased Europe’s sales by 5%. The decline in the rest of the world’s sales in 2012 was due to lower demand of instrument systems from pharmaceutical, governmental and academic customers, while the 26% increase in the rest of the world’s sales in 2011 was primarily attributable to strong customer demand of instrument systems across all markets. The Company anticipates demand for instrument systems to improve in 2013 across most major regions, with the exception of China, where the demand for instrument systems is expected to continue at a double-digit growth rate.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,						% change
	2012	% of Total	2011	% of Total	2010	% of Total	2012 vs. 2011	2011 vs. 2010
Waters instrument systems	$828,458	51%	$878,367	53%	$772,631	53%	(6%)	14%
Chemistry	294,787	18%	292,506	18%	264,368	18%	1%	11%

Total Waters Division product sales	1,123,245		1,170,873		1,036,999		(4%)	13%
Waters service	509,412	31%	480,553	29%	434,352	29%	6%	11%

Total Waters Division net sales	$1,632,657	100%	$1,651,426	100%	$1,471,351	100%	(1%)	12%

Waters instrument system sales (LC and MS technology-based) decreased 6% in 2012, which was primarily attributable to the timing of capital spending by our customers as a result of uncertain global economic conditions and the weakening of both the Euro, which impacted sales due to the effect of foreign currency translation, and Indian rupee, which effectively increased the price of the systems for certain customers. The 14% increase in instrument systems sales in 2011 was primarily attributable to higher demand from the Company’s pharmaceutical and industrial customers and the adoption and uptake in sales from the ACQUITY UPLC H-Class, Xevo Q-Tof and Xevo TQ-S instrument systems. Chemistry consumables sales increased 1% in 2012, with the effect of foreign currency translation negatively impacting chemistry consumables sales by 2%. The 11% increase in chemistry consumables sales in 2011 was driven primarily by higher demand for chemistry consumable products, including increased sales of ACQUITY UPLC lines of columns, and by the bundling of chromatography columns with growing LC system sales. Waters Division service sales increased 6% and 11% in 2012 and 2011, respectively, due to increased sales of service plans and higher service demand billings to a higher installed base of customers. The effect of foreign currency translation decreased Waters Division sales across all products and services by 2% in 2012 and increased sales 3% in 2011.

In 2012, Waters Division sales increased 3% in Asia, while sales were flat in the U.S and decreased 5% in Europe and 6% in the rest of the world. Asia experienced double-digit sales growth rates in China in 2012, particularly in the pharmaceutical, governmental, industrial and chemical analysis markets. The 2012 growth in China was offset by a decline in capital expenditures by customers in India, mostly due to lower Alliance instrument systems sales as a weaker Indian rupee increased the price of these systems, which are priced in U.S. dollars. The decline in Europe’s sales was due to a 6% negative effect of foreign currency translation.

In 2011, Waters Division sales in Europe increased 16%, with the effect of foreign currency translation increasing Europe’s sales by 5%. Waters Division sales in Europe benefited from strong demand for instrument systems from pharmaceutical and chemical analysis customers. Waters Division sales in Asia in 2011 increased 13% due to strong sales in China and a 4% increase due to the effects of foreign currency translation. In 2011, Waters Division sales in the U.S. increased 5% and sales to the rest of the world increased 25%. Foreign currency translation had minimal impact on sales in the rest of world in 2011.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,						% change
	2012	% of Total	2011	% of Total	2010	% of Total	2012 vs. 2011	2011 vs. 2010
TA instrument systems	$157,262	75%	$151,263	76%	$129,628	75%	4%	17%
TA service	53,722	25%	48,495	24%	42,392	25%	11%	14%

Total TA net sales	$210,984	100%	$199,758	100%	$172,020	100%	6%	16%

The increase in TA instrument system sales in both 2012 and 2011 was primarily a result of higher demand for instrument systems from TA’s industrial customers, as well as revenue associated with the shipment of the new Discovery instrument systems. TA service sales increased in both 2012 and 2011 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 1% in 2012 and increased sales 3% in 2011. Recent acquisitions added approximately 4% to TA’s sales in 2012 and 1% in 2011. TA’s 2012 sales increased in the U.S., Europe and Asia, while sales to the rest of the world declined. TA’s sales increased in each territory in 2011.

Gross Profit

Gross profit decreased 1% in 2012 as compared to 2011, while gross profit as a percentage of sales decreased from 60.5% to 60.0%, primarily due to changes in instrument systems product mix and the negative effects of foreign currency translation. Gross profit increased 13% in 2011 as compared to 2010, while gross profit as a percentage of sales increased from 60.2% to 60.5%, due to sales volume leveraging manufacturing fixed costs and the favorable impact of foreign currency translation.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, price, product mix, foreign currency translation and product costs of instrument systems and associated software platforms. The cost and amortization of capitalized software development costs for the Company’s recently introduced ACQUITY® UPC2™ and UNIFI® products may affect the Company’s product mix and associated gross profit in 2013. The Company also expects that the impact of foreign currency translation will negatively affect gross profit, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses decreased 3% in 2012 and increased 10% in 2011. The decrease in selling and administrative expenses in 2012 was a result of the favorable impact of foreign currency translation and lower incentive compensation in 2012 as compared to 2011. The increase in selling and administrative expenses in 2011 was a result of the Company’s investment in headcount additions, principally in sales and service; higher merit and fringe benefit costs; higher sales and incentive compensation costs; and foreign currency translation. As a percentage of net sales, selling and administrative expenses were 25.9% for 2012 compared to 26.5% for 2011 and 27.1% for 2010. The Company expects selling and administrative expenses to increase in 2013 as a result of headcount additions and acquisitions in 2012, as well as restored incentive compensation levels, based on projected 2013 results.

Research and Development Expenses

Research and development expenses increased 4% and 10% in 2012 and 2011, respectively, primarily due to additional headcount and development costs incurred on new products.

Purchased Intangibles Amortization

In 2012, the Company incurred a one-time $4 million charge to purchased intangibles amortization expense related to the discontinuance of a product trade name intangible asset.

Litigation Provision

The Company recorded $7 million of litigation provisions in 2012 for damages and fees estimated to be incurred in connection with complaints filed against the Company relating to patent infringement lawsuits. The Company paid $3 million of these litigation provisions in 2012.

Interest Expense

The increases in net interest expense in 2012 and 2011 were primarily attributable to an increase in average borrowings, as well as higher interest rates paid on fixed-rate debt.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates are approximately 37.5%, 12.5%, 23.25% and 0%, respectively. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rates were 5.4%, 15.0% and 12.8% in 2012, 2011 and 2010, respectively. The income tax provision for 2012 included a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward. In 2012, the Company also recorded a $6 million tax benefit related to a tax audit settlement in the U.S. These tax benefits decreased the Company’s effective tax rate by 8.6 percentage points in 2012. Included in the income tax provision for 2011 is a $2 million tax benefit related to the reversal of a reserve for interest related to a tax audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.3 percentage points in 2011. Included in the 2010 income tax provision was an $8 million tax benefit related to a tax audit settlement in the United Kingdom and $2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the Company’s effective tax rate by 2.1 percentage points in 2010. The remaining differences between the effective tax rates for 2012, 2011 and 2010 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

On January 2, 2013, the U.S. enacted legislation that retroactively extended the research and development tax credit (“R&D Tax Credit”) for two years, from January 1, 2012 through December 31, 2013. The Company expects that its income tax provision for the first quarter of 2013 will include the entire benefit of the R&D Tax Credit attributable to 2012, which is estimated to be approximately $2 million, and the first quarter of 2013. The Company will continue to record the benefit of the R&D Tax Credit in subsequent quarters in 2013.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income	$461,443	$432,968	$381,763
Depreciation and amortization	68,831	66,387	62,558
Stock-based compensation	29,183	27,579	24,852
Deferred income taxes	(52,219)	(5,824)	(15,037)
Change in accounts receivable	(39,836)	(12,528)	(43,286)
Change in inventories	(21,655)	(18,838)	(37,036)
Change in accounts payable and other current liabilities	563	(11,845)	52,017
Change in deferred revenue and customer advances	11,005	2,630	9,433
Other changes	(8,035)	16,845	22,592

Net cash provided by operating activities	449,280	497,374	457,856
Net cash used in investing activities	(296,394)	(355,976)	(411,515)
Net cash used in financing activities	(66,535)	(60,422)	(60,252)
Effect of exchange rate changes on cash and cash equivalents	10,694	(5,484)	(18,702)

Increase (decrease) in cash and cash equivalents	$97,045	$75,492	$(32,613)

Cash Flow from Operating Activities

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $449 million and $497 million in 2012 and 2011, respectively. The changes within net cash provided by operating activities in 2012 as compared to 2011 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The increases in net income and deferred income taxes in 2012 were primarily attributable to a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward.

•

The change in accounts receivable in 2012 compared to 2011 was primarily attributable to timing of payments made by customers and timing of sales in 2012 as compared to 2011. DSO was 71 days at December 31, 2012 and 64 days December 31, 2011.

•	The 2012 change in inventories was primarily attributable to the increase in inventory related to new products expected to be launched in 2013.

•

The 2012 change in accounts payable and other current liabilities was impacted by an increase in accrued income taxes, which was offset by higher U.S. tax payments. In addition, accounts payable and other current liabilities was impacted by lower levels of incentive compensation earned in 2012 as compared to 2011, as well as the payment of the 2011 incentive compensation in 2012 and timing of payments to vendors.

•

Net cash provided from deferred revenue and customer advances in both 2012 and 2011 was a result of an increase in new service contracts, as well as a higher installed base of customers renewing annual service contracts.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $497 million and $458 million in 2011 and 2010, respectively. The changes within net cash provided by operating activities in 2011 when compared to 2010 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The change in accounts receivable in 2011 compared to 2010 was primarily attributable to timing of payments made by customers and higher sales volumes in 2011 as compared to 2010. DSO was 64 days at December 31, 2011 and 67 days at December 31, 2010.

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

Cash Used in Investing Activities

Net cash used in investing activities totaled $296 million, $356 million and $412 million in 2012, 2011 and 2010, respectively. Additions to fixed assets and capitalized software were $105 million, $85 million and $63 million in 2012, 2011 and 2010, respectively. Capital expenditures were higher in 2012 and 2011 due to a multi-year project to consolidate certain existing primary MS research, manufacturing and distribution locations. As of December 31, 2012, the Company has spent a total of $52 million related to this project and expects to incur capital expenditures in the next few years in the range of $25 million to $50 million to finish construction of this facility.

During 2012, 2011 and 2010, the Company purchased $1,816 million, $1,749 million and $1,235 million of short-term investments, respectively, while $1,655 million, $1,490 million and $886 million of short-term investments matured, respectively. Business acquisitions, net of cash acquired, were $31 million and $11 million during 2012 and 2011, respectively. There were no business acquisitions in 2010.

Cash Used in Financing Activities

In August 2012, as permitted by the 2011 Credit Agreement, the Company increased the revolving facility commitment by $200 million, bringing the total amount of the revolving facility commitment to $900 million. There were no other changes to the terms and conditions of the 2011 Credit Agreement. The term loan facility and the revolving facility both mature on July 28, 2016 and require no scheduled prepayments before that date.

The interest rates applicable to the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fees on these credit agreements range between 15 basis points and 30 basis points. These credit agreements require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the credit agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2012, the Company was in compliance with all such covenants.

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

During 2012, 2011 and 2010, the Company’s net debt borrowings increased by $186 million, $225 million and $134 million, respectively. As of December 31, 2012, the Company had a total of $1,178 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under a term loan facility under the 2011 Credit Agreement, $470 million borrowed under revolving credit facility under the 2011 Credit Agreement and $8 million borrowed under various other short-term lines of credit. At December 31, 2012, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the short-term portions of the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. The remaining $345 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheets, as no repayments are required prior to the maturity date in 2016 and this portion is not expected to be repaid within the next twelve months. As of December 31, 2012, the Company had a total amount available to borrow under existing credit agreements of $428 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2012, 2011 and 2010, the Company repurchased 3.5 million, 4.5 million and 4.4 million shares at a cost of $290 million, $364 million and $292 million, respectively, under the May 2012 authorization and previously announced programs. As of September 29, 2012, the Company repurchased an aggregate of 6.0 million shares of its common stock under the now expired share repurchase program authorized in February 2011 for an aggregate cost of $497 million. As of December 31, 2012, the Company had purchased an aggregate of 1.3 million shares at a cost of $107 million under the May 2012 program, leaving $643 million authorized for future repurchases. In addition, the Company repurchased $6 million, $6 million and $4 million of common stock during 2012, 2011 and 2010 related to the vesting of restricted stock units.

The Company received $29 million, $60 million and $101 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2012, 2011 and 2010, respectively.

The Company had cash, cash equivalents and short-term investments of $1,539 million as of December 31, 2012. The majority of the Company’s cash, cash equivalents and short-term investments are generated from foreign operations, with $1,489 million held by foreign subsidiaries at December 31, 2012. Due to the fact that most of the Company’s cash, cash equivalents and short-term investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are funded primarily by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

Management believes, as of the date of this report, that its financial position, particularly in the U.S., along with expected future cash flows from earnings based on historical trends, the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation and tax audit examinations. In addition, there have been no recent significant changes to the Company’s financial position, nor are there any anticipated changes, to warrant a material adjustment related to indefinitely reinvested foreign earnings.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Year (1)
	Total	2013	2014	2015	2016	2017	2018	After 2018
Notes payable and debt	$132,781	$132,781	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	80,721	15,205	15,205	11,768	10,465	10,205	7,656	10,217
Long-term debt	1,045,000	—	—	100,000	695,000	—	—	250,000
Operating leases	78,112	23,243	18,135	11,456	7,259	5,260	4,315	8,444

Total	$1,336,614	$171,229	$33,340	$123,224	$712,724	$15,465	$11,971	$268,661

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.

The interest rates applicable to term loan and revolving loans under the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2012, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2012 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2013	2014	2015	2016	2017	2018	After 2018
Letters of credit	$18,035	$16,249	$1,786	$—	$—	$—	$—	$—

The Company licenses certain technology and software from third parties. Fees paid for licenses were less than $1 million in each of the years 2012, 2011 and 2010. Future minimum license fees payable under existing license agreements as of December 31, 2012 are immaterial.

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

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2013, the Company expects to contribute approximately $8 million to $10 million to the Company’s defined benefit plans.

In order to accommodate future sales growth, the Company purchased land in the United Kingdom in 2011 to consolidate certain existing primary MS research, manufacturing and distribution locations in the United Kingdom into one facility. As of December 31, 2012, the Company has spent a total of $52 million related to this project and expects to incur capital expenditures in the next few years in the range of $25 million to $50 million to finish construction of this facility. The Company believes it can fund the construction of this facility with cash flows from operating activities and its borrowing capacity from committed credit facilities.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of any of the related tax effects for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2012 were to become recognizable in the future, the Company would record a total reduction of approximately $64 million in its income tax provision.

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

The Company is currently engaged in continuing communications with tax authorities in the U.S., Japan and various other jurisdictions regarding examinations of the Company’s tax returns related to matters for which the Company has previously recorded uncertain tax benefits. During 2012, the Company did not record any material changes in the measurement of any unrecognized tax benefits related to these ongoing tax audit examinations. As of December 31, 2012, the Company anticipates that it will be able to resolve certain of these ongoing tax audit examinations during the next twelve months. As of December 31, 2012, the Company expects to record a reduction in the measurement of its unrecognized tax benefits and related net interest and penalties in the range of approximately $5 million to $39 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments and the settlement of ongoing tax audit examinations, and does not otherwise expect to record any other material changes within the next twelve months. These amounts have been classified as accrued income taxes in the consolidated balance sheets.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. At December 31, 2012, the Company had current and long-term deferred revenue liabilities of $121 million and $23 million, respectively. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

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

The Company’s method of revenue recognition for certain products requiring installation is in accordance with multiple-element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the best estimate of selling price of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the best estimate of selling price of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2012 was $405 million, net of allowances for doubtful accounts and sales returns of $8 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2012 was recorded at its net realizable value of $230 million, which is net of write-downs of $18 million.

Long-Lived Assets, Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger impairment include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results, particularly as it pertains to capitalized software and patent costs;

•	significant negative industry or economic trends, competitive products and technologies; and

•

significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patents, purchased technology, trademarks and intellectual properties, such as licenses.

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $220 million, $273 million and $317 million, respectively, as of December 31, 2012.

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

Warranty

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2012, the Company’s warranty liability was $12 million.

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

The accounting standards for income taxes require that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the income taxes accounting standards, which require financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of any of the related tax effects for the time value of money. At December 31, 2012, the Company had unrecognized tax benefits of $64 million, $39 million of which are classified as current liabilities and $25 million of which are classified as long-term liabilities in the consolidated balance sheets.

Litigation

As described in Item 3, Legal Proceedings, of Part I of this Form 10-K, the Company is a party to various pending litigation matters. With respect to each pending claim, management determines whether it can reasonably estimate whether a loss is probable and, if so, the probable range of that loss. If and when management has determined, with respect to a particular claim, both that a loss is probable and that it can reasonably estimate the range of that loss, the Company records a charge equal to either its best estimate of that loss or the lowest amount in that probable range of loss. The Company will disclose additional exposures when the range of loss is subject to considerable uncertainty.

With respect to the specific claims referenced in Item 3, Legal Proceedings, of Part I of this Form 10-K, management of the Company to date has been able to make this determination and thus has recorded charges with respect to those claims. As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording additional charges which could materially impact the Company’s results of operations or financial position.

Pension and Other Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.12% for its U.S. benefit plans and 1.88% for its non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2012 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2012, the Company determined the weighted-average discount rate to be 3.90% for the U.S. benefit plans and 3.10% for the non-U.S. benefits plans.

A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

Stock-based Compensation

The accounting standards for stock-based compensation require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair-value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. These accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and the Company employs different assumptions in the application of these accounting standards, the compensation expense that the Company records in future periods may differ significantly from what the Company has recorded in the current period. The Company recognizes the expense using the straight-line attribution method.

As of December 31, 2012, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$47	3.7
Restricted stock units	27	3.1
Restricted stock	1	1.6

Total	$75	3.5

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

Derivative Transactions

The Company records its derivative transactions in accordance with the accounting standards for derivative instruments and hedging activities, which establish the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2012, 2011 and 2010, the Company held forward foreign exchange contracts with notional amounts totaling $134 million, $161 million and $136 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2012	December 31, 2011
Other current assets	$1,173	$81
Other current liabilities	$693	$1,317

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Realized gains (losses) on closed contracts	$4,186	$(2,233)	$(8,138)
Unrealized gains (losses) on open contracts	1,716	(1,035)	(39)

Cumulative net pre-tax gains (losses)	$5,902	$(3,268)	$(8,177)

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2012 would decrease pre-tax earnings by approximately $13 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as short-term investments, and are held primarily in U.S. treasury bills, Canadian government U.S. dollar-denominated treasury bills and commercial paper, bank deposits and investment-grade commercial paper. The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2012 and December 31, 2011, $1,489 million out of $1,539 million and $1,200 million out of $1,281 million, respectively, of the Company’s total cash, cash equivalents and short-term investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. As of December 31, 2012, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

The Company’s cash, cash equivalents and short-term investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2012, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2013

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$481,035	$383,990
Short-term investments	1,057,990	897,361
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,240 and $8,584 at December 31, 2012 and
December 31, 2011, respectively	404,556	367,085
Inventories	229,565	212,864
Other current assets	84,580	80,804

Total current assets	2,257,726	1,942,104
Property, plant and equipment, net	273,279	237,095
Intangible assets, net	220,145	191,992
Goodwill	316,834	297,071
Other assets	100,166	54,972

Total assets	$3,168,150	$2,723,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$132,781	$290,832
Accounts payable	54,724	55,317
Accrued employee compensation	31,910	49,949
Deferred revenue and customer advances	121,470	109,922
Accrued income taxes	60,888	9,449
Accrued warranty	12,353	13,258
Other current liabilities	90,116	73,136

Total current liabilities	504,242	601,863
Long-term liabilities:
Long-term debt	1,045,000	700,000
Long-term portion of retirement benefits	101,225	92,970
Long-term income tax liability	24,772	72,613
Other long-term liabilities	25,554	29,210

Total long-term liabilities	1,196,551	894,793

Total liabilities	1,700,793	1,496,656
Commitments and contingencies (Notes 7, 8, 9, 10 and 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 153,696 and 152,757 shares issued, 86,390 and 88,996 shares outstanding at December 31, 2012 and December 31, 2011, respectively	1,537	1,528
Additional paid-in capital	1,155,504	1,089,959
Retained earnings	3,512,890	3,051,447
Treasury stock, at cost, 67,306 and 63,761 shares at December 31, 2012 and December 31, 2011, respectively	(3,176,179)	(2,880,301)
Accumulated other comprehensive loss	(26,395)	(36,055)

Total stockholders’ equity	1,467,357	1,226,578

Total liabilities and stockholders’ equity	$3,168,150	$2,723,234

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Product sales	$1,280,507	$1,322,136	$1,166,627
Service sales	563,134	529,048	476,744

Total net sales	1,843,641	1,851,184	1,643,371
Cost of product sales	501,660	506,073	453,779
Cost of service sales	235,954	224,420	199,524

Total cost of sales	737,614	730,493	653,303

Gross profit	1,106,027	1,120,691	990,068
Selling and administrative expenses	477,270	490,011	445,456
Research and development expenses	96,004	92,347	84,274
Purchased intangibles amortization	13,829	9,733	10,406
Litigation provisions (Note 9)	7,434	—	—

Operating income	511,490	528,600	449,932
Interest expense	(28,073)	(21,971)	(13,924)
Interest income	4,208	2,623	1,855

Income from operations before income taxes	487,625	509,252	437,863
Provision for income taxes	26,182	76,284	56,100

Net income	$461,443	$432,968	$381,763

Net income per basic common share	$5.25	$4.77	$4.13
Weighted-average number of basic common shares	87,841	90,833	92,385
Net income per diluted common share	$5.19	$4.69	$4.06
Weighted-average number of diluted common shares and equivalents	88,979	92,325	94,057

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$461,443	$432,968	$381,763
Other comprehensive income (loss):
Foreign currency translation	17,279	(12,644)	(24,568)
Unrealized (losses) gains on investments before income taxes	(995)	966	19
Income tax benefit (expense)	348	(339)	(7)

Unrealized (losses) gains on investments, net of tax	(647)	627	12
Retirement liability adjustment	(11,092)	(18,835)	(4,328)
Income tax benefit	4,120	6,592	1,515

Retirement liability adjustment, net of tax	(6,972)	(12,243)	(2,813)
Other comprehensive income (loss)	9,660	(24,260)	(27,369)

Comprehensive income	$471,103	$408,708	$354,394

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$461,443	$432,968	$381,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,256	3,265	2,926
Provisions on inventory	10,725	10,131	10,897
Stock-based compensation	29,183	27,579	24,852
Deferred income taxes	(52,219)	(5,824)	(15,037)
Depreciation	37,422	36,531	34,421
Amortization of intangibles	31,409	29,856	28,137
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(39,836)	(12,528)	(43,286)
Increase in inventories	(21,655)	(18,838)	(37,036)
(Increase) decrease in other current assets	(7,136)	4,309	2,402
Decrease (increase) in other assets	1,473	(12,071)	2,472
Increase (decrease) in accounts payable and other current liabilities	563	(11,845)	52,017
Increase in deferred revenue and customer advances	11,005	2,630	9,433
(Decrease) increase in other liabilities	(15,353)	11,211	3,895

Net cash provided by operating activities	449,280	497,374	457,856
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(104,749)	(85,436)	(62,740)
Business acquisitions, net of cash acquired	(31,016)	(11,100)	—
Purchase of short-term investments	(1,815,988)	(1,749,161)	(1,234,671)
Maturity of short-term investments	1,655,359	1,489,721	885,896

Net cash used in investing activities	(296,394)	(355,976)	(411,515)
Cash flows from financing activities:
Proceeds from debt issuances	218,324	598,528	315,641
Payments on debt	(32,107)	(373,751)	(181,358)
Payments of debt issuance costs	(497)	(4,523)	(1,498)
Proceeds from stock plans	28,869	60,153	100,584
Purchase of treasury shares	(295,878)	(370,835)	(296,292)
Excess tax benefit related to stock option plans	10,568	32,239	10,809
Proceeds from (payments for) derivative contracts	4,186	(2,233)	(8,138)

Net cash used in financing activities	(66,535)	(60,422)	(60,252)
Effect of exchange rate changes on cash and cash equivalents	10,694	(5,484)	(18,702)

Increase (decrease) in cash and cash equivalents	97,045	75,492	(32,613)
Cash and cash equivalents at beginning of period	383,990	308,498	341,111

Cash and cash equivalents at end of period	$481,035	$383,990	$308,498

Supplemental cash flow information:
Income taxes paid	$59,446	$50,313	$39,688
Interest paid	$28,305	$19,658	$10,564

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2009	148,831	$1,488	$808,345	$2,236,716	$(2,213,174)	$15,574	$848,949
Net income	—	—	—	381,763	—	—	381,763
Other comprehensive loss	—	—	—	—	—	(27,369)	(27,369)
Issuance of common stock for employees:
Employee Stock Purchase Plan	62	1	3,457	—	—	—	3,458
Stock options exercised	1,933	19	97,107	—	—	—	97,126
Tax benefit related to stock option plans	—	—	10,809	—	—	—	10,809
Release of valuation allowance	—	—	25,873	—	—	—	25,873
Treasury stock	—	—	—	—	(296,292)	—	(296,292)
Stock-based compensation	228	3	24,477	—	—	—	24,480

Balance December 31, 2010	151,054	$1,511	$970,068	$2,618,479	$(2,509,466)	$(11,795)	$1,068,797

Net income	—	—	—	432,968	—	—	432,968
Other comprehensive loss	—	—	—	—	—	(24,260)	(24,260)
Issuance of common stock for employees:
Employee Stock Purchase Plan	58	1	4,149	—	—	—	4,150
Stock options exercised	1,381	14	55,989	—	—	—	56,003
Tax benefit related to stock option plans	—	—	32,239	—	—	—	32,239
Release of valuation allowance	—	—	176	—	—	—	176
Treasury stock	—	—	—	—	(370,835)	—	(370,835)
Stock-based compensation	264	2	27,338	—	—	—	27,340

Balance December 31, 2011	152,757	$1,528	$1,089,959	$3,051,447	$(2,880,301)	$(36,055)	$1,226,578

Net income	—	—	—	461,443	—	—	461,443
Other comprehensive income	—	—	—	—	—	9,660	9,660
Issuance of common stock for employees:
Employee Stock Purchase Plan	66	1	4,660	—	—	—	4,661
Stock options exercised	630	6	24,202	—	—	—	24,208
Tax benefit related to stock option plans	—	—	10,568	—	—	—	10,568
Increase in valuation allowance	—	—	(2,354)	—	—	—	(2,354)
Treasury stock	—	—	—	—	(295,878)	—	(295,878)
Stock-based compensation	243	2	28,469	—	—	—	28,471

Balance December 31, 2012	153,696	$1,537	$1,155,504	$3,512,890	$(3,176,179)	$(26,395)	$1,467,357

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Description of Business and Organization

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform and are used along with other analytical instruments. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments and are typically purchased by customers as part of the instrument system.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, development by its competitors of new technological innovations, levels of debt and debt service requirements, risk of disruption, fluctuations in foreign currency exchange rates, dependence on key personnel, protection and litigation of proprietary technology, shifts in taxable income between tax jurisdictions and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares. All material inter-company balances and transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 71% in 2012, 71% in 2011 and 70% in 2010. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

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

Short-term investments are classified as available-for-sale in accordance with the accounting standards for investments in debt and equity securities. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the statement of operations. The Company classifies its investments as short-term investments exclusive of those categorized as cash equivalents. At December 31, 2012 and 2011, the Company had short-term investments with a cost of $1,058 million and $897 million, respectively, which approximated market value.

The Company maintains balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2012 and 2011, $1,489 million out of $1,539 million and $1,200 million out of $1,281 million, respectively, of the Company’s total cash, cash equivalents and short-term investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts and Sales Returns:
2012	$8,584	$7,298	$(7,642)	$8,240
2011	$6,196	$9,932	$(7,544)	$8,584
2010	$6,723	$5,508	$(6,035)	$6,196

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 53% in 2012, 52% in 2011 and 52% in 2010. None of the Company’s individual customers accounted for more than 3% of annual Company sales in 2012, 2011 or 2010. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Appropriate short-term and long-term liabilities have also been recorded to recognize uncertain tax return reporting positions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2012, 2011 and 2010.

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with the accounting standards for property, plant and equipment. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors, including, but not limited to, operating results, business plans, economic projections and anticipated future cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is separately identified in the consolidated statements of operations.

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company performs an annual goodwill impairment assessment for its reporting units as of January 1 each year. The goodwill and other intangible assets accounting standards define a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. For goodwill impairment review purposes, the Company has two reporting units, the Waters Division and TA Division. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

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

Software Development Costs

The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to five years. The Company capitalized $34 million and $29 million of direct expenses that were related to the development of software in 2012 and 2011, respectively. Net capitalized software included in intangible assets totaled $138 million and $115 million at December 31, 2012 and 2011, respectively, see Note 6, “Goodwill and Other Intangibles”.

The Company capitalizes internal software development costs for internal use in accordance with the accounting standards for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $3 million at both December 31, 2012 and 2011.

Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standards for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All investments at December 31, 2012 and 2011 are included in other assets and amounted to $3 million and $4 million, respectively.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2012 and 2011. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$146,232	$—	$146,232	$—
Short-term investments	1,057,990	—	1,057,990	—
Waters 401(k) Restoration Plan assets	24,827	—	24,827	—
Foreign currency exchange contract agreements	1,173	—	1,173	—

Total	$1,230,222	$—	$1,230,222	$—

Liabilities:
Foreign currency exchange contract agreements	$693	$—	$693	$—

Total	$693	$—	$693	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$142,966	$—	$142,966	$—
Short-term investments	897,361	—	897,361	—
Waters 401(k) Restoration Plan assets	20,667	—	20,667	—
Foreign currency exchange contract agreements	81	—	81	—

Total	$1,061,075	$—	$1,061,075	$—

Liabilities:
Foreign currency exchange contract agreements	$1,317	$—	$1,317	$—

Total	$1,317	$—	$1,317	$—

The fair values of the Company’s cash equivalents, short-term investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2012 and 2011.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both December 31, 2012 and December 31, 2011. The fair value of the Company’s fixed rate debt is estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was $413 million and $410 million at December 31, 2012 and December 31, 2011, respectively.

Derivative Transactions

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates.

The Company records its derivative transactions in accordance with the accounting standards for derivative instruments and hedging activities, which establish the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. In addition, disclosures required for derivative instruments and hedging activities include the Company’s objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect the Company’s financial position and performance.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese Yen, British Pound and Singapore Dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At December 31, 2012, 2011 and 2010, the Company held forward foreign exchange contracts with notional amounts totaling $134 million, $161 million and $136 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2012	December 31, 2011
Other current assets	$1,173	$81
Other current liabilities	$693	$1,317

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Realized gains (losses) on closed contracts	$4,186	$(2,233)	$(8,138)
Unrealized gains (losses) on open contracts	1,716	(1,035)	(39)

Cumulative net pre-tax gains (losses)	$5,902	$(3,268)	$(8,177)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2012, 2011 and 2010, the Company repurchased 3.5 million, 4.5 million and 4.4 million shares at a cost of $290 million, $364 million and $292 million, respectively, under the May 2012 authorization and previously announced programs. As of December 31, 2012, the Company repurchased an aggregate of 6.0 million shares of its common stock for an aggregate cost of $497 million under the February 2011 repurchase program, which is now expired. During 2012, the Company repurchased 1.3 million shares at a cost of $107 million under the May 2012 repurchase program, leaving $643 million authorized for future purchases. In addition, the Company repurchased $6 million, $6 million and $4 million of common stock during 2012, 2011 and 2010 related to the vesting of restricted stock units. The Company believes it has the resources to fund the common stock repurchases as well as to pursue acquisition opportunities in the future.

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenue until a valid purchase order or master agreement is received specifying fixed terms and prices. The Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

The Company’s method of revenue recognition for certain products requiring installation is in accordance with the multiple-element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the best estimate of selling price of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the best estimate of selling price of installation based upon a number of factors, including hourly service billing rates, estimated installation hours and comparisons of amounts charged by third parties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
2012	$13,258	$7,212	$(8,117)	$12,353
2011	$11,272	$10,175	$(8,189)	$13,258
2010	$10,109	$7,618	$(6,455)	$11,272

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2012, 2011 and 2010 were $13 million, $11 million and $10 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described in Note 11, “Stock-Based Compensation”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

In accordance with the earnings per share accounting standards, the Company presents two earnings per share (“EPS”) amounts. Income per basic common share is based on income available to common shareholders and the weighted-average number of common shares outstanding during the periods presented. Income per diluted common share includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

Comprehensive Income

The Company accounts for comprehensive income in accordance with the accounting standards for comprehensive income, which establish the accounting rules for reporting and displaying comprehensive income. These standards require that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

Recently Issued Accounting Standards

In July 2012, amended accounting guidance was issued for indefinite-lived intangible assets other than goodwill in order to simplify how companies test indefinite-lived intangible assets for impairment. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3    Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$73,280	$71,993
Work in progress	16,133	12,293
Finished goods	140,152	128,578

Total inventories	$229,565	$212,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$35,734	$34,665
Buildings and leasehold improvements	196,554	174,582
Production and other equipment	317,285	288,274
Construction in progress	37,750	20,560

Total property, plant and equipment	587,323	518,081
Less: accumulated depreciation and amortization	(314,044)	(280,986)

Property, plant and equipment, net	$273,279	$237,095

During 2012, 2011 and 2010, the Company retired and disposed of approximately $6 million, $6 million and $9 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

5    Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In July 2012, the Company acquired all of the outstanding capital stock of Blue Reference, Inc. (“Blue Reference”), a U.S.-based developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash. The Company will integrate the Blue Reference technology into the current and future software product platforms to further differentiate its offerings by providing customers with a more efficient scientific information assessment process, where there is an ongoing need for immediacy and interactivity of multiple scientific databases. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $8 million of the purchase price to intangible assets comprised of completed technology and $1 million to customer relationships and other intangibles. The Company is amortizing acquired technology over seven years and the customer relationships and other intangibles over five years. The remaining purchase price of $8 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

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

In January 2012, the Company acquired all of the outstanding capital stock of Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. Baehr was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $4 million of the purchase price to intangible assets comprised of completed technology and $1 million to customer relationships and other intangibles. The Company is amortizing the customer relationships and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired technology over ten years. The remaining purchase price of $7 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

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

The principal factor that resulted in recognition of goodwill in these acquisitions is that the purchase price was based in part on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The acquisitions of Blue Reference, the Israeli sales and service distributor and Baehr are expected to add approximately $13 million to the Company’s sales in 2013. The pro forma effect of the ongoing operations for Waters, Blue Reference, the Israeli sales and service distributor, Baehr and Anter as though these acquisitions had occurred at the beginning of the periods covered by this report is insignificant.

6    Goodwill and Other Intangibles

The carrying amount of goodwill was $317 million and $297 million at December 31, 2012 and 2011, respectively. The Company’s acquisitions increased goodwill by $18 million (See Note 5) and the effect of foreign currency translation increased goodwill by $2 million in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$154,749	$94,498	11 years	$138,001	$80,023	10 years
Capitalized software	293,589	155,394	5 years	253,379	138,573	5 years
Licenses	7,112	6,361	6 years	6,597	6,039	6 years
Patents and other intangibles	40,290	19,342	8 years	33,698	15,048	8 years

Total	$495,740	$275,595	7 years	$431,675	$239,683	7 years

During the year ended December 31, 2012, the Company acquired $16 million of purchased intangibles as a result of the acquisitions of Blue Reference, an Israeli sales and service distributor and Baehr (Note 5). Amortization expense for intangible assets was $31 million, $30 million and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in amortization expense for the year ended December 31, 2012 is a one-time $4 million charge to purchased intangibles amortization expense related to the discontinuance of a product trade name intangible asset. Amortization expense for intangible assets is estimated to be between $40 million and $45 million per year for each of the next five years. The estimated significant increase in amortization expense is due to amortization associated with capitalized software costs related to the launch of new software product platforms in the first quarter of 2013. The carrying value of the new software platform was approximately $102 million as of December 31, 2012 and will be amortized over ten years.

7    Debt

In July 2011, the Company entered into a new credit agreement (the “2011 Credit Agreement”) that provides for a $700 million revolving facility and a $300 million term loan facility. In August 2012, as provided for in the 2011 Credit Agreement, the Company increased the revolving facility commitment by $200 million, bringing the total amount of the revolving facility commitment to $900 million. There were no other changes to the terms and conditions of the 2011 Credit Agreement. The Company will use the proceeds from the increased revolving facility commitment for general corporate purposes. The revolving facility and term loan facility both mature on July 28, 2016 and require no scheduled prepayments before that date.

The interest rates applicable to the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. At December 31, 2012, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs and can repay and re-borrow from the facility without penalty. The remaining $345 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheets, as no repayments are required prior to the maturity date in 2016 and this portion is not expected to be repaid within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2011, the Company issued and sold senior unsecured notes with a face value of $200 million. As of both December 31, 2012 and 2011, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of December 31, 2012, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Foreign subsidiary lines of credit	$7,781	$10,832
2011 Credit Agreement	125,000	280,000

Total notes payable and debt	132,781	290,832

Senior unsecured notes — Series A — 3.75%, due February 2015	100,000	100,000
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	100,000
Senior unsecured notes — Series C — 2.50%, due March 2016	50,000	50,000
Senior unsecured notes — Series D — 3.22%, due March 2018	100,000	100,000
Senior unsecured notes — Series E — 3.97%, due March 2021	50,000	50,000
2011 Credit Agreement	645,000	300,000

Total long-term debt	1,045,000	700,000

Total debt	$1,177,781	$990,832

As of December 31, 2012 and 2011, the Company had a total amount available to borrow of $428 million and $419 million, respectively, after outstanding letters of credit, under the 2011 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2011 Credit Agreement borrowings collectively were 2.11% and 2.33% at December 31, 2012 and 2011, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $107 million and $109 million at December 31, 2012 and 2011, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At December 31, 2012 and 2011, the weighted-average interest rates applicable to the short-term borrowings were 2.00% and 2.02%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8    Income Taxes

Income tax data for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
The components of income from operations before income taxes areas follows:
Domestic	$116,071	$102,998	$60,470
Foreign	371,554	406,254	377,393

Total	$487,625	$509,252	$437,863

	Year Ended December 31,
	2012	2011	2010
The current and deferred components of the provision for income taxes on operations are as follows:
Current	$78,401	$82,108	$71,137
Deferred	(52,219)	(5,824)	(15,037)

Total	$26,182	$76,284	$56,100

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$39,840	$33,242	$21,599
State	5,599	5,661	3,491
Foreign	(19,257)	37,381	31,010

Total	$26,182	$76,284	$56,100

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$170,669	$178,238	$153,252
State income tax, net of federal income tax benefit	3,639	3,679	2,269
Net effect of foreign operations	(108,893)	(102,528)	(97,312)
Recognition of deferred tax asset associated with a non-U.S. net operating loss	(36,410)	—	—
Other, net	(2,823)	(3,105)	(2,109)

Provision for income taxes	$26,182	$76,284	$56,100

The Company’s effective tax rates for the years ended December 31, 2012, 2011 and 2010 were 5.4%, 15.0% and 12.8%, respectively. The income tax provision for the year ended December 31, 2012 included a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward. During the year ended December 31, 2012, the Company also recorded a $6 million tax benefit related to a tax audit settlement in the U.S. These tax benefits decreased the Company’s effective tax rate by 8.6 percentage points in the year ended December 31, 2012. Included in the income tax provision for the year ended December 31, 2011 is $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.3 percentage points in the year ended December 31, 2011. Included in the income tax provision for the year ended December 31, 2010 is an $8 million tax benefit related to a tax audit settlement in the United Kingdom and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2 million of tax benefit related to the resolution of a pre-acquisition tax exposure. These tax benefits decreased the Company’s effective tax rate by 2.1 percentage points in the year ended December 31, 2010. The remaining differences between the effective tax rates for 2012, 2011 and 2010 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating losses and credits	$119,405	$18,242
Depreciation	14,555	12,990
Stock-based compensation	25,024	22,616
Deferred compensation	29,666	27,442
Revaluation of equity investments	3,919	4,941
Inventory	3,658	3,226
Accrued liabilities and reserves	36,711	30,371
Other	19,038	11,349

Total deferred tax assets	251,976	131,177
Valuation allowance	(93,576)	(10,248)

Deferred tax assets, net of valuation allowance	158,400	120,929
Deferred tax liabilities:
Capitalized software	(15,726)	(13,263)
Amortization	(3,980)	(9,818)
Indefinite-lived intangibles	(18,252)	(17,665)
Other	(4)	(171)

Total deferred tax liabilities	(37,962)	(40,917)

Net deferred tax assets	$120,438	$80,012

Net deferred tax assets of $51 million and $56 million are included in other current assets and $69 million and $24 million are included in other assets at December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the deferred tax assets associated with net operating losses and tax credit carryforwards and the related valuation allowance increased due to the aforementioned tax benefit related to the Company’s refinancing of inter-company debt arrangements. This deferred tax asset was established for $111 million, for which a $75 million valuation allowance was established and a $36 million tax benefit was recorded in the income tax provision. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $35 million as of December 31, 2012, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $11 million, $32 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, there were unremitted earnings of foreign subsidiaries of approximately $2 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. Because of the complexity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of U.S. and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to U.S. legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance at the beginning of the period	$73,199	$71,523	$77,924
Realization of uncertain U.S. tax benefits	(5,625)	—	—
Realization of uncertain U.K. tax benefits	—	—	(9,996)
Realization of uncertain pre-acquisition tax benefits	—	—	(1,500)
Net (decrease) increase in other uncertain tax benefits	(3,184)	1,676	5,095

Balance at the end of the period	$64,390	$73,199	$71,523

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by the concerned income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. During the year ended December 31, 2012, the Company reclassified $39 million of its unrecognized tax benefits to short-term liabilities in the consolidated balance sheets, leaving $25 million classified as long-term liabilities.

The Company is currently engaged in continuing communications with tax authorities in the U.S., Japan and various other jurisdictions regarding examinations of the Company’s tax returns related to matters for which the Company has previously recorded uncertain tax benefits. During 2012, the Company did not record any material changes in the measurement of any unrecognized tax benefits related to these ongoing tax audit examinations. As of December 31, 2012, the Company anticipates that it will be able to resolve certain of these ongoing tax audit examination processes during the next twelve months. As of December 31, 2012, the Company expects to record a reduction in the measurement of its unrecognized tax benefits and related net interest and penalties in the range of approximately $5 million to $39 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments and the settlement of ongoing tax audit examinations, and does not otherwise expect to record any other material changes within the next twelve months. These amounts have been classified as accrued income taxes in the consolidated balance sheets.

9    Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position, results of operations or cash flows. In June 2012, a $3 million payment was made to settle a complaint that was filed against the Company alleging patent infringement.

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH (“Agilent”) in Germany. In July 2005, Agilent brought an action against the Company alleging that certain features of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alliance pump continued to infringe certain of its patents. In August 2006, following a trial in this action, the German court ruled that the Company did not infringe the patents. Agilent filed an appeal in this action. A hearing on this appeal was held in January 2008. The appeals court affirmed the finding of the trial court that the Company did not infringe and Agilent appealed this finding to the German Federal Court of Justice. In December 2012, Agilent won this appeal and the Company recorded a $4 million provision for damages and fees estimated to be incurred in connection with this litigation. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2012 and 2011.

10    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $30 million, $28 million and $27 million during the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rents payable as of December 31, 2012 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2013	$23,243
2014	18,135
2015	11,456
2016	7,259
2017 and thereafter	18,019

The Company licenses certain technology and software from third parties. Fees paid for licenses were less than $1 million for each of the years ended December 31, 2012, 2011 and 2010. Future minimum license fees payable under existing license agreements as of December 31, 2012 are immaterial for the years ended December 31, 2013 and thereafter.

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

11    Stock-Based Compensation

In May 2012, the Company’s shareholders approved the Company’s 2012 Equity Incentive Plan (“2012 Plan”). As of December 31, 2012, the 2012 Plan has 5.6 million shares available for grant in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2012 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2012 Plan is scheduled to terminate on May 9, 2022. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2012 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2012, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2012, 1.1 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million, $1 million and less than $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The stock-based compensation accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2012	2011	2010
Cost of sales	$2,694	$2,566	$2,483
Selling and administrative expenses	22,679	21,891	19,197
Research and development expenses	3,810	3,122	3,172

Total stock-based compensation	$29,183	$27,579	$24,852

As of both December 31, 2012 and 2011, the Company has capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of December 31, 2012 and 2011, the Company has capitalized stock-based compensation costs of $2 million and $3 million, respectively, in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during 2012, 2011 and 2010 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2012	2011	2010
Options issued in thousands	699	658	667
Risk-free interest rate	1.0%	1.1%	2.0%
Expected life in years	6	6	6
Expected volatility	0.265	0.376	0.271
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2012	2011	2010
Exercise price	$86.55	$79.10	$78.21
Fair value	$23.97	$29.67	$23.97

The following table summarizes stock option activity for the plans for the year ended December 31, 2012 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,809	$21.39 to $79.15	$56.71
Granted	699	$75.94 to $87.06	$86.55
Exercised	(630)	$21.39 to $79.05	$38.40
Canceled	(69)	$41.20 to $77.94	$64.10

Outstanding at December 31, 2012	4,809	$23.19 to $87.06	$63.34

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2012 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$23.19 to $48.99	1,592	$41.06	2.9	1,479	$41.07
$49.00 to $78.99	1,325	$63.59	5.7	1,028	$63.77
$79.00 to $87.06	1,892	$81.91	9.1	361	$79.15

Total	4,809	$63.34	6.1	2,868	$54.00

During 2012, 2011 and 2010, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $31 million, $67 million and $45 million, respectively. The total cash received from the exercise of these stock options was $24 million, $56 million and $97 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2012 was $114 million. Options exercisable at December 31, 2012, 2011 and 2010 were 2.9 million, 2.9 million and 3.7 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2012, 2011 and 2010 were $54.00, $47.95 and $43.45, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2012 was 4.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the Company had 4.8 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $114 million, $63.18 and 6.0 years, respectively, at December 31, 2012.

As of December 31, 2012, 2011 and 2010, there were $45 million, $45 million and $38 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock

During each of the years ended December 31, 2012, 2011 and 2010, the Company granted 12 thousand shares of restricted stock. The restrictions on these shares lapse at the end of a three-year period. The weighted-average fair value per share on the grant date of the restricted stock granted in 2012, 2011 and 2010 was $75.94, $78.10 and $61.63, respectively. The Company has recorded $1 million of compensation expense in each of the years ended December 31, 2012, 2011 and 2010, respectively, related to the restricted stock grants. As of December 31, 2012, the Company had 36 thousand unvested shares of restricted stock outstanding with a total of $1 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2012 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2011	654	$57.94
Granted	161	$87.81
Vested	(225)	$55.21
Forfeited	(16)	$61.83

Unvested at December 31, 2012	574	$67.28

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2012, 2011 and 2010 on the restricted stock units expected to vest were $13 million, $13 million and $12 million, respectively. As of December 31, 2012, there were $24 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.1 years.

12    Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2012
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$461,443	87,841	$5.25
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,138

Net income per diluted common share	$461,443	88,979	$5.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$432,968	90,833	$4.77
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,492

Net income per diluted common share	$432,968	92,325	$4.69

	Year Ended December 31, 2010
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$381,763	92,385	$4.13
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,672

Net income per diluted common share	$381,763	94,057	$4.06

For the years ended December 31, 2012, 2011 and 2010, the Company had 2.0 million, 1.3 million and 2.5 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

13    Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2012, 2011 and 2010, the Company’s matching contributions amounted to $12 million, $12 million and $11 million, respectively.

The Company maintains two defined benefit plans in the U.S. for which the pay credit accruals have been frozen, the Waters Retirement Plan and the Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”). The Company also sponsors other employee benefit plans in the U.S., including a retiree healthcare plan, which provides reimbursement for medical expenses and is contributory. There are various employee benefit plans outside the United States (both defined benefit and defined contribution plans). Certain non-U.S. defined benefit plans (“Non-U.S. Pension Plans”) are included in the disclosures below, which are required under the accounting standards for retirement benefits.

During 2012, the Company identified additional defined benefit pension plans in certain non-U.S. countries that had not historically been accounted for in accordance with GAAP in the Company’s consolidated financial statements. The cumulative impact of these plans was (i) an understatement of the Company’s long-term pension liability of $6 million, an understatement of accumulated other comprehensive income of $4 million and an understatement of long-term deferred tax assets of $2 million and (ii) an omission of pension disclosures in previous years that resulted in the 2012 projected benefit obligation and plan assets increasing $25 million and $18 million, respectively. The impact of these adjustments was reflected in the related 2012 fair value and other pension disclosures below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company corrected the errors describe above through an out-of-period adjustment to the consolidated balance sheet and statements of comprehensive income and stockholders’ equity during the first quarter of the year ended December 31, 2012. The errors did not impact the Company’s consolidated statement of operations or statement of cash flows. Management concluded that the adjustments described above to correct the cumulative effect of the omission of these plans were not material to the results for the first quarter of 2012 or for the year ended December 31, 2012. In addition, management concluded that the omission of these plans was not material to any previously issued annual or quarterly financial statements, individually or in the aggregate.

The Company contributed $3 million, $2 million and $2 million in the years ended December 31, 2012, 2011 and 2010, respectively, to the non-U.S. plans that were previously omitted from the required disclosures. The Company contributed $11 million, $10 million and $9 million in the years ended December 31, 2012, 2011 and 2010, respectively, to the remaining non-U.S. plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of non-U.S. plans are generally consistent with local laws and regulations.

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

Summary data for the U.S. Pension Plans, U.S. retiree healthcare plan and Non-U.S. Pension Plans are presented in the following tables, using the measurement dates of December 31, 2012 and 2011, respectively.

The summary of the projected benefit obligations at December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Projected benefit obligation, January 1	$136,256	$9,146	$29,195	$118,459	$7,724	$29,504
Service cost	9	1,447	4,318	7	1,214	1,872
Interest cost	5,806	350	1,988	6,166	364	1,079
Actuarial losses	6,184	325	5,790	13,884	331	439
Disbursements	(3,208)	(480)	(1,011)	(2,260)	(487)	(1,462)
Plan amendments	—	—	—	—	—	(2,640)
Other plans*	—	—	25,041	—	—	—
Currency impact	—	—	(464)	—	—	403

Projected benefit obligation, December 31	$145,047	$10,788	$64,857	$136,256	$9,146	$29,195

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligations at December 31, 2012 and 2011 are as follows (in thousands):

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Accumulated benefit obligation	$145,045	**	$55,937	$136,240	**	$26,210

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.
**	Not applicable.

The summary of the fair value of the plan assets at December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Fair value of assets, January 1	$91,610	$4,319	$12,798	$93,187	$3,808	$11,934
Actual return on plan assets	11,761	516	1,007	(1,844)	61	271
Company contributions	6,409	275	4,243	2,527	268	1,874
Employee contributions	—	727	566	—	669	—
Disbursements	(3,208)	(480)	(1,011)	(2,260)	(487)	(1,462)
Other plans*	—	—	18,382	—	—	—
Currency impact	—	—	(126)	—	—	181

Fair value of assets, December 31	$106,572	$5,357	$35,859	$91,610	$4,319	$12,798

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

The summary of the funded status of the plans at December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Projected benefit obligation	$(145,047)	$(10,788)	$(64,857)	$(136,256)	$(9,146)	$(29,195)
Fair value of plan assets	106,572	5,357	35,859	91,610	4,319	12,798

Projected benefit obligation in excess of fair value of plan assets	$(38,475)	$(5,431)	$(28,998)	$(44,646)	$(4,827)	$(16,397)

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Long-term assets	$—	$—	$1,407	$—	$—	$1,817
Current liabilities	(140)	(283)	(175)	(149)	—	(108)
Long-term liabilities	(38,335)	(5,148)	(30,230)	(44,497)	(4,827)	(18,106)

Net amount recognized at December 31	$(38,475)	$(5,431)	$(28,998)	$(44,646)	$(4,827)	$(16,397)

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012			2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Service cost	$9	$720	$3,752	$7	$545	$1,872	$55	$427	$1,710
Interest cost	5,806	350	1,988	6,166	364	1,079	6,315	356	1,027
Expected return on plan assets	(7,619)	(287)	(838)	(7,443)	(277)	(313)	(7,123)	(226)	(329)
Net amortization:
Prior service credit	—	(54)	(267)	—	(53)	(89)	—	(53)	—
Net actuarial loss	3,009	—	367	1,782	—	37	1,095	—	11

Net periodic pension cost	$1,205	$729	$5,002	$512	$579	$2,586	$342	$504	$2,419

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012			2011			2010
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Prior service cost	$—	$—	$—	$—	$—	$(3,619)	$—	$—	$—
Net gain (loss) arising during the year	2,042	96	5,622	23,170	546	481	5,198	(605)	627
Amortization:
Prior service credit	—	54	267	—	53	89	—	53	—
Net loss	(3,009)	—	(367)	(1,782)	—	(37)	(1,095)	—	(11)
Other Plans*	—	—	5,970	—	—	—	—	—	—
Currency impact	—	—	424	—	—	55	—	—	253

Total recognized in other comprehensive (loss) income	$(967)	$150	$11,916	$21,388	$599	$(3,031)	$4,103	$(552)	$869

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

The summary of the amounts included in accumulated other comprehensive (loss) income in stockholders’ equity for the plans at December 31, 2012 and 2011 is as follows (in thousands):

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Net loss	$(56,479)	$(395)	$(13,674)	$(57,446)	$(299)	$(2,416)
Prior service credit	—	105	2,938	—	159	3,527

Total	$(56,479)	$(290)	$(10,736)	$(57,446)	$(140)	$1,111

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

The summary of the amounts included in accumulated other comprehensive income (loss) expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2012 is as follows (in thousands):

	2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net loss	$(3,523)	$—	$(523)
Prior service credit	—	54	248

Total	$(3,523)	$54	$(275)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ investment asset mix is as follow at December 31, 2012 and 2011:

	2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans*
Equity securities	65%	57%	0%	62%	61%	0%
Debt securities	33%	22%	0%	35%	27%	0%
Cash and cash equivalents	2%	21%	17%	3%	12%	45%
Insurance contracts and other	0%	0%	83%	0%	0%	55%

Total	100%	100%	100%	100%	100%	100%

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S. Retiree Healthcare Plans		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	40% -80%	0%
Debt securities	25%	20% -60%	0%
Cash and cash equivalents	5%	0% - 20%	20%
Other	10%	0% - 20%	80%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(a)	$93,061	$92,830	$231	$—
Common stocks(b)	4,886	4,886	—	—
Cash equivalents(c)	2,359	—	2,359	—
Hedge funds(d)	6,266	—	—	6,266

Total U.S. Pension Plans	106,572	97,716	2,590	6,266
U.S. Retiree Healthcare Plan:
Mutual funds(e)	4,236	4,236	—	—
Cash equivalents(c)	1,121	—	1,121	—

Total U.S. Retiree Healthcare Plan	5,357	4,236	1,121	—
Non-U.S. Pension Plans*:
Cash equivalents(c)	6,162	6,162	—	—
Bank and insurance investment contracts(f)	29,697	—	—	29,697

Total Non-U.S. Pension Plans	35,859	6,162	—	29,697

Total fair value of retirement plan assets	$147,788	$108,114	$3,711	$35,963

The fair value of the Company’s retirement plan assets are as follows at December 31, 2011 (in thousands):

	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(g)	$78,631	$78,327	$304	$—
Common stocks(b)	3,911	3,911	—	—
Cash equivalents(c)	3,050	—	3,050	—
Hedge funds(d)	6,018	—	—	6,018

Total U.S. Pension Plans	91,610	82,238	3,354	6,018
U.S. Retiree Healthcare Plan:
Mutual funds(h)	3,798	3,798	—	—
Cash equivalents(c)	521	—	521	—

Total U.S. Retiree Healthcare Plan	4,319	3,798	521	—
Non-U.S. Pension Plans*:
Cash equivalents(c)	5,759	5,759	—	—
Bank and insurance investment contracts(f)	7,039	—	—	7,039

Total Non-U.S. Pension Plans	12,798	5,759	—	7,039

Total fair value of retirement plan assets	$108,727	$91,795	$3,875	$13,057

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 34% in the common stock of large-cap U.S. companies, 27% in the common stock of international growth companies, and 39% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.
(c)	Primarily represents money market funds held with various financial institutions.
(d)	Hedge fund invests in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.
(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 63% in the common stock of large-cap U.S. companies, 9% in the common stock of international growth companies and 28% in fixed income bonds of U.S. companies and U.S. government.
(f)	Amount represents bank and insurance guaranteed investment contracts.
(g)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 38% in the common stock of large-cap U.S. companies, 23% in the common stock of international growth companies, and 39% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(h)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 61% in the common stock of large-cap U.S. companies, 9% in the common stock of international growth companies and 30% in fixed income bonds of U.S. companies and U.S. government.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2012 and 2011 (in thousands):

	Total	Hedge Funds	Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2010	$10,795	$4,882	$5,913
Net purchases (sales) and appreciation (depreciation)	2,262	1,136	1,126

Fair value of assets, December 31, 2011	13,057	6,018	7,039
Net purchases (sales) and appreciation (depreciation)	4,524	248	4,276
Other Plans*	18,382	—	18,382

Fair value of assets, December 31, 2012	$35,963	$6,266	$29,697

*	Certain Non-U.S. Pension Plans were omitted from prior year’s disclosure. The current year disclosure has been adjusted to include these plans.

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2012, 2011 and 2010 are as follows:

	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.90%	3.10%	4.33%	3.29%	5.31%	3.63%
Increases in compensation levels	4.75%	2.59%	4.75%	2.91%	4.75%	2.90%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine the pension cost at December 31, 2012, 2011 and 2010 are as follows:

	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.26%	3.29%	5.10%	3.63%	5.95%	4.05%
Return on assets	7.12%	1.88%	7.20%	2.50%	6.86%	3.07%
Increases in compensation levels	4.75%	2.91%	4.75%	2.90%	4.75%	2.94%

To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the assumed long-term rate of return on assets would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans. Estimated future benefit payments as of December 31, 2012 are as follows (in thousands):

	U.S. Pension and Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2013	$5,368	$939	$6,307
2014	6,399	1,104	7,503
2015	7,129	1,321	8,450
2016	7,483	3,950	11,433
2017	8,138	2,010	10,148
2018 - 2022	53,346	13,705	67,051

14    Business Segment Information

The accounting standards for segment reporting establish standards for reporting information about operating segments in annual financial statements and require selected information for those segments to be presented in interim financial reports of public business enterprises. They also establish standards for related disclosures about products and services, geographic areas and major customers. The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales for the Company’s products and services are as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Product net sales:
Waters instrument systems	$828,458	$878,367	$772,631
Chemistry	294,787	292,506	264,368
TA instrument systems	157,262	151,263	129,628

Total product sales	1,280,507	1,322,136	1,166,627
Service net sales:
Waters service	509,412	480,553	434,352
TA service	53,722	48,495	42,392

Total service sales	563,134	529,048	476,744

Total net sales	$1,843,641	$1,851,184	$1,643,371

Geographic sales information is presented below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net Sales:
United States	$531,912	$530,606	$499,535
Europe	549,341	574,770	494,638
Asia:
China	212,701	175,409	147,389
Japan	207,340	211,893	187,581
Asia Other	215,612	222,082	205,679

Total Asia	635,653	609,384	540,649
Other	126,735	136,424	108,549

Total net sales	$1,843,641	$1,851,184	$1,643,371

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 3% of annual Company sales.

Long-lived assets information at December 31, 2012 and 2011 is presented below (in thousands):

	2012	2011
Long-lived assets:
United States	$173,932	$180,750
Europe	89,389	46,082
Japan	964	1,228
Asia	7,503	7,702
Other	1,491	1,333

Total long-lived assets	$273,279	$237,095

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$420,458	$451,465	$449,952	$521,766	$1,843,641
Cost of sales	167,290	179,259	182,702	208,363	737,614

Gross profit	253,168	272,206	267,250	313,403	1,106,027
Selling and administrative expenses	117,119	122,682	115,322	122,147	477,270
Research and development expenses	23,347	23,943	23,756	24,958	96,004
Purchased intangibles amortization	2,485	2,458	6,427	2,459	13,829
Litigation provisions	—	3,000	—	4,434	7,434

Operating income	110,217	120,123	121,745	159,405	511,490
Interest expense	(6,491)	(6,878)	(7,107)	(7,597)	(28,073)
Interest income	769	1,031	1,184	1,224	4,208

Income from operations before income taxes	104,495	114,276	115,822	153,032	487,625
Provision for income tax expense (benefit)	15,829	16,552	16,713	(22,912)	26,182

Net income	$88,666	$97,724	$99,109	$175,944	$461,443

Net income per basic common share	1.00	1.11	1.13	2.03	5.25
Weighted-average number of basic common shares	88,992	88,317	87,411	86,712	87,841
Net income per diluted common share	0.98	1.09	1.12	2.00	5.19
Weighted-average number of diluted common shares and equivalents	90,269	89,381	88,451	87,851	88,979

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$427,603	$447,627	$454,534	$521,420	$1,851,184
Cost of sales	169,829	176,103	180,318	204,243	730,493

Gross profit	257,774	271,524	274,216	317,177	1,120,691
Selling and administrative expenses	117,124	125,439	121,211	126,237	490,011
Research and development expenses	22,254	23,014	23,372	23,707	92,347
Purchased intangibles amortization	2,501	2,504	2,369	2,359	9,733

Operating income	115,895	120,567	127,264	164,874	528,600
Interest expense	(4,083)	(5,052)	(6,159)	(6,677)	(21,971)
Interest income	713	813	613	484	2,623

Income from operations before income taxes	112,525	116,328	121,718	158,681	509,252
Provision for income tax expense	18,036	16,253	20,461	21,534	76,284

Net income	$94,489	$100,075	$101,257	$137,147	$432,968

Net income per basic common share	1.03	1.09	1.12	1.54	4.77
Weighted-average number of basic common shares	91,649	91,662	90,688	89,324	90,833
Net income per diluted common share	1.01	1.07	1.10	1.51	4.69
Weighted-average number of diluted common shares and equivalents	93,313	93,271	92,060	90,566	92,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher in the second and third quarters over the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. The Company recorded litigation provisions in the second and fourth quarters of 2012 for damages and fees estimated to be incurred in connection with complaints filed against the Company relating to patent infringement lawsuits (Note 9). In the third quarter of 2012, the Company incurred a one-time $4 million charge to purchased intangibles amortization expense related to the discontinuance of a product trade name intangible asset (Note 6). In the fourth quarter of 2012, the Company recorded a $36 million tax benefit related to the reduction in a deferred tax asset valuation reserve associated with the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward (Note 8). In the fourth quarter of 2012, the Company also recorded a $6 million tax benefit related to a tax audit settlement in the U.S. In the second quarter of 2011, the Company recorded $2 million of tax benefit related to the reversal of reserves for interest related to an audit settlement in the United Kingdom.

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 38 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 39 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:     Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

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

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, www.waters.com, under the caption “Governance”. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11:	Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,809	$63.34	6,594
Equity compensation plans not approved by security holders	—	—	—

Total	4,809	$63.34	6,594

See Note 11, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 40 to 77. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 26, 2013, is set forth on page 39 of this Form 10-K.

(2)	Financial Statement Schedule:

See (c) below.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(4)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(7)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(9)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of May 11, 2010.(22)

10.1	Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(6)(*)

10.2	Waters Corporation 1996 Employee Stock Purchase Plan.(2)(*)

10.3	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(19)(*)

10.4	Waters Corporation Amended and Restated 1996 Non-Employee Director Stock Option Plan.(6)(*)

10.5	Waters Corporation Retirement Plan.(3)(*)

10.6	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(12)(*)

10.7	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(13)(*)

10.8	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(13)(*)

10.9	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(13)(*)

10.10	Five Year Credit Agreement, dated as of July 28, 2011, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(24)

10.11	First Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(10)(*)

Exhibit Number	Description of Document

10.12	Form of Amendment to Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(14)(*)

10.13	Waters Corporation 2003 Equity Incentive Plan.(11)(*)

10.14	Form of Executive Officer Stock Option Agreement under the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(14)(*)

10.15	2008 Waters Corporation Management Incentive Plan.(19)(*)

10.16	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(15)(*)

10.17	December 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)

10.18	March 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(5)(*)

10.19	June 1999 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)

10.20	July 2000 Amendment to the Waters Corporation 1996 Employee Stock Purchase Plan.(8)(*)

10.21	Second Amendment to the Waters Corporation Second Amended and Restated 1996 Long-Term Performance Incentive Plan.(16)(*)

10.22	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(16)(*)

10.23	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(19)(*)

10.24	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(17)(*)

10.25	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(18)(*)

10.26	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Douglas A. Berthiaume.(18)(*)

10.27	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Arthur G. Caputo.(18)(*)

10.28	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and William J. Curry.(18)(*)

10.29	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and John Ornell.(18)(*)

10.30	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(18)(*)

10.31	Waters Corporation 2009 Employee Stock Purchase Plan (20)(*)

10.32	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(21)

10.33	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(23)

10.34	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(23)

10.35	Incremental Commitment Agreement, dated as of August 9, 2012, among Waters Corporation, JPMorgan Chase Bank, N.A., and other Lenders party thereto.(26)

10.36	Waters Corporation 2012 Equity Incentive Plan.(25)(*)

Exhibit Number	Description of Document

10.37	Form of Waters 2012 Stock Option Agreement—Executive Officers.(27)(*)

10.38	Form of Waters 2012 Stock Option Agreement—Directors.(27)(*)

10.39	Form of Waters 2012 Restricted Stock Agreement—Directors.(27)(*)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Condensed Notes to Consolidated Financial Statements.(**)

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to Exhibit B of the Registrant’s 1996 Proxy Statement (File No. 001-14010).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 30, 2000 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2000 (File No. 001-14010).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 27, 2001 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 12, 2002 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 15, 2005 (File No. 001-14010).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(18)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 6, 2010 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2011 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(26)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2012 (File No. 001-14010).

(27)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b) See Item 15 (a) (3) above.

(c) Financial Statement Schedule:

WATERS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2012

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Amounts Recorded in Additional Paid- In Capital**	Balance at End of Period
Valuation allowance for deferred tax assets:
2012	$10,248	$80,974	$2,354	$93,576
2011	$10,361	$63	$(176)	$10,248
2010	$83,683	$(47,449)	$(25,873)	$10,361

*	These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.
**	During the year ended December 31, 2012, the Company recorded amounts associated with the tax benefit related to stock option plans in additional paid-in capital. During the years ended December 31, 2011 and 2010, the Company released valuation allowances on a portion of the deferred tax assets created by the tax benefit related to stock option plans that had been previously established in additional paid-in capital.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/S/ WILLIAM J. CURRY
William J. Curry Vice President, Corporate Controller and Principal Accounting Officer (duly authorized and chief accounting officer)

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

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