Form 10-Q
period 2013-03-30
WATERS CORP /DE/
filed 2013-05-03
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of April 26, 2013: 85,687,806

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$472,048	$481,035
Investments	1,117,806	1,057,990
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,593 and $8,240 at March 30, 2013 and December 31, 2012, respectively	377,412	404,556
Inventories	235,883	229,565
Other current assets	84,532	84,580

Total current assets	2,287,681	2,257,726
Property, plant and equipment, net	282,716	273,279
Intangible assets, net	214,993	220,145
Goodwill	315,145	316,834
Other assets	106,782	100,166

Total assets	$3,207,317	$3,168,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$133,232	$132,781
Accounts payable	59,789	54,724
Accrued employee compensation	24,375	31,910
Deferred revenue and customer advances	145,338	121,470
Accrued income taxes	27,820	60,888
Accrued warranty	12,656	12,353
Other current liabilities	73,656	90,116

Total current liabilities	476,866	504,242
Long-term liabilities:
Long-term debt	1,100,000	1,045,000
Long-term portion of retirement benefits	101,725	101,225
Long-term income tax liability	22,556	24,772
Other long-term liabilities	29,670	25,554

Total long-term liabilities	1,253,951	1,196,551

Total liabilities	1,730,817	1,700,793

Commitments and contingencies (Notes 5, 6 and 9)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 154,065 and 153,696 shares issued, 85,659 and 86,390 shares outstanding at March 30, 2013 and December 31, 2012, respectively	1,541	1,537
Additional paid-in capital	1,173,227	1,155,504
Retained earnings	3,633,949	3,512,890
Treasury stock, at cost, 68,406 and 67,306 shares at March 30, 2013 and December 31, 2012, respectively	(3,277,546)	(3,176,179)
Accumulated other comprehensive loss	(54,671)	(26,395)

Total stockholders’ equity	1,476,500	1,467,357

Total liabilities and stockholders’ equity	$3,207,317	$3,168,150

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

Product sales	$293,714	$286,507
Service sales	136,624	133,951

Total net sales	430,338	420,458

Cost of product sales	113,752	109,712
Cost of service sales	60,816	57,578

Total cost of sales	174,568	167,290

Gross profit	255,770	253,168

Selling and administrative expenses	118,660	117,119

Research and development expenses	25,312	23,347

Purchased intangibles amortization	2,393	2,485

Operating income	109,405	110,217

Interest expense	(7,185)	(6,491)

Interest income	1,187	769

Income from operations before income taxes	103,407	104,495

Provision for income tax (benefit) expense	(17,652)	15,829

Net income	$121,059	$88,666

Net income per basic common share	$1.41	$1.00

Weighted-average number of basic common shares	86,049	88,992

Net income per diluted common share	$1.39	$0.98

Weighted-average number of diluted common shares and equivalents	87,215	90,269

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net income	$121,059	$88,666

Other comprehensive (loss) income:

Foreign currency translation	(28,713)	17,227

Unrealized losses on investments before reclassifications	(58)	—
Amounts reclassified to selling and administrative expenses	—	(968)

Unrealized losses on investments before income taxes	(58)	(968)
Income tax benefit	15	338

Unrealized losses on investments, net of tax	(43)	(630)

Retirement liability adjustment before reclassifications	—	(6,038)
Amounts reclassified to selling and administrative expenses	762	321

Retirement liability adjustment before income taxes	762	(5,717)
Income tax (expense) benefit	(282)	2,239

Retirement liability adjustment, net of tax	480	(3,478)

Other comprehensive (loss) income	(28,276)	13,119

Comprehensive income	$92,783	$101,785

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$121,059	$88,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	463	536
Provisions on inventory	1,340	3,449
Stock-based compensation	7,431	7,267
Deferred income taxes	(991)	(4,830)
Depreciation	8,487	7,763
Amortization of intangibles	9,775	6,806
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	16,499	16,012
Increase in inventories	(12,840)	(18,057)
Increase in other current assets	(506)	(1,333)
(Increase) decrease in other assets	(6,181)	1,773
Decrease in accounts payable and other current liabilities	(45,340)	(21,306)
Increase in deferred revenue and customer advances	26,825	24,756
Increase (decrease) in other liabilities	1,777	(304)

Net cash provided by operating activities	127,798	111,198
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(30,637)	(15,534)
Business acquisitions, net of cash acquired	—	(18,414)
Purchase of investments	(767,541)	(491,322)
Maturity of investments	707,725	462,316

Net cash used in investing activities	(90,453)	(62,954)
Cash flows from financing activities:
Proceeds from debt issuances	65,632	50,094
Payments on debt	(10,181)	(18,042)
Proceeds from stock plans	7,478	14,554
Purchase of treasury shares	(101,367)	(68,079)
Excess tax benefit related to stock option plans	3,163	5,503
Proceeds from debt swaps and other derivative contracts	694	3,975

Net cash used in financing activities	(34,581)	(11,995)
Effect of exchange rate changes on cash and cash equivalents	(11,751)	6,947

(Decrease) increase in cash and cash equivalents	(8,987)	43,196
Cash and cash equivalents at beginning of period	481,035	383,990

Cash and cash equivalents at end of period	$472,048	$427,186

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2013 and 2012 ended on March 30, 2013 and March 31, 2012, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 26, 2013.

Reclassifications

Certain amounts from the prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 30, 2013 and December 31, 2012. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 30, 2013 (in thousands):

	Total at March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$167,160	$—	$167,160	$—
Investments	1,117,806	—	1,117,806	—
Waters 401(k) Restoration Plan assets	26,541	—	26,541	—
Foreign currency exchange contract agreements	136	—	136	—

Total	$1,311,643	$—	$1,311,643	$—

Liabilities:
Foreign currency exchange contract agreements	$226	$—	$226	$—

Total	$226	$—	$226	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$146,232	$—	$146,232	$—
Investments	1,057,990	—	1,057,990	—
Waters 401(k) Restoration Plan assets	24,827	—	24,827	—
Foreign currency exchange contract agreements	1,173	—	1,173	—

Total	$1,230,222	$—	$1,230,222	$—

Liabilities:
Foreign currency exchange contract agreements	$693	$—	$693	$—

Total	$693	$—	$693	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of March 30, 2013 and December 31, 2012.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both March 30, 2013 and December 31, 2012. The fair value of the Company’s fixed interest rate debt was $411 million and $413 million at March 30, 2013 and December 31, 2012, respectively.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Singapore dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in selling and administrative expenses in the consolidated statements of operations. At March 30, 2013 and December 31, 2012, the Company held forward foreign exchange contracts with notional amounts totaling $130 million and $134 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	March 30, 2013	December 31, 2012
Other current assets	$136	$1,173
Other current liabilities	$226	$693

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Realized gains on closed contracts	$694	$3,975
Unrealized (losses) gains on open contracts	(570)	288

Cumulative net pre-tax gains	$124	$4,263

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the three months ended March 30, 2013 and March 31, 2012, the Company repurchased 1.0 million and 0.7 million shares of the Company’s outstanding common stock at a cost of $95 million and $62 million, respectively, under the May 2012 authorization and previously announced programs. As of March 30, 2013, the Company had purchased an aggregate of 2.3 million shares at a cost of $202 million under the May 2012 program, leaving $548 million authorized for future repurchases. In addition, the Company repurchased $6 million of common stock during both the three months ended March 30, 2013 and March 31, 2012 related to the vesting of restricted stock units.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
March 30, 2013	$12,353	$2,404	$(2,101)	$12,656
March 31, 2012	$13,258	$1,332	$(1,776)	$12,814

Subsequent Events

The Company did not have any material subsequent events.

2 Cash, Cash Equivalents and Investments

The Company maintains cash balances in various bank operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. The Company’s cash equivalents primarily represent highly liquid financial instruments with original maturities of 90 days or less, financial instruments with longer maturities are classified as investments. As of March 30, 2013 and December 31, 2012, $1,556 million out of $1,590 million and $1,489 million out of $1,539 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	March 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury securities	$552,933	$54	$(1)	$552,986
Foreign government securities	274,449	1	(1)	274,449
Corporate debt securities	330,787	6	(122)	330,671
Time deposits	65,783	—	—	65,783
Equity securities	1,653	—	(1,576)	77

Total	$1,225,605	$61	$(1,700)	$1,223,966

Amounts included in:
Cash equivalents	$106,159	$1	$—	$106,160
Investments	1,119,446	60	(1,700)	1,117,806

Total	$1,225,605	$61	$(1,700)	$1,223,966

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

March 30, 2013
Due in one year or less	$1,112,706
Due after one year through two years	45,400

Total	$1,158,106

3 Inventories

Inventories are classified as follows (in thousands):

	March 30, 2013	December 31, 2012
Raw materials	$73,974	$73,280
Work in progress	17,440	16,133
Finished goods	144,469	140,152

Total inventories	$235,883	$229,565

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $315 million and $317 million at March 30, 2013 and December 31, 2012, respectively. The effect of currency translation decreased goodwill by $2 million for the three months ended March 30, 2013.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	March 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$153,546	$96,222	10 years	$154,749	$94,498	11 years
Capitalized software	292,540	156,743	7 years	293,589	155,394	5 years
Licenses	6,967	6,310	6 years	7,112	6,361	6 years
Patents and other intangibles	41,351	20,136	8 years	40,290	19,342	8 years

Total	$494,404	$279,411	8 years	$495,740	$275,595	7 years

During the three months ended March 30, 2013, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $11 million and $6 million, respectively. Amortization expense for intangible assets was $10 million and $7 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Amortization expense for intangible assets is estimated to be between $40 million and $45 million per year for each of the next five years. The increase in amortization expense in the quarter and for the next five years is due to amortization associated with capitalized software costs related to the launch of new software product platforms in the first quarter of 2013. The carrying value of the new software platform was approximately $103 million as of March 30, 2013 and will be amortized over ten years.

5 Debt

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

The interest rates applicable to the 2011 Credit Agreement are, at the Company’s option, equal to either the base rate (which is the highest of (i) the prime rate, (ii) the federal funds rate plus 1/2%, or (iii) the one month LIBOR rate plus 1%) or the applicable 1, 2, 3, 6, 9 or 12 month LIBOR rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 20 basis points and between 85 basis points and 120 basis points, respectively. The facility fee on the 2011 Credit Agreement ranges between 15 basis points and 30 basis points. The 2011 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.25:1 for any period of four consecutive fiscal quarters, respectively. In addition, the 2011 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. At March 30, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs and can repay and re-borrow from the facility without penalty. The remaining $400 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheets, as no repayments are required prior to the maturity date in 2016 and this portion is not expected to be repaid within the next twelve months.

As of both March 30, 2013 and December 31, 2012, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 and a leverage ratio test of not more than 3.50:1 for any period of four consecutive fiscal quarters, respectively. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 30, 2013, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at March 30, 2013 and December 31, 2012 (in thousands):

	March 30, 2013	December 31, 2012
Foreign subsidiary lines of credit	$8,232	$7,781
2011 Credit Agreement	125,000	125,000

Total notes payable and debt	133,232	132,781

Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
2011 Credit Agreement	700,000	645,000

Total long-term debt	1,100,000	1,045,000

Total debt	$1,233,232	$1,177,781

As of March 30, 2013 and December 31, 2012, the Company had a total amount available to borrow of $373 million and $428 million, respectively, after outstanding letters of credit, under the 2011 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2011 Credit Agreement borrowings collectively were 2.07% and 2.11% at March 30, 2013 and December 31, 2012, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $104 million and $107 million at March 30, 2013 and December 31, 2012, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At March 30, 2013 and December 31, 2012, the weighted-average interest rates applicable to these short-term borrowings were 1.89% and 2.00%, respectively.

6 Income Taxes

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money.

The following is a summary of the activity in the Company’s unrecognized tax benefits for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	March 30, 2013	March 31, 2012
Balance at the beginning of the period	$64,390	$73,199
Changes resulting from ongoing tax examinations	(30,511)	—
Change in other uncertain tax benefits	(805)	(522)

Balance at the end of the period	$33,074	$72,677

The Company’s uncertain tax reporting positions are taken with respect to income tax return reporting periods beginning after December 31, 1999, which are the periods that generally remain open to income tax audit examination by income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is currently engaged in continuing communications with tax authorities in the U.S., Japan and various other jurisdictions regarding examinations of the Company’s tax returns related to matters for which the Company has previously recorded uncertain tax benefits. During the three months ended March 30, 2013, the Company recorded a $31 million reduction in the measurement of its unrecognized tax benefits due to recent progress made toward resolving certain ongoing tax audit examinations, which reduced the provision for income taxes and increased net income by $31 million. As of March 30, 2013, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $8 million within the next twelve months due to making additional progress toward resolving certain ongoing tax audit examinations and due to the lapsing of statutes of limitations on potential tax assessments. These amounts have been classified as accrued income taxes in the consolidated balance sheets. The Company does not otherwise expect to record any other material changes within the next twelve months.

The Company’s effective tax rate was a benefit of 17.1% for the three months ended March 30, 2013 and an expense of 15.1% for the three months ended March 31, 2012. The income tax provision for 2013 included the aforementioned $31 million tax benefit related to ongoing tax audit examinations. In addition, the income tax provision for 2013 included a $3 million tax benefit related to a research and development tax credit (“R&D Tax Credit”) that was retroactively extended in January 2013 for two years, from January 1, 2012 through December 31, 2013. The tax benefit recognized in the first quarter of 2013 includes the entire benefit of the R&D Tax Credit attributable to 2012, as well as the benefit attributable to the first quarter of 2013. These income tax benefits decreased the Company’s effective tax rate by 32.9 percentage points in 2013. The remaining difference between the effective tax rates for 2013 and 2012 was primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of sales	$668	$654
Selling and administrative expenses	5,756	5,795
Research and development expenses	1,007	818

Total stock-based compensation	$7,431	$7,267

As of both March 30, 2013 and December 31, 2012, the Company had capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both March 30, 2013 and December 31, 2012, the Company had capitalized stock-based compensation costs of $2 million in capitalized software in the consolidated balance sheets.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended March 30, 2013 and March 31, 2012 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 30, 2013	March 31, 2012
Options issued in thousands	32	32
Risk-free interest rate	1.0%	1.0%
Expected life in years	5	6
Expected volatility	0.260	0.380
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	March 30, 2013	March 31, 2012
Exercise price	$88.71	$75.94
Fair value	$22.03	$28.68

The following table summarizes stock option activity for the plans for the three months ended March 30, 2013 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,809	$23.19 to $87.06	$63.34
Granted	32	$88.71	$88.71
Exercised	(138)	$23.19 to $79.15	$46.53
Canceled	(6)	$36.25 to $72.06	$68.61

Outstanding at March 30, 2013	4,697	$32.12 to $88.71	$64.00

Restricted Stock

During the three months ended March 30, 2013, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $88.71 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended March 30, 2013 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2012	574	$67.28
Granted	158	$91.49
Vested	(206)	$60.55
Forfeited	(4)	$59.95

Unvested at March 30, 2013	522	$77.32

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

8 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 30, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$121,059	86,049	$1.41
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,166

Net income per diluted common share	$121,059	87,215	$1.39

	Three Months Ended March 31, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$88,666	88,992	$1.00
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,277

Net income per diluted common share	$88,666	90,269	$0.98

For the three months ended March 30, 2013 and March 31, 2012, the Company had 1.4 million and 1.3 million stock options, respectively, that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

9 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

	Three Months Ended
	March 30, 2013			March 31, 2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$238	$1,152	$2	$164	$921
Interest cost	1,419	85	499	1,544	99	541
Expected return on plan assets	(2,038)	(88)	(228)	(1,815)	(66)	(229)
Net amortization:
Prior service (credit)	—	(13)	(62)	—	(14)	97
Net actuarial loss (gain)	881	—	131	581	—	(70)

Net periodic pension cost	$262	$222	$1,492	$312	$183	$1,260

During the three months ended March 30, 2013, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

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

Net sales for the Company’s products and services are as follows for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Product net sales:
Waters instrument systems	$184,524	$176,667
Chemistry	73,133	74,940
TA instrument systems	36,057	34,900

Total product sales	293,714	286,507

Service net sales:
Waters service	123,768	121,644
TA service	12,856	12,307

Total service sales	136,624	133,951

Total net sales	$430,338	$420,458

11 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In July 2012, amended accounting guidance was issued for indefinite lived intangible assets other than goodwill in order to simplify how companies test indefinite-lived intangible assets for impairment. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, accounting guidance was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s operating results for the three months ended March 30, 2013 and March 31, 2012 are as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change

Product sales	$293,714	$286,507	3%
Service sales	136,624	133,951	2%

Total net sales	430,338	420,458	2%
Total cost of sales	174,568	167,290	4%

Gross profit	255,770	253,168	1%
Gross profit as a % of sales	59.4%	60.2%

Selling and administrative expenses	118,660	117,119	1%
Research and development expenses	25,312	23,347	8%
Purchased intangibles amortization	2,393	2,485	(4%)

Operating income	109,405	110,217	(1%)
Operating income as a % of sales	25.4%	26.2%

Interest expense, net	(5,998)	(5,722)	5%
Income from operations before income taxes	103,407	104,495	(1%)
Provision for income tax (benefit) expense	(17,652)	15,829	(212%)

Net income	$121,059	$88,666	37%

Net income per diluted common share	$1.39	$0.98	42%

Sales for the quarter increased 2%, with the effect of foreign currency translation negatively impacting the quarter’s sales by 3% across all products and services, principally due to the weakness of the Japanese yen. The increase in the quarter’s sales was primarily attributable to a 4% increase in instrument system sales and a 2% increase in service sales that was offset by a 2% decrease in chemistry sales. The higher instrument systems sales were primarily attributable to higher quadrupole and Q-Tof system sales. The decline in chemistry sales can largely be attributed to two fewer selling days in the quarter.

Sales to pharmaceutical customers and combined sales to industrial chemical, nutritional safety and environmental customers increased 2%, while the combined global sales to the smaller class of governmental and academic customers increased 7%.

The decline in gross profit as a percentage of sales was a result of amortization expense from the recently launched UNIFI® software product as well as a change in product sales mix. Selling and administrative expenses increased 1% for the quarter, with increases in headcount from the prior year, merit compensation and fringe benefit costs being offset by a favorable effect of foreign currency translation.

Net income per diluted share increased principally due to $0.39 from the income tax benefits discussed below. In addition, net income per diluted share benefited from fewer shares outstanding due to additional share repurchases, but was negatively impacted by $0.05 from the effects of foreign currency translation. Foreign currency translation is expected to negatively impact net income per diluted share significantly for the full year 2013 as compared to 2012 based on current exchange rates; however, this is likely to be offset somewhat by additional share repurchases.

Net cash provided by operating activities for the quarter was $128 million in 2013 and $111 million in 2012. The $17 million increase was primarily a result of the timing of payments to vendors.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $31 million and $16 million in 2013 and 2012, respectively. The current year’s capital expenditures include $12 million of construction costs associated with a multi-year project in the United Kingdom to consolidate certain existing primary MS research, manufacturing and distribution locations.

Within cash flows used in financing activities, the Company received $7 million and $15 million of proceeds from stock plans in 2013 and 2012, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. The Company repurchased $95 million and $62 million of the Company’s outstanding common stock in 2013 and 2012, respectively, under the existing stock repurchase programs.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	% change
Net Sales:
United States	$124,554	$117,254	6%
Europe	123,429	124,906	(1%)
Asia:
China	51,613	47,201	9%
Japan	46,192	55,335	(17%)
Asia Other	49,161	49,370	—

Total Asia	146,966	151,906	(3%)
Other	35,389	26,392	34%

Total net sales	$430,338	$420,458	2%

The increase in sales in the U.S. can be attributed to higher demand from pharmaceutical and industrial customers, which was offset by a decline in sales from governmental and academic customers. The decline in Europe’s sales was due to a 2% negative effect of foreign currency translation. China’s sales growth was broad-based, while Japan’s sales declined primarily as a result of a 14% drop in foreign currency exchange rates. Sales in the rest of the world grew from higher demand across all product lines and customers.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30, 2013	% of Total	March 31, 2012	% of Total	% change
Waters instrument systems	$184,524	48%	$176,667	47%	4%
Chemistry	73,133	19%	74,940	20%	(2%)

Total Waters Division product sales	257,657		251,607		2%
Waters service	123,768	33%	121,644	33%	2%

Total Waters Division net sales	$381,425	100%	$373,251	100%	2%

Waters instrument system sales (LC and MS) increased in 2013, which was primarily attributable to higher sales from quadrupoles and Q-Tof instrument systems as compared to the prior year. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 3% for the quarter.

Waters Division sales in 2013 decreased 2% in Europe and 17% in Japan, while sales increased 7% in the U.S., 10% in China and 30% in the rest of the world. The decline in sales in Europe and Japan was due to a negative effect of foreign currency translation of 2% and 13%, respectively. The increase in sales in the U.S. and China was primarily due to strong demand from pharmaceutical customers. The increase in sales in the rest of the world was attributable to higher customer demand.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30, 2013	% of Total	March 31, 2012	% of Total	% change
TA instrument systems	$36,057	74%	$34,900	74%	3%
TA service	12,856	26%	12,307	26%	4%

Total TA Division net sales	$48,913	100%	$47,207	100%	4%

The increase in TA instrument system sales was primarily a result of higher demand for instrument systems from TA’s industrial customers, as well as additional revenues from the sales of high-temperature systems from acquisitions made in previous years. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 2% in 2013, largely due to the 14% negative effect of foreign currency translation in Japan.

Gross Profit

Gross profit increased 1% for the quarter, while gross profit as a percentage of sales decreased from 60.2% to 59.4%, primarily due to changes in instrument systems product mix, amortization expense from the recently launched UNIFI software and the effects of foreign currency translation.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, price, product mix, foreign currency translation and product costs of instrument systems and associated software platforms. The cost and amortization of capitalized software development costs for the Company’s recently introduced ACQUITY® UPC2™ and UNIFI products may continue to affect the Company’s product mix and associated gross profit. The Company also expects that the impact of foreign currency translation will negatively affect gross profit in the future, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 1% for the quarter. This increase was a result of headcount additions from the prior year, higher merit compensation and fringe benefit costs, which were offset by favorable foreign currency translation from the weakness of the Euro and Japanese yen. As a percentage of net sales, selling and administrative expenses were 27.6% for 2013 and 27.9% for 2012. The Company expects selling and administrative expenses to increase in 2013 as a result of headcount additions and acquisitions from 2012.

Research and Development Expenses

Research and development expenses increased 8% in 2013, primarily due to additional headcount and timing of development costs incurred on new products to be launched in the second half of 2013. The Company expects the growth rate of research and development expenses to be in the mid-single digits for the full year of 2013 as compared to the full year of 2012.

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

The Company’s effective tax rate was a benefit of 17.1% for 2013 and an expense of 15.1% for 2012. The income tax provision for 2013 included a $31 million tax benefit related to the reduction of unrecognized tax benefits due to recent progress made in resolving certain ongoing tax audit examinations. In addition, the income tax provision for 2013 included a $3 million tax benefit related to a research and development tax credit (“R&D Tax Credit”) that was retroactively extended in January 2013 for two years, from January 1, 2012 through December 31, 2013. The tax benefit recognized in the first quarter of 2013 includes the entire benefit of the R&D Tax Credit attributable to 2012, as well as the benefit attributable to the first quarter of 2013. The Company will continue to record the benefit of the R&D Tax Credit in subsequent quarters in 2013. These income tax benefits decreased the Company’s effective tax rate by 32.9 percentage points in 2013. The remaining difference between the effective tax rates for 2013 and 2012 was primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$121,059	$88,666
Depreciation and amortization	18,262	14,569
Stock-based compensation	7,431	7,267
Deferred income taxes	(991)	(4,830)
Change in accounts receivable	16,499	16,012
Change in inventories	(12,840)	(18,057)
Change in accounts payable and other current liabilities	(45,340)	(21,306)
Change in deferred revenue and customer advances	26,825	24,756
Other changes	(3,107)	4,121

Net cash provided by operating activities	127,798	111,198
Net cash used in investing activities	(90,453)	(62,954)
Net cash used in financing activities	(34,581)	(11,995)
Effect of exchange rate changes on cash and cash equivalents	(11,751)	6,947

(Decrease) increase in cash and cash equivalents	$(8,987)	$43,196

Cash Flow from Operating Activities

Net cash provided by operating activities was $128 million and $111 million in the three months ended March 30, 2013 and March 31, 2012, respectively. The changes within net cash provided by operating activities in 2013 as compared to 2012 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The change in accounts receivable in 2013 compared to 2012 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) increased to 80 days at March 30, 2013 from 76 days at March 31, 2012.

•

2013 and 2012 change in accounts payable and other current liabilities was a result of timing of payments to vendors. In addition, 2013 includes a decrease in accrued income taxes resulting from estimated U.S. tax payments and the reduction of income tax reserves as the Company made progress toward resolving ongoing tax examinations.

•	Net cash provided from deferred revenue and customer advances in both 2013 and 2012 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $90 million and $63 million in 2013 and 2012, respectively. Additions to fixed assets and capitalized software were $31 million in 2013 and $16 million in 2012. The current year’s capital expenditures include $12 million of construction costs associated with a multi-year project in the United Kingdom to consolidate certain existing primary MS research, manufacturing and distribution locations. During 2013 and 2012, the Company purchased $768 million and $491 million of investments while $708 million and $462 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $18 million in 2012. There were no business acquisitions in 2013.

Cash Used in Financing Activities

During 2013 and 2012, the Company’s total debt borrowings increased by $55 million and $32 million, respectively. As of March 30, 2013, the Company had a total of $1,233 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the 2011 Credit Agreement, $525 million borrowed under revolving credit facilities under the 2011 Credit Agreement and $8 million borrowed under various other short-term lines of credit. At March 30, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheets due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the short-term portions of the outstanding revolving line of credit balance during the twelve months following the respective period end date. The remaining $400 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheets, as no repayments are required prior to the maturity date in 2016 and this portion is not expected to be repaid within the next twelve months. As of March 30, 2013, the Company had a total amount available to borrow under the 2011 Credit Agreement of $373 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2013 and 2012, the Company repurchased a total of 1.0 million and 0.7 million shares at a cost of $95 million and $62 million, respectively, under the May 2012 authorization and previously announced programs. As of March 30, 2013, the Company had a total of $548 million authorized for future repurchases under the May 2012 program. In addition, the Company repurchased $6 million of common stock during both 2013 and 2012 related to the vesting of restricted stock units.

The Company received $7 million and $15 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2013 and 2012, respectively.

The Company had cash, cash equivalents and investments of $1,590 million as of March 30, 2013. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with approximately $1,556 million held by foreign subsidiaries at March 30, 2013. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

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

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2013. The Company reviewed its contractual obligations and commercial commitments as of March 30, 2013 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the three months ended March 30, 2013, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

The Company is in the process of consolidating its facilities in the United Kingdom into one new facility, which is expected to cost up to $40 million to finish construction. The Company believes it can fund the construction of this facility with cash flow from operations and its borrowing capacity from committed credit facilities.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 30, 2013. The Company did not make any changes in those policies during the three months ended March 30, 2013.

New Accounting Pronouncements

Refer to Note 11, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the growth rate of sales, particularly in China, and research and development expenses; new product launches and the associated costs, such as the amortization expense related to UNIFI; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of foreign currency translation; the impact of the

Company’s various ongoing tax audit examinations, unexpected shifts in income between tax jurisdictions and litigation matters; the impact of the loss of intellectual property protection; the effect of new accounting pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures (including facility expansion and consolidation projects), service debt, repay outstanding lines of credit, make authorized share repurchases and potential acquisitions, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

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

•

Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

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

Certain of these and other factors are discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 30, 2013. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2013 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended March 30, 2013 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013. The Company reviewed its risk factors as of March 30, 2013 and determined that there were no material changes from the ones set forth in the Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended March 30, 2013 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 26, 2013	—	$—	—	$643,050
January 27 to February 23, 2013	820	$92.20	785	$570,594
February 24 to March 30, 2013	280	$92.01	245	$547,956

Total	1,100	$92.15	1,030	$547,956

(1)	The Company purchased 1.0 million shares of its outstanding common stock in the quarter ended March 30, 2013 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ WILLIAM J. CURRY
William J. Curry
Vice President, Corporate Controller
and Principal Accounting Officer
(duly authorized and chief accounting officer)

Date: May 3, 2013