Form 10-Q
period 2013-06-29
WATERS CORP /DE/
filed 2013-08-01
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of July 26, 2013: 85,218,205

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	June 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$455,045	$481,035
Investments	1,194,677	1,057,990
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,465 and $8,240 at June 29, 2013 and December 31, 2012, respectively	365,222	404,556
Inventories	242,641	229,565
Other current assets	86,693	84,580

Total current assets	2,344,278	2,257,726
Property, plant and equipment, net	295,741	273,279
Intangible assets, net	219,453	220,145
Goodwill	315,215	316,834
Other assets	110,842	100,166

Total assets	$3,285,529	$3,168,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$132,909	$132,781
Accounts payable	56,368	54,724
Accrued employee compensation	26,534	31,910
Deferred revenue and customer advances	142,715	121,470
Accrued income taxes	21,203	60,888
Accrued warranty	12,108	12,353
Other current liabilities	83,116	90,116

Total current liabilities	474,953	504,242
Long-term liabilities:
Long-term debt	1,135,000	1,045,000
Long-term portion of retirement benefits	101,822	101,225
Long-term income tax liability	21,625	24,772
Other long-term liabilities	32,017	25,554

Total long-term liabilities	1,290,464	1,196,551

Total liabilities	1,765,417	1,700,793

Commitments and contingencies (Notes 6, 7, 8 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 29, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 154,328 and 153,696 shares issued, 85,197 and 86,390 shares outstanding at June 29, 2013 and December 31, 2012, respectively	1,543	1,537
Additional paid-in capital	1,196,158	1,155,504
Retained earnings	3,723,263	3,512,890
Treasury stock, at cost, 69,131 and 67,306 shares at June 29, 2013 and December 31, 2012, respectively	(3,347,258)	(3,176,179)
Accumulated other comprehensive loss	(53,594)	(26,395)

Total stockholders’ equity	1,520,112	1,467,357

Total liabilities and stockholders’ equity	$3,285,529	$3,168,150

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012

Product sales	$305,211	$313,855
Service sales	145,904	137,610

Total net sales	451,115	451,465

Cost of product sales	123,704	120,321
Cost of service sales	64,625	58,938

Total cost of sales	188,329	179,259

Gross profit	262,786	272,206

Selling and administrative expenses	123,062	122,682

Research and development expenses	24,650	23,943

Purchased intangibles amortization	2,382	2,458

Litigation provisions	—	3,000

Operating income	112,692	120,123

Other expense, net (Note 2)	(1,575)	—

Interest expense	(7,580)	(6,878)

Interest income	1,179	1,031

Income from operations before income taxes	104,716	114,276

Provision for income taxes	15,402	16,552

Net income	$89,314	$97,724

Net income per basic common share	$1.04	$1.11

Weighted-average number of basic common shares	85,482	88,317

Net income per diluted common share	$1.03	$1.09

Weighted-average number of diluted common shares and equivalents	86,576	89,381

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012

Product sales	$598,925	$600,362
Service sales	282,528	271,561

Total net sales	881,453	871,923

Cost of product sales	237,456	230,033
Cost of service sales	125,441	116,516

Total cost of sales	362,897	346,549

Gross profit	518,556	525,374

Selling and administrative expenses	241,722	239,801

Research and development expenses	49,962	47,290

Purchased intangibles amortization	4,775	4,943

Litigation provisions	—	3,000

Operating income	222,097	230,340

Other expense, net (Note 2)	(1,575)	—

Interest expense	(14,765)	(13,369)

Interest income	2,366	1,800

Income from operations before income taxes	208,123	218,771

Provision for income tax (benefit) expense	(2,250)	32,381

Net income	$210,373	$186,390

Net income per basic common share	$2.45	$2.10

Weighted-average number of basic common shares	85,814	88,650

Net income per diluted common share	$2.42	$2.08

Weighted-average number of diluted common shares and equivalents	86,950	89,823

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$89,314	$97,724	$210,373	$186,390

Other comprehensive income (loss):

Foreign currency translation	(765)	(31,352)	(29,478)	(14,125)

Unrealized gains (losses) on investments before reclassifications	203	(37)	145	(37)
Amounts reclassified to other expense, net	1,576	—	1,576	—
Amounts reclassified to selling and administrative expenses	—	—	—	(968)

Unrealized gains (losses) on investments before income taxes	1,779	(37)	1,721	(1,005)
Income tax (expense) benefit	(550)	12	(535)	350

Unrealized gains (losses) on investments, net of tax	1,229	(25)	1,186	(655)

Retirement liability adjustment before reclassifications	—	793	—	(5,245)
Amounts reclassified to selling and administrative expenses	973	321	1,735	642

Retirement liability adjustment before income taxes	973	1,114	1,735	(4,603)
Income tax (expense) benefit	(360)	(390)	(642)	1,849

Retirement liability adjustment, net of tax	613	724	1,093	(2,754)

Other comprehensive income (loss)	1,077	(30,653)	(27,199)	(17,534)

Comprehensive income	$90,391	$67,071	$183,174	$168,856

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$210,373	$186,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,090	902
Provisions on inventory	2,297	5,960
Stock-based compensation	15,307	14,381
Deferred income taxes	(4,172)	(7,147)
Depreciation	18,091	17,168
Amortization of intangibles	19,593	13,435
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	25,966	5,929
Increase in inventories	(20,822)	(29,327)
Increase in other current assets	(2,729)	(499)
(Increase) decrease in other assets	(8,453)	862
Decrease in accounts payable and other current liabilities	(44,107)	(18,736)
Increase in deferred revenue and customer advances	24,914	25,067
(Decrease) increase in other liabilities	(528)	1,889

Net cash provided by operating activities	236,820	216,274
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(61,276)	(46,920)
Business acquisitions, net of cash acquired	—	(18,414)
Purchase of investments	(1,563,959)	(941,612)
Maturity of investments	1,427,272	816,265

Net cash used in investing activities	(197,963)	(190,681)
Cash flows from financing activities:
Proceeds from debt issuances	961,171	137,937
Payments on debt	(871,043)	(28,147)
Payments of debt issuance costs	(1,958)	—
Proceeds from stock plans	19,170	18,685
Purchase of treasury shares	(171,079)	(171,319)
Excess tax benefit related to stock option plans	6,634	5,832
Proceeds from debt swaps and other derivative contracts	4,029	475

Net cash used in financing activities	(53,076)	(36,537)
Effect of exchange rate changes on cash and cash equivalents	(11,771)	(3,617)

Decrease in cash and cash equivalents	(25,990)	(14,561)
Cash and cash equivalents at beginning of period	481,035	383,990

Cash and cash equivalents at end of period	$455,045	$369,429

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2013 and 2012 ended on June 29, 2013 and June 30, 2012, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission on February 26, 2013.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 29, 2013 and December 31, 2012. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 29, 2013 (in thousands):

	Total at June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$147,578	$—	$147,578	$—
Investments	1,194,677	—	1,194,677	—
Waters 401(k) Restoration Plan assets	26,637	—	26,637	—
Foreign currency exchange contract agreements	425	—	425	—

Total	$1,369,317	$—	$1,369,317	$—

Liabilities:
Foreign currency exchange contract agreements	$644	$—	$644	$—

Total	$644	$—	$644	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$146,232	$—	$146,232	$—
Investments	1,057,990	—	1,057,990	—
Waters 401(k) Restoration Plan assets	24,827	—	24,827	—
Foreign currency exchange contract agreements	1,173	—	1,173	—

Total	$1,230,222	$—	$1,230,222	$—

Liabilities:
Foreign currency exchange contract agreements	$693	$—	$693	$—

Total	$693	$—	$693	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of June 29, 2013 and December 31, 2012.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both June 29, 2013 and December 31, 2012. The fair value of the Company’s fixed interest rate debt was estimated to be $404 million and $413 million at June 29, 2013 and December 31, 2012, respectively.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Singapore dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in cost of sales in the consolidated statements of operations. At June 29, 2013 and December 31, 2012, the Company held forward foreign exchange contracts with notional amounts totaling $125 million and $134 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	June 29, 2013	December 31, 2012
Other current assets	$425	$1,173
Other current liabilities	$644	$693

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Realized gains (losses) on closed contracts	$3,335	$(3,500)	$4,029	$475
Unrealized (losses) gains on open contracts	(128)	(30)	(698)	258

Cumulative net pre-tax gains (losses)	$3,207	$(3,530)	$3,331	$733

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the six months ended June 29, 2013 and June 30, 2012, the Company repurchased 1.8 million and 2.0 million shares, respectively, of the Company’s outstanding common stock at a cost of $165 million in both periods under the May 2012 authorization and other previously announced programs. As of June 29, 2013, the Company had purchased an aggregate of 3.1 million shares at a cost of $272 million under the May 2012 program, leaving $478 million authorized for future repurchases. In addition, the Company repurchased $6 million of common stock during both the six months ended June 29, 2013 and June 30, 2012 related to the vesting of restricted stock units.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
June 29, 2013	$12,353	$3,710	$(3,955)	$12,108
June 30, 2012	$13,258	$2,808	$(3,813)	$12,253

Subsequent Events

The Company did not have any material subsequent events, except as described in Note 4.

2	Cash, Cash Equivalents and Investments

The Company maintains cash balances in various bank operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. The Company’s cash equivalents primarily represent highly liquid financial instruments with original maturities of 90 days or less, financial instruments with longer maturities are classified as investments. As of June 29, 2013 and December 31, 2012, $1,607 million out of $1,650 million and $1,489 million out of $1,539 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In the three and six months ended June 29, 2013, the Company recorded a $1.6 million charge for an other-than-temporary impairment to an investment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	June 29, 2013
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury securities	$514,931	$40	$(26)	$514,945
Foreign government securities	259,325	—	—	259,325
Corporate debt securities	427,566	20	(459)	427,127
Time deposits	79,859	—	—	79,859
Equity securities	77	49	—	126

Total	$1,281,758	$109	$(485)	$1,281,382

Amounts included in:
Cash equivalents	$86,707	$—	$(2)	$86,705
Investments	1,195,051	109	(483)	1,194,677

Total	$1,281,758	$109	$(485)	$1,281,382

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

June 29, 2013
Due in one year or less	$1,057,384
Due after one year through two years	144,013

Total	$1,201,397

3	Inventories

Inventories are classified as follows (in thousands):

	June 29, 2013	December 31, 2012
Raw materials	$76,144	$73,280
Work in progress	17,208	16,133
Finished goods	149,289	140,152

Total inventories	$242,641	$229,565

4	Acquisitions

In July 2013, the Company acquired all of the outstanding stock of Scarabaeus Mess-und Prodktionstechnik GmbH, a manufacturer of rheometers for the rubber and elastomer markets, for approximately $4 million in cash.

5	Goodwill and Other Intangibles

The carrying amount of goodwill was $315 million and $317 million at June 29, 2013 and December 31, 2012, respectively. The effect of currency translation decreased goodwill by $2 million for the six months ended June 29, 2013.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	June 29, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$154,083	$98,862	10 years	$154,749	$94,498	11 years
Capitalized software	305,499	165,490	7 years	293,589	155,394	5 years
Licenses	6,964	6,360	6 years	7,112	6,361	6 years
Patents and other intangibles	44,882	21,263	8 years	40,290	19,342	8 years

Total	$511,428	$291,975	8 years	$495,740	$275,595	7 years

During the six months ended June 29, 2013, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $6 million and $3 million, respectively. Amortization expense for intangible assets was $10 million and $6 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Amortization expense for intangible assets was $20 million and $13 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Amortization expense for intangible assets is estimated to be between $40 million and $45 million per year for each of the next five years. The increase in amortization expense in 2013 and for the next five years is due to amortization associated with capitalized software costs related to the launch of new software product platforms in the first quarter of 2013. The net carrying value of the new software platform was approximately $104 million as of June 29, 2013 and will be amortized over ten years.

6	Debt

In June 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”) that provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date. The Company used $860 million of the proceeds from the 2013 Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated July 2011 (the “2011 Credit Agreement”). Waters terminated the 2011 Credit Agreement early without penalty.

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

At June 29, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs and can repay and re-borrow from the facility without penalty. The remaining $435 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of both June 29, 2013 and December 31, 2012, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of June 29, 2013, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at June 29, 2013 and December 31, 2012 (in thousands):

	June 29, 2013	December 31, 2012
Foreign subsidiary lines of credit	$7,909	$7,781
Credit agreements	125,000	125,000

Total notes payable and debt	132,909	132,781

Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Credit agreements	735,000	645,000

Total long-term debt	1,135,000	1,045,000

Total debt	$1,267,909	$1,177,781

As of June 29, 2013 and December 31, 2012, the Company had a total amount available to borrow of $538 million and $428 million, respectively, after outstanding letters of credit, under the existing credit agreements. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 1.98% and 2.11% at June 29, 2013 and December 31, 2012, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $102 million and $107 million at June 29, 2013 and December 31, 2012, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At June 29, 2013 and December 31, 2012, the weighted-average interest rates applicable to these short-term borrowings were 1.55% and 2.00%, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity in the Company’s unrecognized tax benefits for the six months ended June 29, 2013 and June 30, 2012 (in thousands):

	June 29, 2013	June 30, 2012
Balance at the beginning of the period	$64,390	$73,199
Changes resulting from completion of tax examinations	(35,279)	—
Other changes in uncertain tax benefits	(1,670)	(1,344)

Balance at the end of the period	$27,441	$71,855

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

During the six months ended June 29, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax audit disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the six months ended June 29, 2013, which reduced the provision for income taxes and increased net income for the six months ended June 29, 2013 by a net $31 million. As of June 29, 2013, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. These amounts have been classified as accrued income taxes in the consolidated balance sheet. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

The Company’s effective tax rate was 14.7% and 14.5% for the three months ended June 29, 2013 and June 30, 2012, respectively. The Company’s effective tax rate was a benefit of 1.1% for the six months ended June 29, 2013 and an expense of 14.8% for the six months ended June 30, 2012. The income tax provision for the six months ended June 29, 2013 included the aforementioned $31 million net tax benefit related to completed tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 16.4 percentage points in the six months ended June 29, 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2013 and 2012 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

8	Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the outcome of these matters will not have a material impact on the Company’s financial position. In June 2012, a $3 million payment was made to settle a complaint that was filed against the Company alleging patent infringement.

9	Stock-Based Compensation

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The consolidated statements of operations for the three and six months ended June 29, 2013 and June 30, 2012 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$657	$640	$1,325	$1,294
Selling and administrative expenses	6,215	5,668	11,971	11,463
Research and development expenses	1,004	806	2,011	1,624

Total stock-based compensation	$7,876	$7,114	$15,307	$14,381

As of both June 29, 2013 and December 31, 2012, the Company had capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both June 29, 2013 and December 31, 2012, the Company had capitalized stock-based compensation costs of $2 million in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended June 29, 2013 and June 30, 2012 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	June 29, 2013	June 30, 2012
Options issued in thousands	32	32
Risk-free interest rate	1.0%	1.0%
Expected life in years	5	6
Expected volatility	0.260	0.380
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	June 29, 2013	June 30, 2012
Exercise price	$88.71	$75.94
Fair value	$22.03	$28.68

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the six months ended June 29, 2013 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,809	$ 23.19 to $ 87.06	$63.34
Granted	32	$ 88.71	$88.71
Exercised	(384)	$ 23.19 to $ 79.15	$43.60
Canceled	(38)	$ 36.25 to $ 79.15	$72.42

Outstanding at June 29, 2013	4,419	$ 32.12 to $ 88.71	$65.16

Restricted Stock

During the six months ended June 29, 2013, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $88.71 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the six months ended June 29, 2013 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2012	574	$67.28
Granted	159	$91.53
Vested	(206)	$60.55
Forfeited	(15)	$69.96

Unvested at June 29, 2013	512	$77.44

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

10	Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 29, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$89,314	85,482	$1.04
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,094

Net income per diluted common share	$89,314	86,576	$1.03

	Three Months Ended June 30, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$97,724	88,317	$1.11
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,064

Net income per diluted common share	$97,724	89,381	$1.09

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended June 29, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$210,373	85,814	$2.45
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,136

Net income per diluted common share	$210,373	86,950	$2.42

	Six Months Ended June 30, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$186,390	88,650	$2.10
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,173

Net income per diluted common share	$186,390	89,823	$2.08

For both the three and six months ended June 29, 2013 and June 30, 2012, the Company had 1.3 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

11	Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	Three Months Ended
	June 29, 2013			June 30, 2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$238	$1,152	$2	$199	$973
Interest cost	1,419	85	499	1,359	82	457
Expected return on plan assets	(2,038)	(88)	(228)	(1,994)	(65)	(189)
Net amortization:
Prior service credit	—	(13)	(62)	—	(13)	(234)
Net actuarial loss	881	—	131	923	—	255

Net periodic pension cost	$262	$222	$1,492	$290	$203	$1,262

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended
	June 29, 2013			June 30, 2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$476	$2,304	$4	$363	$1,894
Interest cost	2,838	170	998	2,903	181	998
Expected return on plan assets	(4,076)	(176)	(456)	(3,809)	(131)	(418)
Net amortization:
Prior service credit	—	(26)	(124)	—	(27)	(137)
Net actuarial loss	1,762	—	262	1,504	—	185

Net periodic pension cost	$524	$444	$2,984	$602	$386	$2,522

During the six months ended June 29, 2013, the Company contributed $2 million to the Company’s U.S. pension plans. During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

12	Business Segment Information

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by chief operating decision makers. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

Waters Division is primarily in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. TA Division is primarily in the business of designing, manufacturing, distributing and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two divisions are its operating segments and each has similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two operating segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

Net sales for the Company’s products and services are as follows for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Product net sales:
Waters instrument systems	$195,468	$203,901	$379,992	$380,568
Chemistry	74,454	71,960	147,587	146,900
TA instrument systems	35,289	37,994	71,346	72,894

Total product sales	305,211	313,855	598,925	600,362

Service net sales:
Waters service	132,256	124,630	256,024	246,274
TA service	13,648	12,980	26,504	25,287

Total service sales	145,904	137,610	282,528	271,561

Total net sales	$451,115	$451,465	$881,453	$871,923

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

13	Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In July 2012, amended accounting guidance was issued for indefinite-lived intangible assets other than goodwill in order to simplify how companies test indefinite-lived intangible assets for impairment. The adoption of this standard in 2013 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, accounting guidance was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The adoption of this standard in 2013 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In July 2013, amended accounting guidance was issued regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s operating results for the three and six months ended June 29, 2013 and June 30, 2012 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change

Product sales	$305,211	$313,855	(3%)	$598,925	$600,362	—
Service sales	145,904	137,610	6%	282,528	271,561	4%

Total net sales	451,115	451,465	—	881,453	871,923	1%
Total cost of sales	188,329	179,259	5%	362,897	346,549	5%

Gross profit	262,786	272,206	(3%)	518,556	525,374	(1%)
Gross profit as a % of sales	58.3%	60.3%		58.8%	60.3%

Selling and administrative expenses	123,062	122,682	—	241,722	239,801	1%
Research and development expenses	24,650	23,943	3%	49,962	47,290	6%
Purchased intangibles amortization	2,382	2,458	(3%)	4,775	4,943	(3%)
Litigation provisions	—	3,000	(100%)	—	3,000	(100%)

Operating income	112,692	120,123	(6%)	222,097	230,340	(4%)
Operating income as a % of sales	25.0%	26.6%		25.2%	26.4%

Other expense, net	(1,575)	—		(1,575)	—
Interest expense, net	(6,401)	(5,847)	9%	(12,399)	(11,569)	7%
Income from operations before income taxes	104,716	114,276	(8%)	208,123	218,771	(5%)
Provision for income tax expense (benefit)	15,402	16,552	(7%)	(2,250)	32,381	(107%)

Net income	$89,314	$97,724	(9%)	$210,373	$186,390	13%

Net income per diluted common share	$1.03	$1.09	(6%)	$2.42	$2.08	16%

Sales for the second quarter were flat, with the effect of foreign currency translation negatively impacting the quarter’s sales by 2% across all products and services, principally due to the weakness of the Japanese yen. Foreign currency translation negatively impacted Japan’s sales by 18%. In the quarter, combined sales of chemistry consumables and services grew 5%, with service sales increasing 6% and chemistry sales increasing 3%. These increases were offset by a 5% decrease in instrument system sales. The decline in instrument system sales is primarily attributable to delayed capital spending late in the quarter in the U.S., as well as late timing of the receipt of certain orders outside the U.S., which resulted in an increase in backlog.

Year-to-date, sales increased 1%, with the effect of foreign currency translation negatively impacting sales by 3% across all products and services, principally due to the weakness of the Japanese yen. Foreign currency translation negatively impacted Japan’s sales by 16%. Year-to-date, service sales increased 4%, while sales of instrument systems and chemistry consumables were flat.

Sales to pharmaceutical customers increased 2% for both the quarter and year-to-date. Combined sales to industrial chemical, nutritional safety and environmental customers decreased 3% and 1% for the quarter and year-to-date, respectively. Combined global sales to governmental and academic customers were flat for the quarter and increased 4% year-to-date.

The decline in gross profit as a percentage of sales for the quarter and year-to-date was a result of the effects of unfavorable foreign currency translation, amortization expense from the recently launched UNIFI® software product and a change in product sales mix. Selling and administrative expenses were flat for the quarter and increased 1% year-to-date, with modest increases in headcount from the prior year, merit compensation and fringe benefit costs being offset by a favorable effect of foreign currency translation.

Net income per diluted share in the quarter benefited from fewer shares outstanding due to additional share repurchases; however, this benefit was offset by a decline in gross profit. Net income per diluted share increased year-to-date as a result of a $0.39 increase from the income tax benefits discussed below in Provision for Income Taxes under “Results of Operations” and by fewer shares outstanding due to additional share repurchases. These increases were primarily offset by a decline in gross profit. Foreign currency translation decreased net income per diluted share by approximately $0.09 for the quarter and approximately $0.14 year-to-date, and is expected to continue to negatively impact net income per diluted share significantly for the full year 2013 as compared to 2012 based on current exchange rates.

Year-to-date, net cash provided by operating activities was $237 million and $216 million in 2013 and 2012, respectively. The $21 million increase was primarily a result of the increase in net income, as well as the timing of payments to vendors and the collection of receivables from customers.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $61 million and $47 million year-to-date for 2013 and 2012, respectively. The capital expenditures for 2013 and 2012 include $23 million and $13 million, respectively, of construction costs associated with a multi-year project in the United Kingdom to consolidate certain existing primary MS research, manufacturing and distribution locations.

In July 2013, the Company acquired all of the outstanding stock of Scarabaeus Mess-und Prodktionstechnik GmbH, a manufacturer of rheometers for the rubber and elastomer markets, for approximately $4 million in cash.

Within cash flows used in financing activities, the Company received $19 million of proceeds from stock plans year-to-date for both 2013 and 2012. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. The Company repurchased $165 million of the Company’s outstanding common stock year-to-date in both 2013 and 2012 under the May 2012 authorization and other previously announced stock repurchase programs.

In June 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”) that provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date. The Company used the proceeds from the 2013 Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated July 2011, which was terminated early without penalty.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
Net Sales:
United States	$134,580	$137,550	(2%)	$259,134	$254,804	2%
Europe	134,185	125,415	7%	257,614	250,321	3%
Asia:
China	59,329	50,423	18%	110,942	97,624	14%
Japan	38,246	49,987	(23%)	84,438	105,322	(20%)
Asia Other	50,905	57,239	(11%)	100,066	106,609	(6%)

Total Asia	148,480	157,649	(6%)	295,446	309,555	(5%)
Other	33,870	30,851	10%	69,259	57,243	21%

Total net sales	$451,115	$451,465	—	$881,453	$871,923	1%

The decrease in sales in the U.S. for the quarter can be attributed to delays in capital spending by governmental and academic customers, while a similar decline in the year-to-date sales for the U.S. was offset by increases year-to-date for pharmaceutical, industrial chemical, nutritional safety and environmental customers. The increase in Europe’s sales for both the quarter and year-to-date was primarily due to increased demand from governmental and academic customers. China’s sales growth for the quarter and year-to-date was broad-based across all product and customer classes. Japan’s sales declined across all product and customer classes for both the quarter and year-to-date, primarily as a result of an 18% and 16% drop in foreign currency exchange rates, respectively. The decrease in sales in both the quarter and year-to-date in the rest of Asia was primarily due to lower sales to governmental, academic and industrial customers, as well as flat sales growth in India. Sales in the rest of the world for both the quarter and year-to-date grew from higher demand across all product lines and for all major customers classes.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended
	June 29, 2013	% of Total	June 30, 2012	% of Total	% change
Waters instrument systems	$195,468	49%	$203,901	51%	(4%)
Chemistry	74,454	19%	71,960	18%	3%

Total Waters Division product sales	269,922		275,861		(2%)
Waters service	132,256	32%	124,630	31%	6%

Total Waters Division net sales	$402,178	100%	$400,491	100%	—

Waters instrument system sales (LC and MS) decreased in the quarter, primarily due to a delay in capital spending by our customers. The increase in sales of chemistry consumables and services primarily resulted from a combination of higher utilization rates of installed instrument systems and a higher base of installed instruments in some regions. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 3% for the quarter.

Waters Division sales in the quarter decreased 1% in the U.S. and 5% overall in Asia, while sales increased 8% in Europe and 3% in the rest of the world. Within Asia, Waters Division sales increased 21% in China but decreased 21% in Japan, primarily due to the negative effect of foreign currency translation.

Net sales for the Waters Division’s products and services are as follows for the six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Six Months Ended
	June 29, 2013	% of Total	June 30, 2012	% of Total	% change
Waters instrument systems	$379,992	48%	$380,568	49%	—
Chemistry	147,587	19%	146,900	19%	—

Total Waters Division product sales	527,579		527,468		—
Waters service	256,024	33%	246,274	32%	4%

Total Waters Division net sales	$783,603	100%	$773,742	100%	1%

Waters service sales increased year-to-date as a result of increased sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 3%.

Waters Division sales year-to-date decreased 4% overall in Asia and increased 3% in Europe, 3% in the U.S. and 15% in the rest of the world. Within Asia, Waters Division sales increased 15% in China but decreased 19% in Japan, primarily due to the negative effect of foreign currency translation.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended
	June 29, 2013	% of Total	June 30, 2012	% of Total	% change
TA instrument systems	$35,289	72%	$37,994	75%	(7%)
TA service	13,648	28%	12,980	25%	5%

Total TA Division net sales	$48,937	100%	$50,974	100%	(4%)

	Six Months Ended
	June 29, 2013	% of Total	June 30, 2012	% of Total	% change
TA instrument systems	$71,346	73%	$72,894	74%	(2%)
TA service	26,504	27%	25,287	26%	5%

Total TA Division net sales	$97,850	100%	$98,181	100%	—

The decrease in TA instrument system sales for both the quarter and year-to-date was primarily due to a backlog build in the quarter. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 1% for both the quarter and year-to-date, largely due to the negative effect of foreign currency translation in Japan.

Gross Profit

Gross profit decreased 3% and 1% for the quarter and year-to-date, respectively. Gross profit as a percentage of sales decreased for both the quarter and year-to-date, primarily due to the effects of foreign currency translation, amortization expense from the recently launched UNIFI software and changes in instrument systems product mix.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price and product costs of instrument systems and associated software platforms. The cost and amortization of capitalized software development costs for the Company’s recently introduced ACQUITY® UPC2™ and UNIFI products may continue to affect the Company’s product mix and associated gross profit. The Company also expects that the impact of foreign currency translation will negatively affect gross profit for the remainder of 2013, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses were flat for the quarter and increased 1% year-to-date. The quarter and year-to-date results were impacted by favorable foreign currency translation, primarily from the weakness of the Japanese yen, which was offset by headcount additions from the prior year, higher merit compensation and fringe benefit costs. As a percentage of net sales, selling and administrative expenses were relatively consistent at 27.3% and 27.4% for the 2013 quarter and year-to-date, respectively, and 27.2% and 27.5% for the 2012 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 3% and 6% for the quarter and year-to-date, respectively, primarily due to additional headcount and timing of development costs incurred on new products to be launched in the second half of 2013.

Litigation Provisions

The Company made a $3 million litigation payment in the 2012 quarter to settle a complaint that was filed against the Company alleging patent infringement.

Other Expense, Net

The Company recorded a $1.6 million charge in the 2013 quarter for an other-than-temporary impairment to an investment.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures its products are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates are approximately 37.5%, 12.5%, 23.25% and 0%, respectively. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 14.7% and 14.5% for the 2013 and 2012, respectively. The Company’s effective tax rate was a benefit of 1.1% year-to-date for 2013 and an expense of 14.8% year-to-date for 2012. The year-to-date income tax provision for 2013 included a net $31 million tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 16.4 percentage points year-to-date in 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2013 and 2012 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Net income	$210,373	$186,390
Depreciation and amortization	37,684	30,603
Stock-based compensation	15,307	14,381
Deferred income taxes	(4,172)	(7,147)
Change in accounts receivable	25,966	5,929
Change in inventories	(20,822)	(29,327)
Change in accounts payable and other current liabilities	(44,107)	(18,736)
Change in deferred revenue and customer advances	24,914	25,067
Other changes	(8,323)	9,114

Net cash provided by operating activities	236,820	216,274
Net cash used in investing activities	(197,963)	(190,681)
Net cash used in financing activities	(53,076)	(36,537)
Effect of exchange rate changes on cash and cash equivalents	(11,771)	(3,617)

Decrease in cash and cash equivalents	$(25,990)	$(14,561)

Cash Flow from Operating Activities

Net cash provided by operating activities was $237 million and $216 million in the six months ended June 29, 2013 and June 30, 2012, respectively. The changes within net cash provided by operating activities in 2013 as compared to 2012 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The change in accounts receivable in 2013 compared to 2012 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) increased to 74 days at June 29, 2013 from 72 days at June 30, 2012.

•

The 2013 and 2012 change in accounts payable and other current liabilities was a result of timing of payments to vendors. In addition, 2013 includes a decrease in accrued income taxes resulting from estimated U.S. tax payments and the reduction of income tax reserves as the Company made progress toward resolving ongoing tax examinations.

•	Net cash provided from deferred revenue and customer advances in both 2013 and 2012 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $198 million and $191 million in 2013 and 2012, respectively. Additions to fixed assets and capitalized software were $61 million and $47 million year-to-date in 2013 and 2012, respectively. The capital expenditures for 2013 and 2012 include $23 million and $13 million, respectively, of construction costs associated with a multi-year project in the United Kingdom to consolidate certain existing primary MS research, manufacturing and distribution locations. During 2013 and 2012, the Company purchased $1,564 million and $942 million of investments year-to-date while $1,427 million and $816 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $18 million year-to-date in 2012. There have been no business acquisitions to date in 2013.

Cash Used in Financing Activities

In June 2013, the Company entered into the 2013 Credit Agreement that provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date. The Company used $860 million of the proceeds from the 2013

Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated July 2011, which was terminated early without penalty.

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

Year-to-date, the Company’s total debt borrowings increased by $90 million and $110 million in 2013 and 2012, respectively. As of June 29, 2013, the Company had a total of $1,268 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the 2013 Credit Agreement, $560 million borrowed under revolving credit facilities under the 2013 Credit Agreement and $8 million borrowed under various other short-term lines of credit. At June 29, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the short-term portions of the outstanding revolving line of credit balance during the twelve months following the respective period end date. The remaining $435 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of June 29, 2013, the Company had a total amount available to borrow under the 2013 Credit Agreement of $538 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the first six months of 2013 and 2012, the Company repurchased a total of 1.8 million and 2.0 million shares, respectively, at a cost of $165 million in both periods under the May 2012 authorization and other previously announced programs. As of June 29, 2013, the Company had a total of $478 million authorized for future repurchases under the May 2012 program. In addition, the Company repurchased $6 million of common stock during both 2013 and 2012 related to the vesting of restricted stock units.

The Company received $19 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in both 2013 and 2012.

The Company had cash, cash equivalents and investments of $1,650 million as of June 29, 2013. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with approximately $1,607 million held by foreign subsidiaries at June 29, 2013. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

Management believes, as of the date of this report, that its financial position, particularly in the U.S., along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts, potential acquisitions and any adverse final determination of ongoing litigation and tax audit examinations. In addition, there have been no recent significant changes to the Company’s financial position, nor are there any anticipated changes, to warrant a material adjustment related to indefinitely reinvested foreign earnings.

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2013. The Company reviewed its contractual obligations and commercial commitments as of June 29, 2013 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the six months ended June 29, 2013, the Company contributed $2 million to the Company’s U.S. pension plans. During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

The Company is in the process of consolidating its facilities in the United Kingdom into one new facility, which is expected to cost up to $30 million to finish construction. The Company believes it can fund the construction of this facility with cash flow from operations and its borrowing capacity from committed credit facilities.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 29, 2013. The Company did not make any changes in those policies during the six months ended June 29, 2013.

New Accounting Pronouncements

Please refer to Note 13, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the growth rate of sales, particularly in China, and research and development expenses; the impact of new product launches and the associated costs, such as the amortization expense related to UNIFI; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of foreign currency translation on financial results; the impact and outcome of the Company’s various ongoing tax audit examinations; the impact of unexpected shifts in income between tax jurisdictions; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; use of the Company’s debt proceeds; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures (including facility expansion and consolidation projects, particularly in the U.K.), service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding the payment of dividends; the

Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six months ended June 29, 2013. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended June 29, 2013 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013. The Company reviewed its risk factors as of June 29, 2013 and determined that there were no material changes from the ones set forth in the Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended June 29, 2013 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 to April 27, 2013	—	$—	—	$547,956
April 28 to May 25, 2013	395	$94.96	395	$510,447
May 26 to June 29, 2013	330	$97.59	330	$478,242

Total	725	$96.16	725	$478,242

(1)	The Company purchased 0.7 million shares of its outstanding common stock in the quarter ended June 29, 2013 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.1	Credit Agreement, dated as of June 25, 2013, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ JOHN ORNELL
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: August 1, 2013