Form 10-Q
period 2013-09-28
WATERS CORP /DE/
filed 2013-11-01
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of October 25, 2013: 85,130,359

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 28, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$431,001	$481,035
Investments	1,268,106	1,057,990
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,567 and $8,240 at September 28, 2013 and December 31, 2012, respectively	373,844	404,556
Inventories	256,980	229,565
Other current assets	99,151	84,580

Total current assets	2,429,082	2,257,726
Property, plant and equipment, net	313,667	273,279
Intangible assets, net	230,774	220,145
Goodwill	340,393	316,834
Other assets	111,403	100,166

Total assets	$3,425,319	$3,168,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$133,761	$132,781
Accounts payable	62,754	54,724
Accrued employee compensation	30,225	31,910
Deferred revenue and customer advances	134,537	121,470
Accrued income taxes	39,716	60,888
Accrued warranty	11,964	12,353
Other current liabilities	79,947	90,116

Total current liabilities	492,904	504,242
Long-term liabilities:
Long-term debt	1,160,000	1,045,000
Long-term portion of retirement benefits	102,151	101,225
Long-term income tax liability	19,049	24,772
Other long-term liabilities	32,581	25,554

Total long-term liabilities	1,313,781	1,196,551

Total liabilities	1,806,685	1,700,793

Commitments and contingencies (Notes 6, 7, 8 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 28, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 154,603 and 153,696 shares issued, 84,931 and 86,390 shares outstanding at September 28, 2013 and December 31, 2012, respectively	1,546	1,537
Additional paid-in capital	1,223,328	1,155,504
Retained earnings	3,821,311	3,512,890
Treasury stock, at cost, 69,672 and 67,306 shares at September 28, 2013 and December 31, 2012, respectively	(3,402,377)	(3,176,179)
Accumulated other comprehensive loss	(25,174)	(26,395)

Total stockholders’ equity	1,618,634	1,467,357

Total liabilities and stockholders’ equity	$3,425,319	$3,168,150

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012

Product sales	$312,943	$310,823
Service sales	144,374	139,129

Total net sales	457,317	449,952

Cost of product sales	128,374	122,861
Cost of service sales	63,194	59,841

Total cost of sales	191,568	182,702

Gross profit	265,749	267,250

Selling and administrative expenses	120,563	115,322

Research and development expenses	23,599	23,756

Purchased intangibles amortization	2,518	6,427

Operating income	119,069	121,745

Interest expense	(7,358)	(7,107)

Interest income	946	1,184

Income from operations before income taxes	112,657	115,822

Provision for income taxes	14,609	16,713

Net income	$98,048	$99,109

Net income per basic common share	$1.15	$1.13

Weighted-average number of basic common shares	85,185	87,411

Net income per diluted common share	$1.14	$1.12

Weighted-average number of diluted common shares and equivalents	86,364	88,451

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012

Product sales	$911,868	$911,185
Service sales	426,902	410,690

Total net sales	1,338,770	1,321,875

Cost of product sales	365,830	352,894
Cost of service sales	188,635	176,357

Total cost of sales	554,465	529,251

Gross profit	784,305	792,624

Selling and administrative expenses	362,285	355,123

Research and development expenses	73,561	71,046

Purchased intangibles amortization	7,293	11,370

Litigation provisions	—	3,000

Operating income	341,166	352,085

Other expense (Note 2)	(1,575)	—

Interest expense	(22,123)	(20,476)

Interest income	3,312	2,984

Income from operations before income taxes	320,780	334,593

Provision for income taxes	12,359	49,094

Net income	$308,421	$285,499

Net income per basic common share	$3.60	$3.24

Weighted-average number of basic common shares	85,565	88,234

Net income per diluted common share	$3.56	$3.19

Weighted-average number of diluted common shares and equivalents	86,719	89,367

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$98,048	$99,109	$308,421	$285,499

Other comprehensive income:

Foreign currency translation	27,349	23,936	(2,129)	9,811

Unrealized gains (losses) on investments before reclassifications	532	(5)	677	(42)
Amounts reclassified to other expense	—	—	1,576	—
Amounts reclassified to selling and administrative expenses	—	—	—	(968)

Unrealized gains (losses) on investments before income taxes	532	(5)	2,253	(1,010)
Income tax (expense) benefit	(85)	1	(620)	351

Unrealized gains (losses) on investments, net of tax	447	(4)	1,633	(659)

Retirement liability adjustment before reclassifications	—	(67)	—	(5,312)
Amounts reclassified to selling and administrative expenses	991	321	2,726	963

Retirement liability adjustment before income taxes	991	254	2,726	(4,349)
Income tax (expense) benefit	(367)	(89)	(1,009)	1,760

Retirement liability adjustment, net of tax	624	165	1,717	(2,589)

Other comprehensive income	28,420	24,097	1,221	6,563

Comprehensive income	$126,468	$123,206	$309,642	$292,062

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$308,421	$285,499
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,646	1,838
Provisions on inventory	3,346	8,334
Stock-based compensation	23,985	21,687
Deferred income taxes	(11,181)	(9,382)
Depreciation	27,807	27,101
Amortization of intangibles	30,448	24,124
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	22,585	5,506
Increase in inventories	(30,782)	(36,558)
Increase in other current assets	(6,171)	(2,959)
Increase in other assets	(9,638)	(811)
Decrease in accounts payable and other current liabilities	(24,686)	(18,971)
Increase in deferred revenue and customer advances	14,266	16,217
Decrease in other liabilities	(8,461)	(3,998)

Net cash provided by operating activities	341,585	317,627
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(92,816)	(73,048)
Business acquisitions, net of cash acquired	(26,434)	(31,016)
Purchase of investments	(2,270,826)	(1,384,717)
Maturity of investments	2,060,710	1,189,930

Net cash used in investing activities	(329,366)	(298,851)
Cash flows from financing activities:
Proceeds from debt issuances	1,002,023	188,074
Payments on debt	(886,043)	(31,935)
Payments of debt issuance costs	(2,039)	(497)
Proceeds from stock plans	35,470	21,284
Purchase of treasury shares	(226,198)	(235,282)
Excess tax benefit related to stock option plans	8,864	4,061
Proceeds from debt swaps and other derivative contracts	5,866	899

Net cash used in financing activities	(62,057)	(53,396)
Effect of exchange rate changes on cash and cash equivalents	(196)	6,923

Decrease in cash and cash equivalents	(50,034)	(27,697)
Cash and cash equivalents at beginning of period	481,035	383,990

Cash and cash equivalents at end of period	$431,001	$356,293

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2013 and 2012 ended on September 28, 2013 and September 29, 2012, respectively.

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

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 28, 2013 and December 31, 2012. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 28, 2013 (in thousands):

	Total at September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$109,227	$—	$109,227	$—
Investments	1,268,106	—	1,268,106	—
Waters 401(k) Restoration Plan assets	28,896	—	28,896	—
Foreign currency exchange contract agreements	285	—	285	—

Total	$1,406,514	$—	$1,406,514	$—

Liabilities:
Foreign currency exchange contract agreements	$14	$—	$14	$—

Total	$14	$—	$14	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$146,232	$—	$146,232	$—
Investments	1,057,990	—	1,057,990	—
Waters 401(k) Restoration Plan assets	24,827	—	24,827	—
Foreign currency exchange contract agreements	1,173	—	1,173	—

Total	$1,230,222	$—	$1,230,222	$—

Liabilities:
Foreign currency exchange contract agreements	$693	$—	$693	$—

Total	$693	$—	$693	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of September 28, 2013 and December 31, 2012.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both September 28, 2013 and December 31, 2012. The fair value of the Company’s fixed interest rate debt was estimated to be $403 million and $413 million at September 28, 2013 and December 31, 2012, respectively, using Level 2 inputs.

Derivative Transactions

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Singapore dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in cost of sales in the consolidated statements of operations. At September 28, 2013 and December 31, 2012, the Company held forward foreign exchange contracts with notional amounts totaling $99 million and $134 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	September 28, 2013	December 31, 2012
Other current assets	$285	$1,173
Other current liabilities	$14	$693

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Realized gains on closed contracts	$1,837	$424	$5,866	$899
Unrealized gains (losses) on open contracts	489	593	(208)	851

Cumulative net pre-tax gains	$2,326	$1,017	$5,658	$1,750

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the nine months ended September 28, 2013 and September 29, 2012, the Company repurchased 2.3 million and 2.8 million shares of the Company’s outstanding common stock at a cost of $220 million and $229 million, respectively, under the May 2012 authorization and other previously announced programs. As of September 28, 2013, the Company had purchased an aggregate of 3.6 million shares at a cost of $327 million under the May 2012 program, leaving $423 million authorized for future repurchases. In addition, the Company repurchased $6 million of common stock during both the nine months ended September 28, 2013 and September 29, 2012 related to the vesting of restricted stock units.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 28, 2013	$12,353	$5,384	$(5,773)	$11,964
September 29, 2012	$13,258	$5,780	$(6,153)	$12,885

Subsequent Events

The Company did not have any material subsequent events.

2	Cash, Cash Equivalents and Investments

The Company maintains cash balances in various bank operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. The Company’s cash equivalents represent highly liquid financial instruments with original maturities of 90 days or less, financial instruments with longer maturities are classified as investments. As of September 28, 2013 and December 31, 2012, $1,670 million out of $1,699 million and $1,489 million out of $1,539 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In the nine months ended September 28, 2013, the Company recorded a $1.6 million charge for an other-than-temporary impairment to an investment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	September 28, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$542,285	$108	$(1)	$542,392
Foreign government securities	218,890	—	—	218,890
Corporate debt securities	476,091	86	(185)	475,992
Time deposits	78,059	—	—	78,059
Equity securities	77	70	—	147

Total	$1,315,402	$264	$(186)	$1,315,480

Amounts included in:
Cash equivalents	$47,374	$—	$—	$47,374
Investments	1,268,028	264	(186)	1,268,106

Total	$1,315,402	$264	$(186)	$1,315,480

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

September 28, 2013
Due in one year or less	$1,046,264
Due after one year through two years	191,010

Total	$1,237,274

3	Inventories

Inventories are classified as follows (in thousands):

	September 28, 2013	December 31, 2012
Raw materials	$81,378	$73,280
Work in progress	20,798	16,133
Finished goods	154,804	140,152

Total inventories	$256,980	$229,565

4	Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In August 2013, the Company acquired all of the outstanding stock of Nonlinear Dynamics Ltd. (“Nonlinear Dynamics”), a developer of proteomics and metabolomics software, for approximately $23 million in cash. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $3 million of the purchase price to intangible assets comprised of software, customer relationships and trade name. The Company is amortizing the software and customer relationships over 5 years. The remaining purchase price of $20 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

In July 2013, the Company acquired all of the outstanding stock of Scarabaeus Mess-und Prodktionstechnik GmbH (“Scarabaeus”), a manufacturer of rheometers for the rubber and elastomer markets, for approximately $4 million in cash. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2 million of the purchase price to intangible assets comprised of completed technology, software and customer relationships. The Company is amortizing acquired technology over 10 years and the software and customer relationships over 7 years. The remaining purchase price of $3 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The principal factor that resulted in recognition of goodwill in these acquisitions is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with our products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. Specifically, the goodwill acquired with Nonlinear Dynamics consists of the value assigned to the workforce and the future incremental sales synergies anticipated when Nonlinear Dynamics develops the future next-generation software that will be a key component of the Company’s future high-end MS instruments. This new software has not yet been developed and development will begin post-acquisition.

In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of these acquisitions, either individually or in the aggregate, on the Company’s net income since the acquisition date for the nine months ended September 28, 2013 was not significant.

The following table presents the fair values, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisition of Nonlinear Dynamics and Scarabaeus (in thousands):

Accounts receivable and other current assets	$1,066
Property, plant and equipment	126
Intangible assets	4,984
Goodwill	22,789

Total assets acquired	28,965
Accrued expenses and other current liabilities	1,011
Deferred tax liability	1,227

Cash consideration paid	$26,727

5	Goodwill and Other Intangibles

The carrying amount of goodwill was $340 million and $317 million at September 28, 2013 and December 31, 2012, respectively. The Company’s acquisitions increased goodwill by $23 million (Note 4).

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	September 28, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$160,736	$102,231	10 years	$154,749	$94,498	11 years
Capitalized software	325,299	178,524	7 years	293,589	155,394	5 years
Licenses	7,108	6,539	6 years	7,112	6,361	6 years
Patents and other intangibles	47,690	22,765	8 years	40,290	19,342	8 years

Total	$540,833	$310,059	8 years	$495,740	$275,595	7 years

During the nine months ended September 28, 2013, the Company acquired $5 million of purchased intangibles as a result of the acquisitions of Nonlinear Dynamics and Scarabaeus (Note 4). During the nine months ended September 28, 2013, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $7 million and $4 million, respectively. Amortization expense for intangible assets was $10 million for both the three months ended September 28, 2013 and September 29, 2012,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

respectively. Amortization expense for intangible assets was $30 million and $24 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Included in amortization expense for both the three and nine months ended September 29, 2012 is $4 million of amortization expense related to the discontinuance of a product trade name intangible asset. Amortization expense for intangible assets is estimated to be between $42 million and $47 million per year for each of the next five years. The increase in amortization expense in 2013 and for the next five years is due to amortization associated with capitalized software costs related to the launch of new software product platforms in the first quarter of 2013. The net carrying value of the new software platform was approximately $109 million as of September 28, 2013 and will be amortized over ten years.

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

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

At September 28, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $460 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

As of both September 28, 2013 and December 31, 2012, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of September 28, 2013, the Company was in compliance with all debt covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 28, 2013 and December 31, 2012 (in thousands):

	September 28, 2013	December 31, 2012
Foreign subsidiary lines of credit	$8,761	$7,781
Credit agreements	125,000	125,000

Total notes payable and debt	133,761	132,781

Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Credit agreements	760,000	645,000

Total long-term debt	1,160,000	1,045,000

Total debt	$1,293,761	$1,177,781

As of September 28, 2013 and December 31, 2012, the Company had a total amount available to borrow of $513 million and $428 million, respectively, after outstanding letters of credit, under the existing credit agreements. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 1.96% and 2.11% at September 28, 2013 and December 31, 2012, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $88 million and $107 million at September 28, 2013 and December 31, 2012, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At September 28, 2013 and December 31, 2012, the weighted-average interest rates applicable to these short-term borrowings were 2.16% and 2.00%, respectively.

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

The following is a summary of the activity in the Company’s unrecognized tax benefits for the nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	September 28, 2013	September 29, 2012
Balance at the beginning of the period	$64,390	$73,199
Changes resulting from completion of tax examinations	(35,279)	—
Other changes in uncertain tax benefits	(2,662)	(1,941)

Balance at the end of the period	$26,449	$71,258

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

During the nine months ended September 28, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax audit disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the nine

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

months ended September 28, 2013, which reduced the provision for income taxes and increased net income for the nine months ended September 28, 2013 by $31 million. As of September 28, 2013, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. These amounts have been classified as accrued income taxes in the consolidated balance sheet. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

The Company’s effective tax rate was 13.0% and 14.4% for the three months ended September 28, 2013 and September 29, 2012, respectively. The Company’s effective tax rate was 3.9% and 14.7% for the nine months ended September 28, 2013 and September 29, 2012, respectively. The income tax provision for the nine months ended September 28, 2013 included the aforementioned $31 million net tax benefit related to completed tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 10.6 percentage points in the nine months ended September 28, 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2013 and 2012 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The consolidated statements of operations for the three and nine months ended September 28, 2013 and September 29, 2012 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales	$630	$716	$1,955	$2,010
Selling and administrative expenses	7,110	5,461	19,081	16,924
Research and development expenses	938	1,129	2,949	2,753

Total stock-based compensation	$8,678	$7,306	$23,985	$21,687

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of both September 28, 2013 and December 31, 2012, the Company had capitalized stock-based compensation costs of less than $1 million in inventory in the consolidated balance sheets. As of both September 28, 2013 and December 31, 2012, the Company had capitalized stock-based compensation costs of $2 million in capitalized software in the consolidated balance sheets.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 28, 2013 and September 29, 2012 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 28, 2013	September 29, 2012
Options issued in thousands	80	32
Risk-free interest rate	1.0%	1.0%
Expected life in years	3	6
Expected volatility	0.259	0.380
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	September 28, 2013	September 29, 2012
Exercise price	$95.72	$75.94
Fair value	$26.22	$28.68

The following table summarizes stock option activity for the plans for the nine months ended September 28, 2013 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,809	$23.19 to $ 87.06	$63.34
Granted	80	$88.71 to $ 103.47	$95.72
Exercised	(652)	$23.19 to $ 79.15	$48.99
Canceled	(37)	$36.25 to $ 79.15	$72.42

Outstanding at September 28, 2013	4,200	$32.12 to $ 103.47	$66.10

Restricted Stock

During the nine months ended September 28, 2013, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $88.71 per share.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 28, 2013 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2012	574	$67.28
Granted	162	$91.71
Vested	(207)	$60.64
Forfeited	(25)	$71.91

Unvested at September 28, 2013	504	$77.63

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

10	Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 28, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$98,048	85,185	$1.15
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,179

Net income per diluted common share	$98,048	86,364	$1.14

	Three Months Ended September 29, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$99,109	87,411	$1.13
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,040

Net income per diluted common share	$99,109	88,451	$1.12

	Nine Months Ended September 28, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$308,421	85,565	$3.60
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,154

Net income per diluted common share	$308,421	86,719	$3.56

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended September 29, 2012
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$285,499	88,234	$3.24
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,133

Net income per diluted common share	$285,499	89,367	$3.19

For the three and nine months ended September 28, 2013, the Company had 0.7 million and 0.8 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For both the three and nine months ended September 29, 2012, the Company had 1.3 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

11	Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 28, 2013 and September 29, 2012 is as follows (in thousands):

	Three Months Ended
	September 28, 2013			September 29, 2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$238	$1,152	$3	$182	$948
Interest cost	1,290	85	499	1,452	90	499
Expected return on plan assets	(1,951)	(88)	(228)	(1,905)	(66)	(209)
Net amortization:
Prior service credit	—	(13)	(62)	—	(13)	(69)
Net actuarial loss	812	—	131	752	—	93

Net periodic pension cost	$151	$222	$1,492	$302	$193	$1,262

	Nine Months Ended
	September 28, 2013			September 29, 2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$714	$3,456	$7	$545	$2,842
Interest cost	4,128	255	1,497	4,355	271	1,497
Expected return on plan assets	(6,027)	(264)	(684)	(5,714)	(197)	(627)
Net amortization:
Prior service credit	—	(39)	(186)	—	(40)	(206)
Net actuarial loss	2,574	—	393	2,256	—	278

Net periodic pension cost	$675	$666	$4,476	$904	$579	$3,784

During the nine months ended September 28, 2013, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Net sales for the Company’s products and services are as follows for the three and nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Product net sales:
Waters instrument systems	$196,989	$202,513	$576,981	$583,081
Chemistry	75,413	73,126	223,000	220,026
TA instrument systems	40,541	35,184	111,887	108,078

Total product sales	312,943	310,823	911,868	911,185

Service net sales:
Waters service	130,308	126,434	386,332	372,708
TA service	14,066	12,695	40,570	37,982

Total service sales	144,374	139,129	426,902	410,690

Total net sales	$457,317	$449,952	$1,338,770	$1,321,875

13	Recent Accounting Standard Changes and Developments

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

The Company’s operating results for the three and nine months ended September 28, 2013 and September 29, 2012 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change

Product sales	$312,943	$310,823	1%	$911,868	$911,185	—
Service sales	144,374	139,129	4%	426,902	410,690	4%

Total net sales	457,317	449,952	2%	1,338,770	1,321,875	1%
Total cost of sales	191,568	182,702	5%	554,465	529,251	5%

Gross profit	265,749	267,250	(1%)	784,305	792,624	(1%)
Gross profit as a % of sales	58.1%	59.4%		58.6%	60.0%

Selling and administrative expenses	120,563	115,322	5%	362,285	355,123	2%
Research and development expenses	23,599	23,756	(1%)	73,561	71,046	4%
Purchased intangibles amortization	2,518	6,427	(61%)	7,293	11,370	(36%)
Litigation provisions	—	—		—	3,000	(100%)

Operating income	119,069	121,745	(2%)	341,166	352,085	(3%)
Operating income as a % of sales	26.0%	27.1%		25.5%	26.6%

Other expense, net	—	—		(1,575)	—
Interest expense, net	(6,412)	(5,923)	8%	(18,811)	(17,492)	8%

Income from operations before income taxes	112,657	115,822	(3%)	320,780	334,593	(4%)
Provision for income taxes	14,609	16,713	(13%)	12,359	49,094	(75%)

Net income	$98,048	$99,109	(1%)	$308,421	$285,499	8%

Net income per diluted common share	$1.14	$1.12	2%	$3.56	$3.19	12%

Sales for the third quarter increased 2%, with the effect of foreign currency translation negatively impacting the quarter’s sales by 2% across all products and services, principally due to the weakness of the Japanese yen. Foreign currency translation negatively impacted Japan’s sales by 21%. In the quarter, service sales increased 4% and chemistry sales increased 3%. These increases were offset by flat instrument system sales, resulting from weaker capital spending at larger pharmaceutical customers, which was offset by stronger demand from industrial, governmental and academic customers.

Year-to-date, sales increased 1%, with the effect of foreign currency translation negatively impacting sales by 2% across all products and services, principally due to the weakness of the Japanese yen. Foreign currency translation negatively impacted Japan’s sales by 17%. Year-to-date, service sales increased 4% and chemistry sales increased 1%, while sales of instrument systems were flat.

Sales to pharmaceutical customers decreased 2% for the quarter and were flat year-to-date. Combined sales to industrial chemical, nutritional safety and environmental customers increased 7% and 2% for the quarter and year-to-date, respectively. Combined global sales to governmental and academic customers increased 6% and 5% for the quarter and year-to-date, respectively.

The decline in gross profit as a percentage of sales for the quarter and year-to-date was a result of the effects of unfavorable foreign currency translation, amortization expense from the recently launched UNIFI® software product and a change in product sales mix. Selling and administrative expenses increased 5% and 2% for the quarter and year-to-date, respectively, with modest increases in headcount from the prior year, merit compensation and fringe benefit costs being offset by a favorable effect of foreign currency translation.

Net income per diluted share in the quarter benefited from fewer shares outstanding due to additional share repurchases; however, this benefit was offset by a decline in gross profit and increase in selling and administrative expenses. Net income per diluted share increased year-to-date as a result of a $0.39 increase from the income tax benefits discussed below in Provision for Income Taxes under “Results of Operations” and by fewer shares outstanding due to additional share repurchases. These increases were primarily offset by a decline in gross profit and increase in selling and administrative expenses. Foreign currency translation decreased net income per diluted share by approximately $0.09 for the quarter and approximately $0.23 year-to-date, and is expected to continue to negatively impact net income per diluted share significantly for the full year 2013 as compared to 2012 based on current exchange rates.

Year-to-date, net cash provided by operating activities was $342 million and $318 million in 2013 and 2012, respectively. The $24 million increase was primarily a result of the increase in net income, as well as the timing of payments to vendors and the collection of receivables from customers.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $93 million and $73 million year-to-date for 2013 and 2012, respectively. The capital expenditures for 2013 and 2012 include $36 million and $23 million, respectively, of construction costs associated with multi-year projects, primarily in the United Kingdom to consolidate certain existing primary MS research, manufacturing and distribution locations.

In July 2013, the Company acquired all of the outstanding stock of Scarabaeus Mess-und Prodktionstechnik GmbH, a manufacturer of rheometers for the rubber and elastomer markets, for approximately $4 million in cash. In August 2013, the Company acquired all of the outstanding stock of Nonlinear Dynamics Ltd., a developer of proteomics and metabolomics software, for approximately $23 million in cash.

Within cash flows used in financing activities, the Company received $35 million and $21 million of proceeds from stock plans year-to-date for 2013 and 2012, respectively. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. The Company repurchased $220 million and $229 million of the Company’s outstanding common stock year-to-date in 2013 and 2012, respectively, under the May 2012 authorization and other previously announced stock repurchase programs.

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

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
Net Sales:
United States	$139,603	$132,298	6%	$398,737	$387,102	3%
Europe	130,326	126,881	3%	387,940	377,202	3%
Asia:
China	59,136	55,479	7%	170,078	153,103	11%
Japan	42,467	50,760	(16%)	126,905	156,082	(19%)
Asia Other	53,188	51,930	2%	153,254	158,539	(3%)

Total Asia	154,791	158,169	(2%)	450,237	467,724	(4%)
Other	32,597	32,604	—	101,856	89,847	13%

Total net sales	$457,317	$449,952	2%	$1,338,770	$1,321,875	1%

The increase in sales in the U.S. for the quarter and year-to-date can be attributed to increased sales to pharmaceutical, industrial chemical, nutritional safety and environmental customers. The increase in Europe’s sales for both the quarter and year-to-date was primarily due to increased demand from governmental and academic customers. China’s sales growth for the quarter and year-to-date was broad-based across all product and customer classes. Japan’s sales declined across all product and customer classes for both the quarter and year-to-date, primarily as a result of a 21% and a 17% drop in foreign currency exchange rates, respectively. The change in sales in both the quarter and year-to-date in the rest of Asia was impacted by lower sales to governmental and academic customers, as well as flat sales growth in India. Sales in the rest of the world for both the quarter and year-to-date grew primarily from higher demand from pharmaceutical, industrial chemical, nutritional safety and environmental customers, which was offset by lower sales from governmental and academic customers.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three and nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended
	September 28, 2013	% of Total	September 29, 2012	% of Total	% change
Waters instrument systems	$196,989	49%	$202,513	50%	(3%)
Chemistry	75,413	19%	73,126	18%	3%

Total Waters Division product sales	272,402		275,639		(1%)
Waters service	130,308	32%	126,434	32%	3%

Total Waters Division net sales	$402,710	100%	$402,073	100%	—

	Nine Months Ended
	September 28, 2013	% of Total	September 29, 2012	% of Total	% change
Waters instrument systems	$576,981	49%	$583,081	50%	(1%)
Chemistry	223,000	19%	220,026	19%	1%

Total Waters Division product sales	799,981		803,107		—
Waters service	386,332	32%	372,708	31%	4%

Total Waters Division net sales	$1,186,313	100%	$1,175,815	100%	1%

Waters instrument system sales (LC and MS) decreased in the quarter and year-to-date, primarily due to weaker capital spending by our pharmaceutical customers. The increase in sales of chemistry consumables and services for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments in some regions. The effect of foreign currency translation impacted the Waters Division across all product lines, resulting in a decrease in total sales of 2% for both the quarter and year-to-date.

Waters Division sales increased 3% in the U.S. for both the quarter and year-to-date. Europe sales increased 1% and 2% for the quarter and year-to-date, respectively. Total Asia sales decreased 2% and 3% for the quarter and year-to-date, respectively. Waters Division sales in China for the quarter and year-to-date increased 7% and 12%, respectively, and decreased 15% and 18%, respectively, in Japan, primarily due to the negative effect of foreign currency translation. Sales in the rest of the world decreased 1% for the quarter but increased 9% year-to-date on higher sales to pharmaceutical customers.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three and nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended
	September 28, 2013	% of Total	September 29, 2012	% of Total	% change
TA instrument systems	$40,541	74%	$35,184	73%	15%
TA service	14,066	26%	12,695	27%	11%

Total TA Division net sales	$54,607	100%	$47,879	100%	14%

	Nine Months Ended
	September 28, 2013	% of Total	September 29, 2012	% of Total	% change
TA instrument systems	$111,887	73%	$108,078	74%	4%
TA service	40,570	27%	37,982	26%	7%

Total TA Division net sales	$152,457	100%	$146,060	100%	4%

TA instrument system sales increased 15% in the quarter as a result of strong demand for thermal and rheology products. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. TA’s sales increased for both the quarter and year-to-date across all geographic regions, with the exception of Japan, which was negatively impacted by the effect of foreign currency translation. The effect of foreign currency translation decreased TA’s total sales by 1% for the quarter.

Gross Profit

Gross profit decreased 1% for both the quarter and year-to-date. Gross profit as a percentage of sales decreased for both the quarter and year-to-date, primarily due to the effects of foreign currency translation, amortization expense from the recently launched UNIFI software and changes in instrument systems product mix.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price and product costs of instrument systems and associated software platforms. The cost and amortization of capitalized software development costs for the Company’s recently introduced UNIFI product may continue to affect the Company’s product mix and associated gross profit. The Company also expects that the impact of foreign currency translation will negatively affect gross profit for the remainder of 2013, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 5% and 2% for the quarter and year-to-date, respectively. The quarter and year-to-date results were impacted by favorable foreign currency translation, primarily from the weakness of the Japanese yen, which was offset by headcount additions from the prior year, higher merit compensation and fringe benefit costs. As a percentage of net sales, selling and administrative expenses were 26.4% and 27.1% for the 2013 quarter and year-to-date, respectively, and 25.6% and 26.9% for the 2012 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses decreased 1% and increased 4% for the quarter and year-to-date, respectively, primarily due to additional headcount and timing of development costs incurred on new products to be launched late in 2013.

Purchased Intangibles Amortization

In the third quarter of 2012, the Company recorded a one-time $4 million charge to purchased intangibles amortization related to the discontinuance of a product trade name intangible asset.

Litigation Provisions

The Company made a $3 million litigation payment in the second quarter of 2012 to settle a complaint that was filed against the Company alleging patent infringement.

Other Expense, Net

The Company recorded a $1.6 million charge in the second quarter of 2013 for an other-than-temporary impairment to an investment.

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

The Company’s effective tax rate for the quarter was 13.0% and 14.4% for 2013 and 2012, respectively. The Company’s effective tax rate year-to-date was 3.9% and 14.7% for 2013 and 2012, respectively. The year-to-date income tax provision for 2013 included a net $31 million tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 10.6 percentage points year-to-date in 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2013 and 2012 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Net income	$308,421	$285,499
Depreciation and amortization	58,255	51,225
Stock-based compensation	23,985	21,687
Deferred income taxes	(11,181)	(9,382)
Change in accounts receivable	22,585	5,506
Change in inventories	(30,782)	(36,558)
Change in accounts payable and other current liabilities	(24,686)	(18,971)
Change in deferred revenue and customer advances	14,266	16,217
Other changes	(19,278)	2,404

Net cash provided by operating activities	341,585	317,627
Net cash used in investing activities	(329,366)	(298,851)
Net cash used in financing activities	(62,057)	(53,396)
Effect of exchange rate changes on cash and cash equivalents	(196)	6,923

Decrease in cash and cash equivalents	$(50,034)	$(27,697)

Cash Flow from Operating Activities

Net cash provided by operating activities was $342 million and $318 million in the nine months ended September 28, 2013 and September 29, 2012, respectively. The changes within net cash provided by operating activities in 2013 as compared to 2012 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2013 compared to 2012 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) increased to 74 days at September 28, 2013 from 73 days at September 29, 2012.

•	The 2013 and 2012 change in accounts payable and other current liabilities was a result of timing of payments to vendors. In addition, 2013 includes a decrease in accrued income taxes resulting from estimated U.S. tax payments and the reduction of income tax reserves as the Company resolved certain ongoing tax examinations.

•	Net cash provided from deferred revenue and customer advances in both 2013 and 2012 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $329 million and $299 million in 2013 and 2012, respectively. Additions to fixed assets and capitalized software were $93 million and $73 million year-to-date in 2013 and 2012, respectively. The capital expenditures for 2013 and 2012 include $36 million and $23 million, respectively, of construction costs associated with multi-year projects, primarily in the United Kingdom to consolidate certain existing primary MS research, manufacturing and distribution locations. During 2013 and 2012, the Company purchased $2,271 million and $1,385 million of investments year-to-date, while $2,061 million and $1,190 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $26 million and $31 million year-to-date in 2013 and 2012, respectively.

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

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

Year-to-date, the Company’s total debt borrowings increased by $116 million and $156 million in 2013 and 2012, respectively. As of September 28, 2013, the Company had a total of $1,294 million in outstanding debt, which consisted of $400 million in outstanding notes, $300 million borrowed under the term loan facility under the 2013 Credit Agreement, $585 million borrowed under revolving credit facilities under the 2013 Credit Agreement and $9 million borrowed under various other short-term lines of credit. At September 28, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs. It is the Company’s intention to pay the short-term portions of the outstanding revolving line of credit balance during the twelve months following the respective period end date. The remaining $460 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of September 28, 2013, the Company had a total amount available to borrow under the 2013 Credit Agreement of $513 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the first nine months of 2013 and 2012, the Company repurchased a total of 2.3 million and 2.8 million shares at a cost of $220 million and $229 million, respectively, under the May 2012 authorization and other previously announced programs. As of September 28, 2013, the Company had a total of $423 million authorized for future repurchases under the May 2012 program. In addition, the Company repurchased $6 million of common stock during both 2013 and 2012 related to the vesting of restricted stock units.

The Company received $35 million and $21 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2013 and 2012, respectively.

The Company had cash, cash equivalents and investments of $1,699 million as of September 28, 2013. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with approximately $1,670 million held by foreign subsidiaries at September 28, 2013. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt and interest, finance potential U.S. acquisitions and continue to repurchase shares under the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

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

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2013. The Company reviewed its contractual obligations and commercial commitments as of September 28, 2013 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the nine months ended September 28, 2013, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2013, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

The Company is in the process of consolidating its facilities in the United Kingdom into one new facility, which is expected to cost up to $20 million to finish construction. The Company believes it can fund the construction of this facility with cash flow from operations and its borrowing capacity from committed credit facilities.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 28, 2013. The Company did not make any changes in those policies during the nine months ended September 28, 2013.

New Accounting Pronouncements

Please refer to Note 13, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of new product launches and the associated costs, such as the amortization expense related to UNIFI; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of foreign currency translation on financial results; the impact and outcome of the Company’s various ongoing tax audit examinations; future changes in unrecognized tax benefits and related net interest and penalties; the impact of unexpected shifts in income between tax jurisdictions; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures (including facility expansion and consolidation projects, particularly in the U.K.), service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in succession planning, as the Company’s chief executive officer has announced his intention to retire by the end of August 2015.

•	Current global economic, sovereign and political conditions and uncertainties; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

There have been no material changes in the Company’s market risk during the nine months ended September 28, 2013. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended September 28, 2013 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 26, 2013. The Company reviewed its risk factors as of September 28, 2013 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended September 28, 2013 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 to July 27, 2013	—	$—	—	$478,242
July 28 to August 24, 2013	—	$—	—	$478,242
August 25 to September 28, 2013	541	$101.88	541	$423,163

Total	541	$101.88	541	$423,163

(1)	The Company purchased 0.5 million shares of its outstanding common stock in the quarter ended September 28, 2013 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Bylaws of Waters Corporation, dated as of October 16, 2013.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ JOHN ORNELL
John Ornell
Vice President, Finance and Administration and Chief Financial Officer

Date: November 1, 2013