Form 10-K
period 2013-12-31
WATERS CORP /DE/
filed 2014-02-27
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2013: $8,523,967,000.

Indicate the number of shares outstanding of the registrant’s common stock as of February 21, 2014: 85,176,112

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments, and are typically purchased by customers as part of the instrument system.

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

Business Segments

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division. The Company operates in the analytical instruments industry by designing, manufacturing, distributing and servicing instrument systems, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. The Company’s two operating segments, Waters Division and TA Division, have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two operating segments have been aggregated into one reporting segment for financial statement purposes.

Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas is set forth in Note 15 in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover new levels of scientific information. While offering significant performance advantages, ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2011, the Company introduced the ACQUITY UPLC® I-Class instrument system. The ACQUITY UPLC I-Class provides a powerful solution to a critical need by successfully analyzing compounds that are limited in amount or availability amid a complex matrix. The ACQUITY UPLC I-Class system maximizes peak capacity to enhance MS sensitivity; it provides low sample carryover, complementing MS sensitivity and extending MS linear dynamic range; and it has been purposefully engineered for low dispersion. In 2012, the Company introduced UltraPerformance Convergence ChromatographyTM (“UPC2® ”) with the release of the ACQUITY® UPC2® system. This new technology marries the unrealized potential of supercritical fluid chromatography (“SFC”) with the proven UPLC technology, using carbon dioxide as the primary mobile phase. By varying mobile phase strength, pressure, temperature and stationary phase with UPC2, a user can separate, detect and quantify structural analogs, isomers, enantiomeric and diasteriomeric mixtures – all compounds or samples that challenge today’s laboratories. In 2013, the Company introduced the ACQUITY® Advanced Polymer Chromatography® (“APCTM”) system. This system delivers improved polymer peak resolution, particularly for low molecular weight polymers and oligomers, up to 20 times faster than traditional gel permeation chromatography. In 2013, the Company also introduced the ACQUITY® QDaTM Detector, which facilitates obtaining mass spectral measurements from chromatographic separations utilizing a compact and easy to operate detector module.

Waters manufactures LC instruments that are offered in configurations that allow for varying degrees of automation, from component configured systems for academic teaching and research applications to fully automated systems for regulated testing, and that have a variety of detection technologies, from ultra-violet (“UV”) absorbance to MS, optimized for certain analyses. The Company also manufactures tailored LC systems for the analysis of biologics, as well as an LC detector utilizing evaporative light scattering technology to expand the usage of LC to compounds that are not amenable to UV absorbance detection.

The primary consumable products for LC are chromatography columns. These columns are packed with separation media used in the LC testing process and are typically replaced at regular intervals. The chromatography column contains one of several types of packing material, typically stationary phase particles made from silica. As the sample flows through the column, it is separated into its constituent components.

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of the few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2013, the Company introduced the CORTECSTM family of 1.6 micron solid-core UPLC columns to further extend the application range and performance of its UPLC offerings.

The Company’s chemistry consumable products also include environmental and nutritional safety testing products. Environmental laboratories use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In addition, the Company provides tests to identify and quantify mycotoxins (biological contaminants) in various agricultural commodities. These test kits provide reliable, quantitative detection of particular mycotoxins through the choice of fluorimetry, HPLC or LC-MS.

Mass Spectrometry and Liquid Chromatography-Mass Spectrometry

MS is a powerful analytical technology that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of individual molecules that have been converted into ions.

The Company believes it is a technology and market leader in the development, manufacture, sale and distribution of MS instruments. These instruments are typically integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time-of-flight (“Tof”), magnetic sector and ion mobility technologies. Furthermore, these technologies are often used in tandem to maximize the efficacy of certain experiments.

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

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. In 2013, the Company introduced the ACQUITY QDa Detector, a compact and easy to operate mass spectrometric module that further supports the broader usage of mass detection for routine LC applications. Larger quadrupole systems, such as the Xevo® TQ and Xevo® TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-TofTM”) instruments, such as the Company’s SYNAPT® G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2011, the Company introduced the SYNAPT® G2-S HDMS instrument system. The SYNAPT G2-S incorporates both high sensitivity Waters StepWaveTM ion transfer optics and Triwave® ion mobility technologies along with a suite of new informatics tools to enhance qualitative and quantitative high resolution performance. In 2012, the Company introduced the Xevo® G2-S Q-TofTM and Xevo® G2-S Tof mass spectrometers, bringing StepWave ion technology to its bench-top time-of-flight mass spectrometers. In 2013, the Company introduced the SYNAPT G2-Si, which combines the unique power of travelling wave (“T-WaveTM”) ion mobility separations with new data acquisition and informatics technologies, and collision cross-section measurements.

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

Based upon reports from independent marketing research firms and publicly-disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and LC-MS instrument systems, chromatography columns and other consumables and related services. The Company also believes that it has the leading combined LC and LC-MS market share in the United States, Europe and Asia (excluding Japan), and believes it may have a market share position in Japan that ranks second to an established domestic supplier.

The Company has been a developer and supplier of software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments. The Company recently introduced a new UNIFI® software platform. The UNIFI Scientific Information System is the culmination of a multi-year effort to substantially bring all of Waters’ preexisting, disparate software systems under one operating system. UNIFI joins Waters’ suite of informatics products – Empower®, Chromatography Data Software, MassLynx® Mass Spectrometry Software and NuGenesis® Scientific Data Management System, each of which is used daily to support innovations within world-leading institutions. UNIFI is the industry’s first comprehensive software that seamlessly integrates UPLC chromatography, mass spectrometry, and informatics data workflows.

In July 2012, the Company acquired Blue Reference, Inc. (“Blue Reference”), a U.S.-based developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash. The Company has integrated the Blue Reference technology into software product platforms to further differentiate its offerings by providing customers with a more efficient scientific information assessment process, where there is an ongoing need for immediacy and interactivity of multiple scientific databases.

In August 2013, the Company acquired Nonlinear Dynamics Ltd. (“Nonlinear Dynamics”), a developer of proteomics and metabolomics software, for approximately $23 million in cash. Waters and Nonlinear Dynamics collaborated on the development of the Company’s TransOmics™ Informatics, a scalable solution for proteomics, metabolomics, and lipidomics analysis, which was introduced in 2012. The Company will integrate the Nonlinear Dynamics technology into current and future software product platforms.

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

The servicing and support of instruments, software and accessories is an important source of revenue and represents over 25% of sales for the Waters Division. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer training and performance validation services. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

In January 2012, the Company acquired Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a wide range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. Key products developed by Baehr include horizontal, optical and quenching dilatometer systems that measure thermal expansion to high temperatures with high precision, high temperature viscometers, and high temperature TGA/DTA systems. Baehr systems provide critical information to researchers that develop materials for use in a wide range of industries, including electronics, energy, automotive, and aerospace.

In July 2013, the Company acquired Scarabaeus Mess-und Prodktionstechnik GmbH (“Scarabaeus”), a manufacturer of rheometers for the rubber and elastomer markets, for approximately $4 million in cash. Key products developed by Scarabaeus include a Mooney Viscometer, Moving Die Rheometer (MDR), Rubber Process Analyzer (RPA) and automated density and hardness testers. The RPA includes many test features and analysis functions that are being used in the latest research and development efforts for rubber and materials technology.

In December 2013, the Company acquired Expert Systems Solutions S.r.l. (“ESS”), a manufacturer of advanced thermal analysis instruments, for approximately $3 million in cash. ESS manufactures a variety of heating microscopes, optical dilatometers and optical fleximeters, with a particular focus on the ceramics industry.

In December 2013, the Company acquired the net assets of LaserComp Inc. (“LaserComp”), a manufacturer of thermal conductivity measurement instruments, for approximately $12 million in cash. LaserComp’s FOX line of durable thermal conductivity test instruments is used by many of the world’s leading insulation manufacturers.

In January 2014, the Company acquired ULSP B.V. (“ULSP”), a manufacturer of solutions for ultra low temperature applications, for approximately $3 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications.

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

Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of governmental, academic and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to leading universities and governmental agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2013, 52% of the Company’s sales were to pharmaceutical accounts, 33% to other industrial accounts and 15% to governmental agencies and academic institutions.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2013, 2012 and 2011, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the technologies offered by the Company. Across these product technologies, using respective specialized sales and service forces, the Company serves its customer base with 93 sales offices throughout the world as of December 31, 2013 and approximately 3,000 field representatives in 2013, 2012 and 2011. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house, technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing and Distribution

The Company provides high product quality by overseeing each stage of the production of its instruments, columns and chemical reagents.

The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains quality management and environmental management systems in accordance with the requirements of ISO 9001:2008, ISO 13485:2003 and ISO 14001:2004, and adheres to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that can meet the Company’s quality requirements. In addition, the Company outsources the manufacturing of certain LC instrument systems and components to well-established contract manufacturing firms in Singapore. The Company’s Singapore entity manages all Asian outsourced manufacturing as well as the distribution of all products from Asia. The Company continues to pursue outsourcing opportunities as they may arise but believes it maintains adequate supply chain and manufacturing capabilities in the event of disruption or natural disasters.

The Company manufactures certain SFC/SFE products in its facility in Pittsburgh, Pennsylvania. The Pittsburgh facility is aligned with the policies and procedures for product manufacturing and distribution as adhered to in the Milford, Massachusetts facility and is under the same structural leadership organization.

The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland, where it processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2008. The Wexford facility is certified to ISO 9001:2008 and ISO 13485:2003. VICAM® manufactures antibody resin and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. Environmental Resource Associates manufactures environmental proficiency kits in Golden, Colorado.

The Company manufactures and distributes its MS products at its facilities in Cheshire, England, Manchester, England, Wilmslow, England and Wexford, Ireland. In early 2014, the Company completed the construction of its new facility in Wilmslow, England and is in the process of consolidating and moving its Cheshire and Manchester facilities to this new location. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities, where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2008 and ISO 13485:2003.

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Saugus, MA, Lindon, Utah, Huellhorst, Germany, Wetzlar, Germany and Modena, Italy facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2008 standards.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. These rules are likely to impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update its existing product offering. The Company’s research and development expenditures for 2013, 2012 and 2011 were $101 million, $96 million and $92 million, respectively. Nearly all of the Company’s current LC products are developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2013, 2012 and 2011, there were 824, 777 and 741 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurances that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 6,000, 5,900 and 5,700 employees at December 31, 2013, 2012 and 2011, respectively, with approximately 43% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

Competition

The analytical instrument systems, supplies and services market is highly competitive. The Company encounters competition from several worldwide manufacturers and other companies in both domestic and foreign markets for each of its three primary technologies. The Company competes in its markets primarily on the basis of product performance, reliability, service and, to a lesser extent, price. Competitors continuously introduce new products and have instrument businesses that are generally more diversified than the Company’s business. Some competitors have greater financial resources and broader distribution than the Company’s.

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

The market for consumable LC products, including separation columns, is highly competitive and generally more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column sorbents and small specialized companies that primarily pack purchased sorbents into columns and subsequently package and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns and distributes its own products. The Company competes in this market on the basis of reproducibility, reputation, performance and, to a lesser extent, price. The Company’s principal competitors for consumable products include: Phenomenex, Inc., Sigma Aldrich, Agilent Technologies, Inc., General Electric Company, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instruments.

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

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2012, the Company published a sustainability report identifying the various actions and behaviors the Company has adopted concerning its commitment to both the environment and the broader topic of social responsibility. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business, for more information on the potential significance of climate change legislation. See also Note 15 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of new product launches and the associated costs, such as the amortization expense related to UNIFI; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of foreign currency translation on financial results; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•

The risks inherent in succession planning, as the Company’s chief executive officer has announced his intention to retire by the end of 2015 and the Company’s former chief financial officer has transitioned to a reduced workload and resigned as the Company’s chief financial officer as of February 1, 2014.

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

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, the following:

Global economic conditions may decrease demand for the Company’s products and harm the Company’s financial results.

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

The demand for the Company’s products is dependent upon the size of the markets for its LC, LC-MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly affecting drug, food and drinking water testing; funding available to governmental, academic and research institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. There can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 52% and 53% of the Company’s net sales in 2013 and 2012, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Disruption in worldwide financial markets could adversely impact the Company’s access to capital and financial condition.

Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption in recent years, including, among other things, sharp increases in the cost of new capital, credit rating downgrades and bailouts, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. There can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash, utilize its existing syndicated bank credit facility funded by such financial institutions, and impair its ability to access sources of new capital. The Company’s cost of any new capital raised and interest expense would increase if this were to occur.

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

The Company had approximately $1,323 million in debt and $1,804 million in cash, cash equivalents and investments as of December 31, 2013. As of December 31, 2013, the Company also had the ability to borrow an additional $483 million from its existing, committed credit facilities. Most of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential U.S. acquisitions and continue authorized stock repurchase programs in the U.S. A majority of the Company’s cash is generated from foreign operations, with $1,738 million of the Company’s cash held by foreign subsidiaries, and may be subject to material tax effects on distribution to U.S. legal entities. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through (1) cash from U.S. operations, (2) efficient, cost-effective and timely distribution of cash from non-U.S. subsidiaries, (3) the Company’s ability to access its existing cash and revolving credit facility and (4) other sources of capital obtained at an acceptable cost.

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

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Cheshire, England, Manchester, England, Wilmslow, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware and other instruments and consumables at various other locations as a result of the Company’s acquisitions. In early 2014, the Company completed the construction of its new facility in Wilmslow, England and is in the process of consolidating and moving its Cheshire and Manchester facilities to this new location. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

The Company’s international operations may be negatively affected by foreign political and regulatory changes, related to either a specific country or a larger region. Currency and economic disruptions and foreign currency exchange rate fluctuations could have a material adverse effect on the Company’s results of operations or financial condition.

Approximately 71% of the Company’s net sales in both 2013 and 2012 were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom, as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political, regulatory and economic environment, in particular, the financial difficulties and debt burden experienced by a number of European countries; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies, particularly the Euro, Japanese yen and British pound, could have a material adverse effect or benefit on the Company’s results of operations or financial condition.

The loss of key members of management and the risks inherent in succession planning could adversely affect the Company’s results of operations or financial condition.

The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. In August 2013, the Company’s chief executive officer announced his intention to retire as chief executive officer of the Company by the end 2015. In addition, the Company’s former chief financial officer has transitioned to a reduced workload and resigned as the Company’s chief financial officer as of February 1, 2014. If, for any reason, other such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

Failure to adequately protect intellectual property could have materially adverse effects on the Company’s results of operations or financial condition.

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

Certain components or modules of the Company’s LC and MS instruments are manufactured by outside contractors, including the manufacturing of LC instrument systems and related components by contract manufacturing firms in Singapore. Disruptions of service by these outside contractors could have an adverse effect on the supply chain and the financial results of the Company. A prolonged inability to obtain these components or modules could have an adverse effect on the Company’s financial condition or results of operations.

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

Disruption, cyber attack or unforeseen problems with the security, maintenance or upgrade of the Company’s information and web-based systems could have an adverse effect on the Company’s operations and financial condition.

The Company relies on its technology infrastructure and that of its software and banking partners, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make electronic wire and check based payments and otherwise conduct business. The Company’s technology infrastructure may be vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, unauthorized access to customer or employee data, unauthorized access to and funds transfers from Company bank accounts and other attempts to harm the Company’s systems. Any prolonged disruption to the Company’s technology infrastructure, at any of its facilities, could have a material adverse effect on the Company’s results of operations or financial condition.

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

Another potential effect of climate change is an increase in the severity of global weather conditions. The Company’s manufacturing facilities are located in the United States, United Kingdom and Ireland. In addition, the Company manufactures a growing percentage of its HPLC, UPLC and MS products in both Singapore and Ireland. Severe weather conditions, including earthquakes, hurricanes and/or tsunamis, could potentially cause significant damage to the Company’s manufacturing facilities in each of these countries. The effects of such damage and the resulting disruption of manufacturing operations could have a material adverse impact on the financial results of the Company.

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

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. These rules are likely to impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Waters operates 23 United States facilities and 78 international facilities, including field offices. In early 2014, the Company completed the construction of its new facility in Wilmslow, England and is in the process of consolidating and moving its Cheshire, England and Manchester, England facilities to this new location. This new facility will consolidate existing primary MS research, manufacturing and distribution locations and the Company believes that this new building and its other existing facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Milford, MA	M, R, S, D, A	Owned
Saugus, MA	M, R, S, D, A	Leased
Taunton, MA	M, R	Owned
Nixa, MO	M, S, D, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Cheshire, England	M, R, D, A	Leased
Manchester, England	M, R, S, A	Leased
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Wetzlar, Germany	M, R, S, D, A	Leased
Wexford, Ireland	M, R, D, A	Owned
Modena, Italy	M, R, S, D, A	Leased
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 14 field offices in the United States and 64 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International
Irvine, CA	Australia	Japan
Pleasanton, CA	Austria	Korea
Schaumburg, IL	Belgium	Mexico
Wood Dale, IL	Brazil	Netherlands
Columbia, MD	Canada	Norway
Beverly, MA	Czech Republic	People’s Republic of China
Ann Arbor, MI	Denmark	Portugal
Durham, NC	Finland	Poland
Morrisville, NC	France	Puerto Rico
Parsippany, NJ	Germany	Spain
Westlake, OH	Hungary	Sweden
Plymouth Meeting, PA	India	Switzerland
Bellaire, TX	Ireland	Taiwan
Spring, TX	Israel	United Kingdom
Italy

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 65, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003,

Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board and a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation. In August 2013, Mr. Berthiaume communicated his intention to retire as Chief Executive Officer of the Company by the end of 2015.

Arthur G. Caputo, 62, has been Executive Vice President since March 2003 and President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Mark T. Beaudouin, 59, has been Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

Eugene G. Cassis, 57, was elected by the Board of Directors of the Company to serve as the interim Chief Financial Officer, effective February 1, 2014. Mr. Cassis most recently served as Corporate Vice President of Worldwide Business Development and Investor Relations and has been with the Company for 33 years. Mr. Cassis has an extensive background in many financial, operational and technical areas of the Company and has held several senior positions with Waters, including President of Nihon Waters K.K., Tokyo, Japan and Liquid Chromatography — Mass Spectrometry (LC-MS) Business Unit Manager.

Elizabeth B. Rae, 56, has been Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters in January 1996 as Director of Worldwide Compensation. Prior to joining Waters she held senior human resources positions in retail, healthcare and financial services companies.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 22, 2014, the Company had 146 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the immediate future. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2013, 2012 or 2011.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2008 (the last day of public trading of the Company’s common stock in fiscal year 2008) through December 31, 2013 (the last day of public trading of the common stock in fiscal year 2013) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2008

AMONG WATERS CORPORATION, NYSE MARKET INDEX AND SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS

	2008	2009	2010	2011	2012	2013
WATERS CORPORATION	100.00	169.06	212.03	202.05	237.71	272.85
NYSE MARKET INDEX	100.00	128.28	145.46	139.87	162.23	204.87
SIC CODE INDEX	100.00	148.19	209.92	174.77	229.97	328.27

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low
March 31, 2012	$94.03	$73.71
June 30, 2012	$93.99	$76.15
September 29, 2012	$85.24	$74.66
December 31, 2012	$89.33	$78.89
March 30, 2013	$94.96	$86.22
June 29, 2013	$101.90	$88.24
September 28, 2013	$107.73	$98.16
December 31, 2013	$106.48	$95.25

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2013 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 29 to October 26, 2013	—	$—	—	$423,166
October 27 to November 23, 2013	535	$100.81	535	$369,238
November 24 to December 31, 2013	220	$97.50	220	$347,788

Total	755	$99.85	755	$347,788

(1)	The Company purchased an aggregate of 3.1 million shares of its outstanding common stock in 2013 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6: Selected	Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2013, 2012, 2011, 2010 and 2009. The Company’s financial statements as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013 are included in Item 8, Financial Statements and Supplementary Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
Net sales	$1,904,218	$1,843,641	$1,851,184	$1,643,371	$1,498,700
Income from operations before income taxes	$490,105	$487,625	$509,252	$437,863	$386,652
Net income	$450,003	$461,443	$432,968	$381,763	$323,313
Net income per basic common share	$5.27	$5.25	$4.77	$4.13	$3.37
Weighted-average number of basic common shares	85,426	87,841	90,833	92,385	95,797
Net income per diluted common share	$5.20	$5.19	$4.69	$4.06	$3.34
Weighted-average number of diluted common shares and equivalents	86,546	88,979	92,325	94,057	96,862
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and investments	$1,803,670	$1,539,025	$1,281,351	$946,419	$630,257
Working capital, including current maturities of debt	$2,068,723	$1,753,484	$1,340,241	$1,200,791	$777,808
Total assets	$3,582,629	$3,168,150	$2,723,234	$2,327,670	$1,907,931
Long-term debt	$1,190,000	$1,045,000	$700,000	$700,000	$500,000
Stockholders’ equity	$1,763,173	$1,467,357	$1,226,578	$1,068,797	$848,949
Employees	5,965	5,860	5,672	5,381	5,216

Item 7: Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results are as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			% change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Product sales	$1,312,503	$1,280,507	$1,322,136	2%	(3%)
Service sales	591,715	563,134	529,048	5%	6%

Total net sales	1,904,218	1,843,641	1,851,184	3%	—
Total cost of sales	783,456	737,614	730,493	6%	1%

Gross profit	1,120,762	1,106,027	1,120,691	1%	(1%)
Gross profit as a % of sales	58.9%	60.0%	60.5%

Selling and administrative expenses	492,965	477,270	490,011	3%	(3%)
Research and development expenses	100,536	96,004	92,347	5%	4%
Purchased intangibles amortization	9,918	13,829	9,733	(28%)	42%
Litigation provisions	—	7,434	—	(100%)

Operating income	517,343	511,490	528,600	1%	(3%)
Operating income as a % of sales	27.2%	27.7%	28.6%

Other expense	(1,575)	—	—
Interest expense, net	(25,663)	(23,865)	(19,348)	8%	23%

Income from operations before income taxes	490,105	487,625	509,252	1%	(4%)
Provision for income taxes	40,102	26,182	76,284	53%	(66%)

Net income	$450,003	$461,443	$432,968	(2%)	7%

Net income per diluted common share	$5.20	$5.19	$4.69	—	11%

Sales increased 3% in 2013 as compared to 2012, with combined sales of chemistry consumables and services growing 4% and instrument system sales growing 2%. Instrument systems sales grew in 2013, as compared to the decline in 2012, as a result of increased demand in high-end mass spectrometry, core chromatography and TA instrument systems. In addition, instrument system sales benefited in 2013 from the introduction of the new ACQUITY® UPC2® system, ACQUITY® Advanced Polymer Chromatography® (“APCTM”) system and ACQUITY® QDaTM Detector. The effect of foreign currency translation negatively impacted 2013 sales by 2% across all products and services, primarily due to a 22% weakening of the Japanese yen as compared to the U.S. dollar during 2013 as compared to 2012. Acquisitions had an insignificant impact on both 2013 and 2012 sales.

Sales were flat in 2012 as compared to 2011, as a 4% increase in combined sales of chemistry consumables and services was offset by a 4% decrease in instrument system sales. The decline in instrument system sales in 2012 was generally attributable to timing of capital spending by our customers across all regions, except China. The effect of foreign currency translation negatively impacted sales by 2% in 2012 and increased sales 3% in 2011.

Sales to pharmaceutical customers grew 1% in both 2013 and 2012. Combined sales to industrial and environmental customers increased 6% in 2013 and decreased 2% in 2012. Combined global sales to governmental and academic customers increased 8% in 2013 and decreased 4% in 2012. The increases in sales in 2013 were primarily due to higher customer demand for instrument systems. The increase in sales to pharmaceutical customers in 2012 was primarily a result of increased spending on chemistry consumables and services, while the decreased sales to other customers in 2012 were primarily attributable to timing of capital spending by our customers as a result of uncertain global economic conditions and the weakening of the Euro and Indian rupee.

The 1% increase in operating income in 2013 as compared to 2012 was primarily due to the increase in sales volume offset by the negative effects of foreign currency translation, which decreased 2013 operating profit by approximately $27 million, and the increase in amortization expense from the UNIFI® software. In addition, the comparability of 2013 operating income with 2012 operating income was impacted by the 2012 one-time litigation provisions and purchased intangible amortization expense related to the discontinuance of a product trade name intangible asset.

The decrease in operating income in 2012 as compared to 2011 was primarily due to one-time charges included in purchased intangibles amortization and litigation provisions, and the effects of foreign currency translation. Foreign currency translation decreased 2012 operating profit by approximately $14 million and increased 2011 operating profit by approximately $26 million.

Net income per diluted share was primarily impacted by the following factors in 2013, 2012 and 2011:

•	Foreign currency translation decreased net income per diluted share by $0.27 in 2013 and $0.14 in 2012, and added $0.24 to net income per diluted share in 2011.

•

In 2013, the Company recorded a $31 million net tax benefit related to the completion of tax audit examinations. In addition, a $3 million benefit related to the research and development tax credit (“R&D Tax Credit”) for the 2012 tax year was recorded in the first quarter of 2013. These tax benefits added $0.39 per diluted share in 2013.

•

In 2012, the Company refinanced certain of its inter-company debt arrangements, which enabled the Company to record a $36 million tax benefit related to the recognition of a deferred tax asset associated with a non-U.S. net operating loss carryforward. In 2012, the Company also recorded a $6 million tax benefit related to tax audit settlements in the U.S. These tax benefits added $0.48 per diluted share in 2012.

•

The impact of lower weighted-average shares outstanding resulting from the Company’s share repurchase program, offset by the incremental interest expense on borrowings to repurchase those shares, increased net income per diluted share $0.11, $0.14 and $0.01 in 2013, 2012 and 2011, respectively. The Company plans to continue the share repurchase program in 2014.

Net cash provided by operating activities was $485 million, $449 million and $497 million in 2013, 2012 and 2011, respectively. The $36 million increase in operating cash flow in 2013 when compared to 2012 was primarily a result of the timing of cash receipts from customers, which improved days-sales-outstanding (“DSO”) by 2 days at December 31, 2013 as compared to December 31, 2012, and the timing of payments to vendors. The $48 million decrease in operating cash flow in 2012 when compared to 2011 was primarily a result of the timing of cash receipts from customers, payments in 2012 of amounts earned under the Company’s 2011 management incentive plans, higher U.S. tax payments and a $3 million litigation payment.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $118 million, $105 million and $85 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2013, 2012 and 2011 include multi-year construction projects to accommodate future growth. The construction of the new $78 million research, manufacturing and distribution facility in Wilmslow, England was completed in early 2014. The Company expects to incur moving costs, as well as duplicate facility costs for a period of time, in 2014 as the Company exits and sells the existing facilities. The Company believes it has planned this major relocation of its operations in the U.K. so that the Company’s operations will not be disrupted; however, there can be no assurances that the Company’s operations and financial results will not be impacted in the near future as a result of this move.

In January 2014, the Company acquired ULSP B.V. for approximately $3 million in cash. In 2013, the Company acquired Scarabaeus Mess-und Prodktionstechnik GmbH, Nonlinear Dynamics Ltd., Expert Systems Solutions S.r.l. and LaserComp Inc. for a total of $41 million, net of cash acquired. These acquisitions are expected to add approximately $14 million to the Company’s sales in 2014 and be accretive to earnings per share. In 2012, the Company acquired its Israeli sales and service distributor, Baehr Thermoanalyse GmbH and Blue Reference, Inc. for a total of $31 million, net of cash acquired and including the assumption of $1 million of debt. The Company acquired Anter Corporation for $11 million in cash in 2011. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company received $69 million, $29 million and $60 million of proceeds from stock plans in 2013, 2012 and 2011, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2013, 2012 and 2011, the Company repurchased $295 million, $290 million and $364 million of the Company’s outstanding common stock, respectively, under the May 2012 authorization and other previously announced programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits. In June 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”) that provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date. The Company used the proceeds from the 2013 Credit Agreement to repay the outstanding amounts under the Company’s existing multi-borrower credit agreement dated July 2011 (the “2011 Credit Agreement”), which was terminated early without penalty.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,			% change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net Sales:
United States	$557,734	$531,912	$530,606	5%	—
Europe	573,786	549,341	574,770	4%	(4%)
Asia:
China	240,535	212,701	175,409	13%	21%
Japan	170,115	207,340	211,893	(18%)	(2%)
Asia Other	216,229	215,612	222,082	—	(3%)

Total Asia	626,879	635,653	609,384	(1%)	4%
Other	145,819	126,735	136,424	15%	(7%)

Total net sales	$1,904,218	$1,843,641	$1,851,184	3%	—

In 2013, sales increased in all major regions on stronger customer demand for instrument systems, except for Japan, where the effect of foreign currency translation decreased sales 18%. The increase in sales in the U.S. in 2013 was driven by industrial and environmental customers, while the increase in Europe was driven by governmental and academic customers. China’s 2013 sales growth was broad-based across all product and customer classes, while sales in the rest of Asia were flat. The increase in the rest of the world’s sales in 2013 was broad-based across all product and customer classes.

In 2012, sales were lower in all major regions on weak customer spending from weak economic conditions, except for the U.S., which remained flat, and Asia, where China’s sales grew 21% as compared to 2011. The decline in Europe’s sales in 2012 was due to a 6% negative effect of foreign currency translation. The decline in the rest of the world’s sales in 2012 was due to lower demand of instrument systems from pharmaceutical, governmental and academic customers.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,						% change
	2013	% of Total	2012	% of Total	2011	% of Total	2013 vs. 2012	2012 vs. 2011
Waters instrument systems	$840,608	50%	$828,458	51%	$878,367	53%	1%	(6%)
Chemistry	304,130	18%	294,787	18%	292,506	18%	3%	1%

Total Waters Division product sales	1,144,738		1,123,245		1,170,873		2%	(4%)
Waters service	532,323	32%	509,412	31%	480,553	29%	4%	6%

Total Waters Division net sales	$1,677,061	100%	$1,632,657	100%	$1,651,426	100%	3%	(1%)

Waters instrument system sales (LC and MS technology-based) increased in 2013, which was primarily attributable to higher sales of UPLC®-mass spectrometry systems, driven by Xevo® and SYNAPT® instrument systems. In addition, instrument system sales benefited in 2013 from the introduction of the new ACQUITY UPC2 system, ACQUITY APC system and the recent introduction of the ACQUITY QDa Detector. The decrease in instrument systems sales in 2012 was primarily attributable to the timing of capital spending by our customers as a result of uncertain global economic conditions and the weakening of both the Euro, which impacted sales due to the effect of foreign currency translation, and Indian rupee, which effectively increased the price of the systems for certain customers. Chemistry consumables sales increased in both 2013 and 2012 on the uptake in ACQUITY columns, as well as the new CORTECSTM columns introduced in 2013. Waters Division service sales increased in both 2013 and 2012 due to increased sales of service plans and higher service demand billings to a higher installed base of customers. The effect of foreign currency translation decreased Waters Division sales across all products and services by 2% in both 2013 and 2012. The Nonlinear Dynamics acquisition had an insignificant impact on the Waters Division sales in 2013.

In 2013, Waters Division sales increased 4% in both the U.S. and Europe, while sales decreased 2% in Asia and increased 12% in the rest of the world. Waters Division sales in China increased 13% in 2013 across all product and customer classes. The 2013 growth in China was offset by an 18% decrease in sales in Japan, which was largely due to a 22% weakening of the Japanese yen as compared to the U.S. dollar. The increase in Waters Division sales in the rest of the world was broad-based across most product and customer classes.

In 2012, Waters Division sales increased 3% in Asia, while sales were flat in the U.S and decreased 5% in Europe and 6% in the rest of the world. Asia experienced double-digit sales growth rates in China in 2012, particularly in the pharmaceutical, governmental, industrial and chemical analysis markets. The 2012 growth in China was offset by a decline in capital expenditures by customers in India, mostly due to lower HPLC instrument systems sales as a weaker Indian rupee increased the price of these systems, which are priced in U.S. dollars. The decline in Europe’s sales was due to a 6% negative effect of foreign currency translation.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,						% change
	2013	% of Total	2012	% of Total	2011	% of Total	2013 vs. 2012	2012 vs. 2011
TA instrument systems	$167,765	74%	$157,262	75%	$151,263	76%	7%	4%
TA service	59,392	26%	53,722	25%	48,495	24%	11%	11%

Total TA net sales	$227,157	100%	$210,984	100%	$199,758	100%	8%	6%

The increase in TA instrument system sales in both 2013 and 2012 was primarily a result of higher demand for instrument systems from TA’s industrial customers, as well as revenue associated with the shipment of the new Discovery instrument systems. TA service sales increased in both 2013 and 2012 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 1% in both 2013 and 2012. Recent acquisitions added approximately 1% to TA’s sales in 2013 and 4% in 2012. TA’s 2013 sales increased in each territory, except for Japan, where the effects of foreign currency translation negatively impacted sales due to the weakening of the Japanese yen as compared to the U.S. dollar. TA’s 2012 sales increased in the U.S., Europe and Asia, while sales to the rest of the world declined.

Gross Profit

Gross profit increased 1% in 2013 as compared to 2012, primarily due to changes in the product mix of instrument systems and higher manufacturing leverage from higher sales volumes being offset by the negative effects of foreign currency translation and the increase in amortization expense from the UNIFI software. Gross profit decreased 1% in 2012 as compared to 2011, due to changes in the product mix of instrument systems and the negative effects of foreign currency translation. Gross profit as a percentage of sales was 58.9%, 60.0% and 60.5% for 2013, 2012 and 2011, respectively.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, product mix, foreign currency translation, price and product costs of instrument systems and associated software platforms. The cost and amortization of capitalized software development costs for the Company’s UNIFI product may continue to affect the Company’s product mix and associated gross profit in 2014. The Company also expects that the impact of foreign currency translation should have a minimal effect on gross profit in 2014, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 3% in 2013 and decreased 3% in 2012. Selling and administrative expenses in 2013 were impacted by headcount additions and higher merit compensation, offset slightly by favorable foreign currency translation due to the weakness in the Japanese yen. The decrease in selling and administrative expenses in 2012 was a result of the favorable impact of foreign currency translation and lower incentive compensation in 2012 as compared to 2011. As a percentage of net sales, selling and administrative expenses were 25.9% for 2013 and 2012 compared to 26.5% for 2011.

Research and Development Expenses

Research and development expenses increased 5% and 4% in 2013 and 2012, respectively, primarily due to additional headcount and timing of development costs incurred on new products.

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

Interest Expense, Net

The increases in net interest expense in 2013 and 2012 were primarily attributable to an increase in average borrowings.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 23.25% and 0%, respectively, as of December 31, 2013. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rates were 8.2%, 5.4% and 15.0% in 2013, 2012 and 2011, respectively. The income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the R&D Tax Credit was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 6.9 percentage points in 2013. The income tax provision for 2012 included a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward. In 2012, the Company also recorded a $6 million tax benefit related to tax audit settlements in the U.S. These tax benefits decreased the Company’s effective tax rate by 8.6 percentage points in 2012. Included in the income tax provision for 2011 is a $2 million tax benefit related to the reversal of a reserve for interest related to a tax audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.3 percentage points in 2011. The remaining differences between the effective tax rates for 2013, 2012 and 2011 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$450,003	$461,443	$432,968
Depreciation and amortization	79,695	68,831	66,387
Stock-based compensation	31,708	29,183	27,579
Deferred income taxes	169	(52,219)	(5,824)
Change in accounts receivable	(35,233)	(39,836)	(12,528)
Change in inventories	(11,389)	(10,930)	(8,707)
Change in accounts payable and other current liabilities	(28,127)	563	(11,845)
Change in deferred revenue and customer advances	8,512	11,005	2,630
Other changes	(10,462)	(18,760)	6,714

Net cash provided by operating activities	484,876	449,280	497,374
Net cash used in investing activities	(464,729)	(296,394)	(355,976)
Net cash used in financing activities	(64,588)	(66,535)	(60,422)
Effect of exchange rate changes on cash and cash equivalents	4,202	10,694	(5,484)

(Decrease) increase in cash and cash equivalents	$(40,239)	$97,045	$75,492

Cash Flow from Operating Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $485 million and $449 million in 2013 and 2012, respectively. The changes within net cash provided by operating activities in 2013 as compared to 2012 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•

The change in accounts receivable in 2013 compared to 2012 was primarily attributable to timing of payments made by customers and timing of sales in 2013 as compared to 2012. DSO was 69 days at December 31, 2013 and 71 days at December 31, 2012.

•	The 2013 increase in inventory levels can be attributed to the anticipation of the facility relocation in the U.K.

•

The 2013 change in accounts payable and other current liabilities was impacted by a $31 million decrease in accrued income taxes, due to the resolution of pending audits, as well as an increase in accounts payable and accrued commissions and management incentive compensation.

•

Net cash provided from deferred revenue and customer advances in both 2013 and 2012 was a result of an increase in new service contracts, as well as a higher installed base of customers renewing annual service contracts.

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

•

The change in accounts receivable in 2012 compared to 2011 was primarily attributable to timing of payments made by customers and timing of sales in 2012 as compared to 2011. DSO was 71 days at December 31, 2012 and 64 days at December 31, 2011.

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

Cash Used in Investing Activities

Net cash used in investing activities totaled $465 million, $296 million and $356 million in 2013, 2012 and 2011, respectively. Additions to fixed assets and capitalized software were $118 million, $105 million and $85 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2013, 2012 and 2011 included multi-year construction projects. The construction of the new research, manufacturing and distribution facility in Wilmslow, England was completed in early 2014 and the Company is in the process of consolidating and moving its Cheshire and Manchester facilities to this new location. As of December 31, 2013, the Company has spent a total of $78 million related to this project.

During 2013, 2012 and 2011, the Company purchased $3.0 billion, $1.8 billion and $1.7 billion of investments, respectively, while $2.7 billion, $1.7 billion and $1.5 billion of investments matured, respectively. Business acquisitions, net of cash acquired, were $41 million, $31 million and $11 million during 2013, 2012 and 2011, respectively.

Cash Used in Financing Activities

In June 2013, the Company entered into the 2013 Credit Agreement that provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date. The Company used $860 million of the proceeds from the 2013 Credit Agreement to repay the outstanding amounts under the 2011 Credit Agreement, which was terminated early and without penalty.

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2013, the Company was in compliance with all such covenants.

The Company issued and sold senior unsecured notes with a face value of $200 million in 2011. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default. As of December 31, 2013, the Company was in compliance with all such covenants.

During 2013, 2012 and 2011, the Company’s net debt borrowings increased by $146 million, $186 million and $225 million, respectively. As of December 31, 2013, the Company had a total of $1,323 million in outstanding debt, which consisted of $400 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the 2013 Credit Agreement, $615 million borrowed under revolving credit facility under the 2013 Credit Agreement and $8 million borrowed under various other short-term lines of credit. At December 31, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months. It is the Company’s intention to repay the short-term portions of the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. The remaining $490 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of December 31, 2013, the Company had a total amount available to borrow under existing credit agreements of $483 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2013, 2012 and 2011, the Company repurchased 3.1 million, 3.5 million and 4.5 million shares at a cost of $295 million, $290 million and $364 million, respectively, under the May 2012 authorization and other previously announced programs. As of December 31, 2013, the Company had purchased an aggregate of 4.3 million shares at a cost of $402 million under the May 2012 repurchase program, leaving $348 million authorized for future repurchases. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during each of the years ended December 31, 2013, 2012 and 2011.

The Company received $69 million, $29 million and $60 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2013, 2012 and 2011, respectively.

The Company had cash, cash equivalents and investments of $1,804 million as of December 31, 2013. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $1,738 million held by foreign subsidiaries at December 31, 2013. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

Management believes, as of the date of this report, that its financial position, particularly in the U.S., along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions. In addition, there have been no recent significant changes to the Company’s financial position, nor are there any anticipated changes, to warrant a material adjustment related to indefinitely reinvested foreign earnings.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Year (1)
	Total	2014	2015	2016	2017	2018	2019	After 2019
Notes payable and debt	$133,346	$133,346	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	65,516	15,205	11,768	10,465	10,205	7,656	6,985	3,232
Long-term debt	1,190,000	—	100,000	50,000	—	890,000	—	150,000
Operating leases	78,432	23,668	17,953	11,475	7,276	5,260	4,315	8,485

Total	$1,467,294	$172,219	$129,721	$71,940	$17,481	$902,916	$11,300	$161,717

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2013, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2013 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2014	2015	2016	2017	2018	2019	After 2019
Letters of credit	$1,513	$1,513	$—	$—	$—	$—	$—	$—

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2013 are immaterial.

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

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2014, the Company expects to contribute approximately $8 million to $10 million to the Company’s defined benefit plans.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of those unrecognized tax benefits associated with those reporting positions for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2013 were to become recognizable in the future, the Company would record a total reduction of approximately $25 million in its income tax provision.

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 2007, which are the periods that generally remain open to income tax audit examination by income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

During the year ended December 31, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax audit disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the year ended December 31, 2013, which reduced the provision for income taxes and increased net income for the year ended December 31, 2013 by $31 million. As of December 31, 2013, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. At December 31, 2013, the Company had current and long-term deferred revenue liabilities of $128 million and $21 million, respectively. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenues until a valid purchase order or master agreement is received, specifying fixed terms and prices. The Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination-based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

The Company’s method of revenue recognition for certain products requiring installation is accounted for in accordance with multiple-element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the best estimate of selling price of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the best estimate of selling price of installation based upon a number of factors, including hourly service billing rates and estimated installation hours.

Instrument service contracts are typically billed at the beginning of the maintenance period. The amount of the service contract is amortized ratably to revenue over the instrument maintenance period. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. No revenue is recognized until all revenue recognition criteria have been met.

Sales of software are accounted for in accordance with the accounting standards for software revenue recognition. The Company’s software arrangements typically include software licenses and maintenance contracts. Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and there are no significant post-delivery obligations remaining. The revenue associated with the software maintenance contract is recognized ratably over the maintenance term. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis. The Company uses the residual method to allocate software revenue when a transaction includes multiple elements and vendor specific objective evidence of fair value of undelivered elements exists. Under the residual method, the fair value of the undelivered element (maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license) and is recognized as revenue.

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2013 was $431 million, net of allowances for doubtful accounts and sales returns of $7 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2013 was recorded at its net realizable value of $243 million, which is net of write-downs of $18 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $239 million, $325 million and $350 million, respectively, as of December 31, 2013.

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

Warranty

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2013, the Company’s warranty liability was $13 million.

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing changes in temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

The accounting standards for income taxes require that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of those unrecognized tax benefits associated with those tax reporting positions for the time value of money. At December 31, 2013, the Company had unrecognized tax benefits of $25 million.

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

With respect to the specific claims referenced in Item 3, Legal Proceedings, of Part I of this Form 10-K, management of the Company to date has been able to make this determination and thus has recorded charges with respect to those claims. As developments occur in these matters and additional information becomes available, management of the Company will reassess the probability of any losses and of their range, which may result in its recording additional charges, which could materially impact the Company’s results of operations or financial position.

Pension and Other Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.94% for its U.S. benefit plans and 2.40% for its non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2013 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2013, the Company determined the weighted-average discount rate to be 4.82% for the U.S. benefit plans and 3.29% for the non-U.S. benefits plans.

A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

Stock-based Compensation

The accounting standards for stock-based compensation require that all share-based payments to employees be recognized in the statements of operations based on their fair values. The Company has used the Black-Scholes option pricing model to determine the fair value of its stock option awards. Under the fair-value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. These accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If factors change and the Company employs different assumptions in the application of these accounting standards, the compensation expense that the Company records in future periods may differ significantly from what the Company has recorded in the current period. The Company recognizes the expense using the straight-line attribution method.

As of December 31, 2013, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$41	3.5
Restricted stock units	42	3.7
Restricted stock	<1	0.9

Total	$83	3.6

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

The Company is primarily exposed to currency exchange-rate risk with respect to certain inter-company balances, forecasted transactions and cash flow, and net assets denominated in Euros, Japanese yen, British pounds and Singapore dollars. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. In addition, the Company utilizes derivative and non-derivative financial instruments to further reduce the net exposure to currency fluctuations.

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Singapore dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in cost of sales in the consolidated statements of operations. At December 31, 2013, 2012 and 2011, the Company held forward foreign exchange contracts with notional amounts totaling $104 million, $134 million and $161 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2013	December 31, 2012
Other current assets	$929	$1,173
Other current liabilities	$88	$693

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Realized gains (losses) on closed contracts	$8,666	$4,186	$(2,233)
Unrealized gains (losses) on open contracts	361	1,716	(1,035)

Cumulative net pre-tax gains (losses)	$9,027	$5,902	$(3,268)

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2013 would decrease pre-tax earnings by approximately $10 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as investments, and are held primarily in U.S. treasury bills, Canadian government U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2013 and December 31, 2012, $1,738 million out of $1,804 million and $1,489 million out of $1,539 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. As of December 31, 2013, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

The Company’s cash, cash equivalents and investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2013, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework 1992, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2014

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$440,796	$481,035
Investments	1,362,874	1,057,990
Accounts receivable, net	430,985	404,556
Inventories	242,800	229,565
Other current assets	78,800	84,580

Total current assets	2,556,255	2,257,726
Property, plant and equipment, net	324,932	273,279
Intangible assets, net	239,112	220,145
Goodwill	350,350	316,834
Other assets	111,980	100,166

Total assets	$3,582,629	$3,168,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$133,346	$132,781
Accounts payable	64,961	54,724
Accrued employee compensation	43,305	31,910
Deferred revenue and customer advances	128,056	121,470
Accrued income taxes	19,770	60,888
Accrued warranty	12,962	12,353
Other current liabilities	85,132	90,116

Total current liabilities	487,532	504,242
Long-term liabilities:
Long-term debt	1,190,000	1,045,000
Long-term portion of retirement benefits	74,723	101,225
Long-term income tax liabilities	25,436	24,772
Other long-term liabilities	41,765	25,554

Total long-term liabilities	1,331,924	1,196,551

Total liabilities	1,819,456	1,700,793
Commitments and contingencies (Notes 8, 9, 10, 11 and 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized,
155,246 and 153,696 shares issued, 84,819 and 86,390 shares outstanding at December 31, 2013 and December 31, 2012, respectively	1,552	1,537
Additional paid-in capital	1,270,608	1,155,504
Retained earnings	3,962,893	3,512,890
Treasury stock, at cost, 70,427 and 67,306 shares at December 31, 2013 and December 31, 2012, respectively	(3,477,759)	(3,176,179)
Accumulated other comprehensive income (loss)	5,879	(26,395)

Total stockholders’ equity	1,763,173	1,467,357

Total liabilities and stockholders’ equity	$3,582,629	$3,168,150

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Product sales	$1,312,503	$1,280,507	$1,322,136
Service sales	591,715	563,134	529,048

Total net sales	1,904,218	1,843,641	1,851,184
Cost of product sales	526,721	501,660	506,073
Cost of service sales	256,735	235,954	224,420

Total cost of sales	783,456	737,614	730,493

Gross profit	1,120,762	1,106,027	1,120,691
Selling and administrative expenses	492,965	477,270	490,011
Research and development expenses	100,536	96,004	92,347
Purchased intangibles amortization	9,918	13,829	9,733
Litigation provisions (Note 10)	—	7,434	—

Operating income	517,343	511,490	528,600
Other expense (Note 3)	(1,575)	—	—
Interest expense	(30,050)	(28,073)	(21,971)
Interest income	4,387	4,208	2,623

Income from operations before income taxes	490,105	487,625	509,252
Provision for income taxes	40,102	26,182	76,284

Net income	$450,003	$461,443	$432,968

Net income per basic common share	$5.27	$5.25	$4.77
Weighted-average number of basic common shares	85,426	87,841	90,833
Net income per diluted common share	$5.20	$5.19	$4.69
Weighted-average number of diluted common shares and equivalents	86,546	88,979	92,325

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$450,003	$461,443	$432,968
Other comprehensive income (loss):
Foreign currency translation	11,843	17,279	(12,644)
Unrealized gains (losses) on investments before reclassifications	134	(27)	(1,604)
Amounts reclassified to other expense	1,575	—	—
Amounts reclassified to selling and administrative expenses	—	(968)	2,570

Unrealized gains (losses) on investments before income taxes	1,709	(995)	966
Income tax (expense) benefit	(639)	348	(339)

Unrealized gains (losses) on investments, net of tax	1,070	(647)	627
Retirement liability adjustment before reclassifications	27,888	(14,147)	(20,511)
Amounts reclassified to selling and administrative expenses	3,678	3,055	1,676

Retirement liability adjustment	31,566	(11,092)	(18,835)
Income tax (expense) benefit	(12,205)	4,120	6,592

Retirement liability adjustment, net of tax	19,361	(6,972)	(12,243)
Other comprehensive income (loss)	32,274	9,660	(24,260)

Comprehensive income	$482,277	$471,103	$408,708

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$450,003	$461,443	$432,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	3,656	2,256	3,265
Stock-based compensation	31,708	29,183	27,579
Deferred income taxes	169	(52,219)	(5,824)
Depreciation	38,165	37,422	36,531
Amortization of intangibles	41,530	31,409	29,856
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(35,233)	(39,836)	(12,528)
Increase in inventories	(11,389)	(10,930)	(8,707)
Decrease (increase) in other current assets	5,033	(7,136)	4,309
(Increase) decrease in other assets	(11,467)	1,473	(12,071)
(Decrease) increase in accounts payable and other current liabilities	(28,127)	563	(11,845)
Increase in deferred revenue and customer advances	8,512	11,005	2,630
(Decrease) increase in other liabilities	(7,684)	(15,353)	11,211

Net cash provided by operating activities	484,876	449,280	497,374
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(118,450)	(104,749)	(85,436)
Business acquisitions, net of cash acquired	(41,395)	(31,016)	(11,100)
Purchase of investments	(2,972,116)	(1,815,988)	(1,749,161)
Maturities and sales of investments	2,667,232	1,655,359	1,489,721

Net cash used in investing activities	(464,729)	(296,394)	(355,976)
Cash flows from financing activities:
Proceeds from debt issuances	1,032,209	218,324	598,528
Payments on debt	(886,644)	(32,107)	(373,751)
Payments of debt issuance costs	(2,039)	(497)	(4,523)
Proceeds from stock plans	68,958	28,869	60,153
Purchase of treasury shares	(301,580)	(295,878)	(370,835)
Excess tax benefit related to stock option plans	15,842	10,568	32,239
Proceeds from (payments for) derivative contracts	8,666	4,186	(2,233)

Net cash used in financing activities	(64,588)	(66,535)	(60,422)
Effect of exchange rate changes on cash and cash equivalents	4,202	10,694	(5,484)

(Decrease) increase in cash and cash equivalents	(40,239)	97,045	75,492
Cash and cash equivalents at beginning of period	481,035	383,990	308,498

Cash and cash equivalents at end of period	$440,796	$481,035	$383,990

Supplemental cash flow information:
Income taxes paid	$55,928	$59,446	$50,313
Interest paid	$29,563	$28,305	$19,658

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2010	151,054	$1,511	$970,068	$2,618,479	$(2,509,466)	$(11,795)	$1,068,797
Net income	—	—	—	432,968	—	—	432,968
Other comprehensive loss	—	—	—	—	—	(24,260)	(24,260)
Issuance of common stock for employees:
Employee Stock Purchase Plan	58	1	4,149	—	—	—	4,150
Stock options exercised	1,381	14	55,989	—	—	—	56,003
Tax benefit related to stock option plans	—	—	32,239	—	—	—	32,239
Release of valuation allowance	—	—	176	—	—	—	176
Treasury stock	—	—	—	—	(370,835)	—	(370,835)
Stock-based compensation	264	2	27,338	—	—	—	27,340

Balance December 31, 2011	152,757	$1,528	$1,089,959	$3,051,447	$(2,880,301)	$(36,055)	$1,226,578

Net income	—	—	—	461,443	—	—	461,443
Other comprehensive income	—	—	—	—	—	9,660	9,660
Issuance of common stock for employees:
Employee Stock Purchase Plan	66	1	4,660	—	—	—	4,661
Stock options exercised	630	6	24,202	—	—	—	24,208
Tax benefit related to stock option plans	—	—	10,568	—	—	—	10,568
Increase in valuation allowance	—	—	(2,354)	—	—	—	(2,354)
Treasury stock	—	—	—	—	(295,878)	—	(295,878)
Stock-based compensation	243	2	28,469	—	—	—	28,471

Balance December 31, 2012	153,696	$1,537	$1,155,504	$3,512,890	$(3,176,179)	$(26,395)	$1,467,357

Net income	—	—	—	450,003	—	—	450,003
Other comprehensive income	—	—	—	—	—	32,274	32,274
Issuance of common stock for employees:
Employee Stock Purchase Plan	58	1	4,816	—	—	—	4,817
Stock options exercised	1,281	13	64,128	—	—	—	64,141
Tax benefit related to stock option plans	—	—	15,842	—	—	—	15,842
Increase in valuation allowance	—	—	(892)	—	—	—	(892)
Treasury stock	—	—	—	—	(301,580)	—	(301,580)
Stock-based compensation	211	1	31,210	—	—	—	31,211

Balance December 31, 2013	155,246	$1,552	$1,270,608	$3,962,893	$(3,477,759)	$5,879	$1,763,173

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Description of Business and Organization

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments, and are typically purchased by customers as part of the instrument system.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 71% in 2013, 2012 and 2011. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Seasonality of Business

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end.

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as investments, and are held primarily in U.S. treasury bills, Canadian government U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities.

Investments are classified as available-for-sale in accordance with the accounting standards for investments in debt and equity securities. All available-for-sale securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and marks the investment to market through a charge to the statement of operations. The Company classifies its investments exclusive of those categorized as cash equivalents.

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2013 and 2012, $1,738 million out of $1,804 million and $1,489 million out of $1,539 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on a number of factors, including historical experience and the customer’s credit-worthiness. The allowance for doubtful accounts is reviewed on at least a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance when the Company determines it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for sales returns is the best estimate of the amount of future product returns related to current period revenue and is based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts and Sales Returns:
2013	$8,240	$4,386	$(5,569)	$7,057
2012	$8,584	$7,298	$(7,642)	$8,240
2011	$6,196	$9,932	$(7,544)	$8,584

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 52% in 2013, 53% in 2012 and 52% in 2011. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2013, 2012 or 2011. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty years; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations. There were no material gains or losses from retirement or sale of assets in 2013, 2012 and 2011.

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

Software Development Costs

The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $35 million and $34 million of direct expenses that were related to the development of software in 2013 and 2012, respectively. Net capitalized software included in intangible assets totaled $151 million and $138 million at December 31, 2013 and 2012, respectively. See Note 7, “Goodwill and Other Intangibles”.

The Company capitalizes internal software development costs for internal use in accordance with the accounting standards for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $3 million at both December 31, 2013 and 2012.

Other Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standards for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All long-term investments at December 31, 2013 and 2012 are included in other assets and amounted to $3 million for both periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2013 and 2012. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$556,539	$—	$556,539	$—
Foreign government securities	139,670	—	139,670	—
Corporate debt securities	629,434	—	629,434	—
Time deposits	74,050	—	74,050	—
Equity securities	147	—	147	—
Other cash equivalents	62,851	—	62,851	—
Waters 401(k) Restoration Plan assets	31,203	—	31,203	—
Foreign currency exchange contract agreements	929	—	929	—

Total	$1,494,823	$—	$1,494,823	$—

Liabilities:
Foreign currency exchange contract agreements	$88	$—	$88	$—

Total	$88	$—	$88	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$470,421	$—	$470,421	$—
Foreign government securities	313,237	—	313,237	—
Corporate debt securities	311,607	—	311,607	—
Time deposits	64,037	—	64,037	—
Equity securities	70	—	70	—
Other cash equivalents	44,850	—	44,850	—
Waters 401(k) Restoration Plan assets	24,827	—	24,827	—
Foreign currency exchange contract agreements	1,173	—	1,173	—

Total	$1,230,222	$—	$1,230,222	$—

Liabilities:
Foreign currency exchange contract agreements	$693	$—	$693	$—

Total	$693	$—	$693	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2013 and 2012.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both December 31, 2013 and 2012. The fair value of the Company’s fixed rate debt is estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $398 million and $413 million at December 31, 2013 and 2012, respectively, using Level 2 inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into forward foreign exchange contracts, principally to hedge the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Singapore dollar. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in cost of sales in the consolidated statements of operations. At December 31, 2013, 2012 and 2011, the Company held forward foreign exchange contracts with notional amounts totaling $104 million, $134 million and $161 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2013	December 31, 2012
Other current assets	$929	$1,173
Other current liabilities	$88	$693

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Realized gains (losses) on closed contracts	$8,666	$4,186	$(2,233)
Unrealized gains (losses) on open contracts	361	1,716	(1,035)

Cumulative net pre-tax gains (losses)	$9,027	$5,902	(3,268)

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2013, 2012 and 2011, the Company repurchased 3.1 million, 3.5 million and 4.5 million shares at a cost of $295 million, $290 million and $364 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, under the May 2012 authorization and other previously announced programs. As of December 31, 2013, the Company repurchased 4.3 million shares at a cost of $402 million under the May 2012 repurchase program, leaving $348 million authorized for future purchases. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during each of the years ended December 31, 2013, 2012 and 2011. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenue until a valid purchase order or master agreement is received, specifying fixed terms and prices. The Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination-based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

The Company’s method of revenue recognition for certain products requiring installation is accounted for in accordance with the multiple-element revenue recognition accounting standards. With respect to the installation obligations, the larger of the contractual cash holdback or the best estimate of selling price of the installation service is deferred when the product is shipped and revenue is recognized as a multiple-element arrangement when installation is complete. The Company determines the best estimate of selling price of installation based upon a number of factors, including hourly service billing rates and estimated installation hours.

Instrument service contracts are typically billed at the beginning of the maintenance period. The amount of the service contract is amortized ratably to revenue over the instrument maintenance period. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. No revenue is recognized until all revenue recognition criteria have been met.

Sales of software are accounted for in accordance with the accounting standards for software revenue recognition. The Company’s software arrangements typically include software licenses and maintenance contracts. Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and there are no significant post-delivery obligations remaining. The revenue associated with the software maintenance contract is recognized ratably over the maintenance term. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis. The Company uses the residual method to allocate software revenue when a transaction includes multiple elements and vendor specific objective evidence of fair value of undelivered elements exists. Under the residual method, the fair value of the undelivered element (maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license) and recognized as revenue.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
2013	$12,353	$8,466	$(7,857)	$12,962
2012	$13,258	$7,212	$(8,117)	$12,353
2011	$11,272	$10,175	$(8,189)	$13,258

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2013, 2012 and 2011 were $11 million, $13 million and $11 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Plans

The Company sponsors various retirement plans, which are described in Note 14, “Retirement Plans”.

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

Subsequent Events

The Company did not have any material subsequent events, except for the recent acquisition discussed in Note 6, “Acquisitions”.

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

3    Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$556,438	$111	$(10)	$556,539
Foreign government securities	139,670	—	—	139,670
Corporate debt securities	629,477	190	(233)	629,434
Time deposits	74,050	—	—	74,050
Equity securities	77	70	—	147

Total	$1,399,712	$371	$(243)	$1,399,840

Amounts included in:
Cash equivalents	$36,966	$—	$—	$36,966
Investments	1,362,746	371	(243)	1,362,874

Total	$1,399,712	$371	$(243)	$1,399,840

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$470,421	$—	$—	$470,421
Foreign government securities	313,237	—	—	313,237
Corporate debt securities	311,607	—	—	311,607
Time deposits	64,037	—	—	64,037
Equity securities	1,653	—	(1,583)	70

Total	$1,160,955	$—	$(1,583)	$1,159,372

Amounts included in:
Cash equivalents	$101,382	$—	$—	$101,382
Investments	1,059,573	—	(1,583)	1,057,990

Total	$1,160,955	$—	$(1,583)	$1,159,372

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2013	December 31, 2012
Due in one year or less	$1,011,459	$1,057,990
Due after one year through two years	314,184	—

Total	$1,325,643	$1,057,990

In the year ended December 31, 2013, the Company recorded a $1.6 million charge for an other-than-temporary impairment to an investment. Realized gains and losses on sales of investments were not material in 2013, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4    Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2013	2012
Raw materials	$76,930	$73,280
Work in progress	19,656	16,133
Finished goods	146,214	140,152

Total inventories	$242,800	$229,565

5    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$37,156	$35,734
Buildings and leasehold improvements	205,638	196,554
Production and other equipment	336,135	317,285
Construction in progress	80,420	37,750

Total property, plant and equipment	659,349	587,323
Less: accumulated depreciation and amortization	(334,417)	(314,044)

Property, plant and equipment, net	$324,932	$273,279

During 2013, 2012 and 2011, the Company retired and disposed of approximately $19 million, $6 million and $6 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains and losses on disposal were immaterial.

6    Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In January 2014, the Company acquired all of the outstanding stock of ULSP B.V., a manufacturer of solutions for ultra low temperature applications, for approximately $3 million in cash.

In December 2013, the Company acquired the net assets of LaserComp Inc. (“LaserComp”), a manufacturer of thermal conductivity measurement instruments, for approximately $12 million in cash. LaserComp was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $5 million of the purchase price to intangible assets comprised of technology, customer relationships and trade name. The Company is amortizing the technology and customer relationships over ten years and seven years, respectively. The remaining purchase price of $6 million has been accounted for as goodwill. The goodwill is deductible for tax purposes.

In December 2013, the Company acquired all of the outstanding capital stock of Expert Systems Solutions S.r.l. (“ESS”), a manufacturer of advanced thermal analysis instruments, for approximately $3 million in cash. ESS was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution channels. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $1 million of the purchase price to an intangible asset comprised of technology, which will be amortized over ten years. The remaining purchase price of $2 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

In August 2013, the Company acquired all of the outstanding capital stock of Nonlinear Dynamics Ltd. (“Nonlinear Dynamics”), a developer of proteomics and metabolomics software, for approximately $23 million in cash. Waters and Nonlinear Dynamics collaborated on the development of the Company’s TransOmics™ Informatics, a scalable solution for proteomics, metabolomics, and lipidomics analysis, which was introduced in 2012. Nonlinear Dynamics will develop the next-generation software that will be a key component of the Company’s future high-end MS instruments. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $3 million of the purchase price to intangible assets comprised of software, customer relationships and trade name. The Company is amortizing the software and customer relationships over five years. The remaining purchase price of $20 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

In July 2013, the Company acquired all of the outstanding capital stock of Scarabaeus Mess-und Prodktionstechnik GmbH (“Scarabaeus”), a manufacturer of rheometers for the rubber and elastomer markets, for approximately $4 million in cash. Scarabaeus was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $2 million of the purchase price to intangible assets comprised of completed technology, software and customer relationships. The Company is amortizing acquired technology over ten years and the software and customer relationships over seven years. The remaining purchase price of $3 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

The fair values of the assets and liabilities acquired in each business acquisition were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the respective acquisition dates, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisitions of LaserComp, ESS, Nonlinear Dynamics and Scarabaeus (in thousands):

Cash	$295
Accounts receivable	1,616
Inventory	975
Intangible assets	10,844
Goodwill	31,231
Other assets	377

Total assets acquired	45,338
Accrued expenses and other liabilities	2,013
Deferred tax liability	1,635

Cash consideration paid	$41,690

In July 2012, the Company acquired all of the outstanding capital stock of Blue Reference, Inc. (“Blue Reference”), a U.S.-based developer and distributor of software products used for the real-time mining and analysis of multiple-application scientific databases, for $14 million in cash. The Company has integrated the Blue Reference technology into software product platforms to further differentiate its offerings by providing customers with a more efficient scientific information assessment process, where there is an ongoing need for immediacy and interactivity of multiple scientific databases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The principal factor that resulted in recognition of goodwill in these acquisitions is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. Specifically, the goodwill acquired with Nonlinear Dynamics consists of the value assigned to the workforce and the future incremental sales synergies anticipated when Nonlinear Dynamics develops the future next-generation software. This new software, which will be a key component of the Company’s future high-end MS instruments, has not yet been developed.

In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The pro forma effect of the ongoing operations for Waters, LaserComp, ESS, Nonlinear Dynamics, Scarabaeus, Blue Reference, the Israeli sales and service distributor, Baehr and Anter, either individually or in the aggregate, as though these acquisitions had occurred at the beginning of the periods covered by this report was not significant.

7    Goodwill and Other Intangibles

The carrying amount of goodwill was $350 million and $317 million at December 31, 2013 and 2012, respectively. The Company’s acquisitions increased goodwill by $31 million (see Note 6) and the effect of foreign currency translation increased goodwill by $2 million in 2013.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$167,604	$105,347	10 years	$154,749	$94,498	11 years
Capitalized software	340,070	189,415	7 years	293,589	155,394	5 years
Licenses	3,909	3,390	7 years	7,112	6,361	6 years
Patents and other intangibles	49,902	24,221	8 years	40,290	19,342	8 years

Total	$561,485	$322,373	8 years	$495,740	$275,595	7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2013, the Company acquired $11 million of purchased intangibles as a result of the acquisitions of Nonlinear Dynamics, Scarabaeus, LaserComp and ESS (see Note 6). In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $14 million and $9 million, respectively, in the year ended December 31, 2013 due to the effects of foreign currency translation. Amortization expense for intangible assets was $42 million, $31 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in amortization expense for the year ended December 31, 2012 is a one-time $4 million charge to purchased intangibles amortization expense related to the discontinuance of a product trade name intangible asset. Amortization expense for intangible assets is estimated to be between $44 million and $49 million per year for each of the next five years. The increase in amortization expense in 2013 and for the next five years is primarily due to amortization associated with capitalized software costs related to the launch of new software product platforms in the first quarter of 2013. The carrying value of the new software platform was approximately $112 million as of December 31, 2013 and will be amortized over ten years.

8    Debt

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

At December 31, 2013, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $490 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

During the year ended December 31, 2011, the Company issued and sold senior unsecured notes with a face value of $200 million. At both December 31, 2013 and 2012, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of December 31, 2013, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Foreign subsidiary lines of credit	$8,346	$7,781
Credit agreements	125,000	125,000

Total notes payable and debt	133,346	132,781

Senior unsecured notes — Series A — 3.75%, due February 2015	100,000	100,000
Senior unsecured notes — Series B — 5.00%, due February 2020	100,000	100,000
Senior unsecured notes — Series C — 2.50%, due March 2016	50,000	50,000
Senior unsecured notes — Series D — 3.22%, due March 2018	100,000	100,000
Senior unsecured notes — Series E — 3.97%, due March 2021	50,000	50,000
Credit agreements	790,000	645,000

Total long-term debt	1,190,000	1,045,000

Total debt	$1,323,346	$1,177,781

As of December 31, 2013 and 2012, the Company had a total amount available to borrow under the existing credit agreements of $483 million and $428 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 1.94% and 2.11% at December 31, 2013 and 2012, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $87 million and $107 million at December 31, 2013 and 2012, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to the short-term borrowings were 2.00% at both December 31, 2013 and 2012.

9    Income Taxes

Income tax data for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
The components of income from operations before income taxes are as follows:
Domestic	$116,067	$116,071	$102,998
Foreign	374,038	371,554	406,254

Total	$490,105	$487,625	$509,252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
The current and deferred components of the provision for income taxes on operations are as follows:
Current	$39,933	$78,401	$82,108
Deferred	169	(52,219)	(5,824)

Total	$40,102	$26,182	$76,284

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$(702)	$39,840	$33,242
State	5,142	5,599	5,661
Foreign	35,662	(19,257)	37,381

Total	$40,102	$26,182	$76,284

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$171,537	$170,669	$178,238
Settlement of tax audits	(30,552)	(6,035)	(1,617)
State income tax, net of federal income tax benefit	3,342	3,639	3,679
Net effect of foreign operations	(96,461)	(102,858)	(100,911)
Recognition of deferred tax asset associated with a non-U.S. net operating loss	—	(36,410)	—
Other, net	(7,764)	(2,823)	(3,105)

Provision for income taxes	$40,102	$26,182	$76,284

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 23.25% and 0%, respectively, as of December 31, 2013. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%.

The Company’s effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 8.2%, 5.4% and 15.0%, respectively. The income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 6.9 percentage points in 2013. The income tax provision for the year ended December 31, 2012 included a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward. During the year ended December 31, 2012, the Company also recorded a $6 million tax benefit related to tax audit settlements in the U.S. These tax benefits decreased the Company’s effective tax rate by 8.6 percentage points in the year ended December 31, 2012. Included in the income tax provision for the year ended December 31, 2011 is $2 million of tax benefit related to the reversal of a reserve for interest related to a tax audit settlement in the United Kingdom. This tax benefit decreased the Company’s effective tax rate by 0.3 percentage points in the year ended December 31, 2012. The remaining differences between the effective tax rates for 2013, 2012 and 2011 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax (liabilities) are summarized as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses and credits	$116,567	$119,405
Depreciation	7,163	14,555
Stock-based compensation	22,684	25,024
Deferred compensation	25,391	29,666
Revaluation of equity investments	3,832	3,919
Inventory	3,651	3,658
Accrued liabilities and reserves	23,268	36,711
Other	15,289	19,038

Total deferred tax assets	217,845	251,976
Valuation allowance	(94,952)	(93,576)

Deferred tax assets, net of valuation allowance	122,893	158,400
Deferred tax liabilities:
Capitalized software	(18,012)	(15,726)
Amortization	(3,798)	(3,980)
Indefinite-lived intangibles	(18,840)	(18,252)
Other	—	(4)

Total deferred tax liabilities	(40,650)	(37,962)

Net deferred tax assets	$82,243	$120,438

Net deferred tax assets of $32 million and $51 million are included in other current assets at December 31, 2013 and 2012, respectively, and net deferred tax assets of $69 million are included in other assets for both periods. Net deferred tax liabilities of $1 million and $18 million are included in other current liabilities and other long-term liabilities, respectively, at December 31, 2013. During the year ended December 31, 2012, the deferred tax assets associated with net operating losses and tax credit carryforwards and the related valuation allowance increased due to the aforementioned tax benefit related to the Company’s refinancing of inter-company debt arrangements. This deferred tax asset was established for $111 million, for which a $75 million valuation allowance was established and a $36 million tax benefit was recorded in the income tax provision. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $32 million as of December 31, 2013, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $16 million, $11 million and $32 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, there were unremitted earnings of foreign subsidiaries of approximately $3 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. Because of the complexity of U.S. and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to U.S. legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. Events that could trigger a tax might include U.S. acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of those unrecognized tax benefits associated with those reporting positions for the time value of money.

The following is a summary of the activity of the Company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance at the beginning of the period	$64,390	$73,199	$71,523
Realization of uncertain U.S. tax benefits	—	(5,625)	—
Changes resulting from completion of tax examinations	(35,279)	—	—
Other changes in uncertain tax benefits	(4,395)	(3,184)	1,676

Balance at the end of the period	$24,716	$64,390	$73,199

The Company’s uncertain tax positions are taken with respect to income tax return reporting periods beginning after December 31, 2007, which are the periods that generally remain open to income tax audit examination by income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

During the year ended December 31, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax audit disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the year ended December 31, 2013, which reduced the provision for income taxes and increased net income for the year ended December 31, 2013 by $31 million. As of December 31, 2013, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

10    Litigation

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. In June 2012, a $3 million payment was made to settle a complaint that was filed against the Company alleging patent infringement.

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH (“Agilent”) in Germany. In July 2005, Agilent brought an action against the Company alleging that certain features of the Alliance pump continued to infringe certain of its patents. In August 2006, following a trial in this action, the German court ruled that the Company did not infringe the patents. Agilent filed an appeal in this action. A hearing on this appeal was held in January 2008. The appeals court affirmed the finding of the trial court that the Company did not infringe and Agilent appealed this finding to the German Federal Court of Justice. In December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012, Agilent won this appeal and the Company recorded a $4 million provision for damages and fees estimated to be incurred in connection with this litigation. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2013 and 2012.

11    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $30 million, $30 million and $28 million during the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rents payable as of December 31, 2013 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2014	$23,668
2015	17,953
2016	11,475
2017	7,276
2018 and thereafter	18,060

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2013 are immaterial for the years ended December 31, 2014 and thereafter.

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

12    Stock-Based Compensation

In May 2012, the Company’s shareholders approved the Company’s 2012 Equity Incentive Plan (“2012 Plan”). As of December 31, 2013, the 2012 Plan has 4.9 million shares available for grant in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2012 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2012 Plan is scheduled to terminate on May 9, 2022. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2012 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2013, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2013, 1.2 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

The consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2013	2012	2011
Cost of sales	$2,523	$2,694	$2,566
Selling and administrative expenses	25,252	22,679	21,891
Research and development expenses	3,933	3,810	3,122

Total stock-based compensation	$31,708	$29,183	$27,579

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during 2013, 2012 and 2011 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2013	2012	2011
Options issued in thousands	428	699	658
Risk-free interest rate	1.7%	1.0%	1.1%
Expected life in years	5	6	6
Expected volatility	0.248	0.265	0.376
Expected dividends	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2013	2012	2011
Exercise price	$97.74	$86.55	$79.10
Fair value	$27.37	$23.97	$29.67

The following table summarizes stock option activity for the plans for the year ended December 31, 2013 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,809	$23.19 to $ 87.06	$63.34
Granted	428	$88.71 to $103.47	$97.74
Exercised	(1,281)	$23.19 to $ 79.15	$50.89
Canceled	(39)	$36.25 to $ 79.15	$72.42

Outstanding at December 31, 2013	3,917	$33.12 to $103.47	$71.08

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2013 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$33.12 to $48.99	901	$43.85	2.4	898	$43.88
$49.00 to $78.99	840	$64.59	5.0	707	$64.68
$79.00 to $103.47	2,176	$84.86	8.4	637	$80.63

Total	3,917	$71.08	6.3	2,242	$60.88

During 2013, 2012 and 2011, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $64 million, $31 million and $67 million, respectively. The total cash received from the exercise of these stock options was $64 million, $24 million and $56 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2013 was $113 million. Options exercisable at December 31, 2013, 2012 and 2011 were 2.2 million, 2.9 million and 2.9 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2013, 2012 and 2011 were $60.88, $54.00 and $47.95, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2013 was 4.5 years.

At December 31, 2013, the Company had 3.9 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $113 million, $70.89 and 6.1 years, respectively, at December 31, 2013.

As of December 31, 2013, 2012 and 2011, there were $40 million, $45 million and $45 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock

During each of the years ended December 31, 2013, 2012 and 2011, the Company granted 12 thousand shares of restricted stock. The weighted-average fair value per share on the grant date of the restricted stock granted in 2013, 2012 and 2011 was $88.71, $78.10 and $61.63, respectively. The Company has recorded $2 million, $1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $1 million of compensation expense in each of the years ended December 31, 2013, 2012 and 2011, respectively, related to the restricted stock grants. As of December 31, 2013, the Company had 36 thousand unvested shares of restricted stock outstanding with a total of less than $1 million of unrecognized compensation costs. These costs are expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2013 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2012	574	$67.28
Granted	303	$94.74
Vested	(207)	$60.65
Forfeited	(28)	$72.27

Unvested at December 31, 2013	642	$82.16

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2013, 2012 and 2011 on the restricted stock units expected to vest were $12 million, $13 million and $13 million, respectively. As of December 31, 2013, there were $37 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.7 years.

13    Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2013
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$450,003	85,426	$5.27
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,120

Net income per diluted common share	$450,003	86,546	$5.20

	Year Ended December 31, 2012
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$461,443	87,841	$5.25
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,138

Net income per diluted common share	$461,443	88,979	$5.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$432,968	90,833	$4.77
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,492

Net income per diluted common share	$432,968	92,325	$4.69

For the years ended December 31, 2013, 2012 and 2011, the Company had 1.1 million, 2.0 million and 1.3 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

14    Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute from 1% to 30% of eligible pay on a pre-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2013, 2012 and 2011, the Company’s matching contributions amounted to $13 million, $12 million and $12 million, respectively.

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

The Company contributed $12 million, $11 million and $10 million in the years ended December 31, 2013, 2012 and 2011, respectively, to the non-U.S. plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of non-U.S. plans are generally consistent with local laws and regulations.

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

Summary data for the U.S. Pension Plans, U.S. retiree healthcare plan and Non-U.S. Pension Plans are presented in the following tables, using the measurement dates of December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the projected benefit obligations at December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$145,047	$10,788	$64,857	$136,256	$9,146	$29,195
Service cost	—	1,733	5,079	9	1,447	4,318
Interest cost	5,505	333	1,966	5,806	350	1,988
Actuarial (gains) losses	(13,328)	(1,292)	(925)	6,184	325	5,790
Benefits paid	(2,631)	(542)	(1,743)	(3,208)	(480)	(1,011)
Plan amendments	—	—	232	—	—	—
Other plans	—	—	227	—	—	25,041
Currency impact	—	—	(577)	—	—	(464)

Projected benefit obligation, December 31	$134,593	$11,020	$69,116	$145,047	$10,788	$64,857

The accumulated benefit obligations at December 31, 2013 and 2012 are as follows (in thousands):

	2013				2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans
Accumulated benefit obligation	$134,592	*	*	$58,471	$145,045	*	*	$55,937

**	Not applicable.

The reconciliation of the fair value of the plan assets at December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$106,572	$5,357	$35,859	$91,610	$4,319	$12,798
Actual return on plan assets	19,755	693	1,948	11,761	516	1,007
Company contributions	4,820	290	4,104	6,409	275	4,243
Employee contributions	—	818	612	—	727	566
Benefits paid	(2,631)	(542)	(1,743)	(3,208)	(480)	(1,011)
Other plans	—	—	—	—	—	18,382
Currency impact	—	—	40	—	—	(126)

Fair value of plan assets, December 31	$128,516	$6,616	$40,820	$106,572	$5,357	$35,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the funded status of the plans at December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$(134,593)	$(11,020)	$(69,116)	$(145,047)	$(10,788)	$(64,857)
Fair value of plan assets	128,516	6,616	40,820	106,572	5,357	35,859

Projected benefit obligation in excess of fair value of plan assets	$(6,077)	$(4,404)	$(28,296)	$(38,475)	$(5,431)	$(28,998)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$1,370	$—	$—	$1,407
Current liabilities	—	(262)	(193)	(140)	(283)	(175)
Long-term liabilities	(6,077)	(4,142)	(29,473)	(38,335)	(5,148)	(30,230)

Net amount recognized at December 31	$(6,077)	$(4,404)	$(28,296)	$(38,475)	$(5,431)	$(28,998)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013			2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$915	$4,467	$9	$720	$3,752	$7	$545	$1,872
Interest cost	5,505	333	1,966	5,806	350	1,988	6,166	364	1,079
Expected return on plan assets	(8,034)	(355)	(901)	(7,619)	(287)	(838)	(7,443)	(277)	(313)
Net amortization:
Prior service credit	—	(54)	(216)	—	(54)	(267)	—	(53)	(89)
Net actuarial loss	3,432	—	516	3,009	—	367	1,782	—	37

Net periodic pension cost	$903	$839	$5,832	$1,205	$729	$5,002	$512	$579	$2,586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013			2012			2011
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$—	$232	$—	$—	$—	$—	$—	$(3,619)
Net (loss) gain arising during the year	(25,048)	(1,629)	(1,940)	2,042	96	5,622	23,170	546	481
Amortization:
Prior service credit	—	54	216	—	54	267	—	53	89
Net loss	(3,432)	—	(516)	(3,009)	—	(367)	(1,782)	—	(37)
Other Plans	—	—	—	—	—	5,970	—	—	—
Currency impact	—	—	497	—	—	424	—	—	55

Total recognized in other comprehensive income (loss)	$(28,480)	$(1,575)	$(1,511)	$(967)	$150	$11,916	$21,388	$599	$(3,031)

The summary of the amounts included in accumulated other comprehensive (loss) income in stockholders’ equity for the plans at December 31, 2013 and 2012 is as follows (in thousands):

	2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(27,999)	$1,233	$(11,190)	$(56,479)	$(395)	$(13,674)
Prior service credit	—	52	1,933	—	105	2,938

Total	$(27,999)	$1,285	$(9,257)	$(56,479)	$(290)	$(10,736)

The summary of the amounts included in accumulated other comprehensive income (loss) expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2013 is as follows (in thousands):

	2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(1,941)	$16	$(373)
Prior service credit	—	52	187

Total	$(1,941)	$68	$(186)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans’ investment asset mix is as follow at December 31, 2013 and 2012:

	2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	75%	59%	0%	65%	57%	0%
Debt securities	24%	25%	0%	33%	22%	0%
Cash and cash equivalents	1%	16%	16%	2%	21%	17%
Insurance contracts and other	0%	0%	84%	0%	0%	83%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S. Retiree Healthcare Plans		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	40% - 80%	0%
Debt securities	25%	20% - 60%	0%
Cash and cash equivalents	5%	0% - 20%	20%
Other	10%	0% - 20%	80%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2013 (in thousands):

	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(a)	$117,718	$117,718	$—	$—
Common stocks(b)	3,123	3,123	—	—
Cash equivalents(c)	650	—	650	—
Hedge funds(d)	7,025	—	—	7,025

Total U.S. Pension Plans	128,516	120,841	650	7,025
U.S. Retiree Healthcare Plan:
Mutual funds(e)	5,589	5,589	—	—
Cash equivalents(c)	1,027	—	1,027	—

Total U.S. Retiree Healthcare Plan	6,616	5,589	1,027	—
Non-U.S. Pension Plans:
Cash equivalents(c)	6,400	6,400	—	—
Bank and insurance investment contracts(f)	34,420	—	—	34,420

Total Non-U.S. Pension Plans	40,820	6,400	—	34,420

Total fair value of retirement plan assets	$175,952	$132,830	$1,677	$41,445

The fair value of the Company’s retirement plan assets are as follows at December 31, 2012 (in thousands):

	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(g)	$93,061	$92,830	$231	$—
Common stocks(b)	4,886	4,886	—	—
Cash equivalents(c)	2,359	—	2,359	—
Hedge funds(d)	6,266	—	—	6,266

Total U.S. Pension Plans	106,572	97,716	2,590	6,266
U.S. Retiree Healthcare Plan:
Mutual funds(h)	4,236	4,236	—	—
Cash equivalents(c)	1,121	—	1,121	—

Total U.S. Retiree Healthcare Plan	5,357	4,236	1,121	—
Non-U.S. Pension Plans:
Cash equivalents(c)	6,162	6,162	—	—
Bank and insurance investment contracts(f)	29,697	—	—	29,697

Total Non-U.S. Pension Plans	35,859	6,162	—	29,697

Total fair value of retirement plan assets	$147,788	$108,114	$3,711	$35,963

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 41% in the common stock of large-cap U.S. companies, 33% in the common stock of international growth companies, and 26% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.
(c)	Primarily represents money market funds held with various financial institutions.
(d)	Hedge fund invests in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.
(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 58% in the common stock of large-cap U.S. companies, 12% in the common stock of international growth companies and 30% in fixed income bonds of U.S. companies and U.S. government.
(f)	Amount represents bank and insurance guaranteed investment contracts.
(g)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 34% in the common stock of large-cap U.S. companies, 27% in the common stock of international growth companies, and 39% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(h)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 63% in the common stock of large-cap U.S. companies, 9% in the common stock of international growth companies and 28% in fixed income bonds of U.S. companies and U.S. government.

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2013 and 2012 (in thousands):

	Total	Hedge Funds	Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2011	$13,057	$6,018	$7,039
Net purchases (sales) and appreciation (depreciation)	4,524	248	4,276
Other Plans	18,382	—	18,382

Fair value of assets, December 31, 2012	35,963	6,266	29,697
Net purchases (sales) and appreciation (depreciation)	5,482	759	4,723

Fair value of assets, December 31, 2013	$41,445	$7,025	$34,420

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.82%	3.29%	3.90%	3.10%	4.33%	3.29%
Increases in compensation levels	4.75%	2.54%	4.75%	2.59%	4.75%	2.91%

The weighted-average assumptions used to determine the net periodic pension cost at December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.61%	3.10%	4.26%	3.29%	5.10%	3.63%
Return on plan assets	6.94%	2.40%	7.12%	1.88%	7.20%	2.50%
Increases in compensation levels	4.75%	2.59%	4.75%	2.91%	4.75%	2.90%

To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term rate of return on assets would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost for the Waters Retirement Plan by less than $1 million.

During fiscal year 2014, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans. Estimated future benefit payments as of December 31, 2013 are as follows (in thousands):

	U.S. Pension and Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2014	$7,162	$982	$8,144
2015	7,191	1,176	8,367
2016	7,516	3,236	10,752
2017	8,097	1,844	9,941
2018	8,654	1,841	10,495
2019 - 2023	55,140	14,750	69,890

15    Business Segment Information

The accounting standards for segment reporting establish standards for reporting information about operating segments in annual financial statements and require selected information for those segments to be presented in interim financial reports of public business enterprises. They also establish standards for related disclosures about products and services, geographic areas and major customers. The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments: Waters Division and TA Division.

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

Net sales for the Company’s products and services are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Product net sales:
Waters instrument systems	$840,608	$828,458	$878,367
Chemistry	304,130	294,787	292,506
TA instrument systems	167,765	157,262	151,263

Total product sales	1,312,503	1,280,507	1,322,136
Service net sales:
Waters service	532,323	509,412	480,553
TA service	59,392	53,722	48,495

Total service sales	591,715	563,134	529,048

Total net sales	$1,904,218	$1,843,641	$1,851,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sales information is presented below for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net Sales:
United States	$557,734	$531,912	$530,606
Europe	573,786	549,341	574,770
Asia:
China	240,535	212,701	175,409
Japan	170,115	207,340	211,893
Asia Other	216,229	215,612	222,082

Total Asia	626,879	635,653	609,384
Other	145,819	126,735	136,424

Total net sales	$1,904,218	$1,843,641	$1,851,184

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 2% of annual Company sales.

Long-lived assets information at December 31, 2013 and 2012 is presented below (in thousands):

	2013	2012
Long-lived assets:
United States	$174,143	$173,932
Europe	138,962	89,389
Asia	10,412	8,467
Other	1,415	1,491

Total long-lived assets	$324,932	$273,279

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$430,338	$451,115	$457,317	$565,448	$1,904,218
Cost of sales	174,568	188,329	191,568	228,991	783,456

Gross profit	255,770	262,786	265,749	336,457	1,120,762
Selling and administrative expenses	118,660	123,062	120,563	130,680	492,965
Research and development expenses	25,312	24,650	23,599	26,975	100,536
Purchased intangibles amortization	2,393	2,382	2,518	2,625	9,918

Operating income	109,405	112,692	119,069	176,177	517,343
Other expense (Note 3)	—	(1,575)	—	—	(1,575)
Interest expense	(7,185)	(7,580)	(7,358)	(7,927)	(30,050)
Interest income	1,187	1,179	946	1,075	4,387

Income from operations before income taxes	103,407	104,716	112,657	169,325	490,105
Provision for income tax (benefit) expense	(17,652)	15,402	14,609	27,743	40,102

Net income	$121,059	$89,314	$98,048	$141,582	$450,003

Net income per basic common share	1.41	1.04	1.15	1.67	5.27
Weighted-average number of basic common shares	86,049	85,482	85,185	85,006	85,426
Net income per diluted common share	1.39	1.03	1.14	1.65	5.20
Weighted-average number of diluted common shares and equivalents	87,215	86,576	86,364	86,017	86,546

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$420,458	$451,465	$449,952	$521,766	$1,843,641
Cost of sales	167,290	179,259	182,702	208,363	737,614

Gross profit	253,168	272,206	267,250	313,403	1,106,027
Selling and administrative expenses	117,119	122,682	115,322	122,147	477,270
Research and development expenses	23,347	23,943	23,756	24,958	96,004
Purchased intangibles amortization	2,485	2,458	6,427	2,459	13,829
Litigation provisions	—	3,000	—	4,434	7,434

Operating income	110,217	120,123	121,745	159,405	511,490
Interest expense	(6,491)	(6,878)	(7,107)	(7,597)	(28,073)
Interest income	769	1,031	1,184	1,224	4,208

Income from operations before income taxes	104,495	114,276	115,822	153,032	487,625
Provision for income tax expense (benefit)	15,829	16,552	16,713	(22,912)	26,182

Net income	$88,666	$97,724	$99,109	$175,944	$461,443

Net income per basic common share	1.00	1.11	1.13	2.03	5.25
Weighted-average number of basic common shares	88,992	88,317	87,411	86,712	87,841
Net income per diluted common share	0.98	1.09	1.12	2.00	5.19
Weighted-average number of diluted common shares and equivalents	90,269	89,381	88,451	87,851	88,979

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

In the first quarter of 2013, the Company recorded a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the R&D Tax Credit was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate (see Note 9). The Company recorded litigation provisions in the second and fourth quarters of 2012 for damages and fees estimated to be incurred in connection with complaints filed against the Company relating to patent infringement lawsuits (see Note 10). In the third quarter of 2012, the Company incurred a one-time $4 million charge to purchased intangibles amortization expense related to the discontinuance of a product trade name intangible asset (see Note 7). In the fourth quarter of 2012, the Company recorded a $36 million tax benefit related to the reduction in a deferred tax asset valuation reserve associated with the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward (see Note 9). In the fourth quarter of 2012, the Company also recorded a $6 million tax benefit related to tax audit settlements in the U.S.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 39 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 40 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:    Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading “Section 16(A) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

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

This information is contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,917	$71.08	5,857
Equity compensation plans not approved by security holders	—	—	—

Total	3,917	$71.08	5,857

See Note 12, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 41 to 79. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 27, 2014, is set forth on page 40 of this Form 10-K.

(2)	Financial Statement Schedule:

See (c) below.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of October 16, 2013.(20)

10.1	Waters Corporation Retirement Plan.(2)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(6)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(9)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(11)(*)

10.10	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(12)(*)

10.11	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Douglas A. Berthiaume.(12)(*)

10.12	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Arthur G. Caputo.(12)(*)

Exhibit Number	Description of Document

10.13	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and John Ornell.(12)(*)

10.14	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(12)(*)

10.15	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

10.16	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.17	2008 Waters Corporation Management Incentive Plan.(13)(*)

10.18	Waters Corporation 2009 Employee Stock Purchase Plan (14)(*)

10.19	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

10.20	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.21	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.22	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.23	Form of Waters 2012 Stock Option Agreement—Executive Officers.(18)(*)

10.24	Form of Waters 2012 Stock Option Agreement—Directors.(18)(*)

10.25	Form of Waters 2012 Restricted Stock Agreement—Directors.(18)(*)

10.26	Credit Agreement, dated as of June 25, 2013, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(19)

10.27	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers—Five Year Vesting.(21)(*)

10.28	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers—One Year Vesting.(21)(*)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2013 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 1, 2013 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b) See Item 15 (a) (3) above.

(c) Financial Statement Schedule:

WATERS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2013

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Amounts Recorded in Additional Paid- In Capital**	Balance at End of Period
Valuation allowance for deferred tax assets:
2013	$93,576	$484	$892	$94,952
2012	$10,248	$80,974	$2,354	$93,576
2011	$10,361	$63	$(176)	$10,248

*	These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.
**	During the years ended December 31, 2013 and 2012, the Company recorded amounts associated with the tax benefit related to stock option plans in additional paid-in capital. During the year ended December 31, 2011, the Company released valuation allowances on a portion of the deferred tax assets created by the tax benefit related to stock option plans that had been previously established in additional paid-in capital.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/S/ EUGENE G. CASSIS
Eugene G. Cassis Corporate Vice President and Chief Financial Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

/S/ DOUGLAS A. BERTHIAUME Douglas A. Berthiaume	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/S/ EUGENE G. CASSIS Eugene G. Cassis	Corporate Vice President and Chief Financial Officer (principal financial officer)

/S/ JOSHUA BEKENSTEIN Joshua Bekenstein	Director

/S/ DR. MICHAEL J. BERENDT Dr. Michael J. Berendt	Director

/S/ EDWARD CONARD Edward Conard	Director

/S/ DR. LAURIE H. GLIMCHER Dr. Laurie H. Glimcher	Director

/S/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Director

/S/ WILLIAM J. MILLER William J. Miller	Director

/S/ JOANN A. REED JoAnn A. Reed	Director

/S/ THOMAS P. SALICE Thomas P. Salice	Director