Form 10-Q
period 2014-03-29
WATERS CORP /DE/
filed 2014-05-02
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of April 25, 2014: 84,787,562

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	March 29, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$395,382	$440,796
Investments	1,457,813	1,362,874
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,377 and $7,057 at March 29, 2014 and December 31, 2013, respectively	401,406	430,985
Inventories	266,629	242,800
Other current assets	86,479	78,800

Total current assets	2,607,709	2,556,255
Property, plant and equipment, net	329,880	324,932
Intangible assets, net	238,258	239,112
Goodwill	353,469	350,350
Other assets	120,419	111,980

Total assets	$3,649,735	$3,582,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$232,104	$133,346
Accounts payable	73,180	64,961
Accrued employee compensation	26,703	43,305
Deferred revenue and customer advances	161,882	128,056
Accrued income taxes	3,553	19,770
Accrued warranty	12,795	12,962
Other current liabilities	74,231	85,132

Total current liabilities	584,448	487,532
Long-term liabilities:
Long-term debt	1,100,000	1,190,000
Long-term portion of retirement benefits	76,754	74,723
Long-term income tax liability	24,592	25,436
Other long-term liabilities	44,569	41,765

Total long-term liabilities	1,245,915	1,331,924

Total liabilities	1,830,363	1,819,456
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 29, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 156,036 and 155,246 shares issued, 84,778 and 84,819 shares outstanding at March 29, 2014 and December 31, 2013, respectively	1,560	1,552
Additional paid-in capital	1,322,491	1,270,608
Retained earnings	4,033,195	3,962,893
Treasury stock, at cost, 71,258 and 70,427 shares at March 29, 2014 and December 31, 2013, respectively	(3,570,331)	(3,477,759)
Accumulated other comprehensive income	32,457	5,879

Total stockholders’ equity	1,819,372	1,763,173

Total liabilities and stockholders’ equity	$3,649,735	$3,582,629

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Product sales	$284,795	$293,714
Service sales	145,713	136,624

Total net sales	430,508	430,338
Cost of product sales	122,475	113,752
Cost of service sales	65,244	60,816

Total cost of sales	187,719	174,568

Gross profit	242,789	255,770
Selling and administrative expenses	126,635	118,660
Research and development expenses	24,746	25,312
Purchased intangibles amortization	2,647	2,393

Operating income	88,761	109,405
Interest expense	(7,489)	(7,185)
Interest income	1,458	1,187

Income from operations before income taxes	82,730	103,407
Provision for income tax expense (benefit)	12,428	(17,652)

Net income	$70,302	$121,059

Net income per basic common share	$0.83	$1.41
Weighted-average number of basic common shares	84,977	86,049
Net income per diluted common share	$0.82	$1.39
Weighted-average number of diluted common shares and equivalents	85,873	87,215

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$70,302	$121,059
Other comprehensive income (loss):
Foreign currency translation	26,717	(28,713)
Unrealized gains (losses) on investments before income taxes	142	(58)
Income tax benefit	2	15

Unrealized gains (losses) on investments, net of tax	144	(43)
Retirement liability adjustment before reclassifications	(931)	—
Amounts reclassified to selling and administrative expenses	516	762

Retirement liability adjustment before income taxes	(415)	762
Income tax benefit (expense)	132	(282)

Retirement liability adjustment, net of tax	(283)	480
Other comprehensive income (loss)	26,578	(28,276)

Comprehensive income	$96,880	$92,783

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$70,302	$121,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,059	463
Provisions on inventory	1,139	1,340
Stock-based compensation	8,129	7,431
Deferred income taxes	(2,218)	(991)
Depreciation	8,819	8,487
Amortization of intangibles	11,523	9,775
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	30,147	16,499
Increase in inventories	(24,163)	(12,840)
Increase in other current assets	(8,008)	(506)
Increase in other assets	(7,169)	(6,181)
Decrease in accounts payable and other current liabilities	(11,491)	(45,340)
Increase in deferred revenue and customer advances	34,356	26,825
Increase in other liabilities	3,330	1,777

Net cash provided by operating activities	115,755	127,798
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(21,395)	(30,637)
Business acquisitions, net of cash acquired	(3,615)	—
Purchase of investments	(607,028)	(767,541)
Maturities and sales of investments	512,089	707,725

Net cash used in investing activities	(119,949)	(90,453)
Cash flows from financing activities:
Proceeds from debt issuances	10,053	65,632
Payments on debt	(1,295)	(10,181)
Proceeds from stock plans	35,322	7,478
Purchase of treasury shares	(92,572)	(101,367)
Excess tax benefit related to stock option plans	8,507	3,163
(Payments for) proceeds from derivative contracts	(314)	694

Net cash used in financing activities	(40,299)	(34,581)
Effect of exchange rate changes on cash and cash equivalents	(921)	(11,751)

Decrease in cash and cash equivalents	(45,414)	(8,987)
Cash and cash equivalents at beginning of period	440,796	481,035

Cash and cash equivalents at end of period	395,382	$472,048

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s first fiscal quarters for 2014 and 2013 ended on March 29, 2014 and March 30, 2013, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on February 27, 2014.

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of March 29, 2014 and December 31, 2013, $1,824 million out of $1,853 million and $1,738 million out of $1,804 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 29, 2014 and December 31, 2013. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 29, 2014 (in thousands):

	Total at March 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$629,981	$—	$629,981	$—
Foreign government securities	34,990	—	34,990	—
Corporate debt securities	757,815	—	757,815	—
Time deposits	70,845	—	70,845	—
Equity securities	147	—	147	—
Other cash equivalents	54,929	—	54,929	—
Waters 401(k) Restoration Plan assets	31,901	—	31,901	—
Foreign currency exchange contract agreements	370	—	370	—

Total	$1,580,978	$—	$1,580,978	$—

Liabilities:
Foreign currency exchange contract agreements	$410	$—	$410	$—

Total	$410	$—	$410	$—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$556,539	$—	$556,539	$—
Foreign government securities	139,670	—	139,670	—
Corporate debt securities	629,434	—	629,434	—
Time deposits	74,050	—	74,050	—
Equity securities	147	—	147	—
Other cash equivalents	62,851	—	62,851	—
Waters 401(k) Restoration Plan assets	31,203	—	31,203	—
Foreign currency exchange contract agreements	929	—	929	—

Total	$1,494,823	$—	$1,494,823	$—

Liabilities:
Foreign currency exchange contract agreements	$88	$—	$88	$—

Total	$88	$—	$88	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of March 29, 2014 and December 31, 2013.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both March 29, 2014 and December 31, 2013. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $404 million and $398 million at March 29, 2014 and December 31, 2013, respectively, using Level 2 inputs.

Derivative Transactions

The Company enters into forward foreign exchange contracts to manage exposures to foreign currency by hedging the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Singapore dollar. At March 29, 2014 and December 31, 2013, the Company held forward foreign exchange contracts with notional amounts totaling $117 million and $104 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	March 29, 2014	December 31, 2013
Other current assets	$370	$929
Other current liabilities	$410	$88

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Realized (losses) gains on closed contracts	$(314)	$694
Unrealized losses on open contracts	(881)	(570)

Cumulative net pre-tax (losses) gains	$(1,195)	$124

Stockholders’ Equity

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During the three months ended March 29, 2014 and March 30, 2013, the Company repurchased 0.8 million and 1.0 million shares of the Company’s outstanding common stock at a cost of $86 million and $95 million, respectively, under the May 2012 authorization. As of March 29, 2014, the Company repurchased an aggregate of 5.1 million shares at a cost of $488 million under the May 2012 repurchase program, leaving $262 million authorized for future repurchases. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during the three months ended March 29, 2014 and March 30, 2013, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
March 29, 2014	$12,962	$1,752	$(1,919)	$12,795
March 30, 2013	$12,353	$2,404	$(2,101)	$12,656

Subsequent Events

The Company did not have any material subsequent events.

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	March 29, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$629,857	$184	$(60)	$629,981
Foreign government securities	34,990	—	—	34,990
Corporate debt securities	757,739	305	(229)	757,815
Time deposits	70,845	—	—	70,845
Equity securities	77	70	—	147

Total	$1,493,508	$559	$(289)	$1,493,778

Amounts included in:
Cash equivalents	$35,965	$—	$—	$35,965
Investments	1,457,543	559	(289)	1,457,813

Total	$1,493,508	$559	$(289)	$1,493,778

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$556,438	$111	$(10)	$556,539
Foreign government securities	139,670	—	—	139,670
Corporate debt securities	629,477	190	(233)	629,434
Time deposits	74,050	—	—	74,050
Equity securities	77	70	—	147

Total	$1,399,712	$371	$(243)	$1,399,840

Amounts included in:
Cash equivalents	$36,966	$—	$—	$36,966
Investments	1,362,746	371	(243)	1,362,874

Total	$1,399,712	$371	$(243)	$1,399,840

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	March 29, 2014	December 31, 2013
Due in one year or less	$964,559	$1,011,459
Due after one year through two years	458,227	314,184

Total	$1,422,786	$1,325,643

3 Inventories

Inventories are classified as follows (in thousands):

	March 29, 2014	December 31, 2013
Raw materials	$88,500	$76,930
Work in progress	21,261	19,656
Finished goods	156,868	146,214

Total inventories	$266,629	$242,800

4 Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In January 2014, the Company acquired all of the outstanding stock of ULSP B.V. (“ULSP”), a manufacturer of solutions for ultra low temperature applications, for approximately $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications. ULSP was acquired to bring the manufacturing of high quality, low temperate coolers in-house and to expand the Company’s product offering. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $1 million of the purchase price to an intangible asset comprised of technology, which will be amortized over ten years. The remaining purchase price of $3 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

The principal factor that resulted in recognition of goodwill in the acquisition of ULSP is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.

In this acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of the acquisition of ULSP on the Company’s net income since the acquisition date for the three months ended March 29, 2014 was immaterial.

The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the acquisition date, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisition of ULSP (in thousands):

Accounts receivable and other current assets	$448
Property, plant and equipment	50
Intangible assets	657
Goodwill	2,754

Total assets acquired	3,909
Accrued expenses and other current liabilities	130
Deferred tax liability	164

Cash consideration paid	$3,615

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

5 Goodwill and Other Intangibles

The carrying amount of goodwill was $353 million and $350 million at March 29, 2014 and December 31, 2013, respectively. The Company’s acquisitions increased goodwill by $3 million for the three months ended March 29, 2014 (Note 4).

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	March 29, 2014			December 31, 2013
			Weighted-			Weighted-
	Gross Carrying Amount	Accumulated Amortization	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Average Amortization Period
Purchased intangibles	$168,233	$107,954	10 years	$167,604	$105,347	10 years
Capitalized software	348,511	196,538	7 years	340,070	189,415	7 years
Licenses	3,932	3,475	7 years	3,909	3,390	7 years
Patents and other intangibles	51,144	25,595	8 years	49,902	24,221	8 years

Total	$571,820	$333,562	8 years	$561,485	$322,373	8 years

During the three months ended March 29, 2014, the Company acquired $1 million of purchased intangibles as a result of the acquisition of ULSP (Note 4). Amortization expense for intangible assets was $12 million and $10 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Amortization expense for intangible assets is estimated to be approximately $49 million per year for each of the next five years. The increase in amortization expense in 2014 and for the next five years is due to amortization associated with capitalized software costs related to the launch of new software product platforms. The net carrying value of the new software platform was approximately $113 million as of March 29, 2014 and is being amortized over ten years.

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

At March 29, 2014, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $500 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of both March 29, 2014 and December 31, 2013, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of March 29, 2014, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at March 29, 2014 and December 31, 2013 (in thousands):

	March 29, 2014	December 31, 2013
Foreign subsidiary lines of credit	$7,104	$8,346
2013 Credit Agreement	125,000	125,000
Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	—

Total notes payable and debt	232,104	133,346

Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
2013 Credit Agreement	800,000	790,000

Total long-term debt	1,100,000	1,190,000

Total debt	$1,332,104	$1,323,346

As of March 29, 2014 and December 31, 2013, the Company had a total amount available to borrow of $473 million and $483 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and 2013 Credit Agreement borrowings collectively were 1.92% and 1.94% at March 29, 2014 and December 31, 2013, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $88 million and $87 million at March 29, 2014 and December 31, 2013, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At March 29, 2014 and December 31, 2013, the weighted-average interest rates applicable to these short-term borrowings were 1.54% and 2.00%, respectively.

7 Income Taxes

The Company’s effective tax rate was 15.0% for the three months ended March 29, 2014 and a tax benefit of 17.1% for the three months ended March 30, 2013. The income tax provision for the three months ended March 30, 2013 included a $31 million tax benefit related to ongoing tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. This R&D Tax Credit expired at the end of 2013 and is not applicable for 2014. The net income tax benefits related to ongoing tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 32.9 percentage points in the three months ended March 30, 2013. The remaining differences between the effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	March 29, 2014	March 30, 2013
Balance at the beginning of the period	$24,716	$64,390
Changes resulting from ongoing tax examinations	—	(30,511)
Other net changes in uncertain tax benefits	(812)	(805)

Balance at the end of the period	$23,904	$33,074

The Company’s uncertain tax reporting positions are taken with respect to income tax return reporting periods beginning after December 31, 2006, which are the periods that generally remain open to income tax audit examination by income tax authorities. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

During the three months ended March 30, 2013, the Company recorded a $31 million reduction in the measurement of its unrecognized tax benefits due to progress made toward resolving certain ongoing tax audit examinations, which reduced the provision for income taxes and increased net income for the three months ended March 30, 2013 by $31 million. As of March 29, 2014, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The consolidated statements of operations for the three months ended March 29, 2014 and March 30, 2013 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of sales	$756	$668
Selling and administrative expenses	6,435	5,756
Research and development expenses	938	1,007

Total stock-based compensation	$8,129	$7,431

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended March 29, 2014 and March 30, 2013 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 29, 2014	March 30, 2013
Options issued in thousands	32	32
Risk-free interest rate	1.9%	1.0%
Expected life in years	4	5
Expected volatility	0.245	0.260
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	March 29, 2014	March 30, 2013
Exercise price	$99.22	$88.71
Fair value	$22.38	$22.03

The following table summarizes stock option activity for the plans for the three months ended March 29, 2014 (in thousands, except per share data):

	Number of Shares	Price per Share			Weighted-Average Exercise Price
Outstanding at December 31, 2013	3,917	$33.12	to	$103.47	$71.08
Granted	32	$99.22			$99.22
Exercised	(577)	$33.12	to	$87.06	$59.77
Canceled	(21)	$79.15	to	$98.21	$88.02

Outstanding at March 29, 2014	3,351	$37.84	to	$103.47	$73.19

Restricted Stock

During the three months ended March 29, 2014, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $99.22 per share.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended March 29, 2014 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2013	642	$82.16
Granted	134	$112.59
Vested	(189)	$66.07
Forfeited	(10)	$83.74

Unvested at March 29, 2014	577	$94.47

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 29, 2014
	Net Income (Numerator)	Weighted - Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$70,302	84,977	$0.83
Effect of dilutive stock option, restricted stock and restricted stock unit securities		896

Net income per diluted common share	$70,302	85,873	$0.82

	Three Months Ended March 30, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$121,059	86,049	$1.41
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,166

Net income per diluted common share	$121,059	87,215	$1.39

For the three months ended March 29, 2014 and March 30, 2013, the Company had 0.6 million and 1.4 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended March 29, 2014 and March 30, 2013 is as follows (in thousands):

	Three Months Ended
	March 29, 2014			March 30, 2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$199	$1,212	$—	$238	$1,152
Interest cost	1,595	118	592	1,419	85	499
Expected return on plan assets	(2,308)	(107)	(392)	(2,038)	(88)	(228)
Net amortization:
Prior service credit	—	(13)	(47)	—	(13)	(62)
Net actuarial loss (gain)	485	(4)	97	881	—	131

Net periodic pension (benefit) cost	$(228)	$193	$1,462	$262	$222	$1,492

During the three months ended March 29, 2014, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2014, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Product net sales:
Waters instrument systems	$176,364	$184,524
Chemistry	75,203	73,133
TA instrument systems	33,228	36,057

Total product sales	284,795	293,714

Service net sales:
Waters service	132,042	123,768
TA service	13,671	12,856

Total service sales	145,713	136,624

Total net sales	$430,508	$430,338

12 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In July 2013, amended accounting guidance was issued regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The adoption of this standard on January 1, 2014 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s operating results for the three months ended March 29, 2014 and March 30, 2013 are as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
Product sales	$284,795	$293,714	(3%)
Service sales	145,713	136,624	7%

Total net sales	430,508	430,338	—
Total cost of sales	187,719	174,568	8%

Gross profit	242,789	255,770	(5%)
Gross profit as a % of sales	56.4%	59.4%
Selling and administrative expenses	126,635	118,660	7%
Research and development expenses	24,746	25,312	(2%)
Purchased intangibles amortization	2,647	2,393	11%

Operating income	88,761	109,405	(19%)
Operating income as a % of sales	20.6%	25.4%
Interest expense, net	(6,031)	(5,998)	1%

Income from operations before income taxes	82,730	103,407	(20%)
Provision for income tax expense (benefit)	12,428	(17,652)	(170%)

Net income	$70,302	$121,059	(42%)

Net income per diluted common share	$0.82	$1.39	(41%)

Sales for the first quarter were flat as compared to the prior year, as a 5% increase in recurring revenues (combined sales of services and chemistry consumables) was offset by a 5% decrease in instrument system sales. The decrease in instrument system sales is primarily attributable to lower sales for higher priced UPLC-MS and TA instrument system sales largely across all regions, resulting from delays in the timing of customer capital spending. Foreign currency translation and recent acquisitions had a minimal impact on sales growth as compared to the prior year.

Sales to pharmaceutical customers increased 1% in the quarter, with positive sales growth in Europe being offset by declines in other regions. Combined sales to industrial chemical, nutritional safety and environmental customers decreased 1% in the quarter, with the sales growth in Europe and, to a lesser extent, China being offset by decreases in other regions, particularly in Canada and South America. Combined global sales to governmental and academic customers decreased 6% in the quarter, with sales increases in the US and Japan offset by decreases in other regions.

The decline in gross profit as a percentage of sales for the quarter was primarily a result of the effects of unfavorable foreign currency translation. The unfavorable effect of foreign currency is primarily the result of the movements in the exchange rates for the Japanese yen and British pound as compared to the prior year. Selling and administrative expenses increased 7% for the quarter, primarily due to $6 million of severance-related costs incurred in 2014 in connection with a small reduction in workforce.

Net income per diluted share benefited from fewer shares outstanding due to additional share repurchases; however, this benefit was offset by a decline in gross profit and an increase in selling and administrative expenses. In addition, net income per diluted share benefited $0.39 in 2013 as a result of income tax benefits discussed below in Provision for Income Taxes under “Results of Operations”. Foreign currency translation decreased net income per diluted share by approximately $0.09.

Net cash provided by operating activities was $116 million and $128 million in 2014 and 2013, respectively. The $12 million decrease was primarily a result of the decrease in net income, as well as the timing of payments to vendors and the collection of receivables from customers.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $21 million and $31 million for 2014 and 2013, respectively. The capital expenditures for 2013 included $12 million of construction costs associated with the recently completed research, manufacturing and distribution facility in Wilmslow, England. In addition, the Company acquired ULSP B.V. in January 2014 for approximately $4 million in cash.

Within cash flows used in financing activities, the Company received $35 million and $7 million of proceeds from stock plans in 2014 and 2013, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. The Company repurchased $86 million and $95 million of the Company’s outstanding common stock in 2014 and 2013, respectively, under the May 2012 authorization.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
Net Sales:
United States	$122,179	$124,554	(2%)
Europe	132,928	123,429	8%
Asia:
China	53,179	51,613	3%
Japan	45,607	46,192	(1%)
Asia Other	47,482	49,161	(3%)

Total Asia	146,268	146,966	—
Other	29,133	35,389	(18%)

Total net sales	$430,508	$430,338	—

Europe’s sales increased primarily due to the favorable effect of foreign currency translation, which increased sales by 6%. Europe’s sales growth was driven by sales from pharmaceutical, industrial chemical, nutritional safety and environmental customers. China’s sales growth was primarily driven by industrial chemical, nutritional safety and environmental customers, while sales to pharmaceutical, governmental and academic customers were weak on lower customer demand. Japan experienced sales growth across all product lines and customer classes, but continues to be negatively impacted by foreign currency translation, which decreased sales by 9%. The decrease in sales in the rest of Asia was primarily due to the negative effects of foreign currency translation. Sales in the U.S. declined 2% as sales to industrial chemical, nutritional safety and environmental customers decreased 5%, while sales to governmental and academic customers increased and sales to pharmaceutical customers were flat. Sales in the rest of the world were lower primarily as a result of a strong performance in 2013, with sales growth of 34% in 2013 as compared to the first quarter in 2012.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29, 2014	% of Total	March 30, 2013	% of Total	% Change
Waters instrument systems	$176,364	46%	$184,524	48%	(4%)
Chemistry	75,203	20%	73,133	19%	3%

Total Waters Division product sales	251,567		257,657		(2%)
Waters service	132,042	34%	123,768	33%	7%

Total Waters Division net sales	$383,609	100%	$381,425	100%	1%

The increase in recurring revenues primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. Waters instrument system sales (LC and MS) decreased primarily due to lower sales volumes on MS instrument systems. The effect of foreign currency translation and recent Waters Division acquisitions had a minimal impact on sales for the Waters Division.

Waters Division sales increased 6% in Europe, primarily due to the favorable effect of foreign currency translation. Total Asia sales for the Waters Division increased 2%, with sales increasing 6% in China and 2% in Japan. Japan’s sales were negatively impacted 11% from the effect of foreign currency translation. Waters Division sales decreased 2% in the U.S. and 16% in the rest of the world. Waters Division sales in the rest of the world had increased 30% in 2013 as compared to the first quarter of 2012.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29, 2014	% of Total	March 30, 2013	% of Total	% Change
TA instrument systems	$33,228	71%	$36,057	74%	(8%)
TA service	13,671	29%	12,856	26%	6%

Total TA Division net sales	$46,899	100%	$48,913	100%	(4%)

TA instrument system sales decreased across all major regions, except for Europe, due to delays in customer spending on instrument systems. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s total sales by 1%, while recent acquisitions added 1% to TA sales.

Gross Profit

Gross profit decreased 5% for the quarter, primarily due to the effects of unfavorable foreign currency translation. Gross profit as a percentage of sales was also negatively impacted by these factors. The unfavorable effect of foreign currency is primarily a result of the movements in the exchange rates for the Japanese yen and British pound as compared to the prior year.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will marginally negatively affect gross profit for the remainder of 2014, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 7% for the quarter primarily due to $6 million of severance-related costs incurred in 2014 in connection with a small reduction in workforce, headcount additions from the prior year and higher merit compensation and fringe benefit costs. As a percentage of net sales, selling and administrative expenses were 29.4% and 27.6% for 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses decreased 2% for the quarter, as a result of higher non-labor costs in the prior year related to new product launches, as well as tighter spending controls in the current year.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 21.5% and 0%, respectively, as of March 29, 2014. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate was 15.0% for 2014 and a tax benefit of 17.1% for 2013. The income tax provision for 2013 included a $31 million tax benefit related to ongoing tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. This R&D Tax Credit expired at the end of 2013 and is not applicable for 2014. The net income tax benefits related to ongoing tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 32.9 percentage points in 2013. The remaining differences between the effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$70,302	$121,059
Depreciation and amortization	20,342	18,262
Stock-based compensation	8,129	7,431
Deferred income taxes	(2,218)	(991)
Change in accounts receivable	30,147	16,499
Change in inventories	(24,163)	(12,840)
Change in accounts payable and other current liabilities	(11,491)	(45,340)
Change in deferred revenue and customer advances	34,356	26,825
Other changes	(9,649)	(3,107)

Net cash provided by operating activities	115,755	127,798
Net cash used in investing activities	(119,949)	(90,453)
Net cash used in financing activities	(40,299)	(34,581)
Effect of exchange rate changes on cash and cash equivalents	(921)	(11,751)

Decrease in cash and cash equivalents	$(45,414)	$(8,987)

Cash Flow from Operating Activities

Net cash provided by operating activities was $116 million and $128 million in the three months ended March 29, 2014 and March 30, 2013, respectively. The changes within net cash provided by operating activities in 2014 as compared to 2013 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•	The change in accounts receivable in 2014 compared to 2013 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) increased to 85 days at March 29, 2014 from 80 days at March 30, 2013. This increase is related to the particular timing and regional mix of shipments made in the quarter and is not representative of the future quality and timing of payables.

•	The 2014 change in inventory is primarily attributable to a lower than anticipated sales volume in 2014 and an increase in safety stock resulting from the move into the recently completed research, manufacturing and distribution facility in Wilmslow, England.

•	The 2014 and 2013 change in accounts payable and other current liabilities was a result of timing of payments to vendors. In addition, 2013 includes a decrease in accrued income taxes due to the resolution of ongoing tax audits.

•	Net cash provided from deferred revenue and customer advances in both 2014 and 2013 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $120 million and $90 million in 2014 and 2013, respectively. Additions to fixed assets and capitalized software were $21 million and $31 million in 2014 and 2013, respectively. The capital expenditures in 2013 included $12 million of construction costs associated with the recently completed research, manufacturing and distribution facility in Wilmslow, England. During 2014 and 2013, the Company purchased $607 million and $768 million of investments, while $512 million and $708 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $4 million in 2014. There were no business acquisitions in 2013.

Cash Used in Financing Activities

During 2014 and 2013, the Company’s debt borrowings increased by $9 million and $55 million, respectively. As of March 29, 2014, the Company had a total of $1,332 million in outstanding debt, which consisted of $400 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the 2013 Credit Agreement, $625 million borrowed under revolving credit facility under the 2013 Credit Agreement and $7 million borrowed under various other short-term lines of credit. At March 29, 2014, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months. It is the Company’s intention to repay the short-term portions of the outstanding revolving line of credit balance during the subsequent twelve months following the respective period end date. The remaining $500 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of March 29, 2014, the Company had a total amount available to borrow under the 2013 Credit Agreement of $473 million after outstanding letters of credit.

In May 2012, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a two-year period. During 2014 and 2013, the Company repurchased a total of 0.8 million and 1.0 million shares at a cost of $86 million and $95 million, respectively, under the May 2012 authorization. As of March 29, 2014, the Company had a total of $262 million authorized for future repurchases under the May 2012 program. In addition, the Company repurchased $7 million and $6 million of common stock during 2014 and 2013, respectively, related to the vesting of restricted stock units.

The Company received $35 million and $7 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2014 and 2013, respectively.

The Company had cash, cash equivalents and investments of $1,853 million as of March 29, 2014. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $1,824 million held by foreign subsidiaries at March 29, 2014. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

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

Contractual Obligations and Commercial Commitments

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2014. The Company reviewed its contractual obligations and commercial commitments as of March 29, 2014 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the three months ended March 29, 2014, the Company contributed $1 million to the Company’s U.S. pension plans. During fiscal year 2014, the Company expects to contribute a total of approximately $8 million to $10 million to the Company’s defined benefit plans.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 29, 2014. The Company did not make any changes in those policies during the three months ended March 29, 2014.

New Accounting Pronouncements

Please refer to Note 12, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of new product launches and the associated costs, such as the amortization expense related to UNIFI®; geographic sales mix of business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of foreign currency translation on financial results; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in succession planning, as the Company’s chief executive officer has announced his intention to retire by the end of 2015.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the European debt crisis and the overall stability of the Euro and its suitability as a single currency; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets and ability to obtain alternative sources for components and modules.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 29, 2014. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2014 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended March 29, 2014 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014. The Company reviewed its risk factors as of March 29, 2014 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended March 29, 2014 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 25, 2014	—	$—	—	$347,788
January 26 to February 22, 2014	386	$110.19	325	$312,119
February 23 to March 29, 2014	444	$112.70	444	$262,080

Total	830	$111.53	769	$262,080

(1)	The Company purchased 0.8 million shares of its outstanding common stock in the quarter ended March 29, 2014 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period.

Item 6: Exhibits

Exhibit Number	Description of Document
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and
Chief Financial Officer

Date: May 2, 2014