Form 10-Q
period 2014-06-28
WATERS CORP /DE/
filed 2014-08-01
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of July 25, 2014: 83,964,134

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	June 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$428,691	$440,796
Investments	1,488,869	1,362,874
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,732 and $7,057 at June 28, 2014 and December 31, 2013, respectively	401,919	430,985
Inventories	272,764	242,800
Other current assets	88,363	78,800

Total current assets	2,680,606	2,556,255
Property, plant and equipment, net	328,598	324,932
Intangible assets, net	237,064	239,112
Goodwill	354,079	350,350
Other assets	127,183	111,980

Total assets	$3,727,530	$3,582,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$233,403	$133,346
Accounts payable	65,086	64,961
Accrued employee compensation	30,613	43,305
Deferred revenue and customer advances	164,179	128,056
Accrued income taxes	3,959	19,770
Accrued warranty	12,475	12,962
Other current liabilities	84,875	85,132

Total current liabilities	594,590	487,532
Long-term liabilities:
Long-term debt	1,160,000	1,190,000
Long-term portion of retirement benefits	59,875	74,723
Long-term income tax liability	23,407	25,436
Other long-term liabilities	46,173	41,765

Total long-term liabilities	1,289,455	1,331,924

Total liabilities	1,884,045	1,819,456

Commitments and contingencies (Notes 6, 7 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 28, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 156,107 and 155,246 shares issued, 83,941 and 84,819 shares outstanding at June 28, 2014 and December 31, 2013, respectively	1,561	1,552
Additional paid-in capital	1,336,049	1,270,608
Retained earnings	4,129,724	3,962,893
Treasury stock, at cost, 72,166 and 70,427 shares at June 28, 2014 and December 31, 2013, respectively	(3,662,931)	(3,477,759)
Accumulated other comprehensive income	39,082	5,879

Total stockholders’ equity	1,843,485	1,763,173

Total liabilities and stockholders’ equity	$3,727,530	$3,582,629

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Product sales	$321,265	$305,211
Service sales	160,536	145,904

Total net sales	481,801	451,115

Cost of product sales	131,303	123,704
Cost of service sales	70,550	64,625

Total cost of sales	201,853	188,329

Gross profit	279,948	262,786

Selling and administrative expenses	131,930	123,062

Research and development expenses	26,977	24,650

Purchased intangibles amortization	2,646	2,382

Operating income	118,395	112,692

Other expense (Note 2)	—	(1,575)

Interest expense	(7,971)	(7,580)

Interest income	1,700	1,179

Income from operations before income taxes	112,124	104,716

Provision for income taxes	15,595	15,402

Net income	$96,529	$89,314

Net income per basic common share	$1.14	$1.04

Weighted-average number of basic common shares	84,462	85,482

Net income per diluted common share	$1.13	$1.03

Weighted-average number of diluted common shares and equivalents	85,177	86,576

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Product sales	$606,060	$598,925
Service sales	306,249	282,528

Total net sales	912,309	881,453

Cost of product sales	253,778	237,456
Cost of service sales	135,794	125,441

Total cost of sales	389,572	362,897

Gross profit	522,737	518,556

Selling and administrative expenses	258,565	241,722

Research and development expenses	51,723	49,962

Purchased intangibles amortization	5,293	4,775

Operating income	207,156	222,097

Other expense (Note 2)	—	(1,575)

Interest expense	(15,460)	(14,765)

Interest income	3,158	2,366

Income from operations before income taxes	194,854	208,123

Provision for income tax expense (benefit)	28,023	(2,250)

Net income	$166,831	$210,373

Net income per basic common share	$1.97	$2.45

Weighted-average number of basic common shares	84,731	85,814

Net income per diluted common share	$1.95	$2.42

Weighted-average number of diluted common shares and equivalents	85,538	86,950

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$96,529	$89,314	$166,831	$210,373

Other comprehensive income (loss):

Foreign currency translation	5,883	(765)	32,600	(29,478)

Unrealized gains on investments before reclassifications	594	203	736	145
Amounts reclassified to other expense	—	1,576	—	1,576

Unrealized gains on investments before income taxes	594	1,779	736	1,721
Income tax expense	(33)	(550)	(31)	(535)

Unrealized gains on investments, net of tax	561	1,229	705	1,186

Retirement liability adjustment before reclassifications	—	—	(931)	—
Amounts reclassified to selling and administrative expenses	516	973	1,032	1,735

Retirement liability adjustment before income taxes	516	973	101	1,735
Income tax expense	(335)	(360)	(203)	(642)

Retirement liability adjustment, net of tax	181	613	(102)	1,093

Other comprehensive income (loss)	6,625	1,077	33,203	(27,199)

Comprehensive income	$103,154	$90,391	$200,034	$183,174

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$166,831	$210,373
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,511	1,090
Provisions on inventory	2,800	2,297
Stock-based compensation	16,353	15,307
Deferred income taxes	(7,912)	(4,172)
Depreciation	21,417	18,091
Amortization of intangibles	23,800	19,593
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	28,870	25,966
Increase in inventories	(31,558)	(20,822)
Increase in other current assets	(6,838)	(2,729)
Increase in other assets	(10,545)	(8,453)
Decrease in accounts payable and other current liabilities	(5,727)	(44,107)
Increase in deferred revenue and customer advances	36,835	24,914
Decrease in other liabilities	(13,750)	(528)

Net cash provided by operating activities	222,087	236,820
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(44,151)	(61,276)
Business acquisitions, net of cash acquired	(3,615)	—
Purchase of investments	(1,178,731)	(1,563,959)
Maturity of investments	1,052,736	1,427,272

Net cash used in investing activities	(173,761)	(197,963)
Cash flows from financing activities:
Proceeds from debt issuances	76,424	961,171
Payments on debt	(6,367)	(871,043)
Payments of debt issuance costs	—	(1,958)
Proceeds from stock plans	40,671	19,170
Purchase of treasury shares	(185,172)	(171,079)
Excess tax benefit related to stock option plans	8,871	6,634
(Payments for) proceeds from debt swaps and other derivative contracts	(100)	4,029

Net cash used in financing activities	(65,673)	(53,076)
Effect of exchange rate changes on cash and cash equivalents	5,242	(11,771)

Decrease in cash and cash equivalents	(12,105)	(25,990)
Cash and cash equivalents at beginning of period	440,796	481,035

Cash and cash equivalents at end of period	$428,691	$455,045

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s second fiscal quarters for 2014 and 2013 ended on June 28, 2014 and June 29, 2013, respectively.

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

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of June 28, 2014 and December 31, 2013, $1,876 million out of $1,918 million and $1,738 million out of $1,804 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

Property, Plant and Equipment

During the three and six months ended June 28, 2014, the Company recorded a $4 million impairment charge related to a write-down in the fair value of a building in the U.K. The building is currently classified as held-for-sale and recorded in other current assets in the consolidated balance sheet as of June 28, 2014 at a fair value of $5 million, which was determined based on a real estate market analysis.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 28, 2014 and December 31, 2013. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 28, 2014 (in thousands):

	Total at June 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$547,668	$—	$547,668	$—
Foreign government securities	49,991	—	49,991	—
Corporate debt securities	872,666	—	872,666	—
Time deposits	67,367	—	67,367	—
Equity securities	147	—	147	—
Other cash equivalents	55,000	—	55,000	—
Waters 401(k) Restoration Plan assets	32,830	—	32,830	—
Foreign currency exchange contract agreements	64	—	64	—

Total	$1,625,733	$—	$1,625,733	$—

Liabilities:
Foreign currency exchange contract agreements	$180	$—	$180	$—

Total	$180	$—	$180	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$556,539	$—	$556,539	$—
Foreign government securities	139,670	—	139,670	—
Corporate debt securities	629,434	—	629,434	—
Time deposits	74,050	—	74,050	—
Equity securities	147	—	147	—
Other cash equivalents	62,851	—	62,851	—
Waters 401(k) Restoration Plan assets	31,203	—	31,203	—
Foreign currency exchange contract agreements	929	—	929	—

Total	$1,494,823	$—	$1,494,823	$—

Liabilities:
Foreign currency exchange contract agreements	$88	$—	$88	$—

Total	$88	$—	$88	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of June 28, 2014 and December 31, 2013.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million at both June 28, 2014 and December 31, 2013. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $406 million and $398 million at June 28, 2014 and December 31, 2013, respectively, using Level 2 inputs.

Derivative Transactions

The Company enters into forward foreign exchange contracts to manage exposures to foreign currency by hedging the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At June 28, 2014 and December 31, 2013, the Company held forward foreign exchange contracts with notional amounts totaling $107 million and $104 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	June 28, 2014	December 31, 2013
Other current assets	$64	$929
Other current liabilities	$180	$88

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Realized gains (losses) on closed contracts	$214	$3,335	$(100)	$4,029
Unrealized losses on open contracts	(76)	(128)	(957)	(698)

Cumulative net pre-tax gains (losses)	$138	$3,207	$(1,057)	$3,331

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. In May 2014, the Company’s Board of Directors also authorized the extension of the May 2012 program until May 2015, permitting the repurchase of the remaining $221 million under that program. During the six months ended June 28, 2014 and June 29, 2013, the Company repurchased 1.7 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $178 million and $165 million, respectively, under the May 2012 authorization. As of June 28, 2014, the Company repurchased an aggregate of 6.0 million shares at a cost of $580 million under the May 2012 repurchase program, leaving a total of $920 million authorized for future repurchases. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during the six months ended June 28, 2014 and June 29, 2013, respectively.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
June 28, 2014	$12,962	$3,230	$(3,717)	$12,475
June 29, 2013	$12,353	$3,710	$(3,955)	$12,108

Subsequent Events

The Company did not have any material subsequent events, except as described in Note 4 and Note 6.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	June 28, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$547,265	$418	$(15)	$547,668
Foreign government securities	49,991	—	—	49,991
Corporate debt securities	872,275	500	(109)	872,666
Time deposits	67,367	—	—	67,367
Equity securities	77	70	—	147

Total	$1,536,975	$988	$(124)	$1,537,839

Amounts included in:
Cash equivalents	$48,970	$—	$—	$48,970
Investments	1,488,005	988	(124)	1,488,869

Total	$1,536,975	$988	$(124)	$1,537,839

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$556,438	$111	$(10)	$556,539
Foreign government securities	139,670	—	—	139,670
Corporate debt securities	629,477	190	(233)	629,434
Time deposits	74,050	—	—	74,050
Equity securities	77	70	—	147

Total	$1,399,712	$371	$(243)	$1,399,840

Amounts included in:
Cash equivalents	$36,966	$—	$—	$36,966
Investments	1,362,746	371	(243)	1,362,874

Total	$1,399,712	$371	$(243)	$1,399,840

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	June 28, 2014	December 31, 2013
Due in one year or less	$863,584	$1,011,459
Due after one year through two years	606,741	314,184

Total	$1,470,325	$1,325,643

In the three and six months ended June 29, 2013, the Company recorded a $1.6 million charge for an other-than-temporary impairment to an investment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Inventories

Inventories are classified as follows (in thousands):

	June 28, 2014	December 31, 2013
Raw materials	$88,054	$76,930
Work in progress	20,317	19,656
Finished goods	164,393	146,214

Total inventories	$272,764	$242,800

4 Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In January 2014, the Company acquired all of the outstanding stock of ULSP B.V. (“ULSP”), a manufacturer of instrumentation componentry that enable ultra low temperature generation, for approximately $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications. ULSP was acquired to bring the manufacturing of these devices in-house and to expand the Company’s product offering. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $1 million of the purchase price to an intangible asset comprised of technology, which will be amortized over ten years. The remaining purchase price of $3 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

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

In this acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of the acquisition of ULSP on the Company’s revenues and net income since the acquisition date for the six months ended June 28, 2014 was immaterial.

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

In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft., a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for approximately $23 million in cash.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

5 Goodwill and Other Intangibles

The carrying amount of goodwill was $354 million and $350 million at June 28, 2014 and December 31, 2013, respectively. During the six months ended June 28, 2014, the Company’s acquisitions increased goodwill by $3 million (Note 4) and the effect of foreign currency translation increased goodwill by $1 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	June 28, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Purchased intangibles	$167,957	$110,099	10 years	$167,604	$105,347	10 years
Capitalized software	353,556	202,588	7 years	340,070	189,415	7 years
Licenses	5,807	3,596	6 years	3,909	3,390	7 years
Patents and other intangibles	53,127	27,100	8 years	49,902	24,221	8 years

Total	$580,447	$343,383	8 years	$561,485	$322,373	8 years

During the six months ended June 28, 2014, the Company acquired $1 million of purchased intangibles as a result of the acquisition of ULSP (Note 4). During the six months ended June 28, 2014, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $4 million and $2 million, respectively. Amortization expense for intangible assets was $12 million and $10 million for the three months ended June 28, 2014 and June 29, 2013, respectively. Amortization expense for intangible assets was $24 million and $20 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The increase in purchased intangibles amortization for both the three and six months ended June 28, 2014 is primarily due to acquisitions made in 2013 and 2014. Amortization expense for intangible assets is estimated to be approximately $49 million per year for each of the next five years. The increase in amortization expense in 2014 and for the next five years is due to amortization associated with acquisitions and capitalized software costs related to the launch of new software product platforms. The net carrying value of the new software platforms were approximately $113 million as of June 28, 2014 and are being amortized over ten years.

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

At June 28, 2014, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

borrow from the facility without penalty. The remaining $560 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

As of both June 28, 2014 and December 31, 2013, the Company had a total of $400 million of outstanding senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually each year. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of June 28, 2014, the Company was in compliance with all debt covenants.

The Company had the following outstanding debt at June 28, 2014 and December 31, 2013 (in thousands):

	June 28, 2014	December 31, 2013
Foreign subsidiary lines of credit	$8,403	$8,346
Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	—
2013 Credit Agreement	125,000	125,000

Total notes payable and debt	233,403	133,346

Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
2013 Credit Agreement	860,000	790,000

Total long-term debt	1,160,000	1,190,000

Total debt	$1,393,403	$1,323,346

As of June 28, 2014 and December 31, 2013, the Company had a total amount available to borrow of $413 million and $483 million, respectively, after outstanding letters of credit, under the 2013 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2013 Credit Agreement borrowings collectively were 2.08% and 1.94% at June 28, 2014 and December 31, 2013, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $93 million and $87 million at June 28, 2014 and December 31, 2013, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At June 28, 2014 and December 31, 2013, the weighted-average interest rates applicable to these short-term borrowings were 2.05% and 2.00%, respectively.

On June 30, 2014 (fiscal third quarter), the Company issued and sold the following senior unsecured notes:

Senior Unsecured Notes	Term	Interest Rate	Face Value (in millions)	Maturity Date
Series F	7 years	3.40%	$100	June 2021
Series G	10 years	3.92%	$50	June 2024
Series H	10 years	Floating Rate*	$50	June 2024

*	Series H senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.25%.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

All of the proceeds from the issuance of the new senior unsecured notes were used to repay outstanding portions of the revolving facilities. Interest on the Series F and G senior unsecured notes is payable semi-annually each year. Interest on Series H senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. Other provisions for these senior unsecured notes are similar to the existing senior unsecured notes, as described above.

7 Income Taxes

The Company’s effective tax rate was 13.9% and 14.7% for the three months ended June 28, 2014 and June 29, 2013, respectively. The Company’s effective tax rate was 14.4% for the six months ended June 28, 2014 and a tax benefit of 1.1% for the six months ended June 29, 2013. The income tax provision for the six months ended June 29, 2013 included a $31 million tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. This R&D Tax Credit expired at the end of 2013 and is not applicable for 2014. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 16.4 percentage points in the six months ended June 29, 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended June 28, 2014 and June 29, 2013 (in thousands):

	June 28, 2014	June 29, 2013
Balance at the beginning of the period	$24,716	$64,390
Changes resulting from completion of tax examinations	—	(35,279)
Other changes in uncertain tax benefits	(1,952)	(1,670)

Balance at the end of the period	$22,764	$27,441

With limited exceptions, the Company is no longer subject to examinations in significant jurisdictions for the years ended on or before December 31, 2009. However, carryforward attributes that were generated in years beginning on or before January 1, 2010 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

During the six months ended June 29, 2013, the Company recorded a $31 million reduction in the measurement of its unrecognized tax benefits due to the completion of certain tax audit examinations, which reduced the provision for income taxes and increased net income for the six months ended June 29, 2013 by $31 million. As of June 28, 2014, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

The consolidated statements of operations for the three and six months ended June 28, 2014 and June 29, 2013 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$672	$657	$1,428	$1,325
Selling and administrative expenses	6,555	6,215	12,990	11,971
Research and development expenses	997	1,004	1,935	2,011

Total stock-based compensation	$8,224	$7,876	$16,353	$15,307

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended June 28, 2014 and June 29, 2013 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	June 28, 2014	June 29, 2013
Options issued in thousands	32	32
Risk-free interest rate	1.9%	1.0%
Expected life in years	4	5
Expected volatility	0.245	0.260
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	June 28, 2014	June 29, 2013
Exercise price	$99.22	$88.71
Fair value	$22.38	$22.03

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the six months ended June 28, 2014 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2013	3,917	$ 33.12 to $ 103.47	$71.08
Granted	32	$ 99.22	$99.22
Exercised	(632)	$ 33.12 to $ 87.06	$60.26
Canceled	(21)	$ 79.15 to $ 98.21	$88.02

Outstanding at June 28, 2014	3,296	$ 37.84 to $ 103.47	$73.32

Restricted Stock

During the six months ended June 28, 2014, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $99.22 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the six months ended June 28, 2014 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2013	642	$82.16
Granted	134	$112.59
Vested	(190)	$66.26
Forfeited	(14)	$83.80

Unvested at June 28, 2014	572	$94.53

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 28, 2014
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$96,529	84,462	$1.14
Effect of dilutive stock option, restricted stock and restricted stock unit securities		715

Net income per diluted common share	$96,529	85,177	$1.13

	Three Months Ended June 29, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$89,314	85,482	$1.04
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,094

Net income per diluted common share	$89,314	86,576	$1.03

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended June 28, 2014
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$166,831	84,731	$1.97
Effect of dilutive stock option, restricted stock and restricted stock unit securities		807

Net income per diluted common share	$166,831	85,538	$1.95

	Six Months Ended June 29, 2013
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$210,373	85,814	$2.45
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,136

Net income per diluted common share	$210,373	86,950	$2.42

For both the three and six months ended June 28, 2014, the Company had 0.6 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For both the three and six months ended June 29, 2013, the Company had 1.3 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended June 28, 2014 and June 29, 2013 is as follows (in thousands):

	Three Months Ended
	June 28, 2014			June 29, 2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$199	$1,212	$—	$238	$1,152
Interest cost	1,595	118	592	1,419	85	499
Expected return on plan assets	(2,308)	(107)	(392)	(2,038)	(88)	(228)
Net amortization:
Prior service credit	—	(13)	(47)	—	(13)	(62)
Net actuarial loss (gain)	485	(4)	97	881	—	131

Net periodic pension (benefit) cost	$(228)	$193	$1,462	$262	$222	$1,492

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended
	June 28, 2014			June 29, 2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$398	$2,424	$—	$476	$2,304
Interest cost	3,190	236	1,184	2,838	170	998
Expected return on plan assets	(4,616)	(214)	(784)	(4,076)	(176)	(456)
Net amortization:
Prior service credit	—	(26)	(94)	—	(26)	(124)
Net actuarial loss (gain)	970	(8)	194	1,762	—	262

Net periodic pension (benefit) cost	$(456)	$386	$2,924	$524	$444	$2,984

During the six months ended June 28, 2014, the Company contributed $1 million to the Company’s U.S. pension plans. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during the six months ended June 28, 2014. During fiscal year 2014, the Company expects to contribute a total of approximately $29 million to $31 million to the Company’s defined benefit plans.

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

Net sales for the Company’s products and services are as follows for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product net sales:
Waters instrument systems	$206,184	$195,468	$382,548	$379,992
Chemistry	76,577	74,454	151,780	147,587
TA instrument systems	38,504	35,289	71,732	71,346

Total product sales	321,265	305,211	606,060	598,925

Service net sales:
Waters service	145,075	132,256	277,117	256,024
TA service	15,461	13,648	29,132	26,504

Total service sales	160,536	145,904	306,249	282,528

Total net sales	$481,801	$451,115	$912,309	$881,453

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations or cash flows.

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

The Company’s operating results for the three and six months ended June 28, 2014 and June 29, 2013 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Product sales	$321,265	$305,211	5%	$606,060	$598,925	1%
Service sales	160,536	145,904	10%	306,249	282,528	8%

Total net sales	481,801	451,115	7%	912,309	881,453	4%
Total cost of sales	201,853	188,329	7%	389,572	362,897	7%

Gross profit	279,948	262,786	7%	522,737	518,556	1%
Gross profit as a % of sales	58.1%	58.3%		57.3%	58.8%
Selling and administrative expenses	131,930	123,062	7%	258,565	241,722	7%
Research and development expenses	26,977	24,650	9%	51,723	49,962	4%
Purchased intangibles amortization	2,646	2,382	11%	5,293	4,775	11%

Operating income	118,395	112,692	5%	207,156	222,097	(7%)
Operating income as a % of sales	24.6%	25.0%		22.7%	25.2%
Other expense	—	(1,575)	(100%)	—	(1,575)	(100%)
Interest expense, net	(6,271)	(6,401)	(2%)	(12,302)	(12,399)	(1%)

Income from operations before income taxes	112,124	104,716	7%	194,854	208,123	(6%)
Provision for income tax expense (benefit)	15,595	15,402	1%	28,023	(2,250)	1,345%

Net income	$96,529	$89,314	8%	$166,831	$210,373	(21%)

Net income per diluted common share	$1.13	$1.03	10%	$1.95	$2.42	(19%)

Sales for the second quarter increased 7% as compared to the second quarter of 2013, with instrument system sales growing 6% and recurring revenues (combined sales of services and chemistry consumables) growing 8%. The sales growth experienced in the quarter was a result of higher LC and TA instrument system sales and higher service sales. Year-to-date, sales increased 4% as compared with the first half of 2013. Recurring revenues increased 6% year-to-date, while instrument system sales increased 1% year-to-date. Foreign currency translation benefited both the quarter and year-to-date sales by 1% across all products and services. Recent acquisitions added approximately 1% to the sales growth for both the quarter and year-to-date.

Sales to pharmaceutical customers increased 9% and 5% for the quarter and year-to-date, respectively, with positive sales growth in all regions except China. Combined sales to industrial chemical, nutritional safety and environmental customers increased 8% and 3% for the quarter and year-to-date, respectively, with positive sales growth for all regions in the quarter, except China. Combined sales to industrial chemical, nutritional safety and environmental customers increased year-to-date in the U.S., Europe and China but decreased in other regions. Combined global sales to governmental and academic customers decreased 2% and 5% for the quarter and year-to-date, respectively, as declines in Europe and Asia were partially offset by increases in the U.S. and the rest of the world.

The decline in gross profit as a percentage of sales for the quarter and year-to-date was primarily a result of the effects of unfavorable foreign currency translation. Selling and administrative expenses increased 7% for both the quarter and year-to-date. Selling and administrative expenses included a $4 million impairment charge recorded in the second quarter of 2014 related to a write-down in the fair value of a building held for sale in the U.K. Year-to-date, selling and administrative expenses also included $6 million of severance-related costs incurred in the first quarter of 2014 in connection with a reduction in workforce.

Net income per diluted share in the quarter and year-to-date benefited from an increase in sales and fewer shares outstanding due to additional share repurchases; however, these benefits were offset by an increase in selling and administrative expenses. In addition, net income per diluted share benefited $0.39 in 2013 as a result of income tax benefits discussed below in Provision for Income Taxes under “Results of Operations”. Foreign currency translation decreased net income per diluted share by approximately $0.01 for the quarter and approximately $0.10 year-to-date.

Year-to-date, net cash provided by operating activities was $222 million and $237 million in 2014 and 2013, respectively. The $15 million decrease was primarily a result of the decrease in net income, as well as the timing of payments to vendors and the collection of receivables from customers. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during 2014.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $44 million and $61 million year-to-date for 2014 and 2013, respectively. The capital expenditures for 2013 included $23 million of construction costs associated with the recently completed research, manufacturing and distribution facility in Wilmslow, England. In addition, the Company acquired ULSP B.V. in January 2014 for approximately $4 million in cash. In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft., a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for approximately $23 million in cash.

Within cash flows used in financing activities, the Company received $41 million and $19 million of proceeds from stock plans year-to-date for 2014 and 2013, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. In May 2014, the Company’s Board of Directors also authorized the extension of the May 2012 program until May 2015, permitting the repurchase of the remaining $221 million under that program. Year-to-date, the Company repurchased $178 million and $165 million of the Company’s outstanding common stock in 2014 and 2013, respectively, under the May 2012 authorization. On June 30, 2014 (fiscal third quarter), the Company issued and sold senior unsecured notes with an aggregate principal amount of $200 million. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% change	June 28, 2014	June 29, 2013	% change
Net Sales:
United States	$149,192	$134,580	11%	$271,371	$259,134	5%
Europe	143,713	134,185	7%	276,641	257,614	7%
Asia:
China	53,168	59,329	(10%)	106,347	110,942	(4%)
Japan	38,368	38,246	—	83,975	84,438	(1%)
Asia Other	60,771	50,905	19%	108,253	100,066	8%

Total Asia	152,307	148,480	3%	298,575	295,446	1%
Other	36,589	33,870	8%	65,722	69,259	(5%)

Total net sales	$481,801	$451,115	7%	$912,309	$881,453	4%

The increase in sales in the U.S. for the quarter and year-to-date was broad-based across all product and customer classes. The increase in Europe’s sales for both the quarter and year-to-date was primarily due to foreign exchange translation, which added 5% to sales growth in both the quarter and year-to-date. China’s sales decline can be attributed primarily to lower research-focused, higher priced instrument sales to governmentally funded customers. Japan’s sales were negatively impacted by foreign currency translation, which decreased sales by 4% and 7% for the quarter and year-to-date, respectively. The increase in sales in both the quarter and year-to-date in the rest of Asia was broad-based across all product and customer classes.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended
	June 28, 2014	% of Total	June 29, 2013	% of Total	% change
Waters instrument systems	$206,184	48%	$195,468	49%	5%
Chemistry	76,577	18%	74,454	18%	3%

Total Waters Division product sales	282,761	66%	269,922	67%	5%
Waters service	145,075	34%	132,256	33%	10%

Total Waters Division net sales	$427,836	100%	$402,178	100%	6%

	Six Months Ended
	June 28, 2014	% of Total	June 29, 2013	% of Total	% change
Waters instrument systems	$382,548	47%	$379,992	48%	1%
Chemistry	151,780	19%	147,587	19%	3%

Total Waters Division product sales	534,328	66%	527,579	67%	1%
Waters service	277,117	34%	256,024	33%	8%

Total Waters Division net sales	$811,445	100%	$783,603	100%	4%

Waters instrument system sales (LC and MS) increased in the quarter and year-to-date, primarily due to stronger demand for instrument systems from pharmaceutical, industrial chemical, nutritional safety and environmental customers. The increase in recurring revenues for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. The effect of foreign currency translation and acquisitions had a minimal impact on sales for the Waters Division.

Waters Division sales increased 9% and 4% in the U.S. for the quarter and year-to-date, respectively. Europe sales increased 7% and 6% for the quarter and year-to-date, respectively, primarily due to the favorable effect of foreign currency translation. Total Asia sales increased 3% and 2% for the quarter and year-to-date, respectively, with sales in China decreasing 12% and 4%, respectively. The decrease in sales in China can be attributed primarily to lower spending by governmentally funded customers. Sales in the rest of the world increased 10% for the quarter but decreased 3% year-to-date.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended
	June 28, 2014	% of Total	June 29, 2013	% of Total	% change
TA instrument systems	$38,504	71%	$35,289	72%	9%
TA service	15,461	29%	13,648	28%	13%

Total TA Division net sales	$53,965	100%	$48,937	100%	10%

	Six Months Ended
	June 28, 2014	% of Total	June 29, 2013	% of Total	% change
TA instrument systems	$71,732	71%	$71,346	73%	1%
TA service	29,132	29%	26,504	27%	10%

Total TA Division net sales	$100,864	100%	$97,850	100%	3%

TA instrument system sales increased 9% in the quarter due to stronger customer demand. TA service sales increased for both the quarter and year-to-date due to sales of service plans and billings to a higher installed base of customers. TA had double-digit sales growth in the U.S. and Europe for both the quarter and year-to-date. For the quarter, TA’s sales increased 1% and 7% in China and Japan, respectively, but decreased in the rest of Asia and the rest of the world. Year-to-date, TA experienced sales declines in all of Asia and the rest of the world. The effect of foreign currency translation increased TA’s total sales by 1% for the quarter and had a minimal impact on TA’s sales year-to-date. Recent acquisitions added 7% and 4% to sales growth for the quarter and year-to-date, respectively.

Gross Profit

Gross profit increased 7% and 1% for the quarter and year-to-date, respectively, as the increase in the second quarter sales volume was partially offset by the unfavorable effect of foreign currency translation. Year-to-date, the unfavorable effect of foreign currency translation primarily resulted from the movements in the British pound and Japanese yen. Gross profit as a percentage of sales was also impacted by these factors.

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

Selling and Administrative Expenses

Selling and administrative expenses increased 7% for both the quarter and year-to-date. Selling and administrative expenses included a $4 million impairment charge recorded in the second quarter of 2014 related to a write-down in the fair value of a building held for sale in the U.K. Year-to-date, selling and administrative expenses also included $6 million of severance-related costs incurred in the first quarter of 2014 in connection with a reduction in workforce. As a percentage of net sales, selling and administrative expenses were 27.4% and 28.3% for the 2014 quarter and year-to-date, respectively, and 27.3% and 27.4% for the 2013 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 9% and 4% for the quarter and year-to-date, respectively, primarily as a result of increased spending on new products.

Other Expense

The Company recorded a $2 million charge in the second quarter of 2013 for an other-than-temporary impairment to an investment.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 21.5% and 0%, respectively, as of June 28, 2014. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 13.9% and 14.7% for 2014 and 2013, respectively. The Company’s effective tax rate year-to-date was 14.4% for 2014 and a tax benefit of 1.1% for 2013. The year-to-date income tax provision for 2013 included a $31 million tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. This R&D Tax Credit expired at the end of 2013 and is not applicable for 2014. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 16.4 percentage points year-to-date in 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Net income	$166,831	$210,373
Depreciation and amortization	45,217	37,684
Stock-based compensation	16,353	15,307
Deferred income taxes	(7,912)	(4,172)
Change in accounts receivable	28,870	25,966
Change in inventories	(31,558)	(20,822)
Change in accounts payable and other current liabilities	(5,727)	(44,107)
Change in deferred revenue and customer advances	36,835	24,914
Other changes	(26,822)	(8,323)

Net cash provided by operating activities	222,087	236,820
Net cash used in investing activities	(173,761)	(197,963)
Net cash used in financing activities	(65,673)	(53,076)
Effect of exchange rate changes on cash and cash equivalents	5,242	(11,771)

Decrease in cash and cash equivalents	$(12,105)	$(25,990)

Cash Flow from Operating Activities

Net cash provided by operating activities was $222 million and $237 million in the six months ended June 28, 2014 and June 29, 2013, respectively. The changes within net cash provided by operating activities in 2014 as compared to 2013 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•

The change in accounts receivable in 2014 compared to 2013 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) increased to 76 days at June 28, 2014 from 74 days at June 29, 2013.

•	The 2014 change in inventory is primarily attributable to lower-than-anticipated instrument system sales volumes in 2014.

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

•

Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during 2014.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $174 million and $198 million in 2014 and 2013, respectively. Additions to fixed assets and capitalized software were $44 million and $61 million year-to-date in 2014 and 2013, respectively. The capital expenditures for 2013 include $23 million of construction costs associated with the recently completed research, manufacturing and distribution facility in Wilmslow, England. During 2014 and 2013, the Company purchased $1,179 million and $1,564 million of investments year-to-date, while $1,053 million and $1,427 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $4 million year-to-date in 2014. There were no business acquisitions in the first half of 2013. In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft., a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for approximately $23 million in cash.

Cash Used in Financing Activities

Year-to-date, the Company’s total debt borrowings increased by $70 million and $90 million in 2014 and 2013, respectively. As of June 28, 2014, the Company had a total of $1,393 million in outstanding debt, which consisted of $400 million in outstanding senior unsecured notes, $300 million borrowed under the term loan facility under the 2013 Credit Agreement, $685 million borrowed under revolving credit facility under the 2013 Credit Agreement and $8 million borrowed under various other short-term lines of credit. At June 28, 2014, $125 million of the outstanding portions of the revolving facilities have been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $560 million of the outstanding portions of the revolving facilities have been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of June 28, 2014, the Company had a total amount available to borrow under the 2013 Credit Agreement of $413 million after outstanding letters of credit. On June 30, 2014 (fiscal third quarter), the Company issued and sold senior unsecured notes with an aggregate principal amount of $200 million. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. In May 2014, the Company’s Board of Directors also authorized the extension of the May 2012 program until May 2015, permitting the repurchase of the remaining $221 million under that program. During the first six months of 2014 and 2013, the Company repurchased 1.7 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $178 million and $165 million, respectively, under the May 2012 authorization. As of June 28, 2014, the Company had a total of $920 million authorized for future repurchases. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during 2014 and 2013, respectively.

The Company received $41 million and $19 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2014 and 2013, respectively.

The Company had cash, cash equivalents and investments of $1,918 million as of June 28, 2014. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $1,876 million held by foreign subsidiaries at June 28, 2014. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facilities.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2014. The Company reviewed its contractual obligations and commercial commitments as of June 28, 2014 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the six months ended June 28, 2014, the Company contributed $1 million to the Company’s U.S. pension plans. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during the six months ended June 28, 2014. During fiscal year 2014, the Company expects to contribute a total of approximately $29 million to $31 million to the Company’s defined benefit plans.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 28, 2014. The Company did not make any changes in those policies during the six months ended June 28, 2014.

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

•

Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; and ability to obtain alternative sources for components and modules.

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

There have been no material changes in the Company’s market risk during the six months ended June 28, 2014. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2014 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended June 28, 2014 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014. The Company reviewed its risk factors as of June 28, 2014 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended June 28, 2014 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to April 26, 2014	—	$—	—	$262,080
April 27 to May 24, 2014	415	$101.15	415	$970,123
May 25 to June 28, 2014	493	$102.68	493	$919,502

Total	908	$101.98	908	$919,502

(1)	In May 2012, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a two-year period and, in May 2014, the Board of Directors authorized the extension of that program through May 2015, permitting the repurchase of up to the $221 million remaining available at that time under that program.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.1	Note Purchase Agreement, dated June 30, 2014 between Waters Corporation and the purchasers named therein.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and Chief Financial Officer

Date: August 1, 2014