Form 10-Q
period 2014-09-27
WATERS CORP /DE/
filed 2014-10-31
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of October 24, 2014: 83,276,499

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 27, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$356,968	$440,796
Investments	1,589,389	1,362,874
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,528 and $7,057 at September 27, 2014 and December 31, 2013, respectively	393,169	430,985
Inventories	269,095	242,800
Other current assets	90,789	78,800

Total current assets	2,699,410	2,556,255
Property, plant and equipment, net	322,924	324,932
Intangible assets, net	241,654	239,112
Goodwill	358,464	350,350
Other assets	129,224	111,980

Total assets	$3,751,676	$3,582,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$225,006	$133,346
Accounts payable	60,269	64,961
Accrued employee compensation	34,475	43,305
Deferred revenue and customer advances	147,331	128,056
Accrued income taxes	14,688	19,770
Accrued warranty	12,481	12,962
Other current liabilities	80,229	85,132

Total current liabilities	574,479	487,532
Long-term liabilities:
Long-term debt	1,205,000	1,190,000
Long-term portion of retirement benefits	57,936	74,723
Long-term income tax liabilities	22,039	25,436
Other long-term liabilities	50,402	41,765

Total long-term liabilities	1,335,377	1,331,924

Total liabilities	1,909,856	1,819,456
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 27, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 156,144 and 155,246 shares issued, 83,242 and 84,819 shares outstanding at September 27, 2014 and December 31, 2013, respectively	1,562	1,552
Additional paid-in capital	1,346,442	1,270,608
Retained earnings	4,243,221	3,962,893
Treasury stock, at cost, 72,902 and 70,427 shares at September 27, 2014 and December 31, 2013, respectively	(3,739,329)	(3,477,759)
Accumulated other comprehensive (loss) income	(10,076)	5,879

Total stockholders’ equity	1,841,820	1,763,173

Total liabilities and stockholders’ equity	$3,751,676	$3,582,629

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
Product sales	$331,165	$312,943
Service sales	162,000	144,374

Total net sales	493,165	457,317
Cost of product sales	133,868	128,374
Cost of service sales	68,354	63,194

Total cost of sales	202,222	191,568

Gross profit	290,943	265,749
Selling and administrative expenses	122,226	120,563
Research and development expenses	27,279	23,599
Purchased intangibles amortization	2,725	2,518

Operating income	138,713	119,069
Interest expense	(9,062)	(7,358)
Interest income	1,762	946

Income from operations before income taxes	131,413	112,657
Provision for income taxes	17,916	14,609

Net income	$113,497	$98,048

Net income per basic common share	$1.36	$1.15
Weighted-average number of basic common shares	83,663	85,185
Net income per diluted common share	$1.34	$1.14
Weighted-average number of diluted common shares and equivalents	84,401	86,364

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Product sales	$937,225	$911,868
Service sales	468,249	426,902

Total net sales	1,405,474	1,338,770
Cost of product sales	387,646	365,830
Cost of service sales	204,148	188,635

Total cost of sales	591,794	554,465

Gross profit	813,680	784,305
Selling and administrative expenses	380,791	362,285
Research and development expenses	79,002	73,561
Purchased intangibles amortization	8,018	7,293

Operating income	345,869	341,166
Other expense (Note 2)	—	(1,575)
Interest expense	(24,522)	(22,123)
Interest income	4,920	3,312

Income from operations before income taxes	326,267	320,780
Provision for income taxes	45,939	12,359

Net income	$280,328	$308,421

Net income per basic common share	$3.32	$3.60
Weighted-average number of basic common shares	84,375	85,565
Net income per diluted common share	$3.29	$3.56
Weighted-average number of diluted common shares and equivalents	85,162	86,719

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$113,497	$98,048	$280,328	$308,421
Other comprehensive (loss) income:
Foreign currency translation	(48,671)	27,349	(16,071)	(2,129)
Unrealized (losses) gains on investments before reclassifications	(645)	532	91	677
Amounts reclassified to other expense	—	—	—	1,576

Unrealized (losses) gains on investments before income taxes	(645)	532	91	2,253
Income tax benefit (expense)	42	(85)	11	(620)

Unrealized (losses) gains on investments, net of tax	(603)	447	102	1,633
Retirement liability adjustment before reclassifications	—	—	(931)	—
Amounts reclassified to selling and administrative expenses	516	991	1,548	2,726

Retirement liability adjustment before income taxes	516	991	617	2,726
Income tax expense	(400)	(367)	(603)	(1,009)

Retirement liability adjustment, net of tax	116	624	14	1,717
Other comprehensive (loss) income	(49,158)	28,420	(15,955)	1,221

Comprehensive income	$64,339	$126,468	$264,373	$309,642

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$280,328	$308,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,051	1,646
Provisions on inventory	3,603	3,346
Stock-based compensation	24,460	23,985
Deferred income taxes	(9,151)	(11,181)
Depreciation	38,754	27,807
Amortization of intangibles	35,889	30,448
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	23,588	22,585
Increase in inventories	(36,812)	(30,782)
Increase in other current assets	(9,348)	(6,171)
Increase in other assets	(10,949)	(9,638)
Increase (decrease) in accounts payable and other current liabilities	3,887	(24,686)
Increase in deferred revenue and customer advances	23,737	14,266
Decrease in other liabilities	(20,111)	(8,461)

Net cash provided by operating activities	349,926	341,585
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(70,437)	(92,816)
Business acquisitions, net of cash acquired	(23,672)	(26,434)
Payments for intellectual property licenses	(1,800)	—
Purchase of investments	(1,731,043)	(2,270,826)
Maturity of investments	1,504,528	2,060,710

Net cash used in investing activities	(322,424)	(329,366)
Cash flows from financing activities:
Proceeds from debt issuances	336,430	1,002,023
Payments on debt	(229,770)	(886,043)
Payments of debt issuance costs	(1,400)	(2,039)
Proceeds from stock plans	43,287	35,470
Purchase of treasury shares	(261,570)	(226,198)
Excess tax benefit related to stock option plans	8,605	8,864
(Payments for) proceeds from debt swaps and other derivative contracts	(366)	5,866

Net cash used in financing activities	(104,784)	(62,057)
Effect of exchange rate changes on cash and cash equivalents	(6,546)	(196)

Decrease in cash and cash equivalents	(83,828)	(50,034)
Cash and cash equivalents at beginning of period	440,796	481,035

Cash and cash equivalents at end of period	$356,968	$431,001

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may not consist of thirteen complete weeks. The Company’s third fiscal quarters for 2014 and 2013 ended on September 27, 2014 and September 28, 2013, respectively.

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

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of September 27, 2014 and December 31, 2013, $1,899 million out of $1,946 million and $1,738 million out of $1,804 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

Property, Plant and Equipment

During the nine months ended September 27, 2014, the Company recorded a $4 million impairment charge related to a write-down in the fair value of a building in the U.K. The building is currently classified as held-for-sale and recorded in other current assets in the consolidated balance sheet as of September 27, 2014 at a fair value of $5 million, which was determined based on a real estate market analysis.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 27, 2014 and December 31, 2013. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 27, 2014 (in thousands):

	Total at September 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$578,452	$—	$578,452	$—
Foreign government securities	49,992	—	49,992	—
Corporate debt securities	935,298	—	935,298	—
Time deposits	64,216	—	64,216	—
Equity securities	147	—	147	—
Other cash equivalents	33,001	—	33,001	—
Waters 401(k) Restoration Plan assets	32,653	—	32,653	—
Foreign currency exchange contract agreements	279	—	279	—

Total	$1,694,038	$—	$1,694,038	$—

Liabilities:
Contingent consideration	$3,336	$—	$—	$3,336
Foreign currency exchange contract agreements	439	—	439	—

Total	$3,775	$—	$439	$3,336

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$556,539	$—	$556,539	$—
Foreign government securities	139,670	—	139,670	—
Corporate debt securities	629,434	—	629,434	—
Time deposits	74,050	—	74,050	—
Equity securities	147	—	147	—
Other cash equivalents	62,851	—	62,851	—
Waters 401(k) Restoration Plan assets	31,203	—	31,203	—
Foreign currency exchange contract agreements	929	—	929	—

Total	$1,494,823	$—	$1,494,823	$—

Liabilities:
Foreign currency exchange contract agreements	$88	$—	$88	$—

Total	$88	$—	$88	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of September 27, 2014 and December 31, 2013.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including estimated future results and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, total future undiscounted contingent consideration payments are estimated to be $3 million, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no significant changes to the fair value of the liability for contingent consideration since the acquisition date.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $600 million and $400 million at September 27, 2014 and December 31, 2013, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $605 million and $398 million at September 27, 2014 and December 31, 2013, respectively, using Level 2 inputs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Derivative Transactions

The Company enters into forward foreign exchange contracts to manage exposures to foreign currency by hedging the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At September 27, 2014 and December 31, 2013, the Company held forward foreign exchange contracts with notional amounts totaling $105 million and $104 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	September 27, 2014	December 31, 2013
Other current assets	$279	$929
Other current liabilities	$439	$88

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Realized (losses) gains on closed contracts	$(266)	$1,837	$(366)	$5,866
Unrealized (losses) gains on open contracts	(43)	489	(1,000)	(208)

Cumulative net pre-tax (losses) gains	$(309)	$2,326	$(1,366)	$5,658

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. In May 2014, the Company’s Board of Directors also authorized the extension of the May 2012 program until May 2015, permitting the repurchase of the remaining $221 million under that program. During the nine months ended September 27, 2014 and September 28, 2013, the Company repurchased 2.4 million and 2.3 million shares of the Company’s outstanding common stock at a cost of $255 million and $220 million, respectively, under the May 2012 authorization. As of September 27, 2014, the Company had repurchased an aggregate of 6.8 million shares at a cost of $657 million under the May 2012 repurchase program, leaving a total of $843 million authorized for future repurchases. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
September 27, 2014	$12,962	$5,292	$(5,773)	$12,481
September 28, 2013	$12,353	$5,384	$(5,773)	$11,964

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Subsequent Events

The Company did not have any material subsequent events.

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	September 27, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$578,180	$335	$(63)	$578,452
Foreign government securities	49,992	—	—	49,992
Corporate debt securities	935,421	270	(393)	935,298
Time deposits	64,216	—	—	64,216
Equity securities	77	70	—	147

Total	$1,627,886	$675	$(456)	$1,628,105

Amounts included in:
Cash equivalents	$38,716	$—	$—	$38,716
Investments	1,589,170	675	(456)	1,589,389

Total	$1,627,886	$675	$(456)	$1,628,105

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$556,438	$111	$(10)	$556,539
Foreign government securities	139,670	—	—	139,670
Corporate debt securities	629,477	190	(233)	629,434
Time deposits	74,050	—	—	74,050
Equity securities	77	70	—	147

Total	$1,399,712	$371	$(243)	$1,399,840

Amounts included in:
Cash equivalents	$36,966	$—	$—	$36,966
Investments	1,362,746	371	(243)	1,362,874

Total	$1,399,712	$371	$(243)	$1,399,840

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	September 27, 2014	December 31, 2013
Due in one year or less	$866,930	$1,011,459
Due after one year through three years	696,812	314,184

Total	$1,563,742	$1,325,643

In the nine months ended September 28, 2013, the Company recorded a $1.6 million charge for an other-than-temporary impairment to an investment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3 Inventories

Inventories are classified as follows (in thousands):

	September 27, 2014	December 31, 2013
Raw materials	$89,045	$76,930
Work in progress	19,456	19,656
Finished goods	160,594	146,214

Total inventories	$269,095	$242,800

4 Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations and the results of each acquisition have been included in the Company’s consolidated results from the respective acquisition dates.

In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft. (“Medimass”), a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for approximately $23 million in cash. In addition, the Company potentially has to pay additional contingent consideration, which had an estimated fair value of $3 million as of the closing date. The net assets acquired consist primarily of the Rapid Evaporative Ionization Mass Spectrometry (“REIMS”) technology, including patent applications, software, databases and REIMS expertise. REIMS is an ionization technique that can be used as a source for direct analysis of samples by mass spectrometry. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $18 million of the purchase prices to intangible assets comprised of $13 million of technology and $5 million of in-process research and development (IPR&D). The technology will be amortized over 15 years and the amortization of IPR&D will commence once commercialized. The remaining purchase price of $8 million has been accounted for as goodwill, which is deductible for tax purposes. The contingent consideration payments are calculated based on a royalty due if certain milestones are achieved using the REIMS technology. The fair value of the contingent consideration recognized was estimated using a probability-weighted discounted cash flow model, using Level 3 inputs.

In January 2014, the Company acquired all of the outstanding stock of ULSP B.V. (“ULSP”), a manufacturer of instrumentation components that enable ultra low temperature generation, for approximately $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications. ULSP was acquired to bring the manufacturing of these devices in-house and to expand the Company’s product offering. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. The Company has allocated $1 million of the purchase price to an intangible asset comprised of technology, which will be amortized over ten years. The remaining purchase price of $3 million has been accounted for as goodwill. The goodwill is not deductible for tax purposes.

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

In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of these acquisitions, either individually or in the aggregate, on the Company’s revenues and net income since the acquisition dates for the nine months ended September 27, 2014 was immaterial.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the acquisition dates, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisitions of Medimass and ULSP (in thousands):

Accounts receivable and other assets	$550
Intangible assets	18,457
Goodwill	11,631

Total assets acquired	30,638
Accrued expenses and other liabilities	294
Accrued contingent consideration	3,336

Net assets acquired	27,008
Less: accrued contingent consideration	3,336

Cash consideration paid	$23,672

5 Goodwill and Other Intangibles

The carrying amount of goodwill was $358 million and $350 million at September 27, 2014 and December 31, 2013, respectively. During the nine months ended September 27, 2014, the Company’s acquisitions increased goodwill by $12 million (Note 4) and the effect of foreign currency translation decreased goodwill by $4 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	September 27, 2014			December 31, 2013
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Purchased intangibles	$166,925	$110,961	11 years	$158,424	$105,347	10 years
Capitalized software	339,754	197,412	7 years	340,070	189,415	7 years
Trademarks and IPR&D	14,327	—	– years	9,180	—	– years
Licenses	5,586	3,620	6 years	3,909	3,390	7 years
Patents and other intangibles	55,283	28,228	8 years	49,902	24,221	8 years

Total	$581,875	$340,221	8 years	$561,485	$322,373	8 years

During the nine months ended September 27, 2014, the Company acquired $18 million of purchased intangibles as a result of the acquisitions of ULSP and Medimass (Note 4). During the nine months ended September 27, 2014, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $31 million and $18 million, respectively. Amortization expense for intangible assets was $12 million and $10 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Amortization expense for intangible assets was $36 million and $30 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The increase in purchased intangibles amortization for both the three and nine months ended September 27, 2014 is primarily due to acquisitions made in 2013 and 2014. Amortization expense for intangible assets is estimated to be approximately $50 million per year for each of the next five years. The increase in amortization expense in 2014 and for the next five years is due to amortization associated with acquisitions and capitalized software costs related to the launch of new software product platforms. The net carrying value of the new software platforms were approximately $107 million as of September 27, 2014 and are being amortized over ten years.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

As of September 27, 2014, $125 million of the outstanding portion of the revolving facility has been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $405 million of the outstanding portion of the revolving facility has been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

On June 30, 2014 (fiscal third quarter), the Company issued and sold the following senior unsecured notes:

Senior			Face Value
Unsecured Notes	Term	Interest Rate	(in millions)	Maturity Date
Series F	7 years	3.40%	$100	June 2021
Series G	10 years	3.92%	$50	June 2024
Series H	10 years	Floating Rate *	$50	June 2024

*	Series H senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.25%.

All of the proceeds from the issuance of the new senior unsecured notes were used to repay outstanding portions of the revolving facility. As of September 27, 2014 and December 31, 2013, the Company had a total of $600 million and $400 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

As of September 27, 2014, the Company was in compliance with all debt covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 27, 2014 and December 31, 2013 (in thousands):

	September 27, 2014	December 31, 2013
Foreign subsidiary lines of credit	$6	$8,346
Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	—
2013 Credit Agreement	125,000	125,000

Total notes payable and debt	225,006	133,346

Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	—
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	—
Senior unsecured notes - Series H - floating rate, due June 2024	50,000	—
2013 Credit Agreement	705,000	790,000

Total long-term debt	1,205,000	1,190,000

Total debt	$1,430,006	$1,323,346

As of September 27, 2014 and December 31, 2013, the Company had a total amount available to borrow of $569 million and $483 million, respectively, after outstanding letters of credit, under the 2013 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2013 Credit Agreement borrowings collectively were 2.33% and 1.94% at September 27, 2014 and December 31, 2013, respectively.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $90 million and $87 million at September 27, 2014 and December 31, 2013, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At September 27, 2014 and December 31, 2013, the weighted-average interest rates applicable to these short-term borrowings were 0.50% and 2.00%, respectively.

7 Income Taxes

The Company’s effective tax rate was 13.6% and 13.0% for the three months ended September 27, 2014 and September 28, 2013, respectively. The Company’s effective tax rate was 14.1% and 3.9% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The income tax provision for the nine months ended September 28, 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. This R&D Tax Credit expired at the end of 2013 and is not applicable for 2014. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 10.6 percentage points in the nine months ended September 28, 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	September 27, 2014	September 28, 2013
Balance at the beginning of the period	$24,716	$64,390
Changes resulting from completion of tax examinations	—	(35,279)
Other changes in uncertain tax benefits	(3,268)	(2,662)

Balance at the end of the period	$21,448	$26,449

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2009. However, carryforward attributes that were generated in years beginning on or before January 1, 2010 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities.

During the nine months ended September 28, 2013, the Company recorded a $31 million reduction in the measurement of its unrecognized tax benefits due to the completion of certain tax audit examinations, which reduced the provision for income taxes and increased net income for the nine months ended September 28, 2013 by $31 million. As of September 27, 2014, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

The consolidated statements of operations for the three and nine months ended September 27, 2014 and September 28, 2013 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of sales	$633	$630	$2,061	$1,955
Selling and administrative expenses	6,355	7,110	19,345	19,081
Research and development expenses	1,119	938	3,054	2,949

Total stock-based compensation	$8,107	$8,678	$24,460	$23,985

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 27, 2014 and September 28, 2013 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 27, 2014	September 28, 2013
Options issued in thousands	32	80
Risk-free interest rate	1.9%	1.0%
Expected life in years	4	3
Expected volatility	0.245	0.259
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	September 27, 2014	September 28, 2013
Exercise price	$99.22	$95.72
Fair value	$22.38	$26.22

The following table summarizes stock option activity for the plans for the nine months ended September 27, 2014 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2013	3,917	$33.12 to $103.47	$71.08
Granted	32	$99.22	$99.22
Exercised	(654)	$33.12 to $87.06	$60.40
Canceled	(21)	$79.15 to $98.21	$88.02

Outstanding at September 27, 2014	3,274	$37.84 to $103.47	$73.38

Restricted Stock

During the nine months ended September 27, 2014, the Company granted twelve thousand shares of restricted stock. The fair value of these awards on the grant date was $99.22 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 27, 2014 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2013	642	$82.16
Granted	134	$112.59
Vested	(192)	$66.38
Forfeited	(16)	$85.82

Unvested at September 27, 2014	568	$94.57

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 27, 2014
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$113,497	83,663	$1.36
Effect of dilutive stock option, restricted stock and restricted stock unit securities		738

Net income per diluted common share	$113,497	84,401	$1.34

	Three Months Ended September 28, 2013
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$98,048	85,185	$1.15
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,179

Net income per diluted common share	$98,048	86,364	$1.14

	Nine Months Ended September 27, 2014
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$280,328	84,375	$3.32
Effect of dilutive stock option, restricted stock and restricted stock unit securities		787

Net income per diluted common share	$280,328	85,162	$3.29

	Nine Months Ended September 28, 2013
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$308,421	85,565	$3.60
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,154

Net income per diluted common share	$308,421	86,719	$3.56

For both the three and nine months ended September 27, 2014, the Company had 0.5 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For the three and nine months ended September 28, 2013, the Company had 0.7 million and 0.8 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 27, 2014 and September 28, 2013 is as follows (in thousands):

	Three Months Ended
	September 27, 2014			September 28, 2013
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$196	$1,212	$—	$238	$1,152
Interest cost	1,623	111	592	1,290	85	499
Expected return on plan assets	(2,179)	(112)	(392)	(1,951)	(88)	(228)
Net amortization:
Prior service credit	—	(13)	(47)	—	(13)	(62)
Net actuarial loss (gain)	692	(18)	97	812	—	131

Net periodic pension cost	$136	$164	$1,462	$151	$222	$1,492

	Nine Months Ended
	September 27, 2014			September 28, 2013
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$594	$3,636	$—	$714	$3,456
Interest cost	4,813	347	1,776	4,128	255	1,497
Expected return on plan assets	(6,795)	(326)	(1,176)	(6,027)	(264)	(684)
Net amortization:
Prior service credit	—	(39)	(141)	—	(39)	(186)
Net actuarial loss (gain)	1,662	(26)	291	2,574	—	393

Net periodic pension (benefit) cost	$(320)	$550	$4,386	$675	$666	$4,476

During the nine months ended September 27, 2014, the Company contributed $4 million to the Company’s U.S. pension plans. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during the nine months ended September 27, 2014. During fiscal year 2014, the Company expects to contribute a total of approximately $29 million to $31 million to the Company’s defined benefit plans.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

Net sales for the Company’s products and services are as follows for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product net sales:
Waters instrument systems	$213,122	$196,989	$595,670	$576,981
Chemistry	77,853	75,413	229,633	223,000
TA instrument systems	40,190	40,541	111,922	111,887

Total product sales	331,165	312,943	937,225	911,868

Service net sales:
Waters service	146,038	130,308	423,155	386,332
TA service	15,962	14,066	45,094	40,570

Total service sales	162,000	144,374	468,249	426,902

Total net sales	$493,165	$457,317	$1,405,474	$1,338,770

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

The Company’s operating results for the three and nine months ended September 27, 2014 and September 28, 2013 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Product sales	$331,165	$312,943	6%	$937,225	$911,868	3%
Service sales	162,000	144,374	12%	468,249	426,902	10%

Total net sales	493,165	457,317	8%	1,405,474	1,338,770	5%
Total cost of sales	202,222	191,568	6%	591,794	554,465	7%

Gross profit	290,943	265,749	9%	813,680	784,305	4%
Gross profit as a % of sales	59.0%	58.1%		57.9%	58.6%
Selling and administrative expenses	122,226	120,563	1%	380,791	362,285	5%
Research and development expenses	27,279	23,599	16%	79,002	73,561	7%
Purchased intangibles amortization	2,725	2,518	8%	8,018	7,293	10%

Operating income	138,713	119,069	16%	345,869	341,166	1%
Operating income as a % of sales	28.1%	26.0%		24.6%	25.5%
Other expense	—	—		—	(1,575)	(100%)
Interest expense, net	(7,300)	(6,412)	14%	(19,602)	(18,811)	4%

Income from operations before income taxes	131,413	112,657	17%	326,267	320,780	2%
Provision for income taxes	17,916	14,609	23%	45,939	12,359	272%

Net income	$113,497	$98,048	16%	$280,328	$308,421	(9%)

Net income per diluted common share	$1.34	$1.14	18%	$3.29	$3.56	(8%)

Sales for the third quarter increased 8% as compared to the third quarter of 2013, with instrument system sales growing 7% and recurring revenues (combined sales of services and chemistry consumables) growing 9%. The sales growth experienced in the quarter was a result of higher LC and LC-MS instrument system sales and higher service sales. Year-to-date, sales increased 5% as compared with the first nine months of 2013. Recurring revenues increased 7% year-to-date, while instrument system sales increased 3% year-to-date. Foreign currency translation and acquisitions had a minimal impact on sales for both the quarter and year-to-date.

Sales to pharmaceutical customers increased 12% for the quarter, with positive sales growth in all regions. Sales to pharmaceutical customers increased 8% year-to-date and was positive in all regions except China, where sales declined 4% year-to-date. Combined sales to industrial chemical, nutritional safety and environmental customers decreased 1% for the quarter and increased 2% year-to-date, with stronger sales growth in Europe and Japan for both the quarter and year-to-date. Combined global sales to governmental and academic customers increased 18% and

3% for the quarter and year-to-date, respectively, with double-digit growth in all major regions except China and Japan, where growth was strong in the comparable periods in the prior year.

The increase in gross profit as a percentage of sales for the quarter was primarily a result of sales mix and leverage achieved on higher sales volumes. The decrease in gross profit as a percentage of sales year-to-date was primarily a result of the effects of foreign currency translation. Selling and administrative expenses increased 1% and 5% for the quarter and year-to-date, respectively. Selling and administrative expenses for the quarter and year-to-date were reduced by a $2 million award received from an arbitration settlement. Year-to-date, selling and administrative expenses included $6 million of severance-related costs in connection with a reduction in workforce and a $4 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. The increase in research and development expenses in the quarter was primarily a result of additional costs associated with new products and the unfavorable effects of foreign currency translation.

Net income per diluted share in the quarter and year-to-date benefited from an increase in sales and fewer shares outstanding due to additional share repurchases. In addition, net income per diluted share benefited $0.39 in 2013 as a result of income tax benefits discussed below in Provision for Income Taxes under “Results of Operations”. Foreign currency translation decreased net income per diluted share by approximately $0.02 and $0.12 for the quarter and year-to-date, respectively.

Year-to-date, net cash provided by operating activities was $350 million and $342 million in 2014 and 2013, respectively. The $8 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers. In addition, 2014 was impacted by one-time contributions totaling $21 million to certain Non-U.S. pension plans.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $70 million and $93 million year-to-date for 2014 and 2013, respectively. The capital expenditures for 2013 included $36 million of construction costs associated with the recently completed research, manufacturing and distribution facility in Wilmslow, England. In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft., a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for approximately $23 million in cash. In addition, the Company acquired ULSP B.V. in January 2014 for approximately $4 million in cash. During 2014, the Company made a payment of $2 million to license certain intellectual property.

Within cash flows used in financing activities, the Company issued and sold senior unsecured notes with an aggregate principal amount of $200 million on June 30, 2014 (fiscal third quarter). The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes. In addition, the Company received $43 million and $35 million of proceeds from stock plans year-to-date for 2014 and 2013, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. In May 2014, the Company’s Board of Directors also authorized the extension of the May 2012 program until May 2015, permitting the repurchase of the remaining $221 million under that program. Year-to-date, the Company repurchased $255 million and $220 million of the Company’s outstanding common stock in 2014 and 2013, respectively, under the May 2012 authorization.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% change	September 27, 2014	September 28, 2013	% change
Net Sales:
United States	$150,835	$139,603	8%	$422,206	$398,737	6%
Europe	144,076	130,326	11%	420,717	387,940	8%
Asia:
China	56,010	59,136	(5%)	162,357	170,078	(5%)
Japan	41,595	42,467	(2%)	125,570	126,905	(1%)
Asia Other	63,024	53,188	18%	171,277	153,254	12%

Total Asia	160,629	154,791	4%	459,204	450,237	2%
Other	37,625	32,597	15%	103,347	101,856	1%

Total net sales	$493,165	$457,317	8%	$1,405,474	$1,338,770	5%

The increase in sales in the U.S. for the quarter and year-to-date was driven by an increase in LC and LC-MS instrument system sales and service sales to pharmaceutical, governmental and academic customers. The increase in Europe’s sales for both the quarter and year-to-date was driven by LC, LC-MS and TA instrument system sales and service sales across all customer classes. Foreign currency translation added 2% and 3% to the quarterly and year-to-date sales growth in Europe, respectively. China’s sales decline for both the quarter and year-to-date can be attributed primarily to lower research-focused, higher priced instrument sales to governmentally funded customers. Japan’s sales were negatively impacted by foreign currency translation, which decreased sales by 6% and 7% for the quarter and year-to-date, respectively. The increase in sales in both the quarter and year-to-date in the rest of Asia was broad-based across all product and customer classes. The sales increase in the quarter for the rest of the world was driven by sales of LC and LC-MS instrument systems and sales to governmental and academic customers.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended
	September 27, 2014	% of Total	September 28, 2013	% of Total	% change
Waters instrument systems	$213,122	49%	$196,989	49%	8%
Chemistry	77,853	18%	75,413	19%	3%

Total Waters Division product sales	290,975	67%	272,402	68%	7%
Waters service	146,038	33%	130,308	32%	12%

Total Waters Division net sales	$437,013	100%	$402,710	100%	9%

	Nine Months Ended
	September 27, 2014	% of Total	September 28, 2013	% of Total	% change
Waters instrument systems	$595,670	48%	$576,981	49%	3%
Chemistry	229,633	18%	223,000	19%	3%

Total Waters Division product sales	825,303	66%	799,981	68%	3%
Waters service	423,155	34%	386,332	32%	10%

Total Waters Division net sales	$1,248,458	100%	$1,186,313	100%	5%

Waters instrument system sales (LC and LC-MS) increased in the quarter and year-to-date, primarily due to stronger demand for instrument systems from pharmaceutical, governmental and academic customers. The increase in recurring revenues for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. The effect of foreign currency translation and recent acquisitions had a minimal impact on sales for the Waters Division.

Waters Division sales increased 10% and 6% in the U.S. for the quarter and year-to-date, respectively. Europe sales increased 11% and 8% for the quarter and year-to-date, respectively, with foreign currency translation adding 2% and 4% to the quarterly and year-to-date sales growth, respectively. Total Asia sales increased 3% for both the quarter and year-to-date, with sales in China and Japan decreasing in both periods. The decrease in sales in China can be attributed primarily to lower spending by governmentally funded customers, while the decrease in Japan is primarily due to the effects of foreign currency. Sales in the rest of the world increased 19% and 4% for the quarter and year-to-date, respectively.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended
	September 27, 2014	% of Total	September 28, 2013	% of Total	% change
TA instrument systems	$40,190	72%	$40,541	74%	(1%)
TA service	15,962	28%	14,066	26%	13%

Total TA Division net sales	$56,152	100%	$54,607	100%	3%

	Nine Months Ended
	September 27, 2014	% of Total	September 28, 2013	% of Total	% change
TA instrument systems	$111,922	71%	$111,887	73%	—
TA service	45,094	29%	40,570	27%	11%

Total TA Division net sales	$157,016	100%	$152,457	100%	3%

TA instrument system sales decreased 1% in the quarter due to the effect of a strong quarterly sales result in the prior year’s quarter. TA service sales increased for both the quarter and year-to-date due to sales of service plans and billings to a higher installed base of customers. For the quarter, TA’s sales increased 9% in Europe, 34% in Japan, and 10% in the rest of Asia but declined in China and the rest of the world. Year-to-date, TA’s sales increased 6% in the U.S. and 15% in Europe but declined in all other regions. Year-to-date, TA’s sales in Japan decreased 1%, with the effect of foreign currency decreasing sales by 7%. The effect of foreign currency translation had a minimal impact on TA’s sales for both the quarter and year-to-date. Recent acquisitions added 4% to sales growth for both the quarter and year-to-date.

Gross Profit

Gross profit increased 9% and 4% for the quarter and year-to-date, respectively. In the quarter, gross profit benefited from sales mix and leverage achieved on higher sales volumes. The effect of foreign currency translation was neutral in the quarter but unfavorable year-to-date. Year-to-date, the unfavorable effect of foreign currency translation primarily resulted from the movements in the British pound and Japanese yen. Gross profit as a percentage of sales for both the quarter and year-to-date was also impacted by the factors discussed above.

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

Selling and Administrative Expenses

Selling and administrative expenses increased 1% and 5% for the quarter and year-to-date, respectively. Selling and administrative expenses for the quarter and year-to-date were reduced by a $2 million award received from an arbitration settlement. Year-to-date, selling and administrative expenses also included $6 million of severance-related costs in connection with a reduction in workforce and a $4 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. As a percentage of net sales, selling and administrative expenses were 24.8% and 26.4% for the 2014 and 2013 quarters, respectively, and 27.1% year-to-date for both 2014 and 2013.

Research and Development Expenses

Research and development expenses increased 16% and 7% for the quarter and year-to-date, respectively, primarily as a result of increased spending on new products and the unfavorable effect of foreign currency translation.

Other Expense

The Company recorded a $2 million charge in the second quarter of 2013 for an other-than-temporary impairment to an investment.

Interest Expense, Net

The increase in interest expense for both the three and nine months ended September 27, 2014 was primarily attributable to an increase in average borrowings, as well as higher interest rates paid on fixed rate debt.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 21.5% and 0%, respectively, as of September 27, 2014. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 13.6% and 13.0% for 2014 and 2013, respectively. The Company’s effective tax rate year-to-date was 14.1% and 3.9% for 2014 and 2013, respectively. The year-to-date income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. This R&D Tax Credit expired at the end of 2013 and is not applicable for 2014. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 10.6 percentage points year-to-date in 2013. The remaining differences between the quarter and year-to-date effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Net income	$280,328	$308,421
Depreciation and amortization	74,643	58,255
Stock-based compensation	24,460	23,985
Deferred income taxes	(9,151)	(11,181)
Change in accounts receivable	23,588	22,585
Change in inventories	(36,812)	(30,782)
Change in accounts payable and other current liabilities	3,887	(24,686)
Change in deferred revenue and customer advances	23,737	14,266
Other changes	(34,754)	(19,278)

Net cash provided by operating activities	349,926	341,585
Net cash used in investing activities	(322,424)	(329,366)
Net cash used in financing activities	(104,784)	(62,057)
Effect of exchange rate changes on cash and cash equivalents	(6,546)	(196)

Decrease in cash and cash equivalents	$(83,828)	$(50,034)

Cash Flow from Operating Activities

Net cash provided by operating activities was $350 million and $342 million in the nine months ended September 27, 2014 and September 28, 2013, respectively. The changes within net cash provided by operating activities in 2014 as compared to 2013 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•	The change in accounts receivable in 2014 compared to 2013 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) decreased to 73 days at September 27, 2014 from 74 days at September 28, 2013.

•	The 2014 change in inventory is primarily attributable to the additional inventory ramp up for new product launches.

•	The 2014 and 2013 change in accounts payable and other current liabilities was a result of timing of payments to vendors. In addition, 2013 includes a decrease in accrued income taxes due to the resolution of ongoing tax audits.

•	Net cash provided from deferred revenue and customer advances in both 2014 and 2013 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during 2014.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $322 million and $329 million in 2014 and 2013, respectively. Additions to fixed assets and capitalized software were $70 million and $93 million year-to-date in 2014 and 2013, respectively. The capital expenditures for 2013 include $36 million of construction costs associated with the recently completed research, manufacturing and distribution facility in Wilmslow, England. During 2014 and 2013, the Company purchased $1,731 million and $2,271 million of investments year-to-date, while $1,505 million and $2,061 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $24 million and $26 million year-to-date in 2014 and 2013, respectively. During 2014, the Company made a payment of $2 million to license intellectual property.

Cash Used in Financing Activities

On June 30, 2014 (fiscal third quarter), the Company issued and sold senior unsecured notes with an aggregate principal amount of $200 million. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes. Year-to-date, the Company’s total debt borrowings increased by $107 million and $116 million in 2014 and 2013, respectively. As of September 27, 2014, the Company had a total of $1,430 million in outstanding debt, which consisted of $600 million in outstanding senior unsecured notes, $300 million borrowed under the term loan facility under the 2013 Credit Agreement and $530 million borrowed under revolving credit facility under the 2013 Credit Agreement. At September 27, 2014, $125 million of the outstanding portion of the revolving facility has been classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $405 million of the outstanding portion of the revolving facility has been classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of September 27, 2014, the Company had a total amount available to borrow under the 2013 Credit Agreement of $569 million after outstanding letters of credit.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. In May 2014, the Company’s Board of Directors also authorized the extension of the May 2012 program until May 2015, permitting the repurchase of the remaining $221 million under that program. During the first nine months of 2014 and 2013, the Company repurchased 2.4 million and 2.3 million shares of the Company’s outstanding common stock at a cost of $255 million and $220 million, respectively, under the May 2012 authorization. As of September 27, 2014, the Company had a total of $843 million authorized for future repurchases. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during 2014 and 2013, respectively.

The Company received $43 million and $35 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2014 and 2013, respectively.

The Company had cash, cash equivalents and investments of $1,946 million as of September 27, 2014. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $1,899 million held by foreign subsidiaries at September 27, 2014. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2014. The Company reviewed its contractual obligations and commercial commitments as of September 27, 2014 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the contingent consideration assumed in the Medimass acquisition as described in Note 4, Acquisitions, in the Condensed Notes to Consolidated Financial Statements and the issuance of senior unsecured notes as described in Note 6, Debt.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the nine months ended September 27, 2014, the Company contributed $4 million to the Company’s U.S. pension plans. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S.

pension plans during the nine months ended September 27, 2014. During fiscal year 2014, the Company expects to contribute a total of approximately $29 million to $31 million to the Company’s defined benefit plans.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 27, 2014. The Company did not make any changes in those policies during the nine months ended September 27, 2014.

New Accounting Pronouncements

Please refer to Note 12, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of foreign currency translation on financial results; the growth rate of sales and research and development expenses; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in succession planning, as the Company’s chief executive officer has announced his intention to retire by the end of 2015.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products which trigger contingent purchase payments may exceed our expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices or tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the nine months ended September 27, 2014. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Item 4:     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:     Other Information

Item 1:     Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended September 27, 2014 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Item 1A:     Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014. The Company reviewed its risk factors as of September 27, 2014 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended September 27, 2014 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to July 26, 2014	—	$—	—	$919,502
July 27 to August 23, 2014	385	$104.11	385	$879,443
August 24 to September 27, 2014	351	$103.47	350	$843,155

Total	736	$103.80	735	$843,155

(1)	In May 2012, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a two-year period and, in May 2014, the Board of Directors authorized the extension of that program through May 2015, permitting the repurchase of up to the $221 million remaining available at that time under that program.

Item 6:     Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and
Chief Financial Officer

Date: October 31, 2014