Form 10-K
period 2014-12-31
WATERS CORP /DE/
filed 2015-02-27
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2014: $8,843,973,000.

Indicate the number of shares outstanding of the registrant’s common stock as of February 20, 2015: 83,028,414

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments, and are typically purchased by customers as part of the instrument system.

The Company’s products are used by pharmaceutical, life science, biochemical, industrial, nutritional safety, environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications. The Company’s LC and LC-MS instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, as well as to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids for uses in various industrial, consumer goods and healthcare products, as well as for life science research.

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

The most significant end-use markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and governmental agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their foreign counterparts that mandate testing requiring HPLC instrumentation.

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2012, the Company introduced UltraPerformance Convergence ChromatographyTM (“UPC2® ”) with the release of the ACQUITY® UPC2® system. This new technology marries the unrealized potential of supercritical fluid chromatography (“SFC”) with the proven UPLC technology, using carbon dioxide as the primary mobile phase. By varying mobile phase strength, pressure, temperature and stationary phase with UPC2, a user can separate, detect and quantify structural analogs, isomers, enantiomeric and diasteriomeric mixtures – all compounds or samples that challenge today’s laboratories. In 2013, the Company introduced the ACQUITY® Advanced Polymer Chromatography® (“APCTM”) system. This system delivers improved polymer peak resolution, particularly for low molecular weight polymers and oligomers, up to 20 times faster than traditional gel permeation chromatography. In 2013, the Company introduced the ACQUITY® QDa® Detector, a compact and easy to operate mass spectrometric module that further supports the broader usage of mass detection for routine LC applications. In 2014, the Company introduced the ACQUITY UPLC® M-Class instrument system. This system delivers the sensitivity to quantify and identify vanishingly small concentrations of key molecules, particularly when used with mass spectrometric detection. The innovations incorporated into the ACQUITY UPLC M-Class system are led by its internal low-volume design and newly redesigned fluidics that minimize dispersive and adsorptive losses during a chromatographic separation.

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

The primary consumable products for LC are chromatography columns. These columns are packed with separation media used in the LC testing process and are typically replaced at regular intervals. The chromatography column contains one of several types of packing material, typically stationary phase particles made from silica. As the sample permeates through the column, it is separated into its constituent components.

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2013, the Company introduced the CORTECS® family of 1.6 micron solid-core UPLC columns to further extend the application range and performance of its UPLC offerings. In 2014, the Company expanded its CORTECS family with a new line of 2.7 micron silica-based, solid-core particle columns for usage on UPLC, as well as HPLC systems. In addition, the Company introduced size exclusion chromatography columns for the characterization of proteins and ACQUITY UPC2 columns for chiral and achiral separations.

The Company’s chemistry consumable products also include environmental and nutritional safety testing products. Environmental laboratories use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. For example, the Company provides tests to identify and quantify mycotoxins (biological contaminants) in various agricultural commodities. These test kits provide reliable, quantitative detection of particular mycotoxins through the choice of fluorimetry, HPLC or LC-MS. In 2014, the Company introduced the Afla-V® AQUA test strips for detecting aflatoxins in grain and received USDA-GIPSA certification for its Afla-V® lateral flow strip tests for the quantitative analysis of total aflatoxins in corn.

Mass Spectrometry and Liquid Chromatography-Mass Spectrometry

MS is a powerful analytical technology that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of molecules that have been converted into ions.

The Company believes it is a technology and market leader in the development, manufacture, sale and distribution of MS instruments. These instruments are typically integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis, chemical electrophoresis chromatography and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time-of-flight (“Tof”), magnetic sector and ion mobility technologies. Furthermore, these technologies are often used in tandem to maximize the speed and/or efficacy of certain experiments.

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

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevo® TQ and Xevo® TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-TofTM”) instruments, such as the Company’s SYNAPT® G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2012, the Company introduced the Xevo® G2-S Q-TofTM and Xevo® G2-S Tof mass spectrometers, bringing StepWaveTM ion technology to its bench-top time-of-flight mass spectrometers. In 2013, the Company introduced the SYNAPT® G2-Si, which combines the unique power of travelling wave (“T-WaveTM”) ion mobility separations with new data acquisition and informatics technologies, and collision cross-section measurements. In 2014, the Company introduced the ionKey/MSTM system, Xevo® G2-XS and Xevo® TQ-S micro. The ionKey/MS system physically integrates a UPLC separation into the mass spectrometer, producing a significant improvement in sensitivity with reduced solvent and sample sizes. The Xevo G2-XS mass spectrometer combines the new XS Collision Cell with the signature technologies of Tof-MRM, StepWaveTM and QuanTofTM. The Xevo TQ-S micro is a more compact, research-grade instrument designed to acquire sensitive, robust and dependable data at accelerated rates of acquisition.

In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft. (“Medimass”), a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for $23 million in cash. In addition, the Company potentially has to pay additional contingent consideration, which had an estimated fair value of $3 million as of the closing date. The net assets acquired consist primarily of the Rapid Evaporative Ionization Mass Spectrometry (“REIMS”) technology, including patent applications, software, databases and REIMS expertise. REIMS is an ambient pressure surface ionization technique that, when used with mass spectrometry, can characterize the molecular topography of complex surfaces, such as cellular membranes.

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

The Company has been a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments. The Company’s newest software platform, UNIFI®, is a scientific information system that is the culmination of a multi-year effort to substantially bring all of Waters’ preexisting, distinct software systems under one operating system. UNIFI joins Waters’ suite of informatics products – Empower® Chromatography Data Software, MassLynx® Mass Spectrometry Software and NuGenesis® Scientific Data Management System, each of which is used to support innovations within world-leading institutions. UNIFI is the industry’s first comprehensive software that seamlessly integrates UPLC chromatography, mass spectrometry and informatics data workflows. In 2014, the Company introduced three new UNIFI-based instrument systems and now offers a total of eight UNIFI-based solutions.

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

In August 2013, the Company acquired Nonlinear Dynamics Ltd. (“Nonlinear Dynamics”), a developer of proteomics and metabolomics software, for $23 million in cash. Waters and Nonlinear Dynamics collaborated on the development of the Company’s TransOmics™ Informatics, a scalable solution for proteomics, metabolomics, and lipidomics analysis, which was introduced in 2012. In 2014, the Company introduced Progenesis® QI and Progenesis® QI for Proteomics.

Waters Division Service

Services provided by Waters enable customers to maximize technology productivity, support customer compliance activities and provide transparency into enterprise resource management efficiencies. The customer benefits from improved budget control, data-driven technology adoption and accelerated workflow at a site or on a global perspective. The Company considers its service offerings to be highly differentiated from our competition, as evidenced by a consistent increase in service revenues each year. Our principal competitors in the service market include PerkinElmer, Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc. and General Electric Company. These competitors can provide services on Waters instruments to varying degrees and always present competitive risk.

The servicing and support of instruments, software and accessories is an important source of revenue and represents over 30% of sales for the Waters Division. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer training and performance validation services. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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

Thermal analysis and rheometry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability and stability of fine chemicals, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered through the Waters Division, a range of instrument configurations is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-SeriesTM family of differential scanning calorimeters has included a range of instruments, from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2011, TA introduced the Discovery DSC, Discovery TGA and Discovery Hybrid Rheometer, which provide leading measurement performance in the fields of differential scanning calorimetry and rheometry.

In January 2012, the Company acquired Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. Key products developed by Baehr include horizontal, optical and quenching dilatometer systems that measure thermal expansion to high temperatures with high precision, high temperature viscometers, and high temperature TGA/DTA systems. Baehr systems provide critical information to researchers that develop materials, especially for high temperature applications, in a wide range of industries, including electronics, energy, automotive, and aerospace.

In July 2013, the Company acquired Scarabaeus Mess-und Prodktionstechnik GmbH (“Scarabaeus”), a manufacturer of rheometers for the rubber and elastomer markets, for $4 million in cash. Key products developed by Scarabaeus include a Mooney Viscometer, Moving Die Rheometer (MDR), Rubber Process Analyzer (RPA) and automated density and hardness testers. The RPA includes many test features and analysis functions that are being used in the latest research and development efforts for rubber and related materials technology.

In December 2013, the Company acquired Expert Systems Solutions S.r.l. (“ESS”), a manufacturer of advanced thermal analysis instruments, for $3 million in cash. ESS manufactures a variety of heating microscopes, optical dilatometers and optical fleximeters, with a particular focus on the ceramics industry.

In December 2013, the Company acquired the net assets of LaserComp Inc. (“LaserComp”), a manufacturer of thermal conductivity measurement instruments, for $12 million in cash. LaserComp’s FOX line of durable thermal conductivity test instruments is used by many of the world’s leading insulation manufacturers.

In January 2014, the Company acquired ULSP B.V. (“ULSP”), a manufacturer of instrumentation components that enable ultra low temperature generation, for $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications, and these products are important accessories for many TA core instrument offerings. In 2014, TA introduced the new Air Chiller System, ACS-3, which is equipped with a three-stage cascading compressor design, enabling testing to unprecedented temperatures as low as -100°C.

TA Service

Similar to the Waters Division, the servicing and support of TA’s instruments is an important source of revenue and represents more than 25% of sales for the TA Division. TA sells, supports and services TA’s product offerings through its headquarters in New Castle, Delaware. TA operates independently from the Waters Division, though many of its overseas offices are situated in Waters Division’s facilities to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.

Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of governmental, academic and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical support staff works closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2014, 53% of the Company’s sales were to pharmaceutical accounts, 32% to other industrial accounts and 15% to governmental agencies and academic institutions.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2014, 2013 and 2012, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the technologies offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 93 sales offices throughout the world as of December 31, 2014 and approximately 3,100 field representatives in 2014 and 3,000 field representatives in both 2013 and 2012. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house, technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

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

The Company manufactures and distributes its MS products at its facilities in Wilmslow, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the

Company’s facilities, where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2008 and ISO 13485:2003.

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Saugus, MA, Lindon, Utah, Huellhorst, Germany, Wetzlar, Germany, Modena, Italy and Ede, Netherlands facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2008 standards.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2013, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2014 supply chain, and the Company plans to file its 2014 Form SD with the SEC in May 2015. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that both complement and update its existing product offering. The Company’s research and development expenditures for 2014, 2013 and 2012 were $108 million, $101 million and $96 million, respectively. In addition, in 2014, the Company incurred a $15 million charge for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized. Upon the achievement of certain milestones, the Company could make additional payments of up to $15 million, as well as royalties on future net sales.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2014, 2013 and 2012, there were 875, 824 and 777 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 6,200, 6,000 and 5,900 employees at December 31, 2014, 2013 and 2012, respectively, with approximately 43% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

Competition

The analytical instrument systems, supplies and services market is highly competitive. The Company encounters competition from several worldwide suppliers and other companies in both domestic and foreign markets for each of its three primary technologies. The Company competes in its markets primarily on the basis of product performance, reliability, service and, to a lesser extent, price. Competitors continuously introduce new products and have instrument businesses that are generally more diversified than the Company’s business. Some competitors have greater financial resources and broader distribution than the Company’s.

In the markets served by the Waters Division, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by the TA Division, the Company’s principal competitors include: PerkinElmer, Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern Instruments Ltd. and Anton-Paar GmbH.

The market for consumable LC products, including separation columns, is highly competitive and generally more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column sorbents and small specialized companies that primarily pack purchased sorbents into columns and subsequently package and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns and distributes its own products. The Company competes in this market on the basis of performance, reproducibility, reputation and, to a lesser extent, price. In recent years, the Company’s principal competitors for consumable products have included: Phenomenex, Inc., Sigma Aldrich Corporation, Agilent Technologies, Inc., General Electric Company, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instruments.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of foreign currency translation on financial results; the growth rate of sales and research and development expenses; the impact of costs associated with developing new technologies and bringing these new technologies to market; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in succession planning, as the Company’s chief executive officer has announced his intention to retire.

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

•

Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets and ability to obtain alternative sources for components and modules.

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

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, the following:

The Company’s international operations may be negatively affected by foreign political events, wars or terrorism and regulatory changes, related to either a specific country or a larger region. These potential political, currency and economic disruptions, as well as foreign currency exchange rate fluctuations, could have a material adverse effect on the Company’s results of operations or financial condition.

Approximately 70% of the Company’s net sales in both 2014 and 2013 were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom, as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political, regulatory and economic environment, in particular, the financial difficulties and debt burden experienced by a number of European countries; the instability and potential impact of war or terrorism; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies, particularly the Euro, Japanese yen and British pound, could have a material adverse effect or benefit on the Company’s results of operations or financial condition. In late 2014 and early 2015, the U.S. dollar strengthened against most of the major currencies throughout the world. The strength of the U.S. dollar may have a significant negative impact on the Company’s financial performance in the near future.

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

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 53% and 52% of the Company’s net sales in 2014 and 2013, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales. The competitive landscape may transform as a result of potential changes in ownership, mergers and continued consolidations among the Company’s competitors, which could harm the Company’s business.

The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument suppliers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. Over the years, some competitors have merged with other competitors for various reasons, some of which include increasing product line offerings, improving market share and reducing costs. There can be no assurance that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against the Company’s competitors in the future.

The costs of developing new technologies and bringing these new technologies to market could negatively impact the Company’s financial results.

The Company is in the process of developing new products with recently acquired technologies. The future development of these new products will require a significant amount of spending over the next few years before significant, robust sales will be realized. These new products will be sold into both the clinical and non-clinical markets, and any new products requiring FDA clearance may take longer to bring to market. There can be no assurance given as to the timing of these new product launches and the ultimate realization of sales and profitability in the future.

The Company’s financial condition and results of operations could be adversely affected if the Company is unable to maintain a sufficient level of cash flow in the U.S.

The Company had $1,465 million in debt and $2,055 million in cash, cash equivalents and investments as of December 31, 2014. As of December 31, 2014, the Company also had the ability to borrow an additional $533 million from its existing, committed credit facility. All but a small portion of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential U.S. acquisitions and continue authorized stock repurchase programs in the U.S. A majority of the Company’s cash is generated from foreign operations, with $1,971 million of the Company’s cash held by foreign subsidiaries, and may be subject to material tax effects on distribution to U.S. legal entities. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through (1) cash from U.S. operations, (2) efficient, cost-effective and timely distribution of cash from non-U.S. subsidiaries, (3) the Company’s ability to access its existing cash and revolving credit facility, (4) the ability to expand the Company’s borrowing capacity and (5) other sources of capital obtained at an acceptable cost.

Debt covenants, and the Company’s failure to comply with them, could negatively impact the Company’s capital and financial results.

The Company’s debt is subject to restrictive debt covenants that limit the Company’s ability to engage in certain activities that could otherwise benefit the Company. These debt covenants include restrictions on the Company’s ability to enter into certain contracts or agreements that may limit the Company’s ability to make dividend or other payments, secure other indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s debt agreements. The Company’s ability to comply with these financial restrictions and all other covenants is dependent on the Company’s future performance, which is subject to, but not limited to, prevailing economic conditions and other factors, including factors that are beyond the Company’s control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

Disruption of operations at the Company’s manufacturing facilities could harm the Company’s financial condition.

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Wilmslow, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

The loss of key members of management and the risks inherent in succession planning could adversely affect the Company’s results of operations or financial condition.

The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. In August 2013, the Company’s chief executive officer announced his intention to retire as chief executive officer of the Company. If, for any reason, other such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

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

Some of the Company’s products are also subject to the rules of certain industrial standards bodies, such as the International Standards Organization. The Company must comply with these rules, as well as those of other agencies, such as the United States Occupational Safety and Health Administration. Failure to comply with such rules could result in the loss of certification and/or the imposition of fines and penalties, which could have a material adverse effect on the Company’s operations.

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2013, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2014 supply chain, and the Company plans to file its 2014 Form SD with the SEC in May 2015. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

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

Waters operates 21 United States facilities and 78 international facilities, including field offices. In early 2014, the Company completed the construction of its new facility in Wilmslow, England, which consolidates MS research, manufacturing and distribution. The Company believes that this new building and its other existing facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Milford, MA	M, R, S, D, A	Owned
Saugus, MA	M, R, S, D, A	Leased
Taunton, MA	M, R	Owned
Nixa, MO	M, S, D, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
New Castle, England	R, S, D, A	Leased
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Wetzlar, Germany	M, R, S, D, A	Leased
Budapest, Hungary	R	Leased
Wexford, Ireland	M, R, D, A	Owned
Modena, Italy	M, R, S, D, A	Leased
Ede, Netherlands	M, R, S, D, A	Leased
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 12 field offices in the United States and 65 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International
Irvine, CA	Australia	Ireland	Spain
Pleasanton, CA	Austria	Israel	Sweden
Schaumburg, IL	Belgium	Italy	Switzerland
Wood Dale, IL	Brazil	Japan	Taiwan
Columbia, MD	Canada	Korea	United Kingdom
Beverly, MA	Czech Republic	Mexico
Ann Arbor, MI	Denmark	Netherlands
Durham, NC	Finland	Norway
Morrisville, NC	France	People’s Republic of China
Parsippany, NJ	Germany	Portugal
Plymouth Meeting, PA	Hungary	Poland
Bellaire, TX	India	Puerto Rico

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Douglas A. Berthiaume, 66, has served as Chairman of the Board of Directors of the Company since February 1996 and has served as Chief Executive Officer and a Director of the Company since August 1994. Mr. Berthiaume also served as President of the Company from August 1994 to January 2002. In March 2003, Mr. Berthiaume once again became President of the Company. From 1990 to 1994, Mr. Berthiaume served as President of the Waters Chromatography Division of Millipore. Mr. Berthiaume is the Chairman of the Children’s Hospital Trust Board and a Trustee of the Children’s Hospital Medical Center and The University of Massachusetts Amherst Foundation. In August 2013, Mr. Berthiaume communicated his intention to retire as Chief Executive Officer of the Company.

Arthur G. Caputo, 63, has been Executive Vice President since March 2003 and President of the Waters Division since January 2002. Previously, he was the Senior Vice President, Worldwide Sales and Marketing of the Company since August 1994. He joined Millipore in October 1977 and held a number of positions in sales. Previous roles include Senior Vice President and General Manager of Millipore’s North American Business Operations responsible for establishing the Millipore North American Sales Subsidiary and General Manager of Waters’ North American field sales, support and marketing functions.

Mark T. Beaudouin, 60, has been Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

Eugene G. Cassis, 58, has been Chief Financial Officer since February 2014. Previously, he served as Corporate Vice President of Worldwide Business Development and Investor Relations. Mr. Cassis joined the Company in 1980 and has held several senior positions with Waters, including President of Nihon Waters K.K., Tokyo, Japan and Liquid Chromatography—Mass Spectrometry (LC-MS) Business Unit Manager.

Elizabeth B. Rae, 57, has been Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. She joined Waters in January 1996 as Director of Worldwide Compensation. Prior to joining Waters, she held senior human resources positions in retail, healthcare and financial services companies.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 20, 2015, the Company had 130 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the immediate future. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2014, 2013 or 2012.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2009 (the last day of public trading of the Company’s common stock in fiscal year 2009) through December 31, 2014 (the last day of public trading of the common stock in fiscal year 2014) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2009

AMONG WATERS CORPORATION, NYSE MARKET INDEX AND SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS

	2009	2010	2011	2012	2013	2014
WATERS CORPORATION	100.00	125.42	119.51	140.61	161.39	181.92
NYSE MARKET INDEX	100.00	113.39	109.04	126.47	159.71	170.49
SIC CODE INDEX	100.00	142.13	117.53	152.32	219.87	274.63

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low
March 30, 2013	$94.96	$86.22
June 29, 2013	$101.90	$88.24
September 28, 2013	$107.73	$98.16
December 31, 2013	$106.48	$95.25
March 29, 2014	$114.94	$98.04
June 28, 2014	$114.29	$98.54
September 27, 2014	$107.16	$99.25
December 31, 2014	$116.98	$95.08

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2014 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1) (2)
September 28 to October 25, 2014	—	$—	—	$843,155
October 26 to November 22, 2014	405	$112.33	405	$797,661
November 23 to December 31, 2014	263	$115.51	250	$768,758

Total	668	$113.58	655	$768,758

(1)	The Company purchased an aggregate of 3.1 million shares of its outstanding common stock in 2014 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period and, in May 2014, the Board of Directors authorized the extension of that program through May 2015.
(2)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6: Selected	Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2014, 2013, 2012, 2011 and 2010. The Company’s financial statements as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014 are included in Item 8, Financial Statements and Supplementary Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Net sales	$1,989,344	$1,904,218	$1,843,641	$1,851,184	$1,643,371
Income from operations before income taxes	$490,740	$490,105	$487,625	$509,252	$437,863
Net income	$431,620	$450,003	$461,443	$432,968	$381,763
Net income per basic common share	$5.12	$5.27	$5.25	$4.77	$4.13
Weighted-average number of basic common shares	84,358	85,426	87,841	90,833	92,385
Net income per diluted common share	$5.07	$5.20	$5.19	$4.69	$4.06
Weighted-average number of diluted common shares and equivalents	85,151	86,546	88,979	92,325	94,057
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and investments	$2,055,388	$1,803,670	$1,539,025	$1,281,351	$946,419
Working capital, including current maturities of debt	$2,272,141	$2,068,723	$1,753,484	$1,340,241	$1,200,791
Total assets	$3,877,934	$3,582,629	$3,168,150	$2,723,234	$2,327,670
Long-term debt	$1,240,000	$1,190,000	$1,045,000	$700,000	$700,000
Stockholders’ equity	$1,894,666	$1,763,173	$1,467,357	$1,226,578	$1,068,797
Employees	6,161	5,965	5,860	5,672	5,381

Item 7: Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, life science, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results are as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			% change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Product sales	$1,346,729	$1,312,503	$1,280,507	3%	2%
Service sales	642,615	591,715	563,134	9%	5%

Total net sales	1,989,344	1,904,218	1,843,641	4%	3%
Total cost of sales	824,913	783,456	737,614	5%	6%

Gross profit	1,164,431	1,120,762	1,106,027	4%	1%
Gross profit as a % of sales	58.5%	58.9%	60.0%

Selling and administrative expenses	512,707	492,965	477,270	4%	3%
Research and development expenses	107,726	100,536	96,004	7%	5%
Acquired in-process research and development	15,456	—	—	—	—
Purchased intangibles amortization	10,634	9,918	13,829	7%	(28%)
Litigation provisions	—	—	7,434	—	(100%)

Operating income	517,908	517,343	511,490	—	1%
Operating income as a % of sales	26.0%	27.2%	27.7%

Other expense	—	(1,575)	—	(100%)	—

Interest expense, net	(27,168)	(25,663)	(23,865)	6%	8%

Income from operations before income taxes	490,740	490,105	487,625	—	1%
Provision for income taxes	59,120	40,102	26,182	47%	53%

Net income	$431,620	$450,003	$461,443	(4%)	(2%)

Net income per diluted common share	$5.07	$5.20	$5.19	(3%)	—

In 2014, the Company’s sales reached $2 billion, which represented an increase of 4% as compared to 2013. Overall, 2014 sales benefited from strong demand from the Company’s pharmaceutical customers. This strength was broad-based and drove mid-single digit sales growth in the U.S. and Europe and 18% sales growth in India. Conversely, the Company’s 2014 sales were affected by a slower pace of business in China and the negative effect of foreign currency translation, primarily caused by the weakening Japanese yen.

Combined sales of chemistry consumables and services increased 7% and 4% in 2014 and 2013, respectively, as a result of a larger installed base of customers and higher billing demand. Instrument system sales increased 3% and 2% in 2014 and 2013, respectively. In 2014, instrument systems sales grew due to higher demand for LC and LC-MS instrument system sales. Instrument systems sales grew in 2013 as a result of increased demand in high-end mass spectrometry, core chromatography and TA instrument systems. In addition, instrument system sales benefited in 2014 and 2013 from the introductions of the ACQUITY® QDa® Detector in late 2013, ACQUITY® UPC2® system and the ACQUITY® Advanced Polymer Chromatography® (“APCTM”) system. Acquisitions had a minimal impact on sales growth in both 2014 and 2013. The effect of foreign currency translation negatively impacted sales by 2% across all products and services in both 2014 and 2013. Based on current foreign exchange rates, the Company expects that foreign currency translation may have a significant negative effect on sales in 2015.

Sales to pharmaceutical customers grew 8% and 1% in 2014 and 2013, respectively. Sales growth to pharmaceutical customers in 2014 was positive in all regions, except Japan, where sales to pharmaceutical customers were flat due to the negative effects of foreign currency translation. Combined global sales to governmental and academic customers increased 4% and 8% in 2014 and 2013, respectively. Combined sales to industrial chemical, nutritional safety and environmental customers decreased 1% in 2014 and increased 6% in

2013. The decline in sales to industrial chemical, nutritional safety and environmental customers in 2014 is primarily due to weaker industrial chemical customer demand for both Waters Division and TA Division instrument systems.

Operating income was flat in 2014 as compared to 2013 as the increase in sales volume was offset by the negative effects of foreign currency translation, which decreased 2014 operating profit by approximately $22 million. During 2014, the Company incurred a $15 million charge for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and significantly related to new, medically-focused applications, as well as other applications. In addition, 2014 included $6 million of severance-related costs in connection with a reduction in workforce and a $5 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. These expenses were offset slightly by a $2 million award received in 2014 from an arbitration settlement.

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

Net income per diluted share was primarily affected by the following factors in 2014, 2013 and 2012:

•	Foreign currency translation decreased net income per diluted share by $0.23 in 2014, $0.27 in 2013 and $0.14 in 2012.

•

In 2014, the Company incurred an acquired in-process research and development charge of $15 million, which decreased net income per diluted share by $0.14. In addition, net income per diluted share decreased $0.04 due to severance-related costs in connection with a reduction in workforce and $0.04 due to a $5 million impairment charge related to a building held for sale in the U.K.

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

•

The effect of lower weighted-average shares outstanding resulting from the Company’s share repurchase program, offset by the incremental net interest expense on borrowings to repurchase those shares, increased net income per diluted share $0.07, $0.11 and $0.14 in 2014, 2013 and 2012, respectively. The Company plans to continue its share repurchase program in 2015.

Net cash provided by operating activities was $512 million, $485 million and $449 million in 2014, 2013 and 2012, respectively. The $27 million increase in operating cash flow in 2014 when compared to 2013 was primarily a result of the timing of cash receipts from customers, which improved days-sales-outstanding (“DSO”) by 1 day at December 31, 2014 as compared to December 31, 2013, and the timing of payments to vendors. The $36 million increase in operating cash flow in 2013 when compared to 2012 was primarily a result of the timing of cash receipts from customers and the timing of payments to vendors.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $91 million, $118 million and $105 million in 2014, 2013 and 2012, respectively. Capital expenditures in 2013 and 2012 include multi-year construction projects to accommodate future growth.

The construction of the new $83 million research, manufacturing and distribution facility in Wilmslow, England was completed in early 2014. During 2014, the Company made payments of $15 million to acquire and license intellectual property.

In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft. (“Medimass”), a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for $23 million in cash. In addition, the Company acquired ULSP B.V. in January 2014 for $4 million in cash. These acquisitions are not expected to have significant sales in 2015 and the Company expects to incur additional costs related to commercializing new mass spectrometry-related technologies in 2015 and beyond. In 2013, the Company acquired Scarabaeus Mess-und Prodktionstechnik GmbH, Nonlinear Dynamics Ltd., Expert Systems Solutions S.r.l. and LaserComp Inc. for a total of $41 million, net of cash acquired. In 2012, the Company acquired its Israeli sales and service distributor, Baehr Thermoanalyse GmbH and Blue Reference, Inc. for a total of $31 million, net of cash acquired and including the assumption of $1 million of debt. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

Within cash flows used in financing activities, the Company issued and sold senior unsecured notes with an aggregate principal amount of $200 million in June 2014. The proceeds from the issuance of these senior unsecured notes were used to repay outstanding portions of the revolving facility. In February 2015, the Company repaid $100 million of senior unsecured notes upon maturity with borrowings under the revolving facility. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2014, 2013 and 2012, the Company repurchased $329 million, $295 million and $290 million of the Company’s outstanding common stock, respectively, under the May 2012 authorization and other previously announced programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits. In addition, the Company received $74 million, $69 million and $29 million of proceeds from stock plans in 2014, 2013 and 2012, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,			% change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net Sales:
United States	$596,549	$557,734	$531,912	7%	5%
Europe	607,080	573,786	549,341	6%	4%
Asia:
China	238,892	240,535	212,701	(1%)	13%
Japan	163,468	170,115	207,340	(4%)	(18%)
Asia Other	237,668	216,229	215,612	10%	—

Total Asia	640,028	626,879	635,653	2%	(1%)
Other	145,687	145,819	126,735	—	15%

Total net sales	$1,989,344	$1,904,218	$1,843,641	4%	3%

In 2014, the U.S. sales growth was driven by an increase in LC and LC-MS instrument system sales and service sales to pharmaceutical, governmental and academic customers. Europe’s sales in 2014 were driven by LC, LC-MS and TA instrument system sales and service sales across all customer classes. China’s sales decline in 2014 can be primarily attributed to lower research-focused, higher priced instrument sales to governmentally funded customers that experienced a tightening of government spending. Japan’s 2014 sales were negatively impacted by foreign currency translation, which decreased sales in 2014 by 8%. The increase in sales in the rest of Asia in 2014 was driven by an increase in LC and LC-MS instrument system sales and service sales to pharmaceutical, governmental and academic customers, primarily in India. Sales in the rest of the world in 2014 were flat as increased service sales to pharmaceutical, governmental and academic customers were offset by weakness in other areas.

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

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,						% change
	2014	% of Total	2013	% of Total	2012	% of Total	2014 vs. 2013	2013 vs. 2012
Waters instrument systems	$871,048	49%	$840,608	50%	$828,458	51%	4%	1%
Chemistry	312,890	18%	304,130	18%	294,787	18%	3%	3%

Total Waters Division product sales	1,183,938	67%	1,144,738	68%	1,123,245	69%	3%	2%
Waters service	579,759	33%	532,323	32%	509,412	31%	9%	4%

Total Waters Division net sales	$1,763,697	100%	$1,677,061	100%	$1,632,657	100%	5%	3%

Waters instrument system sales (LC and MS technology-based) increased 4% and 1% in 2014 and 2013, respectively. The increase in 2014 instrument systems sales is primarily attributable to higher sales of LC and LC-MS instrument system sales. The increase in 2013 is primarily attributable to higher sales of UPLC®-mass spectrometry systems, driven by Xevo® and SYNAPT® instrument systems. In addition, instrument system sales benefited in 2014 and 2013 from the introductions of the new ACQUITY QDa Detector, ACQUITY UPC2 system and ACQUITY APC system. Chemistry consumables sales increased in both 2014 and 2013 on the uptake in ACQUITY columns, including the new CORTECS® columns introduced in 2013. Waters Division service sales increased in both 2014 and 2013 due to increased sales of service plans and higher service demand billings to a higher installed base of customers. The effect of foreign currency translation decreased Waters Division sales across all products and services by 1% and 2% in 2014 and 2013, respectively. The impact of the acquisitions of Medimass in 2014 and Nonlinear Dynamics in 2013 was not significant to the Waters Division sales in 2014.

In 2014, Waters Division sales increased 8% in the U.S., 5% in Europe, 4% in Asia and 1% in the rest of the world. The increase in sales in the U.S. in 2014 was primarily driven by sales to pharmaceutical, governmental and academic customers. Waters Division sales in China increased 1% in 2014, but decreased 4% in Japan due to the effects of foreign currency translation. Waters Division sales in the rest of Asia increased 13% and were driven by sales to pharmaceutical customers in India as well as governmental and academic customers.

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

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,						% change
	2014	% of Total	2013	% of Total	2012	% of Total	2014 vs. 2013	2013 vs. 2012
TA instrument systems	$162,791	72%	$167,765	74%	$157,262	75%	(3%)	7%
TA service	62,856	28%	59,392	26%	53,722	25%	6%	11%

Total TA net sales	$225,647	100%	$227,157	100%	$210,984	100%	(1%)	8%

The decrease in TA instrument system sales in 2014 was primarily attributable to lower customer demand for TA’s core thermal analysis instrument systems in comparison to stronger sales in 2013. The increase in TA instrument system sales in 2013 was primarily a result of higher demand for instrument systems from TA’s industrial customers, as well as revenue associated with the shipment of the new Discovery instrument systems. TA service sales increased in both 2014 and 2013 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 1% in both 2014 and 2013. Recent acquisitions added approximately 3% to TA’s sales in 2014 and 1% in 2013. TA’s 2014 sales increased moderately in the U.S. and Europe but declined in most other regions. TA’s 2013 sales increased in each territory, except for Japan, where the effects of foreign currency translation negatively impacted sales due to the weakening of the Japanese yen as compared to the U.S. dollar.

Gross Profit

Gross profit increased 4% in 2014 as compared to 2013, primarily due increased sales volumes which were somewhat offset by negative foreign currency translation. Gross profit increased 1% in 2013 as compared to 2012, primarily due to changes in the product mix of instrument systems and higher manufacturing leverage from higher sales volumes being offset by the negative effects of foreign currency translation and the increase in amortization expense from new software platforms. Gross profit as a percentage of sales was 58.5%, 58.9% and 60.0% for 2014, 2013 and 2012, respectively.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization software platforms. The Company also expects that the impact of foreign currency translation may negatively affect gross profit in 2015, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 4% in 2014 and increased 3% in 2013. Selling and administrative expenses in 2014 included $6 million of severance-related costs in connection with a reduction in workforce and a $5 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. These expenses were offset slightly by a $2 million award received in 2014 from an arbitration settlement. Selling and administrative expenses in 2013 were impacted by headcount additions and higher merit compensation, offset slightly by favorable foreign currency translation due to the weakness in the Japanese yen. As a percentage of net sales, selling and administrative expenses were 25.8%, 25.9% and 25.9% for 2014, 2013 and 2012, respectively.

Research and Development Expenses

Research and development expenses increased 7% and 5% in 2014 and 2013, respectively. Research and development expenses in both 2014 and 2013 were impacted by additional headcount, timing of development costs incurred on new products and the unfavorable effect of foreign currency translation in 2014.

Acquired In-Process Research and Development

During 2014, the Company incurred a $15 million charge for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, medically-focused applications, as well as other applications, and require the Company to make additional payments of up to $15 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant, but are not expected to be made in 2015 and are most likely to begin after 2016 and occur over multiple years.

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

Other Expense

The Company recorded a $2 million charge in 2013 for an other-than-temporary impairment to an investment.

Interest Expense, Net

The increases in net interest expense in 2014 and 2013 were primarily attributable to an increase in average borrowings.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 21.5% and 0%, respectively, as of December 31, 2014. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rates were 12.0%, 8.2% and 5.4% in 2014, 2013 and 2012, respectively. The income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the R&D Tax Credit was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 6.9 percentage points in 2013. The income tax provision for 2012 included a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the

Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward. In 2012, the Company also recorded a $6 million tax benefit related to tax audit settlements in the U.S. These tax benefits decreased the Company’s effective tax rate by 8.6 percentage points in 2012. The remaining differences between the effective tax rates for 2014, 2013 and 2012 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income	$431,620	$450,003	$461,443
Depreciation and amortization	94,231	79,695	68,831
Stock-based compensation	32,998	31,708	29,183
Deferred income taxes	1,583	169	(52,219)
Building impairment	4,718	—	—
In-process research and development and other non-cash charges	16,481	—	—
Change in accounts receivable	(29,435)	(35,233)	(39,836)
Change in inventories	(15,984)	(11,389)	(10,930)
Change in accounts payable and other current liabilities	(13,687)	(28,127)	563
Change in deferred revenue and customer advances	9,566	8,512	11,005
Other changes	(20,443)	(10,462)	(18,760)

Net cash provided by operating activities	511,648	484,876	449,280
Net cash used in investing activities	(402,030)	(464,729)	(296,394)
Net cash used in financing activities	(107,221)	(64,588)	(66,535)
Effect of exchange rate changes on cash and cash equivalents	(21,016)	4,202	10,694

(Decrease) increase in cash and cash equivalents	$(18,619)	$(40,239)	$97,045

Cash Flow from Operating Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities was $512 million and $485 million in 2014 and 2013, respectively. The changes within net cash provided by operating activities in 2014 as compared to 2013 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•

The change in accounts receivable in 2014 compared to 2013 was primarily attributable to timing of payments made by customers and timing of sales in 2014 as compared to 2013. DSO was 68 days at December 31, 2014 and 69 days at December 31, 2013.

•

The 2014 change in accounts payable and other current liabilities was a result of timing of payments to vendors. In addition, 2013 includes a $31 million decrease in accrued income taxes due to the resolution of ongoing tax audits.

•

Net cash provided from deferred revenue and customer advances in both 2014 and 2013 was a result of an increase in new service contracts, as well as a higher installed base of customers renewing annual service contracts.

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

•	The 2013 increase in inventory levels was attributed to the anticipation of the facility relocation in the U.K.

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

Cash Used in Investing Activities

Net cash used in investing activities totaled $402 million, $465 million and $296 million in 2014, 2013 and 2012, respectively. Additions to fixed assets and capitalized software were $91 million, $118 million and $105 million in 2014, 2013 and 2012, respectively. Capital expenditures in 2013 and 2012 included multi-year construction projects. The construction of the new research, manufacturing and distribution facility in Wilmslow, England was completed in early 2014 and the Company had spent a total of $83 million related to this project.

During 2014, 2013 and 2012, the Company purchased $2.2 billion, $3.0 billion and $1.8 billion of investments, respectively, while $1.9 billion, $2.7 billion and $1.7 billion of investments matured, respectively. Business acquisitions, net of cash acquired, were $27 million, $41 million and $31 million during 2014, 2013 and 2012, respectively. During 2014, the Company made payments of $15 million to acquire and license intellectual property.

Cash Used in Financing Activities

In June 2014, the Company issued and sold senior unsecured notes with an aggregate principal amount of $200 million. All of the proceeds from the issuance of the new senior unsecured notes were used to repay outstanding portions of the revolving facility. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default. In February 2015, the Company repaid $100 million of senior unsecured notes upon maturity with borrowings under the revolving facility.

In June 2013, the Company entered into a credit agreement (the “2013 Credit Agreement”) that provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date.

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

During 2014, 2013 and 2012, the Company’s net debt borrowings increased by $142 million, $146 million and $186 million, respectively. As of December 31, 2014, the Company had a total of $1,465 million in outstanding debt, which consisted of $600 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the 2013 Credit Agreement, $565 million borrowed under revolving credit facility under the 2013 Credit Agreement and less than $1 million borrowed under various other short-term lines of credit. At December 31, 2014, $125 million of the outstanding portion of the revolving facility were classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $440 million of the outstanding portion of the revolving facility were classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months. As of December 31, 2014, the Company had a total amount available to borrow under existing credit agreements of $533 million after outstanding letters of credit. As of December 31, 2014, the Company was in compliance with all debt covenants.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2014, 2013 and 2012, the Company repurchased 3.1 million, 3.1 million and 3.5 million shares at a cost of $329 million, $295 million and $290 million, respectively, under the May 2012 authorization and other previously announced programs. As of December 31, 2014, the Company repurchased an aggregate of 7.4 million shares at a cost of $731 million under the May 2012 repurchase program, leaving a total of $769 million authorized for future repurchases. In addition, the Company repurchased $8 million, $6 million and $6 million of common stock related to the vesting of restricted stock units during each of the years ended December 31, 2014, 2013 and 2012.

The Company received $74 million, $69 million and $29 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2014, 2013 and 2012, respectively.

The Company had cash, cash equivalents and investments of $2,055 million as of December 31, 2014. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $1,971 million held by foreign subsidiaries at December 31, 2014. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Year (1)
	Total	2015	2016	2017	2018	2019	2020	After 2020
Notes payable and debt	$225,243	$225,243	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	97,771	17,881	16,579	16,318	13,769	13,098	8,515	11,611
Long-term debt	1,240,000	—	50,000	—	840,000	—	100,000	250,000
Operating leases	76,170	21,945	17,464	12,760	6,528	4,952	4,334	8,187

Total	$1,639,184	$265,069	$84,043	$29,078	$860,297	$18,050	$112,849	$269,798

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.

The interest rates applicable to the 2013 Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 75 basis points and 112.5 basis points for adjusted LIBO rate loans. The facility fee on the 2013 Credit Agreement ranges between 12.5 basis points and 25 basis points. The 2013 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2014, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2014 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2015	2016	2017	2018	2019	2020	After 2020
Letters of credit	$1,581	$1,581	$—	$—	$—	$—	$—	$—

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2015, the Company expects to contribute approximately $4 million to $11 million to the Company’s defined benefit plans.

The Company has contingent consideration for an earnout pertaining to the Medimass acquisition. The earnout payments are not included above since they are dependent upon many factors that cannot be predicted with any certainty. The estimated fair value of the contingent consideration as of December 31, 2014 is $4 million.

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2014 are immaterial. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional payments of up to $15 million, as well as royalties on future net sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table above.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2014 were to become recognizable in the future, the Company would record a total reduction of approximately $20 million in its income tax provision.

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

During the year ended December 31, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax audit disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the year ended December 31, 2013, which reduced the provision for income taxes and increased net income for the year ended December 31, 2013 by $31 million. As of December 31, 2014, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. At December 31, 2014, the Company had current and long-term deferred revenue liabilities of $130 million and $29 million, respectively. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

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

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2014 was $434 million, net of allowances for doubtful accounts and sales returns of $7 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2014 was recorded at its net realizable value of $246 million, which is net of write-downs of $17 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $232 million, $322 million and $355 million, respectively, as of December 31, 2014.

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

The accounting standards for income taxes require that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. At December 31, 2014, the Company had unrecognized tax benefits of $20 million.

Warranty

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2014, the Company’s warranty liability was $13 million.

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

Pension and Other Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.95% for its U.S. benefit plans and 2.84% for its non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company determined the discount rate based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2014 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2014, the Company determined the weighted-average discount rate to be 3.92% for the U.S. benefit plans and 1.98% for the non-U.S. benefits plans.

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

As of December 31, 2014, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$44	3.7
Restricted stock units	40	3.5
Restricted stock	—	—

Total	$84	3.6

Business Combinations and Asset Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company’s consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Acquired in-process research and development (“IPR&D”) included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred and acquired IPR&D is tested for impairment until completion of the acquired programs. Upon commercialization, this indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to periodic impairment reviews. If the research and development project is abandoned, the indefinite-lived asset is charged to expense. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

The Company also acquires intellectual property through licensing arrangements. These arrangements often require upfront payments and may include additional milestone or royalty payments, contingent upon certain future events. IPR&D acquired in an asset acquisition (as opposed to a business combination) is expensed immediately unless there is an alternative future use. Subsequent payments made for the achievement of milestones are evaluated to determine whether they have an alternative future use or should be expensed. Payments made to third parties subsequent to commercialization are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Contingent Consideration

In addition to the initial cash consideration paid to acquire Medimass, the Company is obligated to make additional earnout payments based on a royalty due on future sales of products containing the REIMS technology. In accordance with the accounting standards for business combinations, the Company determines the fair value of the liability for contingent consideration at each reporting date using a probability-weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including estimated future results and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, total future undiscounted contingent consideration payments are estimated to be $4 million as of December 31, 2014, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034.

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

The Company records its derivative transactions in accordance with the accounting standards for derivative instruments and hedging activities, which establish the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. The Company enters into forward foreign exchange contracts to manage exposures to foreign currency by hedging the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. Gains and losses on these forward contracts are recorded in cost of sales in the consolidated statements of operations. At December 31, 2014, 2013 and 2012, the Company held forward foreign exchange contracts with notional amounts totaling $110 million, $104 million and $134 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2014	December 31, 2013
Other current assets	$123	$929
Other current liabilities	$651	$88

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2014	2013	2012
Realized gains on closed contracts	$174	$8,666	$4,186
Unrealized (losses) gains on open contracts	(1,369)	361	1,716

Cumulative net pre-tax (losses) gains	$(1,195)	$9,027	$5,902

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2014 would decrease pre-tax earnings by approximately $11 million.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as investments, and are held primarily in U.S. treasury bills, U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2014 and 2013, $1,971 million out of $2,055 million and $1,738 million out of $1,804 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. As of December 31, 2014, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

The Company’s cash, cash equivalents and investments are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2014, the carrying value of the Company’s cash and cash equivalents approximated fair value.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework 2013, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/     PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2015

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$422,177	$440,796
Investments	1,633,211	1,362,874
Accounts receivable, net	433,616	430,985
Inventories	246,430	242,800
Other current assets	118,302	78,800

Total current assets	2,853,736	2,556,255
Property, plant and equipment, net	321,583	324,932
Intangible assets, net	232,371	239,112
Goodwill	354,838	350,350
Other assets	115,406	111,980

Total assets	$3,877,934	$3,582,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$225,243	$133,346
Accounts payable	65,704	64,961
Accrued employee compensation	47,198	43,305
Deferred revenue and customer advances	129,706	128,056
Accrued income taxes	15,143	19,770
Accrued warranty	13,266	12,962
Other current liabilities	85,335	85,132

Total current liabilities	581,595	487,532
Long-term liabilities:
Long-term debt	1,240,000	1,190,000
Long-term portion of retirement benefits	85,230	74,723
Long-term income tax liabilities	20,397	25,436
Other long-term liabilities	56,046	41,765

Total long-term liabilities	1,401,673	1,331,924

Total liabilities	1,983,268	1,819,456
Commitments and contingencies (Notes 8, 9, 10, 11 and 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 156,716 and 155,246 shares issued, 83,147 and 84,819 shares outstanding at December 31, 2014 and December 31, 2013, respectively	1,567	1,552
Additional paid-in capital	1,392,494	1,270,608
Retained earnings	4,394,513	3,962,893
Treasury stock, at cost, 73,569 and 70,427 shares at December 31, 2014 and December 31, 2013, respectively	(3,815,203)	(3,477,759)
Accumulated other comprehensive (loss) income	(78,705)	5,879

Total stockholders’ equity	1,894,666	1,763,173

Total liabilities and stockholders’ equity	$3,877,934	$3,582,629

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Product sales	$1,346,729	$1,312,503	$1,280,507
Service sales	642,615	591,715	563,134

Total net sales	1,989,344	1,904,218	1,843,641
Cost of product sales	549,121	526,721	501,660
Cost of service sales	275,792	256,735	235,954

Total cost of sales	824,913	783,456	737,614

Gross profit	1,164,431	1,120,762	1,106,027
Selling and administrative expenses	512,707	492,965	477,270
Research and development expenses	107,726	100,536	96,004
Acquired in-process research and development (Note 2)	15,456	—	—
Purchased intangibles amortization	10,634	9,918	13,829
Litigation provisions (Note 10)	—	—	7,434

Operating income	517,908	517,343	511,490
Other expense (Note 3)	—	(1,575)	—
Interest expense	(34,191)	(30,050)	(28,073)
Interest income	7,023	4,387	4,208

Income from operations before income taxes	490,740	490,105	487,625
Provision for income taxes	59,120	40,102	26,182

Net income	$431,620	$450,003	$461,443

Net income per basic common share	$5.12	$5.27	$5.25
Weighted-average number of basic common shares	84,358	85,426	87,841
Net income per diluted common share	$5.07	$5.20	$5.19
Weighted-average number of diluted commonshares and equivalents	85,151	86,546	88,979

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$431,620	$450,003	$461,443
Other comprehensive (loss) income:
Foreign currency translation	(61,728)	11,843	17,279
Unrealized (losses) gains on investments before reclassifications	(532)	134	(27)
Amounts reclassified to other expense	—	1,575	—
Amounts reclassified to selling and administrative expenses	—	—	(968)

Unrealized (losses) gains on investments before income taxes	(532)	1,709	(995)
Income tax benefit (expense)	43	(639)	348

Unrealized (losses) gains on investments, net of tax	(489)	1,070	(647)
Retirement liability adjustment before reclassifications	(34,797)	27,888	(14,147)
Amounts reclassified to selling and administrative expenses	2,886	3,678	3,055

Retirement liability adjustment	(31,911)	31,566	(11,092)
Income tax benefit (expense)	9,544	(12,205)	4,120

Retirement liability adjustment, net of tax	(22,367)	19,361	(6,972)
Other comprehensive (loss) income	(84,584)	32,274	9,660

Comprehensive income	$347,036	$482,277	$471,103

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$431,620	$450,003	$461,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,037	3,656	2,256
Stock-based compensation	32,998	31,708	29,183
Deferred income taxes	1,583	169	(52,219)
Depreciation	46,393	38,165	37,422
Amortization of intangibles	47,838	41,530	31,409
Building impairment	4,718	—	—
In-process research and development and other non-cash charges	16,481	—	—
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(29,435)	(35,233)	(39,836)
Increase in inventories	(15,984)	(11,389)	(10,930)
(Increase) decrease in other current assets	(5,784)	5,033	(7,136)
(Increase) decrease in other assets	(14,409)	(11,467)	1,473
(Decrease) increase in accounts payable and other current liabilities	(13,687)	(28,127)	563
Increase in deferred revenue and customer advances	9,566	8,512	11,005
Decrease in other liabilities	(2,287)	(7,684)	(15,353)

Net cash provided by operating activities	511,648	484,876	449,280
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(91,122)	(118,450)	(104,749)
Business acquisitions, net of cash acquired	(27,008)	(41,395)	(31,016)
Payments for intellectual property licenses	(15,126)	—	—
Purchase of investments	(2,196,153)	(2,972,116)	(1,815,988)
Maturities and sales of investments	1,925,816	2,667,232	1,655,359
Proceeds from sale of property	1,563	—	—

Net cash used in investing activities	(402,030)	(464,729)	(296,394)
Cash flows from financing activities:
Proceeds from debt issuances	381,673	1,032,209	218,324
Payments on debt	(239,776)	(886,644)	(32,107)
Payments of debt issuance costs	(1,400)	(2,039)	(497)
Proceeds from stock plans	73,849	68,958	28,869
Purchase of treasury shares	(337,444)	(301,580)	(295,878)
Excess tax benefit related to stock option plans	15,703	15,842	10,568
Proceeds from derivative contracts	174	8,666	4,186

Net cash used in financing activities	(107,221)	(64,588)	(66,535)
Effect of exchange rate changes on cash and cash equivalents	(21,016)	4,202	10,694

(Decrease) increase in cash and cash equivalents	(18,619)	(40,239)	97,045
Cash and cash equivalents at beginning of period	440,796	481,035	383,990

Cash and cash equivalents at end of period	$422,177	$440,796	$481,035

Supplemental cash flow information:
Income taxes paid	$60,971	$55,928	$59,446
Interest paid	$34,332	$29,563	$28,305

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2011	152,757	$1,528	$1,089,959	$3,051,447	$(2,880,301)	$(36,055)	$1,226,578
Net income	—	—	—	461,443	—	—	461,443
Other comprehensive income	—	—	—	—	—	9,660	9,660
Issuance of common stock for employees:
Employee Stock Purchase Plan	66	1	4,660	—	—	—	4,661
Stock options exercised	630	6	24,202	—	—	—	24,208
Tax benefit related to stock option plans	—	—	10,568	—	—	—	10,568
Increase in valuation allowance	—	—	(2,354)	—	—	—	(2,354)
Treasury stock	—	—	—	—	(295,878)	—	(295,878)
Stock-based compensation	243	2	28,469	—	—	—	28,471

Balance December 31, 2012	153,696	$1,537	$1,155,504	$3,512,890	$(3,176,179)	$(26,395)	$1,467,357

Net income	—	—	—	450,003	—	—	450,003
Other comprehensive income	—	—	—	—	—	32,274	32,274
Issuance of common stock for employees:
Employee Stock Purchase Plan	58	1	4,816	—	—	—	4,817
Stock options exercised	1,281	13	64,128	—	—	—	64,141
Tax benefit related to stock option plans	—	—	15,842	—	—	—	15,842
Increase in valuation allowance	—	—	(892)	—	—	—	(892)
Treasury stock	—	—	—	—	(301,580)	—	(301,580)
Stock-based compensation	211	1	31,210	—	—	—	31,211

Balance December 31, 2013	155,246	$1,552	$1,270,608	$3,962,893	$(3,477,759)	$5,879	$1,763,173

Net income	—	—	—	431,620	—	—	431,620
Other comprehensive loss	—	—	—	—	—	(84,584)	(84,584)
Issuance of common stock for employees:
Employee Stock Purchase Plan	54	1	5,027	—	—	—	5,028
Stock options exercised	1,185	12	68,809	—	—	—	68,821
Tax benefit related to stock option plans	—	—	15,703	—	—	—	15,703
Treasury stock	—	—	—	—	(337,444)	—	(337,444)
Stock-based compensation	231	2	32,347	—	—	—	32,349

Balance December 31, 2014	156,716	$1,567	$1,392,494	$4,394,513	$(3,815,203)	$(78,705)	$1,894,666

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Description of Business and Organization

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments, and are typically purchased by customers as part of the instrument system.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the analytical instrument industry, including, but not limited to, global economic and financial market conditions, fluctuations in foreign currency exchange rates, fluctuations in customer demand, development by its competitors of new technological innovations, costs of developing new technologies, levels of debt and debt service requirements, risk of disruption, dependence on key personnel, protection and litigation of proprietary technology, shifts in taxable income between tax jurisdictions and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares. All material inter-company balances and transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 70% in 2014 and 71% in both 2013 and 2012. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

Seasonality of Business

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end.

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. and U.K. treasury bill money market funds and commercial paper. Investments with longer maturities are classified as investments, and are held primarily in U.S. treasury bills, U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities.

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

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2014 and 2013, $1,971 million out of $2,055 million and $1,738 million out of $1,804 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts and Sales Returns:
2014	$7,057	$7,551	$(7,429)	$7,179
2013	$8,240	$4,386	$(5,569)	$7,057
2012	$8,584	$7,298	$(7,642)	$8,240

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 53% in 2014, 52% in 2013 and 53% in 2012. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2014, 2013 or 2012. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

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

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with the accounting standards for property, plant and equipment. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the fair value of the asset, relying on a number of factors, including, but not limited to, operating results, business plans, economic projections and anticipated future cash flows. Any change in the carrying amount of an asset as a result of the Company’s evaluation is recorded in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations and Asset Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company’s consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Acquired in-process research and development (“IPR&D”) included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred and acquired IPR&D is tested for impairment until completion of the acquired programs. Upon commercialization, this indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to periodic impairment reviews. If the research and development project is abandoned, the indefinite-lived asset is charged to expense. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

The Company also acquires intellectual property through licensing arrangements. These arrangements often require upfront payments and may include additional milestone or royalty payments, contingent upon certain future events. IPR&D acquired in an asset acquisition (as opposed to a business combination) is expensed immediately unless there is an alternative future use. Subsequent payments made for the achievement of milestones are evaluated to determine whether they have an alternative future use or should be expensed. Payments made to third parties subsequent to commercialization are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

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

The Company’s intangible assets include purchased technology; capitalized software development costs; costs associated with acquiring Company patents, trademarks and intellectual properties, such as licenses; debt issuance costs and acquired IPR&D. Purchased intangibles are recorded at their fair market values as of the acquisition date and amortized over their estimated useful lives, ranging from one to fifteen years. Other intangibles are amortized over a period ranging from one to ten years. Debt issuance costs are amortized over the life of the related debt. Acquired IPR&D is amortized from the date of completion of the acquired program over its estimated useful life. IPR&D and indefinite-lived intangibles are tested annually for impairment.

Software Development Costs

The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $33 million and $35 million of direct expenses that were related to the development of software in 2014 and 2013, respectively. Net capitalized software included in intangible assets totaled $138 million and $151 million at December 31, 2014 and 2013, respectively. See Note 7, “Goodwill and Other Intangibles”.

The Company capitalizes internal software development costs for internal use in accordance with the accounting standards for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $3 million at both December 31, 2014 and 2013.

Other Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standards for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All long-term investments at December 31, 2014 and 2013 are included in other assets and amounted to $2 million and $3 million, respectively.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2014 and 2013. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$626,772	$—	$626,772	$—
Foreign government securities	24,998	—	24,998	—
Corporate debt securities	984,105	—	984,105	—
Time deposits	64,240	—	64,240	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	33,935	—	33,935	—
Foreign currency exchange contract agreements	123	—	123	—

Total	$1,763,320	$—	$1,763,320	$—

Liabilities:
Contingent consideration	$3,612	$—	$—	$3,612
Foreign currency exchange contract agreements	651	—	651	—

Total	$4,263	$—	$651	$3,612

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$556,539	$—	$556,539	$—
Foreign government securities	139,670	—	139,670	—
Corporate debt securities	629,434	—	629,434	—
Time deposits	74,050	—	74,050	—
Equity securities	147	—	147	—
Other cash equivalents	62,851	—	62,851	—
Waters 401(k) Restoration Plan assets	31,203	—	31,203	—
Foreign currency exchange contract agreements	929	—	929	—

Total	$1,494,823	$—	$1,494,823	$—

Liabilities:
Foreign currency exchange contract agreements	$88	$—	$88	$—

Total	$88	$—	$88	$—

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2014 and 2013.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration related to the acquisition of Medimass Research, Development and Service Kft. (see Note 6) is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including estimated future results and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, total future contingent consideration payments were estimated to be $3 million as of the acquisition date and $4 million as of December 31, 2014, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. The increase in the liability for contingent consideration since the acquisition date is primarily due to change in fair value as the earnout period lapses.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $600 million and $400 million at December 31, 2014 and 2013, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $608 million and $398 million at December 31, 2014 and 2013, respectively, using Level 2 inputs.

Derivative Transactions

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates.

The Company records its derivative transactions in accordance with the accounting standards for derivative instruments and hedging activities, which establish the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities, and gains and losses are recorded in cost of sales in the consolidated statements of operations. The Company enters into forward foreign exchange contracts to manage exposures to foreign currency by hedging the impact of currency fluctuations on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. The periods of these forward contracts typically range from one to three months and have varying notional amounts, which are intended to be consistent with changes in the underlying exposures. At December 31, 2014, 2013 and 2012, the Company held forward foreign exchange contracts with notional amounts totaling $110 million, $104 million and $134 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2014	December 31, 2013
Other current assets	$123	$929
Other current liabilities	$651	$88

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2014	2013	2012
Realized gains on closed contracts	$174	$8,666	$4,186
Unrealized (losses) gains on open contracts	(1,369)	361	1,716

Cumulative net pre-tax (losses) gains	$(1,195)	$9,027	$5,902

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2014, 2013 and 2012, the Company repurchased 3.1 million, 3.1 million and 3.5 million shares at a cost of $329 million, $295 million and $290 million, respectively, under the May 2012 authorization and other previously announced programs. As of December 31, 2014, the Company repurchased an aggregate of 7.4 million shares at a cost of $731 million under the May 2012 repurchase program, leaving a total of $769 million authorized for future repurchases. In addition, the Company repurchased $8 million, $6 million and $6 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2014, 2013 and 2012, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
2014	$12,962	$8,148	$(7,844)	$13,266
2013	$12,353	$8,466	$(7,857)	$12,962
2012	$13,258	$7,212	$(8,117)	$12,353

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2014, 2013 and 2012 were $12 million, $11 million and $13 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred. During 2014, the Company incurred a $15 million charge for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, medically-focused applications, as well as other applications, and require the Company to make additional payments of up to $15 million if certain milestones are achieved, as well as royalties on future net sales.

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

Subsequent Events

The Company did not have any material subsequent events, except for the repayment of senior unsecured notes discussed in Note 8, “Debt”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3    Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$626,683	$246	$(157)	$626,772
Foreign government securities	24,998	—	—	24,998
Corporate debt securities	984,668	125	(688)	984,105
Time deposits	64,240	—	—	64,240
Equity securities	77	70	—	147

Total	$1,700,666	$441	$(845)	$1,700,262

Amounts included in:
Cash equivalents	$67,051	$—	$—	$67,051
Investments	1,633,615	441	(845)	1,633,211

Total	$1,700,666	$441	$(845)	$1,700,262

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$556,438	$111	$(10)	$556,539
Foreign government securities	139,670	—	—	139,670
Corporate debt securities	629,477	190	(233)	629,434
Time deposits	74,050	—	—	74,050
Equity securities	77	70	—	147

Total	$1,399,712	$371	$(243)	$1,399,840

Amounts included in:
Cash equivalents	$36,966	$—	$—	$36,966
Investments	1,362,746	371	(243)	1,362,874

Total	$1,399,712	$371	$(243)	$1,399,840

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2014	December 31, 2013
Due in one year or less	$872,872	$1,011,459
Due after one year through three years	763,003	314,184

Total	$1,635,875	$1,325,643

In the year ended December 31, 2013, the Company recorded a $2 million charge for an other-than-temporary impairment to an investment. Realized gains and losses on sales of investments were not material in 2014, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4    Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2014	2013
Raw materials	$84,952	$76,930
Work in progress	16,749	19,656
Finished goods	144,729	146,214

Total inventories	$246,430	$242,800

5    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land and land improvements	$39,688	$37,156
Buildings and leasehold improvements	256,603	205,638
Production and other equipment	367,716	336,135
Construction in progress	20,606	80,420

Total property, plant and equipment	684,613	659,349
Less: accumulated depreciation and amortization	(363,030)	(334,417)

Property, plant and equipment, net	$321,583	$324,932

During 2014, the Company recorded a $5 million impairment charge related to a write-down in the fair value of a building in the U.K. The building is currently classified as held-for-sale and recorded in other current assets in the consolidated balance sheet as of December 31, 2014 at a fair value of $4 million, which was determined based on a real estate market analysis. During 2014, 2013 and 2012, the Company retired and disposed of approximately $10 million, $19 million and $6 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains on disposal were $1 million during the year ended December 31, 2014 and were immaterial for both 2013 and 2012.

6    Acquisitions

In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft. (“Medimass”), a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for $23 million in cash. In addition, the Company potentially has to pay additional contingent consideration, which had an estimated fair value of $3 million as of the closing date. The net assets acquired consist primarily of the Rapid Evaporative Ionization Mass Spectrometry (“REIMS”) technology, including patent applications, software, databases and REIMS expertise. REIMS is an ambient pressure surface ionization technique that, when used with mass spectrometry, can characterize the molecular topography of complex surfaces, such as cell membranes. The Company allocated $18 million of the purchase price to intangible assets comprised of $13 million of technology and $5 million of IPR&D. The technology will be amortized over fifteen years and the amortization of IPR&D will commence once commercialized. The remaining purchase price of $8 million was accounted for as goodwill, which is deductible for tax purposes. The contingent consideration payments are calculated based on a royalty due on future sales of products containing the REIMS technology. The fair value of the contingent consideration recognized was estimated using a probability-weighted discounted cash flow model, using Level 3 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2014, the Company acquired all of the outstanding stock of ULSP B.V. (“ULSP”), a manufacturer of instrumentation components that enable ultra low temperature generation, for $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications, and these products are important accessories for many TA core instrument offerings. ULSP was acquired to bring the manufacturing of these devices in-house and to expand the Company’s product offering. The Company allocated $1 million of the purchase price to an intangible asset comprised of technology, which will be amortized over ten years. The remaining purchase price of $3 million was accounted for as goodwill. The goodwill is not deductible for tax purposes.

The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the respective acquisition dates, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisitions of Medimass and ULSP (in thousands):

Accounts receivable and other assets	$550
Intangible assets	18,457
Goodwill	11,631

Total assets acquired	30,638
Accrued expenses and other liabilities	294
Accrued contingent consideration	3,336

Cash consideration paid	$27,008

In December 2013, the Company acquired the net assets of LaserComp Inc. (“LaserComp”), a manufacturer of thermal conductivity measurement instruments, for $12 million in cash. LaserComp was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels.

In December 2013, the Company acquired all of the outstanding capital stock of Expert Systems Solutions S.r.l. (“ESS”), a manufacturer of advanced thermal analysis instruments, for $3 million in cash. ESS was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels.

In August 2013, the Company acquired all of the outstanding capital stock of Nonlinear Dynamics Ltd. (“Nonlinear Dynamics”), a developer of proteomics and metabolomics software, for $23 million in cash. Waters and Nonlinear Dynamics collaborated on the development of the Company’s TransOmics™ Informatics, a scalable solution for proteomics, metabolomics, and lipidomics analysis, which was introduced in 2012. In 2014, the Company introduced Progenesis® QI and Progenesis® QI for Proteomics.

In July 2013, the Company acquired all of the outstanding capital stock of Scarabaeus Mess-und Prodktionstechnik GmbH (“Scarabaeus”), a manufacturer of rheometers for the rubber and elastomer markets, for $4 million in cash. Scarabaeus was acquired to expand TA’s rheology analysis instrument product offering and to leverage the Company’s distribution channels.

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

In January 2012, the Company acquired all of the outstanding capital stock of Baehr Thermoanalyse GmbH (“Baehr”), a German manufacturer of a range of thermal analyzers, for $12 million in cash, including the assumption of $1 million of debt. Baehr was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels.

The principal factor that resulted in recognition of goodwill in these acquisitions is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. Specifically, the goodwill acquired with Medimass and Nonlinear Dynamics consists of the values assigned to the respective workforces and the future incremental sales synergies anticipated when Medimass and Nonlinear Dynamics develop future products.

In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The pro forma effect of the ongoing operations for Waters, Medimass, ULSP LaserComp, ESS, Nonlinear Dynamics, Scarabaeus, Blue Reference, the Israeli sales and service distributor and Baehr, either individually or in the aggregate, as though these acquisitions had occurred at the beginning of the periods covered by this report was immaterial.

7    Goodwill and Other Intangibles

The carrying amount of goodwill was $355 million and $350 million at December 31, 2014 and 2013, respectively. The Company’s acquisitions increased goodwill by $12 million (see Note 6) and the effect of foreign currency translation decreased goodwill by $7 million in 2014.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$334,280	$196,477	7 years	$340,070	$189,415	7 years
Purchased intangibles	163,855	112,279	11 years	158,424	105,347	10 years
Trademarks and IPR&D	14,095	—	—	9,180	—	—
Licenses	5,371	3,634	6 years	3,909	3,390	7 years
Patents and other intangibles	56,513	29,353	8 years	49,902	24,221	8 years

Total	$574,114	$341,743	8 years	$561,485	$322,373	8 years

During the year ended December 31, 2014, the Company acquired $18 million of purchased intangibles as a result of the acquisitions of Medimass and ULSP (see Note 6). In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $48 million and $28 million, respectively, in the year ended December 31, 2014 due to the effects of foreign currency translation. Amortization expense for intangible assets was $48 million, $42 million and $31 million for the years ended December 31, 2014, 2013 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012, respectively. Included in amortization expense for the year ended December 31, 2012 is a one-time $4 million charge to purchased intangibles amortization expense related to the discontinuance of a product trade name intangible asset. Amortization expense for intangible assets is estimated to be $50 million per year for each of the next five years. The increase in amortization expense in 2013, 2014 and for the next five years is primarily due to amortization associated with acquisitions and capitalized software costs related to the launch of new software product platforms. The net carrying value of the new software platforms were approximately $103 million as of December 31, 2014 and are being amortized over ten years.

8    Debt

In June 2014, the Company issued and sold the following senior unsecured notes:

Senior Unsecured Notes	Term	Interest Rate	Face Value (in millions)	Maturity Date
Series F	7 years	3.40%	$100	June 2021
Series G	10 years	3.92%	$50	June 2024
Series H	10 years	Floating Rate *	$50	June 2024

*	Series H senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.25%.

All of the proceeds from the issuance of the new senior unsecured notes were used to repay outstanding portions of the revolving facility under the credit agreement dated June 2013 (the “2013 Credit Agreement”). At December 31, 2014 and 2013, the Company had a total of $600 million and $400 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default. In February 2015, the Company repaid $100 million of senior unsecured notes upon maturity with borrowings under the revolving facility.

In June 2013, the Company entered into the 2013 Credit Agreement, which provides for a $1.1 billion revolving facility and a $300 million term loan facility. The revolving facility and term loan facility both mature on June 25, 2018 and require no scheduled prepayments before that date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2013 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

At December 31, 2014, $125 million of the outstanding portion of the revolving facility were classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to utilize this portion of the revolving line of credit to fund its working capital needs within the next twelve months and can repay and re-borrow from the facility without penalty. The remaining $440 million of the outstanding portion of the revolving facility were classified as long-term liabilities in the consolidated balance sheet, as no repayments are required prior to the maturity date in 2018 and this portion is not expected to be repaid within the next twelve months.

The Company had the following outstanding debt at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Foreign subsidiary lines of credit	$243	$8,346
Senior unsecured notes - Series A - 3.75%, due February 2015	100,000	—
2013 Credit Agreement	125,000	125,000

Total notes payable and debt	225,243	133,346

Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	—
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	—
Senior unsecured notes - Series H - floating rate, due June 2024	50,000	—
2013 Credit Agreement	740,000	790,000

Total long-term debt	1,240,000	1,190,000

Total debt	$1,465,243	$1,323,346

As of December 31, 2014 and 2013, the Company had a total amount available to borrow of $533 million and $483 million, respectively, after outstanding letters of credit, under the 2013 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2013 Credit Agreement borrowings collectively were 2.31% and 1.94% at December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $88 million and $87 million at December 31, 2014 and 2013, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.48% and 2.00% at December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9    Income Taxes

Income tax data for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
The components of income from operations before income taxes are as follows:
Domestic	$70,136	$116,067	$116,071
Foreign	420,604	374,038	371,554

Total	$490,740	$490,105	$487,625

	Year Ended December 31,
	2014	2013	2012
The current and deferred components of the provision for income taxes on operations are as follows:
Current	$57,537	$39,933	$78,401
Deferred	1,583	169	(52,219)

Total	$59,120	$40,102	$26,182

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$23,071	$(702)	$39,840
State	3,791	5,142	5,599
Foreign	32,258	35,662	(19,257)

Total	$59,120	$40,102	$26,182

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$171,759	$171,537	$170,669
Settlement of tax audits	—	(30,552)	(6,035)
State income tax, net of federal income tax benefit	2,464	3,342	3,639
Net effect of foreign operations	(109,240)	(96,461)	(102,858)
Recognition of deferred tax asset associated with a non-U.S. net operating loss	—	—	(36,410)
Other, net	(5,863)	(7,764)	(2,823)

Provision for income taxes	$59,120	$40,102	$26,182

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 21.5% and 0%, respectively, as of December 31, 2014. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%.

The Company’s effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 12.0%, 8.2% and 5.4%, respectively. The income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 6.9 percentage points in the year ended December 31, 2013. The income tax provision for the year ended December 31, 2012 included a $36 million tax benefit related to the Company’s refinancing of certain of its inter-company debt arrangements, which enabled the Company to recognize a deferred tax asset associated with a non-U.S. net operating loss carryforward. During the year ended December 31, 2012, the Company also recorded a $6 million tax benefit related to tax audit settlements in the U.S. These tax benefits decreased the Company’s effective tax rate by 8.6 percentage points in the year ended December 31, 2012. The remaining differences between the effective tax rates for 2014, 2013 and 2012 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses and credits	$102,810	$116,567
Depreciation	11,979	7,163
Stock-based compensation	18,702	22,684
Deferred compensation	34,301	25,391
Revaluation of equity investments	5,819	3,832
Inventory	4,104	3,651
Accrued liabilities and reserves	9,368	23,268
Other	18,097	15,289

Total deferred tax assets	205,180	217,845
Valuation allowance	(82,550)	(94,952)

Deferred tax assets, net of valuation allowance	122,630	122,893
Deferred tax liabilities:
Capitalized software	(16,253)	(18,012)
Amortization	(8,765)	(3,798)
Indefinite-lived intangibles	(18,094)	(18,840)

Total deferred tax liabilities	(43,112)	(40,650)

Net deferred tax assets	$79,518	$82,243

The Company’s net deferred tax assets included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2014	December 31, 2013
Other current assets	$36,691	$31,423
Other assets	61,920	69,466
Other current liabilities	(1,096)	(579)
Other long-term liabilities	(17,997)	(18,067)

Net deferred tax assets	$79,518	$82,243

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

As of December 31, 2014, the Company has provided a deferred tax valuation allowance of $83 million, of which $78 million relates to foreign tax credits and certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $25 million as of December 31, 2014, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $16 million, $16 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, there were unremitted earnings of foreign subsidiaries of approximately $3 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. Because of the complexity of U.S. and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to U.S. legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. Events that could trigger a tax might include U.S. acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at the beginning of the period	$24,716	$64,390	$73,199
Realization of uncertain U.S. tax benefits	—	—	(5,625)
Changes resulting from completion of tax examinations	—	(35,279)	—
Other changes in uncertain tax benefits	(5,120)	(4,395)	(3,184)

Balance at the end of the period	$19,596	$24,716	$64,390

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

During the year ended December 31, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax audit disputes also entailed net global

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the year ended December 31, 2013, which reduced the provision for income taxes and increased net income for the year ended December 31, 2013 by $31 million. As of December 31, 2014, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

The Company has been engaged in ongoing patent litigation with Agilent Technologies GmbH (“Agilent”) in Germany. In July 2005, Agilent brought an action against the Company alleging that certain features of the Alliance pump continued to infringe certain of its patents. In August 2006, following a trial in this action, the German court ruled that the Company did not infringe the patents. Agilent filed an appeal in this action. A hearing on this appeal was held in January 2008. The appeals court affirmed the finding of the trial court that the Company did not infringe and Agilent appealed this finding to the German Federal Court of Justice. In December 2012, Agilent won this appeal and the Company recorded a $4 million provision for damages and fees estimated to be incurred in connection with this litigation. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2014 and 2013.

11    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $30 million during each of the years ended December 31, 2014, 2013 and 2012. Future minimum rents payable as of December 31, 2014 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2015	$21,945
2016	17,464
2017	12,760
2018	6,528
2019 and thereafter	17,473

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2014 are immaterial for the years ended December 31, 2015 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional payments of up to $15 million, as well as royalties on future net sales.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12    Stock-Based Compensation

In May 2012, the Company’s shareholders approved the Company’s 2012 Equity Incentive Plan (“2012 Plan”). As of December 31, 2014, the 2012 Plan has 4.2 million shares available for grant in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2012 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2012 Plan is scheduled to terminate on May 9, 2022. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2012 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2014, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2014, 1.2 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2014	2013	2012
Cost of sales	$2,732	$2,523	$2,694
Selling and administrative expenses	26,128	25,252	22,679
Research and development expenses	4,138	3,933	3,810

Total stock-based compensation	$32,998	$31,708	$29,183

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during 2014, 2013 and 2012 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2014	2013	2012
Options issued in thousands	569	428	699
Risk-free interest rate	1.6%	1.7%	1.0%
Expected life in years	6	5	6
Expected volatility	0.266	0.248	0.265
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2014	2013	2012
Exercise price	$112.56	$97.74	$86.55
Fair value	$32.61	$27.37	$23.97

The following table summarizes stock option activity for the plans for the year ended December 31, 2014 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2013	3,917	$33.12 to $103.47	$71.08
Granted	569	$99.22 to $113.36	$112.56
Exercised	(1,185)	$33.12 to $ 87.06	$58.12
Canceled	(21)	$79.15 to $ 98.21	$88.02

Outstanding at December 31, 2014	3,280	$37.84 to $113.36	$82.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2014 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$37.84 to $59.99	593	$49.45	3.5	593	$49.45
$60.00 to $79.99	1,151	$78.34	5.9	757	$78.18
$80.00 to $113.36	1,536	$99.12	9.0	305	$89.83

Total	3,280	$82.85	6.9	1,655	$70.03

During 2014, 2013 and 2012, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $63 million, $64 million and $31 million, respectively. The total cash received from the exercise of these stock options was $69 million, $64 million and $24 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2014 was $98 million. Options exercisable at December 31, 2014, 2013 and 2012 were 1.7 million, 2.2 million and 2.9 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2014, 2013 and 2012 were $70.03, $60.88 and $54.00, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2014 was 5.3 years.

At December 31, 2014, the Company had 3.2 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $98 million, $82.67 and 6.8 years, respectively, at December 31, 2014.

As of December 31, 2014, 2013 and 2012, there were $43 million, $40 million and $45 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock

During each of the years ended December 31, 2014, 2013 and 2012, the Company granted 12 thousand shares of restricted stock. The weighted-average fair value per share on the grant date of the restricted stock granted in 2014, 2013 and 2012 was $99.22, $88.71 and $78.10, respectively. The Company has recorded $2 million, $2 million and $1 million of compensation expense in each of the years ended December 31, 2014, 2013 and 2012, respectively, related to the restricted stock grants. As of December 31, 2014, the Company had 24 thousand unvested shares of restricted stock outstanding, which have been fully expensed.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2014 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2013	642	$82.16
Granted	134	$112.59
Vested	(222)	$70.69
Forfeited	(21)	$87.43

Unvested at December 31, 2014	533	$94.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units are generally issued annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2014, 2013 and 2012 on the restricted stock units expected to vest were $16 million, $12 million and $13 million, respectively. As of December 31, 2014, there were $37 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.5 years.

13    Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2014
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$431,620	84,358	$5.12
Effect of dilutive stock option, restricted stock and restricted stock unit securities		793

Net income per diluted common share	$431,620	85,151	$5.07

	Year Ended December 31, 2013
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$450,003	85,426	$5.27
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,120

Net income per diluted common share	$450,003	86,546	$5.20

	Year Ended December 31, 2012
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$461,443	87,841	$5.25
Effect of dilutive stock option, restricted stock and restricted stock unit securities		1,138

Net income per diluted common share	$461,443	88,979	$5.19

For the years ended December 31, 2014, 2013 and 2012, the Company had 1.0 million, 1.1 million and 2.0 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

14    Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute from 1% to 60% of eligible pay on a pre-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2014, 2013 and 2012, the Company’s matching contributions amounted to $13 million, $13 million and $12 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains two defined benefit plans in the U.S. for which the pay credit accruals have been frozen, the Waters Retirement Plan and the Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”). The Company also sponsors other employee benefit plans in the U.S., including a retiree healthcare plan, which provides reimbursement for medical expenses and is contributory. There are various employee benefit plans outside the United States (both defined benefit and defined contribution plans). Certain non-U.S. defined benefit plans (“Non-U.S. Pension Plans”) are included in the disclosures below, which are required under the accounting standards for retirement benefits. The Company made one-time contributions totaling $21 million to certain of these Non-U.S. Pension Plans during 2014.

The Company contributed $11 million, $12 million and $11 million in the years ended December 31, 2014, 2013 and 2012, respectively, to the non-U.S. plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of non-U.S. plans are generally consistent with local laws and regulations.

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

Summary data for the U.S. Pension Plans, U.S. retiree healthcare plan and Non-U.S. Pension Plans are presented in the following tables, using the measurement dates of December 31, 2014 and 2013, respectively.

The reconciliation of the projected benefit obligations at December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$134,593	$11,020	$69,116	$145,047	$10,788	$64,857
Service cost	—	1,623	5,171	—	1,733	5,079
Interest cost	6,417	463	2,195	5,505	333	1,966
Actuarial losses (gains)	18,270	1,253	17,967	(13,328)	(1,292)	(925)
Benefits paid	(3,587)	(847)	(1,195)	(2,631)	(542)	(1,743)
Plan amendments	—	—	796	—	—	232
Plan settlements	—	—	(2,766)	—	—	—
Other plans	—	—	—	—	—	227
Currency impact	—	—	(9,278)	—	—	(577)

Projected benefit obligation, December 31	$155,693	$13,512	$82,006	$134,593	$11,020	$69,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligations at December 31, 2014 and 2013 are as follows (in thousands):

	2014				2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans
Accumulated benefit obligation	$155,693	*	*	$69,664	$134,592	*	*	$58,471

**	Not applicable.

The reconciliation of the fair value of the plan assets at December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$128,516	$6,616	$40,820	$106,572	$5,357	$35,859
Actual return on plan assets	7,366	533	4,170	19,755	693	1,948
Company contributions	3,592	392	24,216	4,820	290	4,104
Employee contributions	—	832	592	—	818	612
Plan settlements	—	—	(2,766)	—	—	—
Benefits paid	(3,587)	(847)	(1,195)	(2,631)	(542)	(1,743)
Currency impact	—	—	(6,269)	—	—	40

Fair value of plan assets, December 31	$135,887	$7,526	$59,568	$128,516	$6,616	$40,820

The summary of the funded status of the plans at December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$(155,693)	$(13,512)	$(82,006)	$(134,593)	$(11,020)	$(69,116)
Fair value of plan assets	135,887	7,526	59,568	128,516	6,616	40,820

Projected benefit obligation in excess of fair value of plan assets	$(19,806)	$(5,986)	$(22,438)	$(6,077)	$(4,404)	$(28,296)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$838	$—	$—	$1,370
Current liabilities	(193)	(351)	—	—	(262)	(193)
Long-term liabilities	(19,613)	(5,635)	(23,276)	(6,077)	(4,142)	(29,473)

Net amount recognized at December 31	$(19,806)	$(5,986)	$(22,438)	$(6,077)	$(4,404)	$(28,296)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014			2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$791	$4,579	$—	$915	$4,467	$9	$720	$3,752
Interest cost	6,417	463	2,195	5,505	333	1,966	5,806	350	1,988
Expected return on plan assets	(9,060)	(435)	(1,520)	(8,034)	(355)	(901)	(7,619)	(287)	(838)
Settlement loss	—	—	557	—	—	—	—	—	—
Net amortization:
Prior service credit	—	(51)	(176)	—	(54)	(216)	—	(54)	(267)
Net actuarial loss (gain)	2,216	(35)	375	3,432	—	516	3,009	—	367

Net periodic pension (benefit) cost	$(427)	$733	$6,010	$903	$839	$5,832	$1,205	$729	$5,002

The summary of the changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014			2013			2012
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$—	$(796)	$—	$—	$(232)	$—	$—	$—
Net (loss) gain arising during the year	(19,965)	(1,155)	(15,168)	25,048	1,629	1,940	(2,042)	(96)	(5,622)
Amortization:
Prior service credit	—	(51)	(176)	—	(54)	(216)	—	(54)	(267)
Net loss (gain)	2,216	(35)	932	3,432	—	516	3,009	—	367
Other Plans	—	—	—	—	—	—	—	—	(5,970)
Currency impact	—	—	2,287	—	—	(497)	—	—	(424)

Total recognized in other comprehensive (loss) income	$(17,749)	$(1,241)	$(12,921)	$28,480	$1,575	$1,511	$967	$(150)	$(11,916)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive (loss) income in stockholders’ equity for the plans at December 31, 2014 and 2013 is as follows (in thousands):

	2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(45,749)	$44	$(23,327)	$(27,999)	$1,233	$(11,190)
Prior service credit	—	—	719	—	52	1,933

Total	$(45,749)	$44	$(22,608)	$(27,999)	$1,285	$(9,257)

The summary of the amounts included in accumulated other comprehensive (loss) income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2014 is as follows (in thousands):

	2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$(2,717)	$—	$(1,091)
Prior service credit	—	—	121

Total	$(2,717)	$—	$(970)

The plans’ investment asset mix is as follows at December 31, 2014 and 2013:

	2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	75%	68%	4%	75%	59%	0%
Debt securities	24%	30%	12%	24%	25%	0%
Cash and cash equivalents	1%	2%	19%	1%	16%	16%
Insurance contracts and other	0%	0%	65%	0%	0%	84%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S. Retiree		Non-U.S. Pension Plans Policy Target
	Healthcare Plans
	Policy Target	Range
Equity securities	60%	40% - 80%	5%
Debt securities	25%	20% - 60%	10%
Cash and cash equivalents	5%	0% - 20%	20%
Insurance contracts and other	10%	0% - 20%	65%

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

The fair value of the Company’s retirement plan assets are as follows at December 31, 2014 (in thousands):

	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(a)	$124,405	$124,405	$—	$—
Common stocks(b)	3,438	3,438	—	—
Cash equivalents(c)	710	—	710	—
Hedge funds(d)	7,334	—	—	7,334

Total U.S. Pension Plans	135,887	127,843	710	7,334
U.S. Retiree Healthcare Plan:
Mutual funds(e)	7,371	7,371	—	—
Cash equivalents(c)	155	—	155	—

Total U.S. Retiree Healthcare Plan	7,526	7,371	155	—
Non-U.S. Pension Plans:
Cash equivalents(c)	11,367	11,367	—	—
Mutual funds(f)	9,528	9,258	—	—
Bank and insurance investment contracts(g)	38,943	—	—	38,943

Total Non-U.S. Pension Plans	59,568	20,625	—	38,943

Total fair value of retirement plan assets	$202,981	$155,839	$865	$46,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2013 (in thousands):

	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(h)	$117,718	$117,718	$—	$—
Common stocks(b)	3,123	3,123	—	—
Cash equivalents(c)	650	—	650	—
Hedge funds(d)	7,025	—	—	7,025

Total U.S. Pension Plans	128,516	120,841	650	7,025
U.S. Retiree Healthcare Plan:
Mutual funds(i)	5,589	5,589	—	—
Cash equivalents(c)	1,027	—	1,027	—

Total U.S. Retiree Healthcare Plan	6,616	5,589	1,027	—
Non-U.S. Pension Plans:
Cash equivalents(c)	6,400	6,400	—	—
Bank and insurance investment contracts(g)	34,420	—	—	34,420

Total Non-U.S. Pension Plans	40,820	6,400	—	34,420

Total fair value of retirement plan assets	$175,952	$132,830	$1,677	$41,445

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 43% in the common stock of large-cap U.S. companies, 31% in the common stock of international growth companies, and 26% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.
(c)	Primarily represents money market funds held with various financial institutions.
(d)	Hedge fund invests in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.
(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 52% in the common stock of large-cap U.S. companies, 20% in the common stock of international growth companies and 28% in fixed income bonds of U.S. companies and U.S. government.
(f)	The mutual fund balance in the Non-U.S. Pension Plans is invested in the following categories: 74% in international bonds and 26% in the common stock of international companies.
(g)	Amount represents bank and insurance guaranteed investment contracts.
(h)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 41% in the common stock of large-cap U.S. companies, 33% in the common stock of international growth companies, and 26% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(i)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 58% in the common stock of large-cap U.S. companies, 12% in the common stock of international growth companies and 30% in fixed income bonds of U.S. companies and U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2014 and 2013 (in thousands):

			Insurance
			Guaranteed
		Hedge	Investment
	Total	Funds	Contracts
Fair value of assets, December 31, 2012	$35,963	$6,266	$29,697
Net purchases (sales) and appreciation (depreciation)	5,482	759	4,723

Fair value of assets, December 31, 2013	41,445	7,025	34,420
Net purchases (sales) and appreciation (depreciation)	4,832	309	4,523

Fair value of assets, December 31, 2014	$46,277	$7,334	$38,943

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.92%	1.98%	4.82%	3.29%	3.90%	3.10%
Increases in compensation levels	**	2.58%	**	2.54%	**	2.59%

**	Not applicable

The weighted-average assumptions used to determine the net periodic pension cost at December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.64%	3.25%	3.61%	3.10%	4.26%	3.29%
Return on plan assets	6.95%	2.84%	6.94%	2.40%	7.12%	1.88%
Increases in compensation levels	**	2.58%	**	2.59%	**	2.91%

**	Not applicable

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2015, the Company expects to contribute a total of approximately $4 million to $11 million to the Company’s defined benefit plans. Estimated future benefit payments as of December 31, 2014 are as follows (in thousands):

	U.S. Pension and Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2015	$7,878	$1,057	$8,935
2016	7,833	1,132	8,965
2017	8,165	2,334	10,499
2018	8,810	2,045	10,855
2019	9,879	1,763	11,642
2020 - 2024	58,524	15,363	73,887

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

Net sales for the Company’s products and services are as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Product net sales:
Waters instrument systems	$871,048	$840,608	$828,458
Chemistry	312,890	304,130	294,787
TA instrument systems	162,791	167,765	157,262

Total product sales	1,346,729	1,312,503	1,280,507
Service net sales:
Waters service	579,759	532,323	509,412
TA service	62,856	59,392	53,722

Total service sales	642,615	591,715	563,134

Total net sales	$1,989,344	$1,904,218	$1,843,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sales information is presented below for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net Sales:
United States	$596,549	$557,734	$531,912
Europe	607,080	573,786	549,341
Asia:
China	238,892	240,535	212,701
Japan	163,468	170,115	207,340
Asia Other	237,668	216,229	215,612

Total Asia	640,028	626,879	635,653
Other	145,687	145,819	126,735

Total net sales	$1,989,344	$1,904,218	$1,843,641

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 2% of annual Company sales.

Long-lived assets information at December 31, 2014 and 2013 is presented below (in thousands):

	2014	2013
Long-lived assets:
United States	$181,851	$174,143
Europe	126,080	138,962
Asia	12,416	10,412
Other	1,236	1,415

Total long-lived assets	$321,583	$324,932

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$430,508	$481,801	$493,165	$583,870	$1,989,344
Cost of sales	187,719	201,853	202,222	233,119	824,913

Gross profit	242,789	279,948	290,943	350,751	1,164,431
Selling and administrative expenses	126,635	131,930	122,226	131,916	512,707
Research and development expenses	24,746	26,977	27,279	28,724	107,726
Acquired in-process research and development	—	—	—	15,456	15,456
Purchased intangibles amortization	2,647	2,646	2,725	2,616	10,634

Operating income	88,761	118,395	138,713	172,039	517,908
Interest expense	(7,489)	(7,971)	(9,062)	(9,669)	(34,191)
Interest income	1,458	1,700	1,762	2,103	7,023

Income from operations before income taxes	82,730	112,124	131,413	164,473	490,740
Provision for income tax expense	12,428	15,595	17,916	13,181	59,120

Net income	$70,302	$96,529	$113,497	$151,292	$431,620

Net income per basic common share	0.83	1.14	1.36	1.82	5.12
Weighted-average number of basic common shares	84,977	84,462	83,663	83,217	84,358
Net income per diluted common share	0.82	1.13	1.34	1.80	5.07
Weighted-average number of diluted common shares and equivalents	85,873	85,177	84,401	84,015	85,151

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$430,338	$451,115	$457,317	$565,448	$1,904,218
Cost of sales	174,568	188,329	191,568	228,991	783,456

Gross profit	255,770	262,786	265,749	336,457	1,120,762
Selling and administrative expenses	118,660	123,062	120,563	130,680	492,965
Research and development expenses	25,312	24,650	23,599	26,975	100,536
Purchased intangibles amortization	2,393	2,382	2,518	2,625	9,918

Operating income	109,405	112,692	119,069	176,177	517,343
Other expense (Note 3)	—	(1,575)	—	—	(1,575)
Interest expense	(7,185)	(7,580)	(7,358)	(7,927)	(30,050)
Interest income	1,187	1,179	946	1,075	4,387

Income from operations before income taxes	103,407	104,716	112,657	169,325	490,105
Provision for income tax (benefit) expense	(17,652)	15,402	14,609	27,743	40,102

Net income	$121,059	$89,314	$98,048	$141,582	$450,003

Net income per basic common share	1.41	1.04	1.15	1.67	5.27
Weighted-average number of basic common shares	86,049	85,482	85,185	85,006	85,426
Net income per diluted common share	1.39	1.03	1.14	1.65	5.20
Weighted-average number of diluted common shares and equivalents	87,215	86,576	86,364	86,017	86,546

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

In the fourth quarter of 2014, the Company recorded a $15 million charge related to acquired in-process research and development (see Note 2). In the first quarter of 2013, the Company recorded a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the R&D Tax Credit was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit is included in the annual effective tax rate (see Note 9).

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 40 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 41 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:    Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

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

Item 11: Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,280	$82.85	5,128
Equity compensation plans not approved by security holders	—	—	—

Total	3,280	$82.85	5,128

See Note 12, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13: Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 42 to 81. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 27, 2015, is set forth on page 41 of this Form 10-K.

(2)	Financial Statement Schedule:

See (c) below.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of October 16, 2013.(20)

10.1	Waters Corporation Retirement Plan.(2)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(6)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(9)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(11)(*)

10.10	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(12)(*)

10.11	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Douglas A. Berthiaume.(12)(*)

10.12	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Arthur G. Caputo.(12)(*)

Exhibit Number	Description of Document

10.13	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(12)(*)

10.14	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Eugene G. Cassis.(*)

10.15	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

10.16	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.17	2014 Waters Corporation Management Incentive Plan.(*)

10.18	Waters Corporation 2009 Employee Stock Purchase Plan (14)(*)

10.19	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

10.20	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.21	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.22	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.23	Form of Waters 2012 Stock Option Agreement - Executive Officers.(18)(*)

10.24	Form of Waters 2012 Stock Option Agreement - Directors.(18)(*)

10.25	Form of Waters 2012 Restricted Stock Agreement - Directors.(18)(*)

10.26	Credit Agreement, dated as of June 25, 2013, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(19)

10.27	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting.(21)(*)

10.28	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting.(21)(*)

10.29	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein.(22)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2013 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 1, 2013 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b)	See Item 15 (a) (3) above.

(c)	Financial Statement Schedule:

WATERS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2014

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2014	$94,952	$1,505	$(13,907)	$82,550
2013	$93,576	$484	$892	$94,952
2012	$10,248	$80,974	$2,354	$93,576

*	These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.
**	The change in the valuation allowance during the year ended December 31, 2014 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward. During the years ended December 31, 2013 and 2012, the Company recorded amounts associated with the tax benefit related to stock option plans in additional paid-in capital.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and
Chief Financial Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2015.

/s/ DOUGLAS A. BERTHIAUME	Chairman of the Board of Directors, President and Chief
Douglas A. Berthiaume	Executive Officer (principal executive officer)

/s/ EUGENE G. CASSIS	Corporate Vice President and Chief Financial Officer
Eugene G. Cassis	(principal financial officer)

/s/ JOSHUA BEKENSTEIN	Director
Joshua Bekenstein

/s/ DR. MICHAEL J. BERENDT	Director
Dr. Michael J. Berendt

/s/ EDWARD CONARD	Director
Edward Conard

/s/ DR. LAURIE H. GLIMCHER	Director
Dr. Laurie H. Glimcher

/s/ CHRISTOPHER A. KUEBLER	Director
Christopher A. Kuebler

/s/ WILLIAM J. MILLER	Director
William J. Miller

/s/ JOANN A. REED	Director
JoAnn A. Reed

/s/ THOMAS P. SALICE	Director
Thomas P. Salice