Form 10-Q
period 2015-04-04
WATERS CORP /DE/
filed 2015-05-08
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of May 1, 2015: 82,692,719

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	April 4, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$440,798	$422,177
Investments	1,668,247	1,633,211
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,002 and $7,179 at April 4, 2015 and December 31, 2014, respectively	394,370	433,616
Inventories	257,530	246,430
Other current assets	115,028	118,302

Total current assets	2,875,973	2,853,736
Property, plant and equipment, net	316,814	321,583
Intangible assets, net	213,108	232,371
Goodwill	350,021	354,838
Other assets	116,810	115,406

Total assets	$3,872,726	$3,877,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$175,316	$225,243
Accounts payable	63,954	65,704
Accrued employee compensation	28,950	47,198
Deferred revenue and customer advances	167,343	129,706
Accrued income taxes	19,405	15,143
Accrued warranty	12,871	13,266
Other current liabilities	70,632	85,335

Total current liabilities	538,471	581,595
Long-term liabilities:
Long-term debt	1,310,000	1,240,000
Long-term portion of retirement benefits	84,239	85,230
Long-term income tax liabilities	21,313	20,397
Other long-term liabilities	56,463	56,046

Total long-term liabilities	1,472,015	1,401,673

Total liabilities	2,010,486	1,983,268

Commitments and contingencies (Notes 5, 6 and 9)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 4, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 157,030 and 156,716 shares issued, 82,701 and 83,147 shares outstanding at April 4, 2015 and December 31, 2014, respectively	1,570	1,567
Additional paid-in capital	1,414,700	1,392,494
Retained earnings	4,490,574	4,394,513
Treasury stock, at cost, 74,329 and 73,569 shares at April 4, 2015 and December 31, 2014, respectively	(3,906,228)	(3,815,203)
Accumulated other comprehensive loss	(138,376)	(78,705)

Total stockholders’ equity	1,862,240	1,894,666

Total liabilities and stockholders’ equity	$3,872,726	$3,877,934

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014

Product sales	$302,873	$284,795
Service sales	157,531	145,713

Total net sales	460,404	430,508

Cost of product sales	121,953	122,475
Cost of service sales	67,293	65,244

Total cost of sales	189,246	187,719

Gross profit	271,158	242,789

Selling and administrative expenses	119,751	126,635

Research and development expenses	28,951	24,746

Purchased intangibles amortization	2,474	2,647

Operating income	119,982	88,761

Interest expense	(8,975)	(7,489)

Interest income	2,340	1,458

Income from operations before income taxes	113,347	82,730

Provision for income taxes	17,286	12,428

Net income	$96,061	$70,302

Net income per basic common share	$1.16	$0.83

Weighted-average number of basic common shares	83,025	84,977

Net income per diluted common share	$1.15	$0.82

Weighted-average number of diluted common shares and equivalents	83,752	85,873

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014

Net income	$96,061	$70,302

Other comprehensive (loss) income:

Foreign currency translation	(64,348)	26,717

Unrealized gains on investments before income taxes	2,767	142
Income tax (expense) benefit	(116)	2

Unrealized gains on investments, net of tax	2,651	144

Retirement liability adjustment before reclassifications	2,136	(931)
Amounts reclassified to selling and administrative expenses	921	516

Retirement liability adjustment before income taxes	3,057	(415)
Income tax (expense) benefit	(1,031)	132

Retirement liability adjustment, net of tax	2,026	(283)

Other comprehensive (loss) income	(59,671)	26,578

Comprehensive income	$36,390	$96,880

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$96,061	$70,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	159	1,059
Provisions on inventory	1,368	1,139
Stock-based compensation	8,455	8,129
Deferred income taxes	2,828	(2,218)
Depreciation	11,445	8,819
Amortization of intangibles	11,104	11,523
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	24,802	30,147
Increase in inventories	(21,369)	(24,163)
Increase in other current assets	(1,776)	(8,008)
Increase in other assets	(4,891)	(7,169)
Decrease in accounts payable and other current liabilities	(25,518)	(11,491)
Increase in deferred revenue and customer advances	42,555	34,356
Increase in other liabilities	9,367	3,330

Net cash provided by operating activities	154,590	115,755
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(21,410)	(21,395)
Business acquisitions, net of cash acquired	—	(3,615)
Purchases of investments	(794,422)	(607,028)
Maturities of investments	759,386	512,089

Net cash used in investing activities	(56,446)	(119,949)
Cash flows from financing activities:
Proceeds from debt issuances	120,073	10,053
Payments on debt	(100,000)	(1,295)
Proceeds from stock plans	11,269	35,322
Purchases of treasury shares	(91,025)	(92,572)
Excess tax benefit related to stock option plans	2,757	8,507
Payments of derivative contracts	(3,348)	(314)

Net cash used in financing activities	(60,274)	(40,299)
Effect of exchange rate changes on cash and cash equivalents	(19,249)	(921)

Increase (decrease) in cash and cash equivalents	18,621	(45,414)
Cash and cash equivalents at beginning of period	422,177	440,796

Cash and cash equivalents at end of period	$440,798	$395,382

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2015 and 2014 ended on April 4, 2015 and March 29, 2014, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on February 27, 2015.

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of April 4, 2015 and December 31, 2014, $2,067 million out of $2,109 million and $1,971 million out of $2,055 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 4, 2015 and December 31, 2014. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 4, 2015 (in thousands):

	Total at April 4, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$641,693	$—	$641,693	$—
Foreign government securities	24,994	—	24,994	—
Corporate debt securities	1,067,736	—	1,067,736	—
Time deposits	64,265	—	64,265	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	35,678	—	35,678	—
Foreign currency exchange contracts	445	—	445	—

Total	$1,863,958	$—	$1,863,958	$—

Liabilities:
Contingent consideration	$3,780	$—	$—	$3,780
Foreign currency exchange contracts	631	—	631	—

Total	$4,411	$—	$631	$3,780

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$626,772	$—	$626,772	$—
Foreign government securities	24,998	—	24,998	—
Corporate debt securities	984,105	—	984,105	—
Time deposits	64,240	—	64,240	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	33,935	—	33,935	—
Foreign currency exchange contracts	123	—	123	—

Total	$1,763,320	$—	$1,763,320	$—

Liabilities:
Contingent consideration	$3,612	$—	$—	$3,612
Foreign currency exchange contracts	651	—	651	—

Total	$4,263	$—	$651	$3,612

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of April 4, 2015 and December 31, 2014.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration related to the July 2014 acquisition of Medimass Research, Development and Service Kft. is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the development of future products, estimated sales of those products and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $4 million at both April 4, 2015 and December 31, 2014, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2014 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $500 million and $600 million at April 4, 2015 and December 31, 2014, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $515 million and $608 million at April 4, 2015 and December 31, 2014, respectively, using Level 2 inputs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Derivative Transactions

The Company enters into foreign currency exchange contracts to manage exposures to changes in foreign currency exchange rates on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At April 4, 2015 and December 31, 2014, the Company held forward foreign exchange contracts with notional amounts totaling $109 million and $110 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	April 4, 2015	December 31, 2014
Other current assets	$445	$123
Other current liabilities	$631	$651

The following is a summary of the activity in cost of sales in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Realized losses on closed contracts	$(3,348)	$(314)
Unrealized gains (losses) on open contracts	342	(881)

Cumulative net pre-tax losses	$(3,006)	$(1,195)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During the three months ended April 4, 2015 and March 29, 2014, the Company repurchased 0.7 million and 0.8 million shares of the Company’s outstanding common stock at a cost of $85 million and $86 million, respectively, under the May 2012 and May 2014 authorizations. As of April 4, 2015, the Company repurchased an aggregate of 7.6 million shares at a cost of $750 million under the May 2012 repurchase program, which is now completed. The Company has a total of $684 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million and $7 million of common stock related to the vesting of restricted stock units during the three months ended April 4, 2015 and March 29, 2014, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
April 4, 2015	$13,266	$1,762	$(2,157)	$12,871
March 29, 2014	$12,962	$1,752	$(1,919)	$12,795

Subsequent Events

The Company did not have any material subsequent events, except for the amendment of the Company’s credit agreement discussed in Note 5, “Debt”.

2	Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	April 4, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$640,441	$1,270	$(18)	$641,693
Foreign government securities	24,994	—	—	24,994
Corporate debt securities	1,066,695	1,171	(130)	1,067,736
Time deposits	64,265	—	—	64,265
Equity securities	77	70	—	147

Total	$1,796,472	$2,511	$(148)	$1,798,835

Amounts included in:
Cash equivalents	$130,588	$—	$—	$130,588
Investments	1,665,884	2,511	(148)	1,668,247

Total	$1,796,472	$2,511	$(148)	$1,798,835

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$626,683	$246	$(157)	$626,772
Foreign government securities	24,998	—	—	24,998
Corporate debt securities	984,668	125	(688)	984,105
Time deposits	64,240	—	—	64,240
Equity securities	77	70	—	147

Total	$1,700,666	$441	$(845)	$1,700,262

Amounts included in:
Cash equivalents	$67,051	$—	$—	$67,051
Investments	1,633,615	441	(845)	1,633,211

Total	$1,700,666	$441	$(845)	$1,700,262

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	April 4, 2015	December 31, 2014
Due in one year or less	$897,303	$872,872
Due after one year through three years	837,120	763,003

Total	$1,734,423	$1,635,875

3	Inventories

Inventories are classified as follows (in thousands):

	April 4, 2015	December 31, 2014
Raw materials	$85,943	$84,952
Work in progress	19,513	16,749
Finished goods	152,074	144,729

Total inventories	$257,530	$246,430

4	Goodwill and Other Intangibles

The carrying amount of goodwill was $350 million and $355 million at April 4, 2015 and December 31, 2014, respectively. During the three months ended April 4, 2015, the effect of foreign currency translation decreased goodwill by $5 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	April 4, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	308,213	183,036	7 years	334,280	196,477	7 years
Purchased intangibles	$158,050	$111,965	11 years	$163,855	$112,279	11 years
Trademarks and IPR&D	13,857	—	—	14,095	—	—
Licenses	5,390	3,620	6 years	5,371	3,634	6 years
Patents and other intangibles	55,897	29,678	8 years	56,513	29,353	8 years

Total	$541,407	$328,299	8 years	$574,114	$341,743	8 years

During the three months ended April 4, 2015, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $42 million and $24 million, respectively. Amortization expense for intangible assets was $11 million and $12 million for the three months ended April 4, 2015 and March 29, 2014, respectively. Amortization expense for intangible assets is estimated to be approximately $44 million per year for each of the next five years.

5	Debt

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

As of April 4, 2015, $125 million of the outstanding portion of the revolving facility were classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $560 million of the outstanding portion of the revolving facility were classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of April 4, 2015 and December 31, 2014, the Company had a total of $500 million and $600 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at April 4, 2015 and December 31, 2014 (in thousands):

	April 4, 2015	December 31, 2014
Foreign subsidiary lines of credit	$316	$243
Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	—
2013 Credit Agreement	125,000	125,000

Total notes payable and debt	175,316	225,243

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
2013 Credit Agreement	860,000	740,000

Total long-term debt	1,310,000	1,240,000

Total debt	$1,485,316	$1,465,243

*	Series H senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.25%.

As of April 4, 2015 and December 31, 2014, the Company had a total amount available to borrow of $413 million and $533 million, respectively, after outstanding letters of credit, under the 2013 Credit Agreement. The weighted-average interest rates applicable to the senior unsecured notes and 2013 Credit Agreement borrowings collectively were 2.09% and 2.31% at April 4, 2015 and December 31, 2014, respectively. As of April 4, 2015, the Company was in compliance with all debt covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $87 million and $88 million at April 4, 2015 and December 31, 2014, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At April 4, 2015 and December 31, 2014, the weighted-average interest rates applicable to these short-term borrowings were 1.12% and 1.48%, respectively.

On April 23, 2015, Waters entered into an amendment to the 2013 Credit Agreement. The amended credit agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes.

6	Income Taxes

The Company’s effective tax rate was 15.3% and 15.0% for the three months ended April 4, 2015 and March 29, 2014, respectively. The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money.

The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

	April 4, 2015	March 29, 2014
Balance at the beginning of the period	$19,596	$24,716
Net changes in uncertain tax benefits	933	(812)

Balance at the end of the period	$20,529	$23,904

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2007. However, carryforward attributes that were generated in years beginning on or before January 1, 2010 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 4, 2015, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The consolidated statements of operations for the three months ended April 4, 2015 and March 29, 2014 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Cost of sales	$674	$756
Selling and administrative expenses	6,634	6,435
Research and development expenses	1,147	938

Total stock-based compensation	$8,455	$8,129

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 4, 2015 and March 29, 2014 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 4, 2015	March 29, 2014
Options issued in thousands	32	32
Risk-free interest rate	1.6%	1.9%
Expected life in years	4	4
Expected volatility	0.267	0.245
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	April 4, 2015	March 29, 2014
Exercise price	$113.88	$99.22
Fair value	$26.94	$22.38

The following table summarizes stock option activity for the plans for the three months ended April 4, 2015 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2014	3,280	$37.84 to $113.36	$82.85
Granted	32	$113.88	$113.88
Exercised	(135)	$37.84 to $98.21	$75.50
Canceled	(72)	$79.05 to $87.06	$83.25

Outstanding at April 4, 2015	3,105	$38.09 to $113.88	$83.48

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock

During the three months ended April 4, 2015, the Company granted ten thousand shares of restricted stock. The fair value of these awards on the grant date was $113.88 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended April 4, 2015 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2014	533	$94.38
Granted	129	$118.75
Vested	(143)	$85.34
Forfeited	(2)	$92.09

Unvested at April 4, 2015	517	$102.97

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

8	Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 4, 2015
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$96,061	83,025	$1.16
Effect of dilutive stock option, restricted stock and restricted stock unit securities		727

Net income per diluted common share	$96,061	83,752	$1.15

	Three Months Ended March 29, 2014
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$70,302	84,977	$0.83
Effect of dilutive stock option, restricted stock and restricted stock unit securities		896

Net income per diluted common share	$70,302	85,873	$0.82

For both the three months ended April 4, 2015 and March 29, 2014, the Company had 0.6 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

9	Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended April 4, 2015 and March 29, 2014 is as follows (in thousands):

	Three Months Ended
	April 4, 2015			March 29, 2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$262	$1,337	$—	$199	$1,212
Interest cost	1,513	118	402	1,595	118	592
Expected return on plan assets	(2,318)	(122)	(410)	(2,308)	(107)	(392)
Net amortization:
Prior service cost (credit)	—	—	14	—	(13)	(47)
Net actuarial loss (gain)	679	—	273	485	(4)	97

Net periodic pension (benefit) cost	$(126)	$258	$1,616	$(228)	$193	$1,462

During fiscal year 2015, the Company expects to contribute a total of approximately $4 million to $11 million to the Company’s defined benefit plans.

10	Business Segment Information

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Product net sales:
Waters instrument systems	$188,504	$176,364
Chemistry	78,183	75,203
TA instrument systems	36,186	33,228

Total product sales	302,873	284,795

Service net sales:
Waters service	142,981	132,042
TA service	14,550	13,671

Total service sales	157,531	145,713

Total net sales	$460,404	$430,508

11	Recent Accounting Standard Changes and Developments

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016; however, there is currently a proposal to delay the effective period by one year. Adoption prior to December 15, 2016 is not permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations or cash flows.

In April 2015, accounting guidance was issued which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations or cash flows.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by life science (including pharmaceutical), biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results for the three months ended April 4, 2015 and March 29, 2014 are as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change

Product sales	$302,873	$284,795	6%
Service sales	157,531	145,713	8%

Total net sales	460,404	430,508	7%
Total cost of sales	189,246	187,719	1%

Gross profit	271,158	242,789	12%
Gross profit as a % of sales	58.9%	56.4%

Selling and administrative expenses	119,751	126,635	(5%)
Research and development expenses	28,951	24,746	17%
Purchased intangibles amortization	2,474	2,647	(7%)

Operating income	119,982	88,761	35%
Operating income as a % of sales	26.1%	20.6%

Interest expense, net	(6,635)	(6,031)	10%

Income from operations before income taxes	113,347	82,730	37%
Provision for income taxes	17,286	12,428	39%

Net income	$96,061	$70,302	37%

Net income per diluted common share	$1.15	$0.82	40%

Sales in the first quarter of 2015 grew 7% despite the significant negative effect of foreign currency translation, which reduced sales growth by 8%. The 2015 sales growth benefited from strong demand from the Company’s life science, industrial chemical, nutritional safety and environmental customers, especially in the U.S., China and India. The 2015 sales growth also benefited by an estimated 4% from additional calendar days in the first quarter of 2015 as compared with the first quarter of 2014, as well as the relatively weak sales growth in the first quarter of 2014. The negative impact from foreign currency translation resulted primarily from the weakening of the Euro and Japanese yen against the U.S. dollar, which reduced Europe’s and Japan’s sales by 16% and 14%, respectively. Acquisitions had a minimal impact on sales for the quarter.

In the first quarter of 2015, both instrument system sales and recurring revenues (combined chemistry consumable and service sales) increased 7%, with foreign currency translation negatively impacting both by 8%. Sales to life science customers increased 9% for the quarter, with double-digit sales growth in all regions, except Europe and Japan, where the effects of foreign currency translation decreased sales 17% and 15%, respectively. Combined sales to industrial chemical, nutritional safety and environmental customers increased 5% for the quarter and combined global sales to governmental and academic customers decreased 3% for the quarter, with the effect of foreign currency translation negatively impacting sales to these customers by 6% and 7%, respectively.

The increase in gross profit for the quarter was primarily a result of sales mix and leverage achieved on higher sales volumes, and the favorable effects of foreign currency translation on operating costs of the Company’s European manufacturing and distribution facilities. Based on current foreign currency exchange rates and forecasts, the Company estimates that the full year impact of foreign currency translation will negatively impact sales by approximately 6% and have a negative impact on gross profit.

Selling and administrative expenses decreased 5% for the quarter from the favorable effect of foreign currency translation and the impact of the $6 million of severance costs incurred in the first quarter of 2014 related to a reduction in workforce. The increase in research and development expenses in the quarter was primarily a result of additional headcount, merit compensation and costs associated with new product launches and the development of new product initiatives.

Net income per diluted share for the quarter benefited from an increase in sales and fewer shares outstanding due to additional share repurchases. Foreign currency translation decreased net income per diluted share by approximately $0.08 in 2015 as compared to 2014.

Net cash provided by operating activities for the quarter was $155 million and $116 million in 2015 and 2014, respectively. The $39 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers, as well as the additional days in the first quarter of 2015. Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $21 million for both 2015 and 2014.

Within cash flows used in financing activities, the Company received $11 million and $35 million of proceeds from stock plans in 2015 and 2014, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. The Company repurchased $85 million and $86 million of the Company’s outstanding common stock in 2015 and 2014, respectively, under the May 2012 and May 2014 authorizations.

On April 23, 2015, Waters entered into an amendment to the credit agreement dated June 2013 (the “2013 Credit Agreement”). The amended credit agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014	% change
Net Sales:
United States	$146,375	$122,179	20%
Europe	124,401	132,928	(6%)
Asia:
China	62,174	53,179	17%
Japan	39,191	45,607	(14%)
Asia Other	57,058	47,482	20%

Total Asia	158,423	146,268	8%
Other	31,205	29,133	7%

Total net sales	$460,404	$430,508	7%

The increase in sales in the U.S. for the quarter was broad-based across all product lines and customer classes. The 6% decrease in Europe’s sales for the quarter was primarily a result of the negative impact of foreign currency translation, which decreased sales in Europe by 16%. China’s sales growth for the quarter was driven by life science customers across all product lines. Japan’s sales were negatively impacted by foreign currency translation, which decreased sales by 14% for the quarter. The increase in sales in the quarter in the rest of Asia was broad-based across all products and driven primarily by an increase in India’s sales. The sales increase in the quarter for the rest of the world was driven by sales of instrument systems to life science customers.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	April 4, 2015	% of Total	March 29, 2014	% of Total	% change
Waters instrument systems	$188,504	46%	$176,364	46%	7%
Chemistry	78,183	19%	75,203	20%	4%

Total Waters Division product sales	266,687	65%	251,567	66%	6%
Waters service	142,981	35%	132,042	34%	8%

Total Waters Division net sales	$409,668	100%	$383,609	100%	7%

Waters instrument system sales (LC and LC-MS) increased in the quarter, primarily due to stronger demand for instrument systems from life science, industrial chemical, nutritional safety and environmental customers. The 7% increase in recurring revenues for the quarter primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. The effect of foreign currency translation decreased sales for the Waters Division by 8% and recent acquisitions had a minimal impact on sales.

Waters Division sales increased 21% in the U.S. for the quarter and decreased 5% in Europe, with foreign currency translation decreasing sales in Europe by 18%. Total Asia sales increased 7% for the quarter, with sales in China increasing 16%. Japan sales decreased 14%, primarily due to the effects of foreign currency, while sales in the rest of Asia increased 17% as a result of double-digit sales growth in India. Waters Division sales in the rest of the world increased 5% for the quarter.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three months ended April 4, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	April 4, 2015	% of Total	March 29, 2014	% of Total	% change
TA instrument systems	$36,186	71%	$33,228	71%	9%
TA service	14,550	29%	13,671	29%	6%

Total TA Division net sales	$50,736	100%	$46,899	100%	8%

TA instrument system sales benefited in the quarter from stronger demand for TA’s core thermal analysis instruments. TA service sales increased in the quarter due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased both instrument system and service sales for TA by 6%. For the quarter, TA’s sales increased 14% in the U.S. and decreased 17% in Europe, primarily due to the negative effects of foreign currency translation. TA’s total sales in Asia increased 22%, with 29% growth in China and a decreased of 12% in Japan, with the effect of foreign currency decreasing sales by 15% in Japan.

Gross Profit

Gross profit increased 12% for the quarter, primarily as a result of benefits from sales mix, leverage achieved on higher sales volumes and the favorable effect of foreign currency translation on operating costs of the Company’s European manufacturing and distribution facilities. Gross profit as a percentage of sales for the quarter was also impacted by the factors discussed above.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will negatively affect gross profit for the remainder of 2015, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses decreased 5% for the quarter from the favorable effect of foreign currency translation and the impact of the $6 million of severance costs incurred in the first quarter of 2014 related to a reduction in workforce. As a percentage of net sales, selling and administrative expenses were 26.0% and 29.4% for the 2015 and 2014 quarters, respectively.

Research and Development Expenses

Research and development expenses increased 17% for the quarter, primarily as a result of merit compensation increases and additional headcount and costs associated with new product launches and the development of new product initiatives.

Interest Expense, Net

The increase in interest expense for the three months ended April 4, 2015 was primarily attributable to an increase in average borrowings.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20.25% and 0%, respectively, as of April 4, 2015. The Company has a contractual tax rate in Singapore of 0% through March 2016, based upon achievement of contractual milestones that the Company expects to continue to meet, and the Company is currently attempting to negotiate an extension of this agreement. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year. The Company’s effective tax rate for the quarter was 15.3% and 15.0% for 2015 and 2014, respectively.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$96,061	$70,302
Depreciation and amortization	22,549	20,342
Stock-based compensation	8,455	8,129
Deferred income taxes	2,828	(2,218)
Change in accounts receivable	24,802	30,147
Change in inventories	(21,369)	(24,163)
Change in accounts payable and other current liabilities	(25,518)	(11,491)
Change in deferred revenue and customer advances	42,555	34,356
Other changes	4,227	(9,649)

Net cash provided by operating activities	154,590	115,755
Net cash used in investing activities	(56,446)	(119,949)
Net cash used in financing activities	(60,274)	(40,299)
Effect of exchange rate changes on cash and cash equivalents	(19,249)	(921)

Increase (decrease) in cash and cash equivalents	$18,621	$(45,414)

Cash Flow from Operating Activities

Net cash provided by operating activities was $155 million and $116 million in the three months ended April 4, 2015 and March 29, 2014, respectively. The changes within net cash provided by operating activities in 2015 as compared to 2014 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2015 compared to 2014 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) decreased to 78 days at April 4, 2015 from 85 days at March 29, 2014, with the effects of foreign currency lowering DSO by an estimated 4 days.

•	The change in inventory in both 2015 and 2014 is primarily attributable to the additional inventory ramp up for new product launches.

•	The 2015 and 2014 change in accounts payable and other current liabilities was a result of timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both 2015 and 2014 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $56 million and $120 million in 2015 and 2014, respectively. Additions to fixed assets and capitalized software were $21 million in both 2015 and 2014. During 2015 and 2014, the Company purchased $794 million and $607 million of investments, while $759 million and $512 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $4 million in 2014. There were no business acquisitions in 2015.

Cash Used in Financing Activities

During 2015 and 2014, the Company’s total debt borrowings increased by $20 million and $9 million, respectively. As of April 4, 2015, the Company had a total of $1,485 million in outstanding debt, which consisted of $500 million in outstanding senior unsecured notes, $300 million borrowed under the term loan facility under the 2013 Credit Agreement and $685 million borrowed under the revolving credit facility under the 2013 Credit Agreement. At April 4, 2015, $125 million of the outstanding portion of the revolving facility were classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $560 million of the outstanding portion of the revolving facility were classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of April 4, 2015, the Company had a total amount available to borrow under the 2013 Credit Agreement of $413 million after outstanding letters of credit.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2015 and 2014, the Company repurchased 0.7 million and 0.8 million shares of the Company’s outstanding common stock at a cost of $85 million and $86 million, respectively, under the May 2012 and May 2014 authorizations. As of April 4, 2015, the Company repurchased an aggregate of 7.6 million shares at a cost of $750 million under the May 2012 repurchase program, which is now completed. As of April 4, 2015, the Company had a total of $684 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million and $7 million of common stock related to the vesting of restricted stock units during 2015 and 2014, respectively.

The Company received $11 million and $35 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2015 and 2014, respectively.

In April 2015, Waters entered into an amendment to the 2013 Credit Agreement. The amended credit agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes.

The Company had cash, cash equivalents and investments of $2,109 million as of April 4, 2015. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,067 million held by foreign subsidiaries at April 4, 2015. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015. The Company reviewed its contractual obligations and commercial commitments as of April 4, 2015 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation, business combinations and asset acquisitions, valuation of contingent considerations and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 4, 2015. The Company did not make any changes in those policies during the three months ended April 4, 2015.

New Accounting Pronouncements

Please refer to Note 11, Recent Accounting Standards Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of foreign currency translation on financial results; the growth rate of sales and research and development expenses; the impact costs associated with developing new technologies and bringing these new technologies to market; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in succession planning, as the Company’s chief executive officer has announced his intention to retire.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products, which trigger contingent purchase payments, may exceed our expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended April 4, 2015. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2015 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 4, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended April 4, 2015 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. The Company reviewed its risk factors as of April 4, 2015 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended April 4, 2015 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 to January 31, 2015	—	$—	—	$768,758
February 1 to February 28, 2015	523	$119.89	495	$709,467
March 1 to April 4, 2015	235	$120.52	215	$683,538

Total	758	$120.09	710	$683,538

(1)	In May 2012, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a two-year period and, in May 2014, the Board of Directors authorized the extension of that program through May 2015.
(2)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.1	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira.

10.2	Credit Agreement, dated as of April 23, 2015, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and
Chief Financial Officer

Date: May 8, 2015