Form 10-Q
period 2015-07-04
WATERS CORP /DE/
filed 2015-08-07
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of July 31, 2015: 82,270,353

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	July 4, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$365,875	$422,177
Investments	1,843,018	1,633,211
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,451 and $7,179 at July 4, 2015 and December 31, 2014, respectively	406,583	433,616
Inventories	272,932	246,430
Other current assets	118,549	118,302

Total current assets	3,006,957	2,853,736
Property, plant and equipment, net	324,896	321,583
Intangible assets, net	223,160	232,371
Goodwill	353,340	354,838
Other assets	120,491	115,406

Total assets	$4,028,844	$3,877,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$175,297	$225,243
Accounts payable	65,007	65,704
Accrued employee compensation	24,425	47,198
Deferred revenue and customer advances	170,664	129,706
Accrued income taxes	22,410	15,143
Accrued warranty	13,039	13,266
Other current liabilities	75,852	85,335

Total current liabilities	546,694	581,595
Long-term liabilities:
Long-term debt	1,385,000	1,240,000
Long-term portion of retirement benefits	83,119	85,230
Long-term income tax liabilities	20,419	20,397
Other long-term liabilities	61,014	56,046

Total long-term liabilities	1,549,552	1,401,673

Total liabilities	2,096,246	1,983,268
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 4, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 157,193 and 156,716 shares issued, 82,260 and 83,147 shares outstanding at July 4, 2015 and December 31, 2014, respectively	1,572	1,567
Additional paid-in capital	1,439,229	1,392,494
Retained earnings	4,596,231	4,394,513
Treasury stock, at cost, 74,933 and 73,569 shares at July 4, 2015 and December 31, 2014, respectively	(3,986,161)	(3,815,203)
Accumulated other comprehensive loss	(118,273)	(78,705)

Total stockholders’ equity	1,932,598	1,894,666

Total liabilities and stockholders’ equity	$4,028,844	$3,877,934

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	July 4, 2015	June 28, 2014
Product sales	$332,036	$321,265
Service sales	162,704	160,536

Total net sales	494,740	481,801
Cost of product sales	138,201	131,303
Cost of service sales	70,506	70,550

Total cost of sales	208,707	201,853

Gross profit	286,033	279,948
Selling and administrative expenses	122,660	131,930
Research and development expenses	30,555	26,977
Purchased intangibles amortization	2,500	2,646

Operating income	130,318	118,395
Interest expense	(9,046)	(7,971)
Interest income	2,500	1,700

Income from operations before income taxes	123,772	112,124
Provision for income taxes	18,115	15,595

Net income	$105,657	$96,529

Net income per basic common share	$1.28	$1.14
Weighted-average number of basic common shares	82,564	84,462
Net income per diluted common share	$1.27	$1.13
Weighted-average number of diluted common shares and equivalents	83,332	85,177

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Product sales	$634,909	$606,060
Service sales	320,235	306,249

Total net sales	955,144	912,309
Cost of product sales	260,154	253,778
Cost of service sales	137,799	135,794

Total cost of sales	397,953	389,572

Gross profit	557,191	522,737
Selling and administrative expenses	242,411	258,565
Research and development expenses	59,506	51,723
Purchased intangibles amortization	4,974	5,293

Operating income	250,300	207,156
Interest expense	(18,021)	(15,460)
Interest income	4,840	3,158

Income from operations before income taxes	237,119	194,854
Provision for income taxes	35,401	28,023

Net income	$201,718	$166,831

Net income per basic common share	$2.44	$1.97
Weighted-average number of basic common shares	82,798	84,731
Net income per diluted common share	$2.41	$1.95
Weighted-average number of diluted common shares and equivalents	83,551	85,538

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$105,657	$96,529	$201,718	$166,831
Other comprehensive income (loss):
Foreign currency translation	21,957	5,883	(42,391)	32,600
Unrealized (losses) gains on investments before income taxes	(2,184)	594	583	736
Income tax benefit (expense)	87	(33)	(29)	(31)

Unrealized (losses) gains on investments, net of tax	(2,097)	561	554	705
Retirement liability adjustment before reclassifications	(555)	—	1,581	(931)
Amounts reclassified to selling and administrative expenses	921	516	1,842	1,032

Retirement liability adjustment before income taxes	366	516	3,423	101
Income tax expense	(123)	(335)	(1,154)	(203)

Retirement liability adjustment, net of tax	243	181	2,269	(102)
Other comprehensive income (loss)	20,103	6,625	(39,568)	33,203

Comprehensive income	$125,760	$103,154	$162,150	$200,034

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$201,718	$166,831
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	2,341	1,511
Provisions on inventory	2,200	2,800
Stock-based compensation	16,610	16,353
Deferred income taxes	542	(7,912)
Depreciation	22,766	17,324
Building impairment	—	4,093
Amortization of intangibles	22,372	23,800
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	13,501	28,870
Increase in inventories	(29,878)	(31,558)
Increase in other current assets	(9,596)	(6,838)
Increase in other assets	(9,397)	(10,545)
Decrease in accounts payable and other current liabilities	(22,287)	(5,727)
Increase in deferred revenue and customer advances	43,352	36,835
Increase (decrease) in other liabilities	13,305	(13,750)

Net cash provided by operating activities	267,549	222,087
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(45,293)	(44,151)
Business acquisitions, net of cash acquired	(9,408)	(3,615)
Purchases of investments	(1,328,292)	(1,178,731)
Maturities and sales of investments	1,118,485	1,052,736

Net cash used in investing activities	(264,508)	(173,761)
Cash flows from financing activities:
Proceeds from debt issuances	195,073	76,424
Payments on debt	(100,019)	(6,367)
Payments of debt issuance costs	(2,309)	—
Proceeds from stock plans	24,777	40,671
Purchases of treasury shares	(170,958)	(185,172)
Excess tax benefit related to stock option plans	5,689	8,871
Payments of debt swaps and other derivative contracts	(805)	(100)

Net cash used in financing activities	(48,552)	(65,673)
Effect of exchange rate changes on cash and cash equivalents	(10,791)	5,242

Decrease in cash and cash equivalents	(56,302)	(12,105)
Cash and cash equivalents at beginning of period	422,177	440,796

Cash and cash equivalents at end of period	$365,875	$428,691

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2015 and 2014 ended on July 4, 2015 and June 28, 2014, respectively.

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

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of July 4, 2015 and December 31, 2014, $2,162 million out of $2,209 million and $1,971 million out of $2,055 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

Property, Plant and Equipment

During the three and six months ended June 28, 2014, the Company recorded a $4 million impairment charge related to a write-down in the fair value of a building in the U.K. The fair value of the building was determined based on a real estate market analysis and is classified as held-for-sale. The carrying value of the building was $4 million at both July 4, 2015 and December 31, 2014 and is included in other current assets in the consolidated balance sheets.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 4, 2015 and December 31, 2014. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 4, 2015 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	July 4, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$635,058	$—	$635,058	$—
Foreign government securities	24,999	—	24,999	—
Corporate debt securities	1,146,163	—	1,146,163	—
Time deposits	78,289	—	78,289	—
Equity securities	147	—	147	—
Other cash equivalents	28,999	—	28,999	—
Waters 401(k) Restoration Plan assets	35,908	—	35,908	—
Foreign currency exchange contracts	149	—	149	—

Total	$1,949,712	$—	$1,949,712	$—

Liabilities:
Contingent consideration	$3,948	$—	$—	$3,948
Foreign currency exchange contracts	614	—	614	—

Total	$4,562	$—	$614	$3,948

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$626,772	$—	$626,772	$—
Foreign government securities	24,998	—	24,998	—
Corporate debt securities	984,105	—	984,105	—
Time deposits	64,240	—	64,240	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	33,935	—	33,935	—
Foreign currency exchange contracts	123	—	123	—

Total	$1,763,320	$—	$1,763,320	$—

Liabilities:
Contingent consideration	$3,612	$—	$—	$3,612
Foreign currency exchange contracts	651	—	651	—

Total	$4,263	$—	$651	$3,612

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of July 4, 2015 and December 31, 2014.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration related to the July 2014 acquisition of Medimass Research, Development and Service Kft. is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the development of future products, estimated sales of those products and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $4 million at both July 4, 2015 and December 31, 2014, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2014 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $450 million and $550 million at July 4, 2015 and December 31, 2014, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $454 million and $558 million at July 4, 2015 and December 31, 2014, respectively, using Level 2 inputs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Derivative Transactions

The Company enters into foreign currency exchange contracts to manage exposures to changes in foreign currency exchange rates on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At July 4, 2015 and December 31, 2014, the Company held forward foreign exchange contracts with notional amounts totaling $112 million and $110 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	July 4, 2015	December 31, 2014
Other current assets	$149	$123
Other current liabilities	$614	$651

The following is a summary of the activity in cost of sales in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Realized gains (losses) on closed contracts	$2,542	$214	$(805)	$(100)
Unrealized (losses) gains on open contracts	(280)	(76)	62	(957)

Cumulative net pre-tax gains (losses)	$2,262	$138	$(743)	$(1,057)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During the six months ended July 4, 2015 and June 28, 2014, the Company repurchased 1.3 million and 1.7 million shares of the Company’s outstanding common stock at a cost of $165 million and $178 million, respectively, under the May 2012 and May 2014 authorizations. As of July 4, 2015, the Company repurchased an aggregate of 7.6 million shares at a cost of $750 million under the May 2012 repurchase program, which is now completed. The Company has a total of $604 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million and $7 million of common stock related to the vesting of restricted stock units during the six months ended July 4, 2015 and June 28, 2014, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 4, 2015 and June 28, 2014 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
July 4, 2015	$13,266	$3,744	$(3,971)	$13,039
June 28, 2014	$12,962	$3,230	$(3,717)	$12,475

Subsequent Events

The Company did not have any material subsequent events.

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	July 4, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$634,476	$717	$(135)	$635,058
Foreign government securities	24,999	—	—	24,999
Corporate debt securities	1,146,636	262	(735)	1,146,163
Time deposits	78,289	—	—	78,289
Equity securities	77	70	—	147

Total	$1,884,477	$1,049	$(870)	$1,884,656

Amounts included in:
Cash equivalents	$41,638	$—	$—	$41,638
Investments	1,842,839	1,049	(870)	1,843,018

Total	$1,884,477	$1,049	$(870)	$1,884,656

	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$626,683	$246	$(157)	$626,772
Foreign government securities	24,998	—	—	24,998
Corporate debt securities	984,668	125	(688)	984,105
Time deposits	64,240	—	—	64,240
Equity securities	77	70	—	147

Total	$1,700,666	$441	$(845)	$1,700,262

Amounts included in:
Cash equivalents	$67,051	$—	$—	$67,051
Investments	1,633,615	441	(845)	1,633,211

Total	$1,700,666	$441	$(845)	$1,700,262

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	July 4, 2015	December 31, 2014
Due in one year or less	$956,322	$872,872
Due after one year through three years	849,898	763,003

Total	$1,806,220	$1,635,875

3 Inventories

Inventories are classified as follows (in thousands):

	July 4, 2015	December 31, 2014
Raw materials	$92,231	$84,952
Work in progress	21,207	16,749
Finished goods	159,494	144,729

Total inventories	$272,932	$246,430

4 Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition have been included in the Company’s consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill.

On May 22, 2015, the Company acquired the net assets of the Electroforce business of the Bose Corporation (“Electroforce”), a manufacturer of testing systems, for approximately $9 million in cash. Electroforce’s core business is the manufacturing of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. The Electroforce test instruments are based on unique motor designs that are quiet, energy-efficient, scalable and deliver high performance over a wide range of force and frequency. Electroforce was acquired to expand the TA Division’s product offering into new markets, while leveraging the technology, infrastructure and customer bases of the combined organizations. The Company has allocated $4 million of the purchase price to intangible assets comprised of technology, customer relationships and trade name. The Company is amortizing the technology and customer relationships over ten years and five years, respectively. The remaining purchase price of $1 million was accounted for as goodwill, which is deductible for tax purposes.

The principal factor that resulted in recognition of goodwill in the acquisition of Electroforce is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.

In this acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of the acquisition of Electroforce on the Company’s revenues and net income since the acquisition date for the six months ended July 4, 2015 was immaterial.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the acquisition date, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisition of Electroforce (in thousands):

Accounts receivable and other current assets	$1,520
Inventory	4,489
Property, plant and equipment	699
Intangible assets	3,700
Goodwill	1,118

Total assets acquired	11,526
Accrued expenses and other current liabilities	2,118

Cash consideration paid	$9,408

5 Goodwill and Other Intangibles

The carrying amount of goodwill was $353 million and $355 million at July 4, 2015 and December 31, 2014, respectively. During the six months ended July 4, 2015, the Company’s acquisitions increased goodwill by $1 million (see Note 4) and the effect of foreign currency translation decreased goodwill by $3 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	July 4, 2015			December 31, 2014
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$323,553	$193,581	7 years	$334,280	$196,477	7 years
Purchased intangibles	163,209	115,004	11 years	163,855	112,279	11 years
Trademarks and IPR&D	14,111	—		14,095	—
Licenses	5,629	3,927	6 years	5,371	3,634	6 years
Patents and other intangibles	60,903	31,733	8 years	56,513	29,353	8 years

Total	$567,405	$344,245	8 years	$574,114	$341,743	8 years

During the six months ended July 4, 2015, the Company acquired $4 million of purchased intangibles as a result of the acquisition of Electroforce (see Note 4). During the six months ended July 4, 2015, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $33 million and $19 million, respectively. Amortization expense for intangible assets was $11 million and $12 million for the three months ended July 4, 2015 and June 28, 2014, respectively. Amortization expense for intangible assets was $22 million and $24 million for the six months ended July 4, 2015 and June 28, 2014, respectively. Amortization expense for intangible assets is estimated to be approximately $44 million per year for each of the next five years.

6 Debt

In June 2013, the Company entered into a credit agreement that provides for a $1.1 billion revolving facility and a $300 million term loan facility. In April 2015, Waters entered into an amendment to this agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes.

The interest rates applicable to the Amended Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 80 basis points and 117.5 basis points for adjusted LIBO rate loans. The facility fee on the Amended Credit Agreement ranges between 7.5 basis points and 20 basis points. The Amended Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the Amended Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

At July 4, 2015, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $635 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of July 4, 2015 and December 31, 2014, the Company had a total of $500 million and $600 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at July 4, 2015 and December 31, 2014 (in thousands):

	July 4, 2015	December 31, 2014
Foreign subsidiary lines of credit	$297	$243
Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	—
Credit agreements	125,000	125,000

Total notes payable and debt	175,297	225,243

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Credit agreements	935,000	740,000

Total long-term debt	1,385,000	1,240,000

Total debt	$1,560,297	$1,465,243

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

As of July 4, 2015 and December 31, 2014, the Company had a total amount available to borrow of $538 million and $533 million, respectively, after outstanding letters of credit, under the credit agreements. The weighted-average

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.09% and 2.31% at July 4, 2015 and December 31, 2014, respectively. As of July 4, 2015, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $86 million and $88 million at July 4, 2015 and December 31, 2014, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At July 4, 2015 and December 31, 2014, the weighted-average interest rates applicable to these short-term borrowings were 1.25% and 1.48%, respectively.

7 Income Taxes

The Company’s effective tax rate was 14.6% and 13.9% for the three months ended July 4, 2015 and June 28, 2014, respectively. The Company’s effective tax rate was 14.9% and 14.4% for the six months ended July 4, 2015 and June 28, 2014, respectively. The differences between the effective tax rates for 2015 as compared to 2014 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended July 4, 2015 and June 28, 2014 (in thousands):

	July 4, 2015	June 28, 2014
Balance at the beginning of the period	$19,596	$24,716
Net changes in uncertain tax benefits	57	(1,952)

Balance at the end of the period	$19,653	$22,764

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2009. However, carryforward attributes that were generated in years beginning on or before January 1, 2010 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 4, 2015, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the three and six months ended July 4, 2015 and June 28, 2014 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of sales	$648	$672	$1,322	$1,428
Selling and administrative expenses	6,426	6,555	13,060	12,990
Research and development expenses	1,081	997	2,228	1,935

Total stock-based compensation	$8,155	$8,224	$16,610	$16,353

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock optionees. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 4, 2015 and June 28, 2014 are as follows:

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	July 4, 2015	June 28, 2014
Options issued in thousands	37	32
Risk-free interest rate	1.7%	1.9%
Expected life in years	4	4
Expected volatility	0.262	0.245
Expected dividends	—	—

	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	July 4, 2015	June 28, 2014
Exercise price	$116.65	$99.22
Fair value	$28.17	$22.38

The following table summarizes stock option activity for the plans for the six months ended July 4, 2015 (in thousands, except per share data):

	Number of Shares	Price per Share			Weighted-Average Exercise Price
Outstanding at December 31, 2014	3,280	$37.84	to	$113.36	$82.85
Granted	37	$113.88	to	$134.37	$116.65
Exercised	(296)	$37.84	to	$98.21	$74.33
Canceled	(72)	$79.05	to	$87.06	$83.25

Outstanding at July 4, 2015	2,949	$38.09	to	$134.37	$84.12

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock

During the six months ended July 4, 2015, the Company granted ten thousand shares of restricted stock. The fair value of these awards on the grant date was $113.88 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the six months ended July 4, 2015 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2014	533	$94.38
Granted	130	$118.83
Vested	(143)	$85.34
Forfeited	(8)	$99.68

Unvested at July 4, 2015	512	$103.03

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 4, 2015
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$105,657	82,564	$1.28
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	768	(0.01)

Net income per diluted common share	$105,657	83,332	$1.27

	Three Months Ended June 28, 2014
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$96,529	84,462	$1.14
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	715	(0.01)

Net income per diluted common share	$96,529	85,177	$1.13

	Six Months Ended July 4, 2015
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$201,718	82,798	$2.44
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	753	(0.03)

Net income per diluted common share	$201,718	83,551	$2.41

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended June 28, 2014
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$166,831	84,731	$1.97
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	807	(0.02)

Net income per diluted common share	$166,831	85,538	$1.95

For the three and six months ended July 4, 2015, the Company had 0.5 million and 0.6 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For both the three and six months ended June 28, 2014, the Company had 0.6 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 4, 2015 and June 28, 2014 is as follows (in thousands):

	Three Months Ended
	July 4, 2015			June 28, 2014
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$262	$1,337	$—	$199	$1,212
Interest cost	1,513	118	402	1,595	118	592
Expected return on plan assets	(2,318)	(122)	(410)	(2,308)	(107)	(392)
Net amortization:
Prior service cost (credit)	—	—	14	—	(13)	(47)
Net actuarial loss (gain)	679	—	273	485	(4)	97

Net periodic pension (benefit) cost	$(126)	$258	$1,616	$(228)	$193	$1,462

	Six Months Ended
	July 4, 2015			June 28, 2014
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$524	$2,674	$—	$398	$2,424
Interest cost	3,026	236	804	3,190	236	1,184
Expected return on plan assets	(4,636)	(244)	(820)	(4,616)	(214)	(784)
Net amortization:
Prior service cost (credit)	—	—	28	—	(26)	(94)
Net actuarial loss (gain)	1,358	—	546	970	(8)	194

Net periodic pension (benefit) cost	$(252)	$516	$3,232	$(456)	$386	$2,924

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Net sales for the Company’s products and services are as follows for the three and six months ended July 4, 2015 and June 28, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Product net sales:
Waters instrument systems	$217,576	$206,184	$406,080	$382,548
Chemistry	77,739	76,577	155,922	151,780
TA instrument systems	36,721	38,504	72,907	71,732

Total product sales	332,036	321,265	634,909	606,060

Service net sales:
Waters service	146,917	145,075	289,898	277,117
TA service	15,787	15,461	30,337	29,132

Total service sales	162,704	160,536	320,235	306,249

Total net sales	$494,740	$481,801	$955,144	$912,309

12 Recent Accounting Standard Changes and Developments

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board has voted to delay the effective period by one year. Adoption prior to December 15, 2016 is not permitted. The Company is currently evaluating its adoption method and the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

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

The Company’s operating results for the three and six months ended July 4, 2015 and June 28, 2014 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
Product sales	$332,036	$321,265	3%	$634,909	$606,060	5%
Service sales	162,704	160,536	1%	320,235	306,249	5%

Total net sales	494,740	481,801	3%	955,144	912,309	5%
Total cost of sales	208,707	201,853	3%	397,953	389,572	2%

Gross profit	286,033	279,948	2%	557,191	522,737	7%
Gross profit as a % of sales	57.8%	58.1%		58.3%	57.3%
Selling and administrative expenses	122,660	131,930	(7%)	242,411	258,565	(6%)
Research and development expenses	30,555	26,977	13%	59,506	51,723	15%
Purchased intangibles amortization	2,500	2,646	(6%)	4,974	5,293	(6%)

Operating income	130,318	118,395	10%	250,300	207,156	21%
Operating income as a % of sales	26.3%	24.6%		26.2%	22.7%
Interest expense, net	(6,546)	(6,271)	4%	(13,181)	(12,302)	7%

Income from operations before income taxes	123,772	112,124	10%	237,119	194,854	22%
Provision for income tax expense	18,115	15,595	16%	35,401	28,023	26%

Net income	$105,657	$96,529	9%	$201,718	$166,831	21%

Net income per diluted common share	$1.27	$1.13	12%	$2.41	$1.95	24%

Sales in the second quarter of 2015 grew 3% as the strong demand for the Company’s products and services were negatively affected by the foreign currency translation which reduced sales growth by 7%. This decline in sales growth from foreign currency translation resulted primarily from the weakening of the Euro and Japanese yen against the U.S. dollar and reduced Europe’s and Japan’s sales by 16% and 18%, respectively. The 2015 sales growth for the quarter was broad-based across all customer end-markets and driven by increases in the U.S., China and India.

Sales in the first half of 2015 grew 5% despite the significant negative effect of foreign currency translation, which reduced sales growth by 7% year-to-date. The 2015 sales growth for the first half benefited from the Company’s life science, industrial chemical, nutritional safety and environmental customers, especially in the U.S., China and India. Sales growth in 2015 also benefited by an estimated 2% from additional calendar days in the first half of 2015 as compared with the first half of 2014. The negative impact from foreign currency translation resulted primarily from the weakening of the Euro and Japanese yen against the U.S. dollar, which reduced Europe’s and Japan’s sales by 16% and 15%, respectively. Acquisitions had a minimal impact on sales year-to-date.

In 2015, instrument system sales grew 4% and 5% for the quarter and year-to-date, respectively, and recurring revenues (combined chemistry consumable and service sales) increased 1% and 4%, respectively. Sales growth for both instrument systems and recurring revenues were negatively impacted by foreign currency translation. The increase in instrument system sales can be attributed to the higher customer demand for LC and LC-MS instrument systems and the increase in recurring revenues is primarily due to the increase in service sales resulting from a larger installed customer base.

The Company’s sales growth by customer end-market for both the quarter and year-to-date were negatively impacted by the European and Japanese foreign currency translation discussed above. Despite this decline in sales, the Company’s customer end-market sales were able to grow as follows:

•	Sales to life science customers grew by 3% and 6% for the quarter and year-to-date, respectively, with double-digit sales growth in all regions, except Europe and Japan.

•	Combined sales to industrial chemical, nutritional safety and environmental customers increased by 2% and 5% for the quarter and year-to-date, respectively. Sales in the quarter were strongest in Asia, excluding Japan, while year-to-date sales were driven by the U.S. and Asia, excluding Japan.

•	Combined global sales to governmental and academic customers grew by 2% for the quarter and were flat year-to-date. China sales grew at a double-digit rate for both the quarter and year-to-date and Japan showed sales growth in the quarter.

The increase in gross profit dollars for both the quarter and year-to-date was primarily a result of higher sales volumes. The slight decline in the second quarter gross profit margin percentage can be attributed to the sales mix resulting from a higher level of instrument system sales. The year-to-date gross profit margin percentage was higher as a result of leverage achieved on higher sales volumes and the favorable effects of foreign currency translation on operating costs of the Company’s European manufacturing and distribution facilities. Based on current foreign currency exchange rates and forecasts, the Company estimates that the full year impact of foreign currency translation will negatively impact sales by approximately 6% and have a negative impact on gross profit.

Selling and administrative expenses decreased 7% and 6% for the quarter and year-to-date, respectively, from the favorable effect of foreign currency translation and the impact of a $4 million write-down in fair value of a building held for sale in the prior year. In addition, year-to-date selling and administrative expenses included $6 million of severance costs incurred in the first quarter of 2014 related to a reduction in workforce.

The increase in research and development expenses in both the quarter and year-to-date was primarily a result of increased spending on new products and the development of new product initiatives, which was somewhat offset by favorable effects of foreign currency translation.

Net income per diluted share for both the quarter and year-to-date benefited from an increase in sales and fewer shares outstanding due to additional share repurchases. Foreign currency translation decreased net income per diluted share by approximately $0.13 in the quarter and approximately $0.21 year-to-date.

Net cash provided by operating activities for the first half of 2015 was $268 million and $222 million in 2015 and 2014, respectively. The $46 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers, as well as the additional days in the first quarter of 2015. Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $45 million and $44 million for 2015 and 2014, respectively.

On May 22, 2015, the Company acquired the net assets of the Electroforce business of the Bose Corporation (“Electroforce”), for approximately $9 million in cash. Electroforce is a manufacturer of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. This acquisition is not expected to have a significant impact on the Company’s sales and profits over the next twelve months.

Within cash flows used in financing activities, the Company received $25 million and $41 million of proceeds from stock plans in 2015 and 2014, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price and the expiration of stock option grants. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. The Company repurchased $165 million and $178 million of the Company’s outstanding common stock in 2015 and 2014, respectively, under the May 2012 and May 2014 authorizations.

In April 2015, Waters entered into an amendment to the credit agreement dated June 2013. The amended credit agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended July 4, 2015 and June 28, 2014 (in thousands):

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% change	July 4, 2015	June 28, 2014	% change
Net Sales:
United States	$159,696	$149,192	7%	$306,071	$271,371	13%
Europe	127,414	143,713	(11%)	251,815	276,641	(9%)
Asia:
China	66,942	53,168	26%	129,116	106,347	21%
Japan	33,488	38,368	(13%)	72,679	83,975	(13%)
Asia Other	74,244	60,771	22%	131,302	108,253	21%

Total Asia	174,674	152,307	15%	333,097	298,575	12%
Other	32,956	36,589	(10%)	64,161	65,722	(2%)

Total net sales	$494,740	$481,801	3%	$955,144	$912,309	5%

The increase in sales in the U.S. for the quarter and year-to-date were driven by Waters instrument system sales to life science customers. The decrease in Europe’s sales growth was primarily due to the negative effects of foreign currency translation, which reduced sales growth by 16% in both the quarter and year-to-date. China’s sales growth was broad-based across all product lines and customer classes. Japan’s sales were negatively impacted by foreign currency translation, which decreased sales by 18% and 15% for the quarter and year-to-date, respectively. The increase in sales in both the quarter and year-to-date in the rest of Asia was broad-based across all product and customer classes. The decline in sales in the rest of the world was tempered by double-digit sales growth to life science customers in both the quarter and year-to-date.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three and six months ended July 4, 2015 and June 28, 2014 (in thousands):

	Three Months Ended
	July 4, 2015	% of Total	June 28, 2014	% of Total	% change
Waters instrument systems	$217,576	49%	$206,184	48%	6%
Chemistry	77,739	18%	76,577	18%	2%

Total Waters Division product sales	295,315	67%	282,761	66%	4%
Waters service	146,917	33%	145,075	34%	1%

Total Waters Division net sales	$442,232	100%	$427,836	100%	3%

	Six Months Ended
	July 4, 2015	% of Total	June 28, 2014	% of Total	% change
Waters instrument systems	$406,080	48%	$382,548	47%	6%
Chemistry	155,922	18%	151,780	19%	3%

Total Waters Division product sales	562,002	66%	534,328	66%	5%
Waters service	289,898	34%	277,117	34%	5%

Total Waters Division net sales	$851,900	100%	$811,445	100%	5%

Waters instrument system sales (LC and LC-MS) increased in the quarter and year-to-date, primarily due to stronger demand for instrument systems from life science, industrial chemical, nutritional safety and environmental customers. The increase in recurring revenues for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. In addition, the first half of 2015 had additional calendar days as compared with the first half of 2014. The effect of foreign currency translation decreased sales for the Waters Division by 8%.

Waters Division sales increased 10% and 15% in the U.S. for the quarter and year-to-date, respectively. Europe sales decreased 11% and 8% for the quarter and year-to-date, respectively, primarily due to the negative effect of foreign currency translation, which decreased sales by 16% and 17%, respectively. Total Asia sales increased 14% and 11% for the quarter and year-to-date, respectively, with sales in China increasing 27% and 21%, respectively. Japan sales decreased 13% in both the quarter and year-to-date, primarily due to the effects of foreign currency translation, while sales in the rest of Asia increased 22% and 20%. Sales in the rest of the world increased 9% and 3% in the quarter and year-to-date, respectively.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three and six months ended July 4, 2015 and June 28, 2014 (in thousands):

	Three Months Ended
	July 4, 2015	% of Total	June 28, 2014	% of Total	% change
TA instrument systems	$36,721	70%	$38,504	71%	(5%)
TA service	15,787	30%	15,461	29%	2%

Total TA Division net sales	$52,508	100%	$53,965	100%	(3%)

	Six Months Ended
	July 4, 2015	% of Total	June 28, 2014	% of Total	% change
TA instrument systems	$72,907	71%	$71,732	71%	2%
TA service	30,337	29%	29,132	29%	4%

Total TA Division net sales	$103,244	100%	$100,864	100%	2%

TA instrument system sales decreased 5% in the quarter due to the negative effect of foreign currency translation. TA service sales increased for both the quarter and year-to-date due to sales of service plans and billings to a higher installed base of customers. In addition, the first half of 2015 had additional calendar days as compared with the first half of 2014. The effect of foreign currency translation decreased TA’s total sales by 5% for both the quarter and year-to-date. TA had double-digit sales growth in Asia, excluding Japan, which was offset by declines in Europe and Japan, primarily due to the negative effects of foreign currency translation. Recent acquisitions added 4% and 2% to sales growth for the quarter and year-to-date, respectively.

Gross Profit

Gross profit increased 2% and 7% for the quarter and year-to-date, respectively, primarily as a result of benefits from sales mix, leverage achieved on higher sales volumes and the favorable effect of foreign currency translation on operating costs of the Company’s European manufacturing and distribution facilities. Gross profit as a percentage of sales for the quarter was also impacted by the factors discussed above.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will negatively affect gross profit for the remainder of 2015, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses decreased 7% and 6% for the quarter and year-to-date, respectively, from the favorable effect of foreign currency translation and the impact of a $4 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K, which was recorded in the second quarter of 2014. Year-to-date, selling and administrative expenses were also lower due to $6 million of severance-related costs incurred in the first quarter of 2014 in connection with a reduction in workforce. As a percentage of net sales, selling and administrative expenses were 24.8% and 25.4% for the 2015 quarter and year-to-date, respectively, and 27.4% and 28.3% for the 2014 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 13% and 15% for the quarter and year-to-date, respectively, primarily as a result of additional headcount, merit compensation and costs associated with new products and the development of new product initiatives. These increases were somewhat offset by favorable effects of foreign currency translation.

Interest Expense, Net

The increase in net interest expense for both the quarter and year-to-date was primarily attributable to an increase average borrowings, offset slightly by income earned on an increase in average cash, cash equivalents and investments.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20.25% and 0%, respectively, as of July 4, 2015. In July 2015 (fiscal third quarter), the Company entered into a new agreement with Singapore tax authorities that extended a 0% contractual tax rate through March 2021. The contractual tax rate is dependent upon achievement of certain contractual milestones, which the Company expects to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 14.6% and 13.9% for 2015 and 2014, respectively. The Company’s effective tax rate year-to-date was 14.9% and 14.4% for 2015 and 2014, respectively. The differences between the effective tax rates for 2015 as compared to 2014 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Net income	$201,718	$166,831
Depreciation and amortization	45,138	41,124
Stock-based compensation	16,610	16,353
Deferred income taxes	542	(7,912)
Change in accounts receivable	13,501	28,870
Change in inventories	(29,878)	(31,558)
Change in accounts payable and other current liabilities	(22,287)	(5,727)
Change in deferred revenue and customer advances	43,352	36,835
Other changes	(1,147)	(22,729)

Net cash provided by operating activities	267,549	222,087
Net cash used in investing activities	(264,508)	(173,761)
Net cash used in financing activities	(48,552)	(65,673)
Effect of exchange rate changes on cash and cash equivalents	(10,791)	5,242

Decrease in cash and cash equivalents	$(56,302)	$(12,105)

Cash Flow from Operating Activities

Net cash provided by operating activities was $268 million and $222 million in the six months ended July 4, 2015 and June 28, 2014, respectively. The changes within net cash provided by operating activities in 2015 as compared to 2014 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2015 compared to 2014 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) decreased to 75 days at July 4, 2015 from 76 days at June 28, 2014.

•	The change in inventory in both 2015 and 2014 is primarily attributable to the additional inventory ramp up for new products to be launched later this year.

•	The 2015 and 2014 change in accounts payable and other current liabilities was a result of timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both 2015 and 2014 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during 2014.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $265 million and $174 million in 2015 and 2014, respectively. Additions to fixed assets and capitalized software were $45 million and $44 million year-to-date in 2015 and 2014, respectively. During 2015 and 2014, the Company purchased $1,328 million and $1,179 million of investments year-to-date, while $1,118 million and $1,053 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $9 million and $4 million year-to-date in 2015 and 2014, respectively.

Cash Used in Financing Activities

In April 2015, Waters entered into an amendment to the credit agreement dated June 2013. The amended credit agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes.

Year-to-date, the Company’s total debt borrowings increased by $95 million and $70 million in 2015 and 2014, respectively. As of July 4, 2015, the Company had a total of $1,560 million in outstanding debt, which consisted of $500 million in outstanding senior unsecured notes, $300 million borrowed under the term loan facility under the 2015 Credit Agreement and $760 million borrowed under revolving credit facility under the 2015 Credit Agreement. At July 4, 2015, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $635 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of July 4, 2015, the Company had a total amount available to borrow under the 2015 Credit Agreement of $538 million after outstanding letters of credit.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During the first six months of 2015 and 2014, the Company repurchased 1.3 million and 1.7 million shares of the Company’s outstanding common stock at a cost of $165 million and $178 million, respectively, under the May 2012 and May 2014 authorizations. As of July 4, 2015, the Company had a total of $604 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million and $7 million of common stock related to the vesting of restricted stock units during 2015 and 2014, respectively.

The Company received $25 million and $41 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2015 and 2014, respectively.

The Company had cash, cash equivalents and investments of $2,209 million as of July 4, 2015. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,162 million held by foreign subsidiaries at July 4, 2015. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015. The Company reviewed its contractual obligations and commercial commitments as of July 4, 2015 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the amended credit agreement as described in Note 6, “Debt.”

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation, business combinations and asset acquisitions, valuation of contingent consideration and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 4, 2015. The Company did not make any changes in those policies during the six months ended July 4, 2015.

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

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in the transition of chief executive officer as the Company has announced a new chief executive officer effective September 2015 upon the retirement of the current chief executive officer.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of non-U.S. operations, especially when a currency weakens against the U.S. dollar.

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

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; and ability to obtain alternative sources for components and modules; and the possibility that future sales of new products, which trigger contingent purchase payments, may exceed our expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by applicable law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six months ended July 4, 2015. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2015 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 4, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended July 4, 2015 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. The Company reviewed its risk factors as of July 4, 2015 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock by the Issuer

The following table provides information about purchases by the Company during the three months ended July 4, 2015 of common stock registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 5 to May 2, 2015	—	$—	—	$683,538
May 3 to May 30, 2015	375	$130.93	375	$634,447
May 31 to July 4, 2015	230	$134.07	230	$603,611

Total	605	$132.12	605	$603,611

(1)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6: Exhibits

Exhibit Number	Description of Document

10.1	President and Chief Executive Employment Agreement.

10.2	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and
Chief Financial Officer

Date: August 7, 2015