Form 10-Q
period 2015-10-03
WATERS CORP /DE/
filed 2015-11-06
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock as of October 30, 2015: 81,663,790

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	October 3, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$459,518	$422,177
Investments	1,851,216	1,633,211
Accounts receivable, less allowances for doubtful accounts and sales returns of $6,651 and $7,179 at October 3, 2015 and December 31, 2014, respectively	416,311	433,616
Inventories	281,786	246,430
Other current assets	85,016	118,302

Total current assets	3,093,847	2,853,736
Property, plant and equipment, net	325,554	321,583
Intangible assets, net	222,806	232,371
Goodwill	352,151	354,838
Other assets	126,886	115,406

Total assets	$4,121,244	$3,877,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$175,176	$225,243
Accounts payable	61,710	65,704
Accrued employee compensation	39,809	47,198
Deferred revenue and customer advances	157,992	129,706
Accrued income taxes	5,388	15,143
Accrued warranty	13,107	13,266
Other current liabilities	82,772	85,335

Total current liabilities	535,954	581,595
Long-term liabilities:
Long-term debt	1,455,000	1,240,000
Long-term portion of retirement benefits	77,353	85,230
Long-term income tax liabilities	19,482	20,397
Other long-term liabilities	64,899	56,046

Total long-term liabilities	1,616,734	1,401,673

Total liabilities	2,152,688	1,983,268

Commitments and contingencies (Notes 6, 7 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 3, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 157,252 and 156,716 shares issued, 81,654 and 83,147 shares outstanding at October 3, 2015 and December 31, 2014, respectively	1,573	1,567
Additional paid-in capital	1,451,601	1,392,494
Retained earnings	4,712,512	4,394,513
Treasury stock, at cost, 75,598 and 73,569 shares at October 3, 2015 and December 31, 2014, respectively	(4,070,314)	(3,815,203)
Accumulated other comprehensive loss	(126,816)	(78,705)

Total stockholders’ equity	1,968,556	1,894,666

Total liabilities and stockholders’ equity	$4,121,244	$3,877,934

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	October 3, 2015	September 27, 2014
Product sales	$336,933	$331,165
Service sales	163,645	162,000

Total net sales	500,578	493,165

Cost of product sales	138,014	133,868
Cost of service sales	68,790	68,354

Total cost of sales	206,804	202,222

Gross profit	293,774	290,943

Selling and administrative expenses	124,655	122,226

Research and development expenses	30,703	27,279

Purchased intangibles amortization	2,573	2,725

Operating income	135,843	138,713

Interest expense	(9,017)	(9,062)

Interest income	2,736	1,762

Income from operations before income taxes	129,562	131,413

Provision for income taxes	13,281	17,916

Net income	$116,281	$113,497

Net income per basic common share	$1.42	$1.36

Weighted-average number of basic common shares	82,036	83,663

Net income per diluted common share	$1.40	$1.34

Weighted-average number of diluted common shares and equivalents	82,784	84,401

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Product sales	$971,842	$937,225
Service sales	483,880	468,249

Total net sales	1,455,722	1,405,474

Cost of product sales	398,168	387,646
Cost of service sales	206,589	204,148

Total cost of sales	604,757	591,794

Gross profit	850,965	813,680

Selling and administrative expenses	367,066	380,791

Research and development expenses	90,209	79,002

Purchased intangibles amortization	7,547	8,018

Operating income	386,143	345,869

Interest expense	(27,038)	(24,522)

Interest income	7,576	4,920

Income from operations before income taxes	366,681	326,267

Provision for income taxes	48,682	45,939

Net income	$317,999	$280,328

Net income per basic common share	$3.85	$3.32

Weighted-average number of basic common shares	82,552	84,375

Net income per diluted common share	$3.82	$3.29

Weighted-average number of diluted common shares and equivalents	83,305	85,162

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$116,281	$113,497	$317,999	$280,328

Other comprehensive loss:

Foreign currency translation	(10,931)	(48,671)	(53,322)	(16,071)

Unrealized gains (losses) on investments before income taxes	1,814	(645)	2,397	91
Income tax (expense) benefit	(68)	42	(97)	11

Unrealized gains (losses) on investments, net of tax	1,746	(603)	2,300	102

Retirement liability adjustment before reclassifications	(511)	—	1,070	(931)
Amounts reclassified to selling and administrative expenses	1,478	516	3,320	1,548

Retirement liability adjustment before income taxes	967	516	4,390	617
Income tax expense	(325)	(400)	(1,479)	(603)

Retirement liability adjustment, net of tax	642	116	2,911	14

Other comprehensive loss	(8,543)	(49,158)	(48,111)	(15,955)

Comprehensive income	$107,738	$64,339	$269,888	$264,373

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$317,999	$280,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	766	2,051
Provisions on inventory	3,683	3,603
Stock-based compensation	24,957	24,460
Deferred income taxes	1,821	(9,151)
Depreciation	33,202	34,661
Amortization of intangibles	33,693	35,889
Building impairment	—	4,093
Gain on sale of building	(1,377)	—
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	6,121	23,588
Increase in inventories	(39,171)	(36,812)
Decrease (increase) in other current assets	2,183	(9,348)
Increase in other assets	(11,614)	(10,949)
Increase in accounts payable and other current liabilities	4,234	3,887
Increase in deferred revenue and customer advances	31,099	23,737
Decrease in other liabilities	(954)	(20,111)

Net cash provided by operating activities	406,642	349,926
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(72,250)	(70,437)
Business acquisitions, net of cash acquired	(9,408)	(23,672)
Payments for intellectual property licenses	—	(1,800)
Purchases of investments	(1,467,078)	(1,731,043)
Maturities and sales of investments	1,249,073	1,504,528
Proceeds from sale of building	5,154	—

Net cash used in investing activities	(294,509)	(322,424)
Cash flows from financing activities:
Proceeds from debt issuances	285,073	336,430
Payments on debt	(120,140)	(229,770)
Payments of debt issuance costs	(2,382)	(1,400)
Proceeds from stock plans	28,948	43,287
Purchases of treasury shares	(255,111)	(261,570)
Excess tax benefit related to stock option plans	5,689	8,605
Proceeds from (payments for) debt swaps and other derivative contracts	5	(366)

Net cash used in financing activities	(57,918)	(104,784)
Effect of exchange rate changes on cash and cash equivalents	(16,874)	(6,546)

Increase (decrease) in cash and cash equivalents	37,341	(83,828)
Cash and cash equivalents at beginning of period	422,177	440,796

Cash and cash equivalents at end of period	$459,518	$356,968

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1 Basis of Presentation and Summary of Significant Accounting Policies

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services, through its Waters Division, high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. Through its TA Division (“TA®”), the Company primarily designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments, which are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments, and are typically purchased by customers as part of the instrument system.

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2015 and 2014 ended on October 3, 2015 and September 27, 2014, respectively.

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

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of October 3, 2015 and December 31, 2014, $2,275 million out of $2,311 million and $1,971 million out of $2,055 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

Property, Plant and Equipment

During the three and nine months ended September 27, 2014, the Company recorded a $4 million impairment charge related to a write-down in the fair value of a building in the U.K., which was designated as held for sale. The carrying value of the building was $4 million and was included in other current assets in the consolidated balance sheet at December 31, 2014. During the three months ended October 3, 2015, the Company sold the building for $5 million in cash, which resulted in a gain on the sale of $1 million.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 3, 2015 and December 31, 2014. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 3, 2015 (in thousands):

	Total at October 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$629,048	$—	$629,048	$—
Corporate debt securities	1,233,772	—	1,233,772	—
Time deposits	80,931	—	80,931	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	33,842	—	33,842	—
Foreign currency exchange contracts	38	—	38	—

Total	$2,006,778	$—	$2,006,778	$—

Liabilities:
Contingent consideration	$4,116	$—	$—	$4,116
Foreign currency exchange contracts	575	—	575	—

Total	$4,691	$—	$575	$4,116

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$626,772	$—	$626,772	$—
Foreign government securities	24,998	—	24,998	—
Corporate debt securities	984,105	—	984,105	—
Time deposits	64,240	—	64,240	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	33,935	—	33,935	—
Foreign currency exchange contracts	123	—	123	—

Total	$1,763,320	$—	$1,763,320	$—

Liabilities:
Contingent consideration	$3,612	$—	$—	$3,612
Foreign currency exchange contracts	651	—	651	—

Total	$4,263	$—	$651	$3,612

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of October 3, 2015 and December 31, 2014.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration related to the July 2014 acquisition of Medimass Research, Development and Service Kft. is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the development of future products, estimated sales of those products and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be approximately $4 million at both October 3, 2015 and December 31, 2014, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2014 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $450 million and $550 million at October 3, 2015 and December 31, 2014, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $456 million and $558 million at October 3, 2015 and December 31, 2014, respectively, using Level 2 inputs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Derivative Transactions

The Company enters into foreign currency exchange contracts to manage exposures to changes in foreign currency exchange rates on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At October 3, 2015 and December 31, 2014, the Company held forward foreign exchange contracts with notional amounts totaling $107 million and $110 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	October 3, 2015	December 31, 2014
Other current assets	$38	$123
Other current liabilities	$575	$651

The following is a summary of the activity in cost of sales in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Realized gains (losses) on closed contracts	$810	$(266)	$5	$(366)
Unrealized losses on open contracts	(71)	(43)	(9)	(1,000)

Cumulative net pre-tax gains (losses)	$739	$(309)	$(4)	$(1,366)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During the nine months ended October 3, 2015 and September 27, 2014, the Company repurchased 2.0 million and 2.4 million shares of the Company’s outstanding common stock at a cost of $249 million and $255 million, respectively, under the May 2012 and May 2014 authorizations. As of October 3, 2015, the Company repurchased an aggregate of 7.6 million shares at a cost of $750 million under the May 2012 repurchase program, which is now completed. The Company has a total of $520 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million and $7 million of common stock related to the vesting of restricted stock units during the nine months ended October 3, 2015 and September 27, 2014, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 3, 2015 and September 27, 2014 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
October 3, 2015	$13,266	$5,834	$(5,993)	$13,107
September 27, 2014	$12,962	$5,292	$(5,773)	$12,481

Subsequent Events

The Company did not have any material subsequent events.

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	October 3, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$627,630	$1,465	$(47)	$629,048
Corporate debt securities	1,233,267	895	(390)	1,233,772
Time deposits	80,931	—	—	80,931
Equity securities	77	70	—	147

Total	$1,941,905	$2,430	$(437)	$1,943,898

Amounts included in:
Cash equivalents	$92,682	$—	$—	$92,682
Investments	1,849,223	2,430	(437)	1,851,216

Total	$1,941,905	$2,430	$(437)	$1,943,898

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$626,683	$246	$(157)	$626,772
Foreign government securities	24,998	—	—	24,998
Corporate debt securities	984,668	125	(688)	984,105
Time deposits	64,240	—	—	64,240
Equity securities	77	70	—	147

Total	$1,700,666	$441	$(845)	$1,700,262

Amounts included in:
Cash equivalents	$67,051	$—	$—	$67,051
Investments	1,633,615	441	(845)	1,633,211

Total	$1,700,666	$441	$(845)	$1,700,262

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	October 3, 2015	December 31, 2014
Due in one year or less	$1,063,640	$872,872
Due after one year through three years	799,180	763,003

Total	$1,862,820	$1,635,875

3 Inventories

Inventories are classified as follows (in thousands):

	October 3, 2015	December 31, 2014
Raw materials	$94,226	$84,952
Work in progress	21,814	16,749
Finished goods	165,746	144,729

Total inventories	$281,786	$246,430

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

On May 22, 2015, the Company acquired the net assets of the ElectroForce® business of the Bose Corporation (“ElectroForce”), a manufacturer of testing systems, for approximately $9 million in cash. ElectroForce’s core business is the manufacturing of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. The ElectroForce test instruments are based on unique motor designs that are quiet, energy-efficient, scalable and deliver high performance over a wide range of force and frequency. ElectroForce was acquired to expand the TA Division’s product offering into new markets, while leveraging the technology, infrastructure and customer bases of the combined organizations. The Company has allocated $4 million of the purchase price to intangible assets comprised of technology, customer relationships and trade name. The Company is amortizing the technology and customer relationships over ten years and five years, respectively. The remaining purchase price of $1 million was accounted for as goodwill, which is deductible for tax purposes.

The principal factor that resulted in recognition of goodwill in the acquisition of ElectroForce is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing the acquired company’s technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.

In this acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of the acquisition of ElectroForce on the Company’s revenues and net income since the acquisition date for the nine months ended October 3, 2015 was immaterial.

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

5 Goodwill and Other Intangibles

The carrying amount of goodwill was $352 million and $355 million at October 3, 2015 and December 31, 2014, respectively. During the nine months ended October 3, 2015, the Company’s acquisition increased goodwill by $1 million (see Note 4) and the effect of foreign currency translation decreased goodwill by $4 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	October 3, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$335,517	$202,468	7 years	$334,280	$196,477	7 years
Purchased intangibles	163,144	117,632	11 years	163,855	112,279	11 years
Trademarks and IPR&D	13,967	—		14,095	—
Licenses	5,499	3,995	6 years	5,371	3,634	6 years
Patents and other intangibles	61,773	32,999	8 years	56,513	29,353	8 years

Total	$579,900	$357,094	8 years	$574,114	$341,743	8 years

During the nine months ended October 3, 2015, the Company acquired $4 million of purchased intangibles as a result of the acquisition of ElectroForce (see Note 4). During the nine months ended October 3, 2015, the effect of foreign currency translation decreased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $31 million and $18 million, respectively. Amortization expense for intangible assets was $12 million for both the three months ended October 3, 2015 and September 27, 2014. Amortization expense for intangible assets was $34 million and $36 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. Amortization expense for intangible assets is estimated to be approximately $44 million per year for each of the next five years.

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

At October 3, 2015, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $705 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of October 3, 2015 and December 31, 2014, the Company had a total of $500 million and $600 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at October 3, 2015 and December 31, 2014 (in thousands):

	October 3, 2015	December 31, 2014
Foreign subsidiary lines of credit	$176	$243
Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	—
Credit agreements	125,000	125,000

Total notes payable and debt	175,176	225,243

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Credit agreements	1,005,000	740,000

Total long-term debt	1,455,000	1,240,000

Total debt	$1,630,176	$1,465,243

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

As of October 3, 2015 and December 31, 2014, the Company had a total amount available to borrow of $468 million and $533 million, respectively, after outstanding letters of credit, under the credit agreements. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.06% and 2.31% at October 3, 2015 and December 31, 2014, respectively. As of October 3, 2015, the Company was in compliance with all debt covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $98 million and $88 million at October 3, 2015 and December 31, 2014, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At October 3, 2015 and December 31, 2014, the weighted-average interest rates applicable to these short-term borrowings were 2.00% and 1.48%, respectively.

7 Income Taxes

The Company’s effective tax rate was 10.3% and 13.6% for the three months ended October 3, 2015 and September 27, 2014, respectively. The Company’s effective tax rate was 13.3% and 14.1% for the nine months ended October 3, 2015 and September 27, 2014, respectively. The differences between the effective tax rates for 2015 as compared to 2014 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates, and the recognition of a $2 million discrete benefit for additional U.K. tax credits in the three months ended October 3, 2015. In the third quarter of 2015, the Company entered into a new agreement with Singapore tax authorities that extended a 0% contractual tax rate through March 2021. The contractual tax rate is dependent upon achievement of certain contractual milestones, which the Company expects to meet. The current statutory tax rate in Singapore is 17%.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended October 3, 2015 and September 27, 2014 (in thousands):

	October 3, 2015	September 27, 2014
Balance at the beginning of the period	$19,596	$24,716
Net changes in uncertain tax benefits	(861)	(3,268)

Balance at the end of the period	$18,735	$21,448

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2011. However, carryforward attributes that were generated in years beginning on or before January 1, 2012 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of October 3, 2015, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

8 Stock-Based Compensation

The Company maintains various shareholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units).

The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statements of operations based on their grant date fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The stock-based compensation accounting standards require forfeitures to be estimated at the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the three and nine months ended October 3, 2015 and September 27, 2014 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of sales	$668	$633	$1,990	$2,061
Selling and administrative expenses	6,626	6,355	19,686	19,345
Research and development expenses	1,053	1,119	3,281	3,054

Total stock-based compensation	$8,347	$8,107	$24,957	$24,460

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 3, 2015 and September 27, 2014 are as follows:

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	October 3, 2015	September 27, 2014
Options issued in thousands	115	32
Risk-free interest rate	1.4%	1.9%
Expected life in years	4	4
Expected volatility	0.291	0.245
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	October 3, 2015	September 27, 2014
Exercise price	$121.33	$99.22
Fair value	$30.85	$22.38

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the nine months ended October 3, 2015 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2014	3,280	$ 37.84 to $113.36	$82.85
Granted	115	$113.88 to $134.37	$121.33
Exercised	(342)	$ 37.84 to $ 98.21	$74.44
Canceled	(72)	$ 79.05 to $ 87.06	$83.25

Outstanding at October 3, 2015	2,981	$ 38.09 to $134.37	$85.29

Restricted Stock

During the nine months ended October 3, 2015, the Company granted ten thousand shares of restricted stock. The fair value of these awards on the grant date was $113.88 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 3, 2015 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2014	533	$94.38
Granted	150	$119.46
Vested	(144)	$85.40
Forfeited	(12)	$99.75

Unvested at October 3, 2015	527	$103.85

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 3, 2015
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$116,281	82,036	$1.42
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	748	(0.02)

Net income per diluted common share	$116,281	82,784	$1.40

	Three Months Ended September 27, 2014
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$113,497	83,663	$1.36
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	738	(0.02)

Net income per diluted common share	$113,497	84,401	$1.34

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended October 3, 2015
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$317,999	82,552	$3.85
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	753	(0.03)

Net income per diluted common share	$317,999	83,305	$3.82

	Nine Months Ended September 27, 2014
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$280,328	84,375	$3.32
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	787	(0.03)

Net income per diluted common share	$280,328	85,162	$3.29

For the three and nine months ended October 3, 2015, the Company had 0.6 million and 0.7 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For both the three and nine months ended September 27, 2014, the Company had 0.5 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 3, 2015 and September 27, 2014 is as follows (in thousands):

	Three Months Ended
	October 3, 2015			September 27, 2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$(91)	$1,337	$—	$196	$1,212
Interest cost	1,570	116	402	1,623	111	592
Expected return on plan assets	(2,223)	(129)	(410)	(2,179)	(112)	(392)
Net amortization:
Prior service cost (credit)	—	—	14	—	(13)	(47)
Net actuarial loss (gain)	1,101	—	273	692	(18)	97

Net periodic pension cost (benefit)	$448	$(104)	$1,616	$136	$164	$1,462

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended
	October 3, 2015			September 27, 2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$433	$4,011	$—	$594	$3,636
Interest cost	4,596	352	1,206	4,813	347	1,776
Expected return on plan assets	(6,859)	(373)	(1,230)	(6,795)	(326)	(1,176)
Net amortization:
Prior service cost (credit)	—	—	42	—	(39)	(141)
Net actuarial loss (gain)	2,459	—	819	1,662	(26)	291

Net periodic pension cost (benefit)	$196	$412	$4,848	$(320)	$550	$4,386

During the nine months ended October 3, 2015, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2015, the Company expects to contribute a total of approximately $6 million to $11 million to the Company’s defined benefit plans.

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

Net sales for the Company’s products and services are as follows for the three and nine months ended October 3, 2015 and September 27, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Product net sales:
Waters instrument systems	$219,196	$213,122	$625,276	$595,670
Chemistry	78,173	77,853	234,095	229,633
TA instrument systems	39,564	40,190	112,471	111,922

Total product sales	336,933	331,165	971,842	937,225

Service net sales:
Waters service	148,206	146,038	438,104	423,155
TA service	15,439	15,962	45,776	45,094

Total service sales	163,645	162,000	483,880	468,249

Total net sales	$500,578	$493,165	$1,455,722	$1,405,474

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Recent Accounting Standard Changes and Developments

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board has amended the standard in August 2015 to delay the effective period by one year. Adoption prior to December 15, 2016 is not permitted. The Company is currently evaluating its adoption method and the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In April 2015, accounting guidance was issued which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Subsequently, the Securities and Exchange Commission staff announced that it will not object when debt issuance costs related to a revolving debt arrangement are presented as an asset regardless of whether or not there is an outstanding balance on the revolving debt arrangement. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In the third quarter of 2015, accounting guidance was issued which clarifies the measurement of inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: the Waters Division and the TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by life science (including pharmaceutical), biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results for the three and nine months ended October 3, 2015 and September 27, 2014 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	% Change	October 3, 2015	September 27, 2014	% Change
Product sales	$336,933	$331,165	2%	$971,842	$937,225	4%
Service sales	163,645	162,000	1%	483,880	468,249	3%

Total net sales	500,578	493,165	2%	1,455,722	1,405,474	4%
Total cost of sales	206,804	202,222	2%	604,757	591,794	2%

Gross profit	293,774	290,943	1%	850,965	813,680	5%
Gross profit as a % of sales	58.7%	59.0%		58.5%	57.9%

Selling and administrative expenses	124,655	122,226	2%	367,066	380,791	(4%)
Research and development expenses	30,703	27,279	13%	90,209	79,002	14%
Purchased intangibles amortization	2,573	2,725	(6%)	7,547	8,018	(6%)

Operating income	135,843	138,713	(2%)	386,143	345,869	12%
Operating income as a % of sales	27.1%	28.1%		26.5%	24.6%

Interest expense, net	(6,281)	(7,300)	(14%)	(19,462)	(19,602)	(1%)

Income from operations before income taxes	129,562	131,413	(1%)	366,681	326,267	12%
Provision for income tax expense	13,281	17,916	(26%)	48,682	45,939	6%

Net income	$116,281	$113,497	2%	$317,999	$280,328	13%

Net income per diluted common share	$1.40	$1.34	4%	$3.82	$3.29	16%

Sales in the third quarter of 2015 grew 2% for the quarter and 4% year-to-date, as the strong demand for the Company’s products and services were negatively affected by the foreign currency translation, which reduced sales growth by 7% for both the quarter and year-to-date. The negative impact on sales growth from foreign currency translation resulted primarily from the weakening of the Euro and Japanese yen against the U.S. dollar, which reduced Europe’s sales by 15% and 16% for the quarter and year-to-date, respectively, and reduced Japan’s sales by 14% and 15% for the quarter and year-to-date, respectively. The 2015 sales growth for both the quarter and year-to-date was driven by life science, industrial chemical and nutritional safety customers, particularly in the U.S. and Asia, excluding Japan. Acquisitions had a minimal impact on sales year-to-date. Year-to-date sales growth in 2015 also benefited by an estimated 1% from additional calendar days in the first nine months of 2015 as compared with the first nine months of 2014.

In 2015, instrument system sales grew 2% and 4% for the quarter and year-to-date, respectively, and recurring revenues (combined chemistry consumable and service sales) increased 1% and 3%, respectively. Sales growth for both instrument systems and recurring revenues were negatively impacted by foreign currency translation. The increase in instrument system sales can be attributed to the higher customer demand for LC and LC-MS instrument systems and the increase in recurring revenues is primarily due to the increase in service sales resulting from a larger installed customer base.

The Company’s sales growth by customer end-market for both the quarter and year-to-date were negatively impacted by the European and Japanese foreign currency translation discussed above. Despite the negative effect of foreign currency on sales, the Company’s customer end-market sales were able to grow as follows:

•	Sales to life science customers grew 2% and 5% for the quarter and year-to-date, respectively, with sales growth in all regions, except Europe and Japan. Year-to-date, life science customers had double-digit sales growth in all regions, except Europe and Japan.

•	Combined sales to industrial chemical, nutritional safety and environmental customers increased by 5% for both the quarter and year-to-date. Sales in the quarter were strongest in Asia, excluding Japan, while year-to-date sales were driven by the U.S. and Asia, excluding Japan.

•	Combined global sales to governmental and academic customers declined by 5% and 2% for the quarter and year-to-date, respectively. In the quarter, sales in the U.S. and China grew at a double-digit rate and Japan’s sales grew 8%, while sales to all other regions declined. Year-to-date sales increased in both the U.S. and China but declined in all other regions.

The increase in gross profit dollars for both the quarter and year-to-date was primarily a result of higher sales volumes. In the third quarter, gross profit margin percentage declined slightly as the favorable change in sales mix, resulting from higher margin instrument system sales, was offset by unfavorable foreign currency translation on sales. The year-to-date gross profit margin percentage was higher as a result of leverage achieved on higher sales volumes and was offset somewhat by the unfavorable impact on sales from foreign currency translation. This negative impact on sales was mitigated partially by the favorable effects of foreign currency translation on operating costs of the Company’s European manufacturing and distribution facilities.

Based on current foreign currency exchange rates and forecasts, the Company estimates that the full year impact of foreign currency translation will negatively impact sales by approximately 6% and have a negative impact on gross profit.

Selling and administrative expenses increased 2% for the quarter and decreased 4% year-to-date. Foreign currency translation decreased selling and administrative expenses in the quarter and year-to-date by 9% and 8%, respectively. These reductions in expenses were somewhat offset by $2 million of severance-related costs in the current quarter in connection with a reduction in workforce in Europe. Selling and administrative expenses in the prior year quarter included a $2 million award received from an arbitration settlement. In addition, year-to-date selling and administrative expenses in the prior year included $6 million of severance-related costs in connection with a reduction in workforce, primarily in the U.S., and a $4 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. This building was sold in the current quarter for $5 million in cash.

The increase in research and development expenses in both the quarter and year-to-date was primarily a result of increased spending on new products and the development of new technology initiatives, which was somewhat offset by a 5% decrease in expenses due to the favorable effects of foreign currency translation.

Net income per diluted share for both the quarter and year-to-date benefited from an increase in sales and fewer shares outstanding due to additional share repurchases. Foreign currency translation decreased net income per diluted share by approximately $0.20 in the quarter and approximately $0.44 year-to-date.

Year-to-date, net cash provided by operating activities was $407 million and $350 million in 2015 and 2014, respectively. The $57 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers, as well as the effect of additional days in the first quarter of 2015. Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $72 million and $70 million for 2015 and 2014, respectively.

On May 22, 2015, the Company acquired the net assets of the ElectroForce® business of the Bose Corporation (“ElectroForce”), for approximately $9 million in cash. ElectroForce is a manufacturer of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. This acquisition is not expected to have a significant impact on the Company’s sales and profits over the next twelve months.

Within cash flows used in financing activities, the Company received $29 million and $43 million of proceeds from stock plans in 2015 and 2014, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. The Company repurchased $249 million and $255 million of the Company’s outstanding common stock in 2015 and 2014, respectively, under the May 2012 and May 2014 authorizations.

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

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended October 3, 2015 and September 27, 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	% change	October 3, 2015	September 27, 2014	% change
Net Sales:
United States	$169,783	$150,835	13%	$475,854	$422,206	13%
Europe	132,104	144,076	(8%)	383,919	420,717	(9%)
Asia:
China	64,356	56,010	15%	193,472	162,357	19%
Japan	36,369	41,595	(13%)	109,048	125,570	(13%)
Asia Other	67,174	63,024	7%	198,476	171,277	16%

Total Asia	167,899	160,629	5%	500,996	459,204	9%
Other	30,792	37,625	(18%)	94,953	103,347	(8%)

Total net sales	$500,578	$493,165	2%	$1,455,722	$1,405,474	4%

The increase in sales in the U.S. for the quarter and year-to-date was broad-based across major product lines and customer classes. Europe’s sales in local currency grew on increased demand from the Company’s life science, governmental and academic customers; however, Europe’s sales declined as a result of the negative effects of foreign currency translation, which reduced sales growth by 15% and 16% in the quarter and year-to-date, respectively. China’s sales growth was broad-based across all product lines and customer classes. Japan’s sales were negatively impacted by foreign currency translation, which decreased sales by 14% and 15% for the quarter and year-to-date, respectively. The increase in sales in both the quarter and year-to-date in the rest of Asia was driven by LC and LC-MS instrument systems and recurring revenues from life science, industrial chemical and nutritional safety customers. The decline in sales in the rest of the world was significantly attributed to a reduction in customer demand in Latin America caused by the strengthening of the U.S. dollar and the weak Brazilian economy for both the quarter and year-to-date.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the three and nine months ended October 3, 2015 and September 27, 2014 (in thousands):

	Three Months Ended
	October 3, 2015	% of Total	September 27, 2014	% of Total	% change
Waters instrument systems	$219,196	49%	$213,122	49%	3%
Chemistry	78,173	18%	77,853	18%	—

Total Waters Division product sales	297,369	67%	290,975	67%	2%
Waters service	148,206	33%	146,038	33%	1%

Total Waters Division net sales	$445,575	100%	$437,013	100%	2%

	Nine Months Ended
	October 3, 2015	% of Total	September 27, 2014	% of Total	% change
Waters instrument systems	$625,276	48%	$595,670	48%	5%
Chemistry	234,095	18%	229,633	18%	2%

Total Waters Division product sales	859,371	66%	825,303	66%	4%
Waters service	438,104	34%	423,155	34%	4%

Total Waters Division net sales	$1,297,475	100%	$1,248,458	100%	4%

Waters instrument system sales (LC and LC-MS) increased in the quarter and year-to-date, primarily due to stronger demand for instrument systems from life science, industrial chemical and nutritional safety customers. The increase in recurring revenues for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. In addition, the first nine months of 2015 had additional calendar days as compared with the first nine months of 2014. The effect of foreign currency translation decreased sales for the Waters Division by 7% and 8% for the quarter and year-to-date, respectively.

Waters Division sales increased 13% and 14% in the U.S. for the quarter and year-to-date, respectively. Europe sales decreased 7% and 8% for the quarter and year-to-date, respectively, primarily due to the negative effect of foreign currency translation, which decreased sales by 16% and 17%, respectively. Total Asia sales increased 5% and 9% for the quarter and year-to-date, respectively, with sales in China increasing 15% and 19%, respectively. Japan sales decreased 11% and 13% in the quarter and year-to-date, respectively, primarily due to the effects of foreign currency translation, while sales in the rest of Asia increased 7% and 15%. Sales in the rest of the world decreased 17% and 8% in the quarter and year-to-date, respectively, on lower sales in Latin America and the negative effect of foreign currency translation.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the three and nine months ended October 3, 2015 and September 27, 2014 (in thousands):

	Three Months Ended
	October 3, 2015	% of Total	September 27, 2014	% of Total	% change
TA instrument systems	$39,564	72%	$40,190	72%	(2%)
TA service	15,439	28%	15,962	28%	(3%)

Total TA Division net sales	$55,003	100%	$56,152	100%	(2%)

	Nine Months Ended
	October 3, 2015	% of Total	September 27, 2014	% of Total	% change
TA instrument systems	$112,471	71%	$111,922	71%	—
TA service	45,776	29%	45,094	29%	2%

Total TA Division net sales	$158,247	100%	$157,016	100%	1%

TA instrument system and service sales decreased in the quarter due to the negative effect of foreign currency translation. TA service sales increased year-to-date due to sales of service plans and billings to a higher installed base of customers. In addition, the first nine months of 2015 had additional calendar days as compared with the first nine months of 2014. The effect of foreign currency translation decreased TA’s total sales by 4% and 5% for the quarter and year-to-date, respectively. TA’s sales grew 9% and 4% in the U.S. for the quarter and year-to-date, respectively. TA had double-digit sales growth in China in both the quarter and year-to-date, which was offset by declines in Japan, primarily due to the negative effects of foreign currency translation. Sales growth in the rest of Asia was 2% and 23% for the quarter and year-to-date, respectively. Recent acquisitions added 5% and 3% to sales growth for the quarter and year-to-date, respectively.

Gross Profit

Gross profit increased 1% and 5% for the quarter and year-to-date, respectively, primarily as a result of benefits from sales mix, leverage achieved on higher sales volumes and the favorable effect of foreign currency translation on operating costs of the Company’s European manufacturing and distribution facilities. Gross profit as a percentage of sales was also impacted by the factors discussed above.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will negatively affect gross profit for the remainder of 2015, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 2% for the quarter and decreased 4% year-to-date. Foreign currency translation decreased selling and administrative expenses in the quarter and year-to-date by 9% and 8%, respectively. These reductions in expenses were somewhat offset by $2 million of severance-related costs in the current quarter in connection with a reduction in workforce in Europe. Selling and administrative expenses in the prior year quarter included a $2 million award received from an arbitration settlement. In addition, year-to-date selling and administrative expenses in the prior year included $6 million of severance-related costs in connection with a reduction in workforce, primarily in the U.S., and a $4 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. This building was sold in the current quarter for $5 million in cash. As a percentage of net sales, selling and administrative expenses were 24.9% and 25.2% for the 2015 quarter and year-to-date, respectively, and 24.8% and 27.1% for the 2014 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 13% and 14% for the quarter and year-to-date, respectively, primarily as a result of additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. These increases were somewhat offset by favorable effects of foreign currency translation, which lowered the research and development expense growth rate by 5%.

Interest Expense, Net

The decrease in net interest expense for both the quarter and year-to-date was primarily attributable to increased income earned on an increase in average cash, cash equivalents and investments.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20.25% and 0%, respectively, as of October 3, 2015. In the third quarter of 2015, the Company entered into a new agreement with Singapore tax authorities that extended a 0% contractual tax rate through March 2021. The contractual tax rate is dependent upon achievement of certain contractual milestones, which the Company expects to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 10.3% and 13.6% for 2015 and 2014, respectively. The Company’s effective tax rate year-to-date was 13.3% and 14.1% for 2015 and 2014, respectively. The differences between the effective tax rates for 2015 as compared to 2014 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates, and the recognition of a $2 million discrete benefit for additional U.K. credits in the current quarter.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Net income	$317,999	$280,328
Depreciation and amortization	66,895	70,550
Stock-based compensation	24,957	24,460
Deferred income taxes	1,821	(9,151)
Change in accounts receivable	6,121	23,588
Change in inventories	(39,171)	(36,812)
Change in accounts payable and other current liabilities	4,234	3,887
Change in deferred revenue and customer advances	31,099	23,737
Other changes	(7,313)	(30,661)

Net cash provided by operating activities	406,642	349,926
Net cash used in investing activities	(294,509)	(322,424)
Net cash used in financing activities	(57,918)	(104,784)
Effect of exchange rate changes on cash and cash equivalents	(16,874)	(6,546)

Increase (decrease) in cash and cash equivalents	$37,341	$(83,828)

Cash Flow from Operating Activities

Net cash provided by operating activities was $407 million and $350 million in the nine months ended October 3, 2015 and September 27, 2014, respectively. The changes within net cash provided by operating activities in 2015 as compared to 2014 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2015 compared to 2014 was primarily attributable to timing of shipments and payments made by customers. Days-sales-outstanding (“DSO”) increased to 76 days at October 3, 2015 from 73 days at September 27, 2014.

•	The change in inventory in both 2015 and 2014 is primarily attributable to the additional inventory ramp up for new products launched during the second half of this year.

•	The 2015 and 2014 change in accounts payable and other current liabilities was a result of timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances in both 2015 and 2014 was a result of the higher installed base of customers renewing annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during 2014.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $295 million and $322 million in 2015 and 2014, respectively. Additions to fixed assets and capitalized software were $72 million and $70 million year-to-date in 2015 and 2014, respectively. During 2015 and 2014, the Company purchased $1,467 million and $1,731 million of investments year-to-date, while $1,249 million and $1,505 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $9 million and $24 million year-to-date in 2015 and 2014, respectively. In 2015, the Company received $5 million cash from the sale of a building in the U.K.

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

Year-to-date, the Company’s total debt borrowings increased by $165 million and $107 million in 2015 and 2014, respectively. As of October 3, 2015, the Company had a total of $1,630 million in outstanding debt, which consisted of $500 million in outstanding senior unsecured notes, $300 million borrowed under the term loan facility under the 2015 Credit Agreement and $830 million borrowed under revolving credit facility under the 2015 Credit Agreement. At October 3, 2015, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $705 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of October 3, 2015, the Company had a total amount available to borrow under the 2015 Credit Agreement of $468 million after outstanding letters of credit.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During the first nine months of 2015 and 2014, the Company repurchased 2.0 million and 2.4 million shares of the Company’s outstanding common stock at a cost of $249 million and $255 million, respectively, under the May 2012 and May 2014 authorizations. As of October 3, 2015, the Company had a total of $520 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million and $7 million of common stock related to the vesting of restricted stock units during 2015 and 2014, respectively.

The Company received $29 million and $43 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2015 and 2014, respectively.

The Company had cash, cash equivalents and investments of $2,311 million as of October 3, 2015. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,275 million held by foreign subsidiaries at October 3, 2015. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015. The Company reviewed its contractual obligations and commercial commitments as of October 3, 2015 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the amended credit agreement as described in Note 6, “Debt.”

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the nine months ended October 3, 2015, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2015, the Company expects to contribute a total of approximately $6 million to $11 million to the Company’s defined benefit plans.

The Company has not paid any dividends and has no plans, at this time, to pay any dividends in the future.

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation, business combinations and asset acquisitions, valuation of contingent consideration and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended October 3, 2015. The Company did not make any changes in those policies during the nine months ended October 3, 2015.

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

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	The risks inherent in the transition of chief executive officer, as the Company’s new chief executive officer joined the Company in September 2015 upon the retirement of the former chief executive officer.

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; and ability to obtain alternative sources for components and modules; and the possibility that future sales of new products, which trigger contingent purchase payments, may exceed our expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income in jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

There have been no material changes in the Company’s market risk during the nine months ended October 3, 2015. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2015 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended October 3, 2015 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. The Company reviewed its risk factors as of October 3, 2015 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock by the Issuer

The following table provides information about purchases by the Company during the three months ended October 3, 2015 of common stock registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 5 to August 1, 2015	—	$—	—	$603,611
August 2 to August 29, 2015	470	$128.45	470	$543,268
August 30 to October 3, 2015	195	$121.97	195	$519,503

Total	665	$126.55	665	$519,503

(1)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.1	President and Chief Executive Employment Agreement.(1)

10.2	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell. (1)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

(1)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 7, 2015 (File No. 000114010).
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Corporate Vice President and
Chief Financial Officer

Date: November 6, 2015