Form 10-K
period 2015-12-31
WATERS CORP /DE/
filed 2016-02-26
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 4, 2015: $10,641,836,000.

Indicate the number of shares outstanding of the registrant’s common stock as of February 19, 2016: 81,253,669

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

The Company’s products are used by life science (including pharmaceutical), biochemical, industrial, nutritional safety, environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications. The Company’s LC and LC-MS instruments are utilized in this broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. These instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products, as well as for life science research.

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

The most significant end-use markets for HPLC are those served by life science industries (including pharmaceuticals). In these markets, HPLC is used extensively to understand diseases, identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations, the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. HPLC is also used by universities, research institutions and governmental agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their foreign counterparts that mandate testing requiring HPLC instrumentation.

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC®, to accommodate the increased pressure and narrow chromatographic bands that are generated by these small particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses performed by HPLC. In addition, in using ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2012, the Company introduced UltraPerformance Convergence ChromatographyTM (“UPC2®”) with the release of the ACQUITY® UPC2® system. This new technology marries the unrealized potential of supercritical fluid chromatography (“SFC”) with the proven UPLC technology, using carbon dioxide as the primary mobile phase. By varying mobile phase strength, pressure, temperature and stationary phase with UPC2, a user can separate, detect and quantify structural analogs, isomers, enantiomeric and diasteriomeric mixtures – all compounds or samples that challenge today’s laboratories. In 2013, the Company introduced the ACQUITY® Advanced Polymer Chromatography® (“APCTM”) system. This system delivers improved polymer peak resolution, particularly for low molecular weight polymers and oligomers, up to 20 times faster than traditional gel permeation chromatography. In 2013, the Company introduced the ACQUITY® QDa® Detector, a compact and easy to operate single quadrupole mass spectrometric module that further supports the broader usage of mass detectors in a form similar to that of the broadly used optical detectors that are routinely used for LC applications. The control and data output of the QDa is compatible with Waters’ most commonly used instrument configurations and the QDa is uniquely positioned to offer mass detection to the large and well established markets for HPLC and UPLC systems. In 2014, the Company introduced the ACQUITY UPLC® M-Class instrument system. This system delivers the sensitivity to quantify and identify vanishingly small concentrations of key molecules, particularly when used with mass spectrometric detection. The innovations incorporated into the ACQUITY UPLC M-Class system are led by its internal low-volume design and newly redesigned fluidics that minimize dispersive and adsorptive losses during a chromatographic separation. In 2015, the Company introduced the ACQUITY® Arc System and its enabling Arc Multi-flow pathTM technology, which bridges the gap between HPLC and UPLC by emulating a variety of HPLC systems without altering the method’s gradient table and enabling improved chromatographic performance of methods by leveraging 2.5-2.7 micron particle column technologies.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that processes silica, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2013, the Company introduced the CORTECS® family of 1.6 micron solid-core silica-based UPLC columns to further extend the application range and performance of its UPLC offerings. In 2014, the Company expanded its CORTECS family with a new line of 2.7 micron silica-based, solid-core particle columns for usage on UPLC, as well as HPLC systems. In addition, the Company introduced size exclusion chromatography columns for the characterization of proteins and ACQUITY UPC2 columns for chiral and achiral separations. In 2015, the Company introduced the Oasis® PRiME HLB cartridges, which process samples up to 40% faster and deliver samples that are up to 70% cleaner with fewer LC-MS matrix effects than samples prepared using other extraction techniques. In addition, the ACQUITY UPLC® Glycoprotein BEH Amide columns were introduced in 2015 to help biopharmaceutical companies to better understand where glycan groups (bonded sugars) are located within the therapeutic proteins they are developing and manufacturing.

The Company’s chemistry consumable products also include environmental and nutritional safety testing products. Environmental laboratories use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. For example, the Company provides tests to identify and quantify mycotoxins (fungal biological contaminants) in various agricultural commodities. These test kits provide reliable, quantitative detection of particular mycotoxins through the choice of fluorimetry, HPLC or LC-MS. In 2014, the Company introduced the Afla-V® AQUA test strips for detecting aflatoxins in grain and received USDA-GIPSA certification for its Afla-V® lateral flow strip tests for the quantitative analysis of total aflatoxins in corn.

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

Currently, the Company offers a wide range of MS instrument systems utilizing various combinations of quadrupole, Tof and ion mobility designs. These instrument systems are used in drug discovery and development, as well as for environmental, clinical and nutritional safety testing. The majority of mass spectrometers sold by the Company are designed to utilize an LC system and a liquid compatible interface (such as an electrospray ionization source) as the sample introduction device. These products supply a diverse market with a strong emphasis on the life science, pharmaceutical, biomedical, clinical, food and beverage and environmental market segments worldwide.

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevo® TQ and Xevo® TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-TofTM”) instruments, such as the Company’s SYNAPT® G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2013, the Company introduced the SYNAPT® G2-Si, which combines the unique power of travelling wave (“T-WaveTM”) ion mobility separations with new data acquisition and informatics technologies, and collision cross-section measurements. In 2014, the Company introduced the ionKey/MSTM system, Xevo® G2-XS and Xevo® TQ-S micro. The ionKey/MS system physically integrates a UPLC separation into the mass spectrometer, producing a significant improvement in sensitivity with reduced solvent and sample sizes. The Xevo G2-XS mass spectrometer combines the new XS Collision Cell with the signature technologies of Tof-MRM, StepWaveTM and QuanTofTM. The Xevo TQ-S micro is a more compact, research-grade instrument designed to acquire sensitive, robust and dependable data at accelerated rates of acquisition. In 2015, the Company introduced the GlycoWorksTM RapiFluor-MSTM N-Glycan Kit, which enables fast de-glycosylation and labeling, reduces sample preparation time and allows mass detection for characterization and development with enhanced sensitivity. In addition, the Company introduced the VionTM IMS Q-Tof Mass Spectrometer, which is a bench-top tandem mass spectrometer featuring ion mobility and Rapid Evaporative Ionization Mass Spectrometry (“REIMSTM”) Research System with iKnifeTM sampling to combine direct-from-sample ionization with high performance time-of-flight mass spectrometry.

In July 2014, the Company acquired the net assets of Medimass Research, Development and Service Kft. (“Medimass”), a developer of mass spectrometry-related technologies with the potential to be used for a variety of applications, for $23 million in cash. In addition, the Company potentially has to pay additional contingent consideration, which had an estimated fair value of $3 million as of the closing date. The net assets acquired consist primarily of the REIMS technology, including patent applications, software, databases and REIMS expertise. REIMS is an ambient pressure surface ionization technique that, when used with mass spectrometry, can characterize the molecular topography of complex surfaces, such as cellular membranes.

In November 2015, the Company acquired all of the outstanding stock of MPE Orbur Group Limited and its sole operating subsidiary, Midland Precision Equipment Company, Ltd. (“MPE”), a manufacturer of MS instrumentation components, for $12 million, net of cash acquired. MPE is a highly skilled manufacturer and former Waters supplier that produces critical components that support the Company’s MS instrument systems.

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

The Company has been a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments. The Company’s newest software platform, UNIFI®, is a scientific information system that is the culmination of a multi-year effort to substantially bring all of Waters’ preexisting, distinct software systems under one operating system. UNIFI joins Waters’ suite of informatics products – Empower® Chromatography Data Software, MassLynx® Mass Spectrometry Software and NuGenesis® Scientific Data Management System, each of which is used to support innovations within world-leading institutions. UNIFI is the industry’s first comprehensive software that seamlessly integrates UPLC chromatography, mass spectrometry and informatics data workflows. In 2014, the Company introduced three new UNIFI-based instrument systems and now offers a total of eight UNIFI-based solutions. In 2015, the Company’s introduction of the Vion IMS Q-Tof Mass Spectrometer marks the first Waters mass spectrometer to be fully supported on UNIFI.

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

Thermal analysis, rheometry and calorimetry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered through the Waters Division, a range of instrument configurations is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications. For example, the Q-SeriesTM family of differential scanning calorimeters has included a range of instruments, from basic dedicated analyzers to more expensive systems that can accommodate robotic sample handlers and a variety of sample cells and temperature control features for analyzing a broad range of materials. In 2011, TA introduced the Discovery DSC, Discovery TGA and Discovery Hybrid Rheometer, which provide leading measurement performance in the fields of differential scanning calorimetry and rheometry. In 2015, TA introduced the TAM IV and TAM IV-48, which extend the operating temperature range (4°C to 150°C) with long-term temperature stability for measuring processes. In 2015, TA also introduced the Affinity ITC and ITC Auto, which are designed for the most challenging life science laboratory environments that require high sensitivity, high productivity and the most advanced isothermal titration calorimetry.

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

In December 2013, the Company acquired the net assets of LaserComp Inc. (“LaserComp”), a manufacturer of thermal conductivity measurement instruments, for $12 million in cash. LaserComp’s FOX line of durable thermal conductivity test instruments is used by many of the world’s leading thermal insulation manufacturers.

In January 2014, the Company acquired ULSP B.V. (“ULSP”), a manufacturer of instrumentation components that enable ultra low temperature generation, for $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications, and these products are important accessories for many TA core instrument offerings. In 2014, TA introduced the new Air Chiller System, ACS-3, which is equipped with a three-stage cascading compressor design, enabling testing to temperatures as low as -100°C, a capability that the Company believes competing systems do not possess.

In May 2015, the Company acquired the net assets of the ElectroForce® business of the Bose Corporation (“ElectroForce”), a manufacturer of testing systems, for $9 million in cash. ElectroForce’s core business is the manufacturing of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. The ElectroForce test instruments are based on unique motor designs that are quiet, energy-efficient, scalable and deliver precise performance over a wide range of force and frequency.

TA Division Service

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

Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of governmental, academic and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (CROs) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2015, 54% of the Company’s sales were to pharmaceutical accounts, 32% to other industrial accounts and 14% to governmental agencies and academic institutions.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2015, 2014 and 2013, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the technologies offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 94 sales offices throughout the world as of December 31, 2015 and approximately 3,400, 3,100 and 3,000 field representatives in 2015, 2014 and 2013, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house and field-based technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing and Distribution

The Company provides high product quality by overseeing each stage of the production of its instruments, columns and chemical reagents.

The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains quality management and environmental management systems in accordance with the requirements of ISO 9001:2008, ISO 13485:2003 and ISO 14001:2004, and adheres to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that meet the

Company’s quality requirements. In addition, the Company outsources the manufacturing of certain LC instrument systems and components to well-established contract manufacturing firms in Singapore. The Company’s Singapore entity manages all Asian outsourced manufacturing as well as the distribution of all products from Asia. The Company continues to pursue outsourcing opportunities as they may arise but believes it maintains adequate supply chain and manufacturing capabilities in the event of disruption or natural disasters.

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

The Company manufactures and distributes its MS products at its facilities in Wilmslow, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured at its facility in Solihull, England and by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities, where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2008 and ISO 13485:2003.

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Wakefield, Massachusetts, Eden Prairie, Minnesota, Lindon, Utah, Huellhorst, Germany, Wetzlar, Germany, Modena, Italy and Ede, Netherlands facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2008 standards.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2014, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2015 supply chain, and the Company plans to file its 2015 Form SD with the SEC in May 2016. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2015, 2014 and 2013 were $119 million, $108 million and $101 million, respectively. In addition, in 2015 and 2014, the Company incurred charges of $4 million and $15 million, respectively, for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $12 million if certain milestones are achieved, as well as royalties on future net sales.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2015, 2014 and 2013, there were 955, 875 and 824 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 6,600, 6,200 and 6,000 employees at December 31, 2015, 2014 and 2013, respectively, with approximately 42% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

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

The market for consumable LC products, including separation columns, is highly competitive and generally more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column sorbents and small specialized companies that primarily pack purchased sorbents into columns and subsequently package and distribute columns. The Company believes that it is one of the few suppliers that processes silica, packs columns and distributes its own products. The Company competes in this market on the basis of performance, reproducibility, reputation and, to a lesser extent, price. In recent years, the Company’s principal competitors for consumable products have included: Phenomenex, Inc., Sigma-Aldrich Corporation, Agilent Technologies, Inc., General Electric Company, Thermo Fisher Scientific Inc. and Merck and Co., Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instruments.

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

Environmental Matters and Climate Change

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations and has operated its business in the past in substantial compliance with applicable environmental laws. From time to time, Company operations have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws. In late 2015, the Company received notification from the EPA informing the Company of an assessment of a $0.4 million fine for EPA violations at its Taunton, Massachusetts facility. The Company has appealed the fine and is currently working with the EPA to implement a remediation plan to correct the underlying issues. The Company believes that the fine and future capital expenditures needed to remediate the issues, which are currently estimated to be less than $2 million, are not material to the Company.

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

products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.

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

Approximately 68% and 70% of the Company’s net sales in 2015 and 2014, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom, as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political, regulatory and economic environment, in particular, the financial difficulties and debt burden experienced by a number of European countries; the instability and potential impact of war or terrorism; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

Additionally, the U.S. dollar value of the Company’s net sales, cost of sales, operating expenses, interest, taxes and net income varies with foreign currency exchange rate fluctuations. Significant increases or decreases in the value of the U.S. dollar relative to certain foreign currencies, particularly the Euro, Japanese yen and British pound, could have a material adverse effect or benefit on the Company’s results of operations or financial condition. In 2015, the U.S. dollar strengthened against most of the major currencies throughout the world and significantly affected the Company’s financial performance. The continuing strength of the U.S. dollar could continue to have a significant negative impact on the Company’s financial performance in the near future.

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

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 54% and 53% of the Company’s net sales in 2015 and 2014, respectively, were to the worldwide pharmaceutical and biotechnology industries, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company had $1,668 million in debt and $2,399 million in cash, cash equivalents and investments as of December 31, 2015. As of December 31, 2015, the Company also had the ability to borrow an additional $428 million from its existing, committed credit facility. All but a small portion of the Company’s debt is in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential U.S. acquisitions and continue authorized stock repurchase programs in the U.S. A majority of the Company’s cash is generated from foreign operations, with $2,346 million of the Company’s cash held by foreign subsidiaries, and may be subject to material tax effects on distribution to U.S. legal entities. The Company’s financial condition and results of operations could be adversely impacted if the Company is unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through (1) cash from U.S. operations, (2) efficient, cost-effective and timely distribution of cash from non-U.S. subsidiaries, (3) the Company’s ability to access its existing cash and revolving credit facility, (4) the ability to expand the Company’s borrowing capacity and (5) other sources of capital obtained at an acceptable cost.

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

The Company manufactures LC instruments at facilities in Milford, Massachusetts and through a subcontractor in Singapore; chemistry separation columns at its facilities in Taunton, Massachusetts and Wexford, Ireland; MS products at its facilities in Wilmslow, England, Solihull, England and Wexford, Ireland; thermal analysis and rheometry products at its facilities in New Castle, Delaware and other instruments and consumables at various other locations as a result of the Company’s acquisitions. Any prolonged disruption to the operations at any of these facilities, whether due to labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s results of operations or financial condition.

The loss of key members of management and the risks inherent in succession planning could adversely affect the Company’s results of operations or financial condition.

The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees, with the exception of the President and Chief Executive Officer, have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. If, for any reason, other such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

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

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2014, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2015 supply chain, and the Company plans to file its 2015 Form SD with the SEC in May 2016. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

The effects of climate change could harm the Company’s business.

The Company’s manufacturing processes for certain of its products involve the use of chemicals and other substances that are regulated under various international, federal, state and local laws governing the environment. In the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities with respect to the use and/or levels of possible emissions from such chemicals and/or other substances, the Company may be required to make certain changes and adaptations to its manufacturing processes. Any such changes could have a material adverse effect on the financial results of the Company.

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

Waters operates 21 United States facilities and 80 international facilities, including field offices. In early 2014, the Company completed the construction of its new facility in Wilmslow, England, which consolidates MS research, manufacturing and distribution. The Company believes that this new building and its other existing facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Milford, MA	M, R, S, D, A	Owned
Taunton, MA	M, R	Owned
Wakefield, MA	M, R, S, D, A	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Pittsburgh, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
New Castle, England	R, S, D, A	Leased
Solihull, England	M	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Wetzlar, Germany	R, S, D, A	Leased
Budapest, Hungary	R	Leased
Wexford, Ireland	M, R, D, A	Owned
Modena, Italy	M, R, S, D, A	Leased
Ede, Netherlands	M, R, S, D, A	Leased
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 11 field offices in the United States and 66 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International
Irvine, CA	Australia	India	Portugal
Pleasanton, CA	Austria	Ireland	Poland
Wood Dale, IL	Belgium	Israel	Puerto Rico
Columbia, MD	Brazil	Italy	Spain
Beverly, MA	Canada	Japan	Sweden
Ann Arbor, MI	Czech Republic	Korea	Switzerland
Durham, NC	Denmark	Malaysia	Taiwan
Morrisville, NC	Finland	Mexico	United Kingdom
Parsippany, NJ	France	Netherlands
Plymouth Meeting, PA	Germany	Norway
Bellaire, TX	Hungary	People’s Republic of China

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3:	Legal Proceedings

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations. In 2015, the Company recorded $4 million of litigation settlement provisions and related costs associated with multiple litigation matters.

In late 2015, the Company received notification from the EPA informing the Company of an assessment of a $0.4 million fine for EPA violations at its Taunton, Massachusetts facility. The Company has appealed the fine and is currently working with the EPA to implement a remediation plan to correct the underlying issues. The Company believes that the fine and the future capital expenditures needed to remediate the issues, which are currently estimated to be less than $2 million, are not material to the Company.

Item 4:	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Christopher J. O’Connell, 49, has served as a Director of the Company since September 2015, when he assumed the position of President and Chief Executive Officer of the Company. Mr. O’Connell served as Executive Vice President and President of Restorative Therapies Group of Medtronic plc from August 2009 to August 2015. From 1994 to August 2009, Mr. O’Connell served in the following positions at Medtronic plc: Senior Vice President and President of Medtronic Diabetes, President of Medtronic Physio-Control, Vice President of Sales and Marketing for the Cardiac Rhythm Management business, Vice President/General Manager of the Patient Management Business, Vice President of Corporate Strategy, Director of Investor Relations and Corporate Development Associate.

Mark T. Beaudouin, 61, was appointed Senior Vice President, General Counsel and Secretary in February 2016 and was Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

Eugene G. Cassis, 59, was appointed Senior Vice President and Chief Financial Officer in February 2016 and was Chief Financial Officer since February 2014. Previously, he served as Corporate Vice President of Worldwide Business Development and Investor Relations. Mr. Cassis joined the Company in 1980 and has held several senior positions with Waters, including President of Nihon Waters K.K., Tokyo, Japan and Liquid Chromatography—Mass Spectrometry (LC-MS) Business Unit Manager.

Dr. Michael C. Harrington, 55, was appointed Senior Vice President, Global Markets in February 2016. Dr. Harrington joined Waters in 1987 and has held several senior positions with Waters, including Vice President, Europe and Asia Pacific Operations, Senior Director of US Sales Operations, Director of US Chemistry Sales and General Manager of Phase Separations. Prior to joining Waters, Dr. Harrington held senior sales positions at Celsis, Inc.

Terrance P. Kelly, 53, was appointed Senior Vice President and President, TA Instruments in February 2016. Mr. Kelly has served as President, TA instruments since February 2005. Mr. Kelly started his career in finance and accounting at ICI in 1985. He joined DuPont in 1988. He held various sales and marketing positions with DuPont, and later TA Instruments. Mr. Kelly joined Waters in 1996, when TA Instruments was acquired.

Dr. Rohit Khanna, 58, was appointed Senior Vice President, Applied Technology in February 2016. Dr. Khanna previously served as Vice President, Worldwide Marketing and Informatics since 2002 and also held several senior positions with Waters, including Vice-President, Customer Assurance and Vice President, Data Products. Dr. Khanna joined Waters in 1986 when Dynamic Solutions, a company co-founded and managed by Dr. Khanna, was acquired.

Ian S. King, 59, was appointed Senior Vice President, Instrument Technology in February 2016. Mr. King joined Waters in 1982 and previously served as Vice President, Separations Technologies and Vice President and General Manger of Consumable Division, as well as a variety of scientific and management positions in Waters’ international subsidiaries. Prior to joining Waters, Mr. King worked at Edinburgh University as a research scientist.

Elizabeth B. Rae, 58, was appointed Senior Vice President, Global Human Resources in February 2016 and was Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. Ms. Rae joined Waters in January 1996 as Director of Worldwide Compensation. Prior to joining Waters, she held senior human resources positions in retail, healthcare and financial services companies.

David A. Terricciano, 60, was appointed Senior Vice President, Global Operations in February 2016. Mr. Terricciano previously served as Vice President of Global Operations since August 2001. Prior to joining Waters, he worked as Vice President and General Manager of Operations for Perkin-Elmer Instruments. Previously, he held a variety of executive positions at Goodrich Aerospace, Honeywell Aerospace and Textron Corporation.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Exchange Act, and is listed on the New York Stock Exchange under the symbol WAT. As of February 19, 2016, the Company had 104 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not plan to pay dividends in the immediate future. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2015, 2014 or 2013.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2010 (the last day of public trading of the Company’s common stock in fiscal year 2010) through December 31, 2015 (the last day of public trading of the common stock in fiscal year 2015) in the Company’s common stock, the NYSE Market Index and the SIC Code 3826 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2010

AMONG WATERS CORPORATION, NYSE MARKET INDEX AND SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS

	2010	2011	2012	2013	2014	2015
WATERS CORPORATION	$100.00	$95.29	$112.11	$128.68	$145.05	$173.18
NYSE MARKET INDEX	$100.00	$96.16	$111.53	$140.85	$150.35	$144.21
SIC CODE INDEX	$100.00	$82.66	$106.98	$154.37	$192.72	$207.13

Market for Registrant’s Common Equity

The quarterly range of high and low close prices for the Company’s common stock as reported by the New York Stock Exchange is as follows:

	Price Range
For the Quarter Ended	High	Low
March 29, 2014	$114.94	$98.04
June 28, 2014	$114.29	$98.54
September 27, 2014	$107.16	$99.25
December 31, 2014	$116.98	$95.08
April 4, 2015	$124.94	$112.53
July 4, 2015	$136.50	$122.00
October 3, 2015	$135.14	$115.23
December 31, 2015	$136.17	$117.38

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2015 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2) (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
October 4 to October 31, 2015	—	$—	—	$519,503
November 1 to November 28, 2015	320	$131.68	320	$477,372
November 29 to December 31, 2015	287	$130.52	275	$441,435

Total	607	$131.13	595	$441,435

(1)	The Company repurchased $7 million of common stock related to the vesting of restricted stock units during 2015.
(2)	The Company purchased an aggregate of 0.2 million shares of its outstanding common stock in 2015 in open market transactions pursuant to a repurchase program that was announced in May 2012 (the “2012 Program”). The 2012 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a two-year period and, in May 2014, the Board of Directors authorized the extension of that program through May 2015.
(3)	The Company purchased an aggregate of 2.4 million shares of its outstanding common stock in 2015 in open market transactions pursuant to a repurchase program that was announced in May 2014 (the “2014 Program”). The 2014 Program authorized the repurchase of up to $750 million of common stock in open market transactions over a three-year period.

Item 6: Selected	Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from audited financial statements for the years 2015, 2014, 2013, 2012 and 2011. The Company’s financial statements as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 are included in Item 8, Financial Statements and Supplementary Data, in Part II of this Form 10-K.

In thousands, except per share and employees data	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Net sales	$2,042,332	$1,989,344	$1,904,218	$1,843,641	$1,851,184
Income from operations before income taxes	$541,919	$490,740	$490,105	$487,625	$509,252
Net income	$469,053	$431,620	$450,003	$461,443	$432,968
Net income per basic common share	$5.70	$5.12	$5.27	$5.25	$4.77
Weighted-average number of basic common shares	82,336	84,358	85,426	87,841	90,833
Net income per diluted common share	$5.65	$5.07	$5.20	$5.19	$4.69
Weighted-average number of diluted common shares and equivalents	83,087	85,151	86,546	88,979	92,325
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and investments	$2,399,263	$2,055,388	$1,803,670	$1,539,025	$1,281,351
Working capital, including current maturities of debt*	$2,649,457	$2,236,558	$2,038,100	$1,701,784	$1,284,372
Total assets*	$4,268,677	$3,874,690	$3,580,106	$3,181,597	$2,733,633
Long-term debt*	$1,493,027	$1,237,463	$1,188,162	$1,042,559	$696,956
Stockholders’ equity	$2,058,851	$1,894,666	$1,763,173	$1,467,357	$1,226,578
Employees	6,594	6,161	5,965	5,860	5,672

*	In 2015, the Company adopted new accounting guidance related to the presentation of debt issuance costs and deferred income taxes, both standards have been applied above retrospectively. Certain debt issuance costs have been reclassified from intangible assets and are presented as a direct deduction from the carrying value of the associated debt. Current deferred tax assets and liabilities have been reclassified as non-current deferred tax assets and liabilities.

Item 7: Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: Waters Division and TA Division (“TA®”). The Waters Division’s products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by life science (including pharmaceutical), biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results are as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,			% change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Product sales	$1,385,256	$1,346,729	$1,312,503	3%	3%
Service sales	657,076	642,615	591,715	2%	9%

Total net sales	2,042,332	1,989,344	1,904,218	3%	4%
Total cost of sales	842,672	824,913	783,456	2%	5%

Gross profit	1,199,660	1,164,431	1,120,762	3%	4%
Gross profit as a % of sales	58.7%	58.5%	58.9%

Selling and administrative expenses	495,747	512,707	492,965	(3%)	4%
Research and development expenses	118,545	107,726	100,536	10%	7%
Acquired in-process research and development	3,855	15,456	—	(75%)	—
Purchased intangibles amortization	10,123	10,634	9,918	(5%)	7%
Litigation provisions	3,939	—	—	—	—

Operating income	567,451	517,908	517,343	10%	—
Operating income as a % of sales	27.8%	26.0%	27.2%

Other expense	—	—	(1,575)	—	(100%)

Interest expense, net	(25,532)	(27,168)	(25,663)	(6%)	6%

Income from operations before income taxes	541,919	490,740	490,105	10%	—
Provision for income taxes	72,866	59,120	40,102	23%	47%

Net income	$469,053	$431,620	$450,003	9%	(4%)

Net income per diluted common share	$5.65	$5.07	$5.20	11%	(3%)

In 2015, the Company’s sales increased 3% as compared to 2014, with foreign currency translation reducing sales growth by 6%. In 2015, the Company experienced strong demand for products and services from life science, industrial chemical, nutritional safety and environmental customers. This strength in demand was driven by double-digit sales growth in the U.S., China and India, while sales in Europe, Japan and the rest of the world declined due to the effect of the strengthening of the U.S. dollar against substantially all currencies throughout the world. Sales in Europe declined 8%, where foreign currency translation reduced sales growth by 14%, Japan sales decreased 11%, where foreign currency translation decreased sales by 12%, and sales in the rest of the world declined by 8%, with foreign currency translation decreasing sales by 5%.

Instrument system sales increased 3% in both 2015 and 2014 due to higher demand for LC and LC-MS instrument systems. The 2015 instrument systems sales growth was driven by demand for HPLC, UPLC and QDa® instrument systems, as well as the newly introduced ACQUITY® ARC instrument system. Recurring revenues (combined sales of chemistry consumables and services) increased 2% and 7% in 2015 and 2014, respectively, as a result of a larger installed base of customers and higher billing demand for service sales. The effect of foreign currency translation negatively impacted sales by 6% and 2% across all products and services in 2015 and 2014, respectively. Based on current foreign exchange rates, the Company expects that foreign currency translation may negatively affect sales growth in 2016. Acquisitions had a minimal impact on sales growth in both 2015 and 2014.

The Company’s sales growth rates by customer end-market were negatively impacted by foreign currency translation as discussed above. Despite the negative effects of foreign currency translation, the Company’s customer end-market sales were able to grow as follows:

•

Sales to life science customers grew 4% and 8% in 2015 and 2014, respectively. Sales growth in 2015 was driven by double-digit growth in the U.S., China and India and sales growth in 2014 was positive in all regions, except Japan.

•

Combined sales to industrial chemical, nutritional safety and environmental customers increased 4% in 2015 and decreased 1% in 2014. The increase in 2015 was driven by double-digit growth in the U.S., China and India, while the decline in 2014 is primarily due to weaker industrial chemical customer demand for both Waters Division and TA Division instrument systems.

•

Combined global sales to governmental and academic customers decreased 5% in 2015 and increased 4% in 2014. In 2015, combined sales to governmental and academic customers grew in the U.S. and China but declined in all other regions.

Operating income was $567 million in 2015, an increase of 10% as compared to 2014. This increase was primarily a result of the effect of higher sales volume achieved in 2015 being partly offset by a $56 million reduction in operating income from the adverse effects of foreign currency translation. Operating income was flat in 2014 as compared to 2013 as the increase in sales volume was offset by the negative effects of foreign currency translation, which decreased 2014 operating profit by approximately $22 million. In addition, operating income was impacted by the following items:

•

Acquired in-process research and development charges of $4 million and $15 million in 2015 and 2014, respectively, related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized.

•	Litigation settlement provisions of $4 million in 2015.

•

Severance-related costs included in selling and administrative expenses of $3 million and $6 million incurred in 2015 and 2014, respectively, in connection with reductions in workforce, primarily in Europe in 2015 and primarily in the U.S. in 2014.

•

An impairment charge included in selling and administrative expenses of $5 million in 2014 related to a write-down in the fair value of a building held for sale in the U.K., which was offset slightly by a $2 million award received in 2014 from an arbitration settlement.

Net income per diluted share was primarily affected by the following factors in 2015, 2014 and 2013:

•	Foreign currency translation decreased net income per diluted share by $0.59 in 2015, $0.23 in 2014 and $0.27 in 2013.

•	Acquired in-process research and development charges in 2015 and 2014 decreased net income per diluted share by $0.04 and $0.14, respectively.

•	Litigation settlement provisions in 2015 reduced net income per diluted share by $0.03.

•	Severance-related costs in 2015 and 2014 reduced net income per diluted share by $0.03 and $0.04, respectively.

•	An impairment charge in 2014 related to a building held for sale in the U.K. reduced net income per diluted share by $0.04.

•

In 2013, the Company recorded a $31 million net tax benefit related to the completion of tax audit examinations. In addition, a $3 million benefit related to the research and development tax credit (“R&D Tax Credit”) for the 2012 tax year was recorded in the first quarter of 2013. These tax benefits added $0.39 per diluted share in 2013.

•

The effect of lower weighted-average shares outstanding resulting from the Company’s share repurchase program, offset by the incremental net interest expense on borrowings to repurchase those shares, increased net income per diluted share $0.16, $0.07 and $0.11 in 2015, 2014 and 2013, respectively. The Company plans to continue its share repurchase program in 2016.

Net cash provided by operating activities was $560 million, $512 million and $485 million in 2015, 2014 and 2013, respectively. The $48 million increase in operating cash flow in 2015 when compared to 2014 was primarily a result of the increase in net income, as well as the timing of cash receipts from customers and the timing of payments to vendors. The $27 million increase in operating cash flow in 2014 when compared to 2013 was primarily a result of the timing of cash receipts from customers and the timing of payments to vendors.

Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $100 million, $91 million and $118 million in 2015, 2014 and 2013, respectively. Capital expenditures in 2013 included multi-year construction projects to accommodate future growth. The construction of the new $83 million research, manufacturing and distribution facility in Wilmslow, England was completed in early 2014. During 2015 and 2014, the Company made payments of $3 million and $15 million, respectively, to acquire and license intellectual property.

In November 2015, the Company acquired all of the outstanding stock of MPE Orbur Group Limited and its sole operating subsidiary, Midland Precision Equipment Company, Ltd. (“MPE”), a manufacturer of MS instrumentation components, for $12 million, net of cash acquired. MPE is a highly skilled manufacturer and former Waters supplier that produces critical components that support the Company’s MS instrument systems. In the fourth quarter of 2015, the Company acquired certain assets of its Malaysian sales and service distributor for $2 million in cash. In May 2015, the Company acquired the net assets of the ElectroForce® business of the Bose Corporation (“ElectroForce”), for $9 million in cash. ElectroForce is a manufacturer of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. These acquisitions are not expected to have a significant impact on the Company’s sales and profits in 2016.

In July 2014, the Company acquired Medimass Research, Development and Service Kft. and ULSP B.V. for a total of $27 million, net of cash acquired. As a result of the Medimass acquisition, the Company expects to incur additional costs related to commercializing new mass spectrometry-related technologies in 2016 and beyond. In 2013, the Company acquired Scarabaeus Mess-und Prodktionstechnik GmbH, Nonlinear Dynamics Ltd., Expert Systems Solutions S.r.l. and LaserComp Inc. for a total of $41 million, net of cash acquired. The Company continues to evaluate the acquisition of businesses, product lines and technologies to augment the Waters and TA operating divisions.

In April 2015, the Company entered into an amendment to the credit agreement dated June 2013. The amended credit agreement provides for an increase of the revolving commitments from $1.1 billion to $1.3 billion and extends the maturity of the original credit agreement from June 25, 2018 until April 23, 2020. The Company plans to use future proceeds from the revolving facility for general corporate purposes. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2015, 2014 and 2013, the Company repurchased $327 million, $329 million and $295 million of the Company’s outstanding common stock, respectively, under the May 2014 authorization and other previously announced programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and debt levels, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits. In addition, the Company received $52 million, $74 million and $69 million of proceeds from stock plans in 2015, 2014 and 2013, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,			% change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net Sales:
United States	$656,361	$596,549	$557,734	10%	7%
Europe	555,886	607,080	573,786	(8%)	6%
Asia:
China	278,600	238,892	240,535	17%	(1%)
Japan	145,184	163,468	170,115	(11%)	(4%)
Asia Other	272,179	237,668	216,229	15%	10%

Total Asia	695,963	640,028	626,879	9%	2%
Other	134,122	145,687	145,819	(8%)	—

Total net sales	$2,042,332	$1,989,344	$1,904,218	3%	4%

In 2015, the U.S. sales growth was broad-based across all products and was driven by life science, industrial chemical, nutritional safety and environmental customers. Europe’s sales in 2015 were broad-based across all products and customer classes, but declined as a result of the negative effects of foreign currency. China achieved strong double-digit sales growth in all product and customer classes in 2015. Japan’s 2015 sales were negatively impacted by foreign currency translation, which decreased sales by 12%. The increase in sales in the rest of Asia in 2015 was driven by life science, industrial chemical, nutritional safety and environmental customers across all product classes. Sales in the rest of the world in 2015 increased to life science customers but declined across all other customer and product classes. The decline in sales in the rest of the world in 2015 was significantly attributable to a reduction in customer demand in Latin America caused by the strengthening of the U.S. dollar and the weak Brazilian economy.

In 2014, the U.S. sales growth was driven by an increase in LC and LC-MS instrument system sales and service sales to life science, governmental and academic customers. Europe’s sales in 2014 were driven by LC, LC-MS and TA instrument system sales and service sales across all customer classes. China’s sales decline in 2014 can be primarily attributed to lower research-focused, higher priced instrument sales to governmentally funded customers that experienced a tightening of government spending. Japan’s 2014 sales were negatively impacted by foreign currency translation, which decreased sales in 2014 by 8%. The increase in sales in the rest of Asia in 2014 was driven by an increase in LC and LC-MS instrument system sales and service sales to life science, governmental and academic customers, primarily in India. Sales in the rest of the world in 2014 were flat as increased service sales to life science, governmental and academic customers were offset by weakness in other areas.

Waters Division Net Sales

Net sales for the Waters Division’s products and services are as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,						% change
	2015	% of Total	2014	% of Total	2013	% of Total	2015 vs. 2014	2014 vs. 2013
Waters instrument systems	$895,626	50%	$871,048	49%	$840,608	50%	3%	4%
Chemistry	317,941	17%	312,890	18%	304,130	18%	2%	3%

Total Waters Division product sales	1,213,567	67%	1,183,938	67%	1,144,738	68%	3%	3%
Waters service	593,301	33%	579,759	33%	532,323	32%	2%	9%

Total Waters Division net sales	$1,806,868	100%	$1,763,697	100%	$1,677,061	100%	2%	5%

The increase in Waters instrument system sales (LC and MS technology-based) in both 2015 and 2014 is primarily attributable to higher sales of LC and LC-MS instrument system sales. The 2015 instrument systems sales growth was driven by demand for HPLC, UPLC and QDa® instrument systems, as well as the newly introduced ARC instrument system. Chemistry consumables sales increased in both 2015 and 2014 on the uptake in ACQUITY columns. Waters Division service sales increased in both 2015 and 2014 due to increased sales of service plans and higher service demand billings to a higher installed base of customers. The effect of foreign currency translation decreased Waters Division sales across all products and services by 7% and 1% in 2015 and 2014, respectively. The impact of the acquisitions of MPE in 2015 and Medimass in 2014 was not significant to the Waters Division sales in 2015.

In 2015, Waters Division sales increased 10% in the U.S. and 8% in Asia, while sales decreased 8% in Europe and the rest of the world. The increase in sales in the U.S. in 2015 was across all customer classes. Waters Division sales in China increased 16% in 2015, but decreased 11% in Japan due to the effects of foreign currency translation. Waters Division sales in the rest of Asia increased 14% and were driven by sales to life science, industrial chemical, nutritional safety and environmental customers.

In 2014, Waters Division sales increased 8% in the U.S., 5% in Europe, 4% in Asia and 1% in the rest of the world. The increase in sales in the U.S. in 2014 was primarily driven by sales to life science, governmental and academic customers. Waters Division sales in China increased 1% in 2014, but decreased 4% in Japan due to the effects of foreign currency translation. Waters Division sales in the rest of Asia increased 13% and were driven by sales to life science customers in India as well as governmental and academic customers.

TA Division Net Sales

Net sales for the TA Division’s products and services are as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,						% change
	2015	% of Total	2014	% of Total	2013	% of Total	2015 vs. 2014	2014 vs. 2013
TA instrument systems	$171,689	73%	$162,791	72%	$167,765	74%	5%	(3%)
TA service	63,775	27%	62,856	28%	59,392	26%	1%	6%

Total TA net sales	$235,464	100%	$225,647	100%	$227,157	100%	4%	(1%)

The increase in TA instrument system sales in 2015 was primarily attributable to TA’s thermal physical properties instruments. In addition, TA’s core thermal analysis instrument systems sales rebounded in 2015 after a decrease in 2014 in comparison to stronger sales in 2013. TA service sales increased in both 2015 and 2014 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales by 5% and 1% in 2015 and 2014, respectively. Recent acquisitions added approximately 3% to TA’s sales in both 2015 and 2014. In 2015, TA showed sales growth in the U.S. and Asia, excluding Japan, but sales declined in Europe, Japan and the rest of the world as a result of negative foreign currency translation. TA’s 2014 sales increased moderately in the U.S. and Europe but declined in most other regions.

Gross Profit

Gross profit increased 3% and 4% in 2015 and 2014, respectively. Both years benefited from increased sales volumes which were somewhat offset by negative foreign currency translation in 2014. Gross profit as a percentage of sales was 58.7%, 58.5% and 58.9% for 2015, 2014 and 2013, respectively.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation may negatively affect gross profit in 2016, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses decreased 3% in 2015 and increased 4% in 2014. Foreign currency translation reduced selling and administrative expenses by 7% in 2015. Selling and administrative expenses in 2015 and 2014 were impacted by headcount additions, higher merit compensation costs and included $3 million and $6 million, respectively, of severance-related costs in connection with a reduction in workforce. In 2014, the Company incurred a $5 million impairment charge related to a write-down in the fair value of a building held for sale in the U.K. This building was sold in 2015 for $5 million in cash. These expenses in 2014 were offset slightly by a $2 million award received in 2014 from an arbitration settlement. Selling and administrative expenses in 2013 were impacted by headcount additions and higher merit compensation, offset slightly by favorable foreign currency translation due to the weakness in the Japanese yen. As a percentage of net sales, selling and administrative expenses were 24.3%, 25.8% and 25.9% for 2015, 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses increased 10% and 7% in 2015 and 2014, respectively. Research and development expenses in both 2015 and 2014 were impacted by additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. In addition, research and development expenses in 2015 included a benefit from a $3 million government grant, as well as favorable effects of foreign currency translation. In 2014, the effect of foreign currency translation was unfavorable and increased expenses.

Acquired In-Process Research and Development

During 2015 and 2014, the Company incurred charges of $4 million and $15 million, respectively, for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $12 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and occur over multiple years.

Litigation Provision

The Company recorded $4 million of litigation settlement provisions and related costs in 2015.

Other Expense

The Company recorded a $2 million charge in 2013 for an other-than-temporary impairment to an investment.

Interest Expense, Net

The increases in net interest expense in 2015 and 2014 were primarily attributable to an increase in average borrowings.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20.25% and 0%, respectively, as of December 31, 2015. In 2015, the Company entered into a new agreement with Singapore tax authorities that extended a 0% contractual tax rate through March 2021. The contractual tax rate is dependent upon the achievement of certain contractual milestones, which the Company expects to meet. The current statutory tax rate in Singapore is 17%. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior years.

The Company’s effective tax rates were 13.4%, 12.0% and 8.2% in 2015, 2014 and 2013, respectively. The increase in the effective tax rate in 2015 as compared to 2014 can be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates. In addition, the income tax provision for 2015 included a $3 million tax benefit related to the completion of tax audit examinations.

The increase in the effective tax rate in 2014 as compared to 2013 can be attributed to the fact that the income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the R&D Tax Credit was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 6.9 percentage points in 2013. The remaining differences between the effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$469,053	$431,620	$450,003
Depreciation and amortization	89,987	94,231	79,695
Stock-based compensation	33,368	32,998	31,708
Deferred income taxes	6,581	1,583	169
Gain on sale of building/building impairment	(1,377)	4,718	—
In-process research and development and other non-cash charges	4,638	16,481	—
Change in accounts receivable	(49,888)	(29,435)	(35,233)
Change in inventories	(19,967)	(15,984)	(11,389)
Change in accounts payable and other current liabilities	27,451	(13,687)	(28,127)
Change in deferred revenue and customer advances	16,172	9,566	8,512
Other changes	(15,725)	(20,443)	(10,462)

Net cash provided by operating activities	560,293	511,648	484,876
Net cash used in investing activities	(399,739)	(402,030)	(464,729)
Net cash used in financing activities	(69,594)	(107,221)	(64,588)
Effect of exchange rate changes on cash and cash equivalents	(25,472)	(21,016)	4,202

Increase (decrease) in cash and cash equivalents	$65,488	$(18,619)	$(40,239)

Cash Flow from Operating Activities

Net cash provided by operating activities was $560 million, $512 million and $485 million in 2015, 2014 and 2013, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 71 days at December 31, 2015, 68 days at December 31, 2014 and 69 days at December 31, 2013.

•	The changes in inventory were primarily attributable to anticipated annual increases in sales volumes, as well as new product launches.

•

The changes in accounts payable and other current liabilities were a result of timing of payments to vendors. In addition, 2013 includes a $31 million decrease in accrued income taxes due to the resolution of ongoing tax audits.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•

Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, the Company made one-time contributions totaling $21 million to certain Non-U.S. pension plans during 2014.

Cash Used in Investing Activities

Net cash used in investing activities totaled $400 million, $402 million and $465 million in 2015, 2014 and 2013, respectively. Additions to fixed assets and capitalized software were $100 million, $91 million and $118 million in 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, the Company purchased $2.0 billion,

$2.2 billion and $3.0 billion of investments, respectively, while $1.7 billion, $1.9 billion and $2.7 billion of investments matured, respectively. Business acquisitions, net of cash acquired, were $23 million, $27 million and $41 million during 2015, 2014 and 2013, respectively. In 2015, the Company received $5 million cash from the sale of a building in the U.K. During 2015 and 2014, the Company made payments of $3 million and $15 million, respectively, to acquire and license intellectual property.

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

During 2015, 2014 and 2013, the Company’s net debt borrowings increased by $205 million, $142 million and $146 million, respectively. As of December 31, 2015, the Company had a total of $1,668 million in outstanding debt, which consisted of $500 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Amended Credit Agreement, $870 million borrowed under a revolving credit facility under the Amended Credit Agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $2 million of unamortized debt issuance costs. At December 31, 2015, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $745 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of December 31, 2015, the Company had a total amount available to borrow under the Amended Credit Agreement of $428 million after outstanding letters of credit. As of December 31, 2015, the Company was in compliance with all debt covenants.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2015, 2014 and 2013, the Company repurchased 2.6 million, 3.1 million and 3.1 million shares of the Company’s outstanding common stock at a cost of $327 million, $329 million and $295 million, respectively, under the May 2014 authorization and other previously announced programs. As of December 31, 2015, the Company repurchased an aggregate of 7.6 million shares at a cost of $750 million under the May 2012 repurchase program, which is now completed. The Company has a total of $441 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $7 million, $8 million and $6 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company received $52 million, $74 million and $69 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2015, 2014 and 2013, respectively.

The Company had cash, cash equivalents and investments of $2,399 million as of December 31, 2015. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,346 million held by foreign subsidiaries at December 31, 2015. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Year (1)
	Total	2016	2017	2018	2019	2020	2021	After 2021
Notes payable and debt	$175,309	$175,309	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	81,354	16,751	16,491	13,941	13,271	8,687	4,999	7,214
Long-term debt	1,495,000	—	—	100,000	—	1,145,000	150,000	100,000
Operating leases	67,159	21,173	15,437	9,135	6,292	5,187	3,367	6,568

Total	$1,818,822	$213,233	$31,928	$123,076	$19,563	$1,158,874	$158,366	$113,782

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.

The interest rates applicable to the Amended Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 to 12.5 basis points for alternate base rate loans and between 80 basis points and 117.5 basis points for adjusted LIBO rate loans. The facility fee on the Amended Credit Agreement ranges between 7.5 basis points and 20 basis points. The Amended Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the Amended Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2015, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2015 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2016	2017	2018	2019	2020	2021	After 2021
Letters of credit	$1,826	$1,826	$—	$—	$—	$—	$—	$—

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2016, the Company expects to contribute approximately $5 million to $10 million to the Company’s defined benefit plans.

The Company has contingent consideration for an earnout pertaining to the Medimass acquisition. The earnout payments are not included above since they are dependent upon many factors that cannot be predicted with any certainty. The estimated fair value of the contingent consideration as of December 31, 2015 is $4 million.

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2015 are immaterial. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $12 million, as well as royalties on future net sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table above.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2015 were to become recognizable in the future, the Company would record a total reduction of approximately $14 million in its income tax provision.

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

During the year ended December 31, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the year ended December 31, 2013, which reduced the provision for income taxes and increased net income for the year ended December 31, 2013 by $31 million.

During the year ended December 31, 2015, the Company concluded U.S. tax audit disputes that, in part, related to matters for which the Company had recorded net uncertain tax benefits. The resolution of these tax disputes resulted in a $2 million reduction in the measurement of its unrecognized tax benefits and a $2 million decrease in its provision for income taxes for the year ended December 31, 2015.

As of December 31, 2015, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

Revenue Recognition

Sales of products and services are generally recorded based on product shipment and performance of service, respectively. The Company’s deferred revenue on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. At December 31, 2015, the Company had current and long-term deferred revenue liabilities of $142 million and $29 million, respectively. Revenue is recognized when all of the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the vendor’s fee is fixed or determinable; collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria with contractual cash holdback are specified. Shipping and handling costs are included in cost of sales, net of amounts invoiced to the customer per the order.

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenue until a valid purchase order or master agreement is received, specifying fixed terms and prices. The Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company generally structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination-based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

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

Sales of standalone software are accounted for in accordance with the accounting standards for software revenue recognition. The Company’s software arrangements typically include software licenses and maintenance contracts. Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and there are no significant post-delivery obligations remaining. The revenue associated with the software maintenance contract is recognized ratably over the maintenance term. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis. The Company uses the residual method to allocate software revenue when a transaction includes multiple elements and vendor specific objective evidence of fair value of undelivered elements exists. Under the residual method, the fair value of the undelivered element (maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license) and recognized as revenue.

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

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2015 was $468 million, net of allowances for doubtful accounts and sales returns of $7 million.

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2015 was recorded at its net realizable value of $263 million, which is net of write-downs of $17 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $218 million, $333 million and $357 million, respectively, as of December 31, 2015.

The Company performs annual impairment reviews of its goodwill on January 1 of each year. For goodwill impairment review purposes, the Company has two reporting units, Waters Division and TA Division. The Company currently does not expect to record an impairment charge in the foreseeable future; however, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded. The factors that could cause a material goodwill impairment charge in the future include, but are not limited to, the following:

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

The accounting standards for income taxes require that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods. In addition, the Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. At December 31, 2015, the Company had unrecognized tax benefits of $14 million.

Warranty

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2015, the Company’s warranty liability was $13 million.

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

Pension and Other Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.35% for its U.S. benefit plans and 2.58% for its non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company utilized Milliman’s Bond Matching model to determine the discount rate for its U.S. benefit plans. The Company determined the discount rate for its non-U.S. benefit plans based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2015 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2015, the Company determined the weighted-average discount rate to be 4.59% for the U.S. benefit plans and 2.23% for the non-U.S. benefits plans.

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

As of December 31, 2015, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$51	3.9
Restricted stock units	40	3.1
Restricted stock	—	—

Total	$91	3.5

Business Combinations and Asset Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company’s consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Acquired in-process research and development (“IPR&D”) included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred and acquired IPR&D is tested for impairment annually until completion of the acquired programs. Upon commercialization, this indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to periodic impairment reviews. If the research and development project is abandoned, the indefinite-lived asset is charged to expense. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

Contingent Consideration

In addition to the initial cash consideration paid to acquire Medimass, the Company is obligated to make additional earnout payments based on a royalty due on future sales of products containing the REIMS technology. In accordance with the accounting standards for business combinations, the Company determines the fair value of the liability for contingent consideration at each reporting date using a probability-weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including estimated future results and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, total future undiscounted contingent consideration payments were estimated to be $4 million as of December 31, 2015, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034.

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

The Company is primarily exposed to currency exchange-rate risk with respect to certain inter-company balances, forecasted transactions and cash flow, and net assets denominated in Euros, Japanese yen and British pounds. The Company is also exposed with respect to certain intercompany balances, forecasted transactions and cash flow in other currencies that have recently experienced market volatility, including the Brazilian real, Mexican peso, Canadian dollar, Australian dollar, Israeli shekel and Singapore dollar. The Company manages its foreign currency exposures on a consolidated basis, which allows the Company to analyze exposures globally and take into account offsetting exposures in certain balances. In addition, the Company utilizes derivative and non-derivative financial instruments to further reduce the net exposure to currency fluctuations.

The Company enters into foreign currency exchange contracts to manage exposures to changes in foreign currency exchange rates on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At December 31, 2015, 2014 and 2013, the Company held forward foreign exchange contracts with notional amounts totaling $116 million, $110 million and $104 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2015	December 31, 2014
Other current assets	$616	$123
Other current liabilities	$402	$651

The following is a summary of the activity in the statements of operations related to the forward foreign exchange contracts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized (losses) gains on closed contracts	$(2,601)	$174	$8,666
Unrealized gains (losses) on open contracts	742	(1,369)	361

Cumulative net pre-tax (losses) gains	$(1,859)	$(1,195)	$9,027

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the forward contracts outstanding as of December 31, 2015 would decrease pre-tax earnings by approximately $12 million.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2015, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. treasury bills, U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2015 and 2014, $2,346 million out of $2,399 million and $1,971 million out of $2,055 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. As of December 31, 2015, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework 2013, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Waters Corporation and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/     PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2016

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$487,665	$422,177
Investments	1,911,598	1,633,211
Accounts receivable, net	468,315	433,616
Inventories	263,415	246,430
Other current assets	82,540	81,610

Total current assets	3,213,533	2,817,044
Property, plant and equipment, net	333,355	321,583
Intangible assets, net	218,022	229,822
Goodwill	356,864	354,838
Other assets	146,903	151,403

Total assets	$4,268,677	$3,874,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$175,309	$225,230
Accounts payable	70,573	65,704
Accrued employee compensation	54,653	47,198
Deferred revenue and customer advances	141,505	129,706
Accrued income taxes	14,894	15,143
Accrued warranty	13,349	13,266
Other current liabilities	93,793	84,239

Total current liabilities	564,076	580,486
Long-term liabilities:
Long-term debt	1,493,027	1,237,463
Long-term portion of retirement benefits	77,063	85,230
Long-term income tax liabilities	14,884	20,397
Other long-term liabilities	60,776	56,448

Total long-term liabilities	1,645,750	1,399,538

Total liabilities	2,209,826	1,980,024
Commitments and contingencies (Notes 8, 9, 10, 11 and 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 157,677 and 156,716 shares issued, 81,472 and 83,147 shares outstanding at December 31, 2015 and December 31, 2014, respectively	1,577	1,567
Additional paid-in capital	1,490,342	1,392,494
Retained earnings	4,863,566	4,394,513
Treasury stock, at cost, 76,205 and 73,569 shares at December 31, 2015 and December 31, 2014, respectively	(4,149,908)	(3,815,203)
Accumulated other comprehensive loss	(146,726)	(78,705)

Total stockholders’ equity	2,058,851	1,894,666

Total liabilities and stockholders’ equity	$4,268,677	$3,874,690

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Product sales	$1,385,256	$1,346,729	$1,312,503
Service sales	657,076	642,615	591,715

Total net sales	2,042,332	1,989,344	1,904,218
Cost of product sales	565,630	549,121	526,721
Cost of service sales	277,042	275,792	256,735

Total cost of sales	842,672	824,913	783,456

Gross profit	1,199,660	1,164,431	1,120,762
Selling and administrative expenses	495,747	512,707	492,965
Research and development expenses	118,545	107,726	100,536
Acquired in-process research and development (Note 2)	3,855	15,456	—
Purchased intangibles amortization	10,123	10,634	9,918
Litigation provisions (Note 10)	3,939	—	—

Operating income	567,451	517,908	517,343
Other expense (Note 3)	—	—	(1,575)
Interest expense	(36,243)	(34,191)	(30,050)
Interest income	10,711	7,023	4,387

Income from operations before income taxes	541,919	490,740	490,105
Provision for income taxes	72,866	59,120	40,102

Net income	$469,053	$431,620	$450,003

Net income per basic common share	$5.70	$5.12	$5.27
Weighted-average number of basic common shares	82,336	84,358	85,426
Net income per diluted common share	$5.65	$5.07	$5.20
Weighted-average number of diluted common shares and equivalents	83,087	85,151	86,546

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$469,053	$431,620	$450,003
Other comprehensive (loss) income:
Foreign currency translation	(70,481)	(61,728)	11,843
Unrealized (losses) gains on investments before reclassifications	(1,825)	(532)	134
Amounts reclassified to other expense	—	—	1,575

Unrealized (losses) gains on investments before income taxes	(1,825)	(532)	1,709
Income tax benefit (expense)	31	43	(639)

Unrealized (losses) gains on investments, net of tax	(1,794)	(489)	1,070
Retirement liability adjustment before reclassifications	191	(34,797)	27,888
Amounts reclassified to selling and administrative expenses	4,443	2,886	3,678

Retirement liability adjustment	4,634	(31,911)	31,566
Income tax (expense) benefit	(380)	9,544	(12,205)

Retirement liability adjustment, net of tax	4,254	(22,367)	19,361
Other comprehensive (loss) income	(68,021)	(84,584)	32,274

Comprehensive income	$401,032	$347,036	$482,277

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$469,053	$431,620	$450,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for doubtful accounts on accounts receivable	1,291	2,037	3,656
Stock-based compensation	33,368	32,998	31,708
Deferred income taxes	6,581	1,583	169
Depreciation	45,287	46,393	38,165
Amortization of intangibles	44,700	47,838	41,530
Building impairment	—	4,718	—
Gain on sale of building	(1,377)	—	—
In-process research and development and other non-cash charges	4,638	16,481	—
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(49,888)	(29,435)	(35,233)
Increase in inventories	(19,967)	(15,984)	(11,389)
(Increase) decrease in other current assets	(18,497)	(5,784)	5,033
Increase in other assets	(9,634)	(14,409)	(11,467)
Increase (decrease) in accounts payable and other current liabilities	27,451	(13,687)	(28,127)
Increase in deferred revenue and customer advances	16,172	9,566	8,512
Increase (decrease) in other liabilities	11,115	(2,287)	(7,684)

Net cash provided by operating activities	560,293	511,648	484,876
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(100,012)	(91,122)	(118,450)
Business acquisitions, net of cash acquired	(23,494)	(27,008)	(41,395)
Payments for intellectual property licenses	(3,000)	(15,126)	—
Purchases of investments	(2,010,368)	(2,196,153)	(2,972,116)
Maturities and sales of investments	1,731,981	1,925,816	2,667,232
Proceeds from sale of building	5,154	1,563	—

Net cash used in investing activities	(399,739)	(402,030)	(464,729)
Cash flows from financing activities:
Proceeds from debt issuances	325,219	381,673	1,032,209
Payments on debt	(120,140)	(239,776)	(886,644)
Payments of debt issuance costs	(2,382)	(1,400)	(2,039)
Proceeds from stock plans	52,060	73,849	68,958
Purchases of treasury shares	(334,705)	(337,444)	(301,580)
Excess tax benefit related to stock option plans	12,955	15,703	15,842
(Payments for) proceeds from derivative contracts	(2,601)	174	8,666

Net cash used in financing activities	(69,594)	(107,221)	(64,588)
Effect of exchange rate changes on cash and cash equivalents	(25,472)	(21,016)	4,202

Increase (decrease) in cash and cash equivalents	65,488	(18,619)	(40,239)
Cash and cash equivalents at beginning of period	422,177	440,796	481,035

Cash and cash equivalents at end of period	$487,665	$422,177	$440,796

Supplemental cash flow information:
Income taxes paid	$51,750	$60,971	$55,928
Interest paid	$37,396	$34,332	$29,563

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2012	153,696	$1,537	$1,155,504	$3,512,890	$(3,176,179)	$(26,395)	$1,467,357
Net income	—	—	—	450,003	—	—	450,003
Other comprehensive income	—	—	—	—	—	32,274	32,274
Issuance of common stock for employees:
Employee Stock Purchase Plan	58	1	4,816	—	—	—	4,817
Stock options exercised	1,281	13	64,128	—	—	—	64,141
Tax benefit related to stock option plans	—	—	15,842	—	—	—	15,842
Increase in valuation allowance	—	—	(892)	—	—	—	(892)
Treasury stock	—	—	—	—	(301,580)	—	(301,580)
Stock-based compensation	211	1	31,210	—	—	—	31,211

Balance December 31, 2013	155,246	$1,552	$1,270,608	$3,962,893	$(3,477,759)	$5,879	$1,763,173

Net income	—	—	—	431,620	—	—	431,620
Other comprehensive loss	—	—	—	—	—	(84,584)	(84,584)
Issuance of common stock for employees:
Employee Stock Purchase Plan	54	1	5,027	—	—	—	5,028
Stock options exercised	1,185	12	68,809	—	—	—	68,821
Tax benefit related to stock option plans	—	—	15,703	—	—	—	15,703
Treasury stock	—	—	—	—	(337,444)	—	(337,444)
Stock-based compensation	231	2	32,347	—	—	—	32,349

Balance December 31, 2014	156,716	$1,567	$1,392,494	$4,394,513	$(3,815,203)	$(78,705)	$1,894,666

Net income	—	—	—	469,053	—	—	469,053
Other comprehensive loss	—	—	—	—	—	(68,021)	(68,021)
Issuance of common stock for employees:
Employee Stock Purchase Plan	53	1	5,495	—	—	—	5,496
Stock options exercised	727	7	46,557	—	—	—	46,564
Tax benefit related to stock option plans	—	—	12,955	—	—	—	12,955
Treasury stock	—	—	—	—	(334,705)	—	(334,705)
Stock-based compensation	181	2	32,841	—	—	—	32,843

Balance December 31, 2015	157,677	$1,577	$1,490,342	$4,863,566	$(4,149,908)	$(146,726)	$2,058,851

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

2    Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty and installation provisions, litigation, retirement plan obligations, stock-based compensation, equity investments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. The Company consolidates entities in which it owns or controls fifty percent or more of the voting shares. All material inter-company balances and transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets. The Company’s net sales derived from operations outside the United States were 68%, 70% and 71% in 2015, 2014 and 2013, respectively. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations and were not material for the years presented.

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

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars. As of December 31, 2015 and 2014, $2,346 million out of $2,399 million and $1,971 million out of $2,055 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s allowance for doubtful accounts and sales returns for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts and Sales Returns:
2015	$7,179	$6,739	$(6,422)	$7,496
2014	$7,057	$7,551	$(7,429)	$7,179
2013	$8,240	$4,386	$(5,569)	$7,057

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 54% in 2015, 53% in 2014 and 52% in 2013. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2015, 2014 or 2013. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Inventory

The Company values all of its inventories at the lower of cost or market on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Appropriate long-term liabilities have also been recorded to recognize uncertain tax return reporting positions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations and Asset Acquisitions

The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company’s consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill. Acquired in-process research and development (“IPR&D”) included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred and acquired IPR&D is tested for impairment annually until completion of the acquired programs. Upon commercialization, this indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to periodic impairment reviews. If the research and development project is abandoned, the indefinite-lived asset is charged to expense. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company performs an annual goodwill impairment assessment for its reporting units as of January 1 each year. The goodwill and other intangible assets accounting standards define a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. For goodwill impairment review purposes, the Company has two reporting units, Waters Division and TA Division. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $35 million and $33 million of direct expenses that were related to the development of software in 2015 and 2014, respectively. Net capitalized software included in intangible assets totaled $132 million and $138 million at December 31, 2015 and 2014, respectively. See Note 7, “Goodwill and Other Intangibles”.

The Company capitalizes internal software development costs for internal use in accordance with the accounting standards for goodwill and other intangible assets. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $3 million at both December 31, 2015 and 2014.

Other Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have significant influence, using the accounting standards for investments in debt and equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented. All long-term investments at December 31, 2015 and 2014 are included in other assets and amounted to $2 million in both years.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2015 and 2014. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$627,156	$—	$627,156	$—
Foreign government securities	15,199	—	15,199	—
Corporate debt securities	1,324,318	—	1,324,318	—
Time deposits	74,947	—	74,947	—
Equity securities	147	—	147	—
Other cash equivalents	27,000	—	27,000	—
Waters 401(k) Restoration Plan assets	35,823	—	35,823	—
Foreign currency exchange contract agreements	616	—	616	—

Total	$2,105,206	$—	$2,105,206	$—

Liabilities:
Contingent consideration	$4,215	$—	$—	$4,215
Foreign currency exchange contract agreements	402	—	402	—

Total	$4,617	$—	$402	$4,215

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$626,772	$—	$626,772	$—
Foreign government securities	24,998	—	24,998	—
Corporate debt securities	984,105	—	984,105	—
Time deposits	64,240	—	64,240	—
Equity securities	147	—	147	—
Other cash equivalents	29,000	—	29,000	—
Waters 401(k) Restoration Plan assets	33,935	—	33,935	—
Foreign currency exchange contract agreements	123	—	123	—

Total	$1,763,320	$—	$1,763,320	$—

Liabilities:
Contingent consideration	$3,612	$—	$—	$3,612
Foreign currency exchange contract agreements	651	—	651	—

Total	$4,263	$—	$651	$3,612

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2015 and 2014.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration related to the acquisition of Medimass Research, Development and Service Kft. (see Note 6) is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including estimated future results and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be approximately $4 million at both December 31, 2015 and December 31, 2014, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2014 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $450 million and $550 million at December 31, 2015 and 2014, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $454 million and $558 million at December 31, 2015 and 2014, respectively, using Level 2 inputs.

Derivative Transactions

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates. The Company enters into foreign currency exchange contracts to manage exposures to changes in foreign currency exchange rates on certain inter-company balances and short-term assets and liabilities. Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At December 31, 2015, 2014 and 2013, the Company held foreign exchange contracts with notional amounts totaling $116 million, $110 million and $104 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2015	December 31, 2014
Other current assets	$616	$123
Other current liabilities	$402	$651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity in the statements of operations related to the foreign exchange contracts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized (losses) gains on closed contracts	$(2,601)	$174	$8,666
Unrealized gains (losses) on open contracts	742	(1,369)	361

Cumulative net pre-tax (losses) gains	$(1,859)	$(1,195)	$9,027

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period and authorized the extension of the May 2012 program until May 2015. During 2015, 2014 and 2013, the Company repurchased 2.6 million, 3.1 million and 3.1 million shares of the Company’s outstanding common stock at a cost of $327 million, $329 million and $295 million, respectively, under the May 2014 authorization and other previously announced programs. As of December 31, 2015, the Company repurchased an aggregate of 7.6 million shares at a cost of $750 million under the May 2012 repurchase program, which is now completed. The Company has a total of $441 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $7 million, $8 million and $6 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2015, 2014 and 2013, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

Product shipments, including those for demonstration or evaluation, and service contracts are not recorded as revenue until a valid purchase order or master agreement is received, specifying fixed terms and prices. The Company generally recognizes product revenue when legal title has transferred and risk of loss passes to the customer. The Company generally structures its sales arrangements as shipping point or international equivalent and, accordingly, recognizes revenue upon shipment. In some cases, destination-based shipping terms are included in sales arrangements, in which cases revenue is generally recognized when the products arrive at the customer site.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales of standalone software are accounted for in accordance with the accounting standards for software revenue recognition. The Company’s software arrangements typically include software licenses and maintenance contracts. Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and there are no significant post-delivery obligations remaining. The revenue associated with the software maintenance contract is recognized ratably over the maintenance term. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis. The Company uses the residual method to allocate software revenue when a transaction includes multiple elements and vendor specific objective evidence of fair value of undelivered elements exists. Under the residual method, the fair value of the undelivered element (maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license) and recognized as revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
2015	$13,266	$8,390	$(8,307)	$13,349
2014	$12,962	$8,148	$(7,844)	$13,266
2013	$12,353	$8,466	$(7,857)	$12,962

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2015, 2014 and 2013 were $11 million, $12 million and $11 million, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred. During 2015 and 2014, the Company incurred $4 million and $15 million charges, respectively, for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $12 million if certain milestones are achieved, as well as royalties on future net sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

In April 2015 and August 2015, accounting guidance was issued which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to retrospectively adopt this guidance as of December 31, 2015 and the prior period presentation of debt issuance costs has been updated to conform with the current period presentation, see Note 8 for details of amounts reclassified.

In November 2015, accounting guidance was issued which simplifies the presentation of deferred income taxes. The guidance requires that all deferred tax assets and deferred tax liabilities, including any valuation allowances, be classified as long-term in the consolidated balance sheet. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to retrospectively adopt this guidance as of December 31, 2015 and the prior period presentation of deferred tax assets and deferred tax liabilities have been updated to conform with the current period presentation, see Note 9 for details of amounts reclassified.

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

In January 2016, accounting guidance was issued which primarily affects the classification and measurement of certain financial instruments, principally equity investments and certain financial liabilities. Under the new guidance, there will no longer be an available-for-sale classification for equity securities with readily determinable fair values. Changes to the fair value of equity investments will be recognized through earnings. Equity investments carried at cost should be adjusted for changes in observable prices, as applicable, and qualitatively assessed for impairment annually. Changes to the fair value of financial liabilities under the fair value option due to instrument specific credit risk will be recognized separately in other comprehensive income. The new guidance also requires financial assets and financial liabilities to be presented separately and grouped by measurement category in the notes to the financial statements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption of certain provisions of this guidance is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3    Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$628,358	$16	$(1,218)	$627,156
Foreign government securities	15,216	—	(17)	15,199
Corporate debt securities	1,325,398	159	(1,239)	1,324,318
Time deposits	74,947	—	—	74,947
Equity securities	77	70	—	147

Total	$2,043,996	$245	$(2,474)	$2,041,767

Amounts included in:
Cash equivalents	$130,169	$—	$—	$130,169
Investments	1,913,827	245	(2,474)	1,911,598

Total	$2,043,996	$245	$(2,474)	$2,041,767

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$626,683	$246	$(157)	$626,772
Foreign government securities	24,998	—	—	24,998
Corporate debt securities	984,668	125	(688)	984,105
Time deposits	64,240	—	—	64,240
Equity securities	77	70	—	147

Total	$1,700,666	$441	$(845)	$1,700,262

Amounts included in:
Cash equivalents	$67,051	$—	$—	$67,051
Investments	1,633,615	441	(845)	1,633,211

Total	$1,700,666	$441	$(845)	$1,700,262

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2015	December 31, 2014
Due in one year or less	$1,137,825	$872,872
Due after one year through three years	828,848	763,003

Total	$1,966,673	$1,635,875

In the year ended December 31, 2013, the Company recorded a $2 million charge for an other-than-temporary impairment to an investment. Realized gains and losses on sales of investments were not material in 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4    Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$88,625	$84,952
Work in progress	20,901	16,749
Finished goods	153,889	144,729

Total inventories	$263,415	$246,430

5    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land and land improvements	$38,735	$39,688
Buildings and leasehold improvements	265,300	256,603
Production and other equipment	380,016	367,716
Construction in progress	20,477	20,606

Total property, plant and equipment	704,528	684,613
Less: accumulated depreciation and amortization	(371,173)	(363,030)

Property, plant and equipment, net	$333,355	$321,583

During 2014, the Company recorded a $5 million impairment charge related to a write-down in the fair value of a building in the U.K., which was designated as held for sale. The carrying value of the building was $4 million and was included in other current assets in the consolidated balance sheet at December 31, 2014. During 2015, the Company sold the building for $5 million in cash, which resulted in a gain on the sale of $1 million. During 2015, 2014 and 2013, the Company retired and disposed of approximately $29 million, $10 million and $19 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains on disposal were $1 million during the year ended December 31, 2014 and were immaterial for 2015 and 2013.

6    Acquisitions

In November 2015, the Company acquired all of the outstanding stock of MPE Orbur Group Limited and its sole operating subsidiary, Midland Precision Equipment Company, Ltd. (“MPE”), a manufacturer of MS instrumentation components, for $12 million, net of cash acquired. MPE is a highly skilled manufacturer and former Waters supplier that produces critical components that support the Company’s MS instrument systems. MPE was acquired to bring this key supplier in house to reduce manufacturing costs in the future and to reduce risk to our supply chain. The Company allocated less than $1 million of the purchase price to an intangible asset comprised of a customer relationship, which will be amortized over two years. The remaining purchase price of $6 million was accounted for as goodwill, which is not deductible for tax purposes.

In the fourth quarter of 2015, the Company acquired certain assets of its Malaysian sales and service distributor for $2 million in cash. The Company has allocated $2 million of the purchase price to intangible assets comprised of customer relationships, which is being amortized over 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2015, the Company acquired the net assets of the ElectroForce® business of the Bose Corporation (“ElectroForce”), a manufacturer of testing systems, for $9 million in cash. ElectroForce’s core business is the manufacturing of dynamic mechanical testing systems used to characterize medical devices, biologic and engineered materials. The ElectroForce test instruments are based on unique motor designs that are quiet, energy-efficient, scalable and deliver precise performance over a wide range of force and frequency. ElectroForce was acquired to expand the TA Division’s product offering into new markets, while leveraging the technology, infrastructure and customer bases of the combined organizations. The Company has allocated $4 million of the purchase price to intangible assets comprised of technology, customer relationships and trade name. The Company is amortizing the technology and customer relationships over ten years and five years, respectively. The remaining purchase price of $1 million was accounted for as goodwill, which is deductible for tax purposes.

The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the respective acquisition dates, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisitions of MPE, the Malaysian sales and service distributor and ElectroForce (in thousands):

Cash	$1,154
Accounts receivable and current other assets	3,045
Inventory	7,007
Property, plant and equipment	3,985
Intangible assets	5,920
Goodwill	7,498

Total assets acquired	28,609
Accrued expenses and other liabilities	3,961

Net assets acquired	$24,648

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

In January 2014, the Company acquired all of the outstanding stock of ULSP B.V. (“ULSP”), a manufacturer of instrumentation components that enable ultra low temperature generation, for $4 million in cash. ULSP’s core business is the manufacturing and servicing of high quality low temperature coolers for thermal analysis and rheology applications, and these products are important accessories for many TA core instrument offerings. ULSP was acquired to bring the manufacturing of these devices in house and to expand the Company’s product offering.

In December 2013, the Company acquired the net assets of LaserComp Inc. (“LaserComp”), a manufacturer of thermal conductivity measurement instruments, for $12 million in cash. LaserComp was acquired to expand TA’s thermal analysis instrument product offering and to leverage the Company’s distribution channels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The principal factor that resulted in recognition of goodwill in these acquisitions is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing each of the acquired companies’ technology, customer access or products on a standalone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset. Specifically, the goodwill acquired with MPE, Medimass and Nonlinear Dynamics consists of the values assigned to the respective workforces and the future incremental sales synergies anticipated.

In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The pro forma effect of the ongoing operations for Waters, MPE, the Malaysian sales and service distributor, ElectroForce, Medimass, ULSP, LaserComp, ESS, Nonlinear Dynamics and Scarabaeus, either individually or in the aggregate, as though these acquisitions had occurred at the beginning of the periods covered by this report was immaterial.

7    Goodwill and Other Intangibles

The carrying amount of goodwill was $357 million and $355 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company’s acquisitions increased goodwill by $7 million (see Note 6) and the effect of foreign currency translation decreased goodwill by $5 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$335,949	$204,267	7 years	$334,280	$196,477	7 years
Purchased intangibles	163,500	119,505	11 years	163,855	112,279	11 years
Trademarks and IPR&D	14,364	—	—	14,095	—	—
Licenses	5,396	4,046	6 years	5,371	3,634	6 years
Patents and other intangibles	58,519	31,888	8 years	51,407	26,796	8 years

Total	$577,728	$359,706	8 years	$569,008	$339,186	8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2015, the Company acquired $6 million of purchased intangibles as a result of the acquisitions of MPE, the Malaysian sales and service distributor and ElectroForce (see Note 6). In addition, the gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $41 million and $24 million, respectively, in the year ended December 31, 2015 due to the effects of foreign currency translation. Amortization expense for intangible assets was $45 million, $48 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for intangible assets is estimated to be $45 million per year for each of the next five years.

8    Debt

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

At December 31, 2015, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $745 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of December 31, 2015 and December 31, 2014, the Company had a total of $500 million and $600 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2015, the Company adopted new accounting guidance related to the presentation of debt issuance costs. The accounting guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, but allows debt issuance costs related to line-of-credit arrangements to remain as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company applied the adoption of these standards retrospectively and reclassified $2 million and $3 million of unamortized debt issuance costs from intangible assets to short-term and long-term debt as of December 31, 2015 and 2014, respectively. The Company elected to continue to present unamortized debt issuance costs related to the revolving line of credit as intangible assets. Other than this reclassification, the adoption of these standards did not have an impact on the Company’s consolidated financial statements.

The Company had the following outstanding debt at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Foreign subsidiary lines of credit	$322	$243
Senior unsecured notes - Series A - 3.75%, due February 2015	—	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	50,000	—
Credit agreements	125,000	125,000
Unamortized debt issuance costs	(13)	(13)

Total notes payable and debt	175,309	225,230

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Credit agreements	1,045,000	740,000
Unamortized debt issuance costs	(1,973)	(2,537)

Total long-term debt	1,493,027	1,237,463

Total debt	$1,668,336	$1,462,693

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

As of December 31, 2015 and 2014, the Company had a total amount available to borrow under existing credit agreements of $428 million and $533 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.11% and 2.31% at December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $97 million and $88 million at December 31, 2015 and 2014, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.24% and 1.48% at December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9    Income Taxes

Income tax data for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
The components of income from operations before income taxes are as follows:
Domestic	$66,716	$70,136	$116,067
Foreign	475,203	420,604	374,038

Total	$541,919	$490,740	$490,105

	Year Ended December 31,
	2015	2014	2013
The current and deferred components of the provision for income taxes on operations are as follows:
Current	$66,285	$57,537	$39,933
Deferred	6,581	1,583	169

Total	$72,866	$59,120	$40,102

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$20,882	$23,071	$(702)
State	3,389	3,791	5,142
Foreign	48,595	32,258	35,662

Total	$72,866	$59,120	$40,102

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows:
Federal tax computed at U.S. statutory income tax rate	$189,672	$171,759	$171,537
Settlement of tax audits	(3,258)	—	(30,552)
State income tax, net of federal income tax benefit	2,601	2,464	3,342
Net effect of foreign operations	(112,426)	(109,240)	(96,461)
Other, net	(3,723)	(5,863)	(7,764)

Provision for income taxes	$72,866	$59,120	$40,102

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20.25% and 0%, respectively, as of December 31, 2015. In 2015, the Company entered into a new agreement with Singapore tax authorities that extended a 0% contractual tax rate through March 2021. The contractual tax rate is dependent upon the achievement of certain contractual milestones, which the Company expects to meet. The current statutory tax rate in Singapore is 17%.

The Company’s effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 13.4%, 12.0% and 8.2%, respectively. The increase in the effective tax rate in 2015 as compared to 2014 can be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates. In addition, the income tax provision for 2015 included a $3 million tax benefit related to the completion of tax audit examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in the effective tax rate in 2014 as compared to 2013 can be attributed to the fact that the income tax provision for 2013 included a $31 million net tax benefit related to the completion of tax audit examinations. In addition, the research and development tax credit (“R&D Tax Credit”) was retroactively extended in January 2013 for the 2012 and 2013 tax years. The entire $3 million benefit related to the 2012 tax year was recorded in the first quarter of 2013, and the 2013 benefit was included in the 2013 annual effective tax rate. The net income tax benefits related to the completed tax audit examinations and the 2012 R&D Tax Credit decreased the Company’s effective tax rate by 6.9 percentage points in the year ended December 31, 2013. The remaining differences between the effective tax rates for 2014 and 2013 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses and credits	$83,428	$102,810
Depreciation	8,223	11,979
Stock-based compensation	18,160	18,702
Deferred compensation	28,907	34,301
Revaluation of equity investments	5,396	5,819
Inventory	4,470	4,104
Accrued liabilities and reserves	10,129	9,368
Other	15,871	18,097

Total deferred tax assets	174,584	205,180
Valuation allowance	(68,595)	(82,550)

Deferred tax assets, net of valuation allowance	105,989	122,630
Deferred tax liabilities:
Capitalized software	(15,336)	(16,253)
Amortization	(5,799)	(8,765)
Indefinite-lived intangibles	(18,924)	(18,094)

Total deferred tax liabilities	(40,059)	(43,112)

Net deferred tax assets	$65,930	$79,518

On December 31, 2015, the Company adopted new accounting guidance related to the presentation of deferred tax assets and deferred tax liabilities. The accounting guidance requires that all deferred tax assets and deferred tax liabilities, including any valuation allowances, be classified as long-term in the consolidated balance sheet. The Company elected to apply the adoption of this standard retrospectively and reclassified $36 million of current net deferred tax assets to long-term net deferred tax assets as of December 31, 2014.

As of December 31, 2015, the Company has provided a deferred tax valuation allowance of $69 million, of which $64 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $20 million as of December 31, 2015, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.

The income tax benefits associated with non-qualified stock option compensation expense recognized for tax purposes and credited to additional paid-in capital were $13 million, $16 million and $16 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, there were unremitted earnings of foreign subsidiaries of approximately $3 billion. The Company has not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. Because of the complexity of U.S. and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to U.S. legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. Events that could trigger a tax might include U.S. acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance at the beginning of the period	$19,596	$24,716	$64,390
Changes resulting from completion of tax examinations	(2,405)	—	(35,279)
Other changes in uncertain tax benefits	(2,741)	(5,120)	(4,395)

Balance at the end of the period	$14,450	$19,596	$24,716

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

During the year ended December 31, 2013, the Company concluded tax audit disputes with tax authorities in the U.S. and Japan that were related to matters for which the Company had previously recorded uncertain tax benefits of approximately $35 million. The resolution of these tax disputes also entailed net global assessments against the Company of approximately $4 million. Accordingly, the Company recorded a $35 million reduction in the measurement of its unrecognized tax benefits and a $4 million increase in its current tax liabilities in the year ended December 31, 2013, which reduced the provision for income taxes and increased net income for the year ended December 31, 2013 by $31 million.

During the year ended December 31, 2015, the Company concluded U.S. tax audit disputes that, in part, related to matters for which the Company had recorded net uncertain tax benefits. The resolution of these tax disputes resulted in a $2 million reduction in the measurement of its unrecognized tax benefits and a $2 million decrease in its provision for income taxes for the year ended December 31, 2015.

As of December 31, 2015, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10    Litigation

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. In 2015, the Company recorded $4 million of litigation settlement provisions and related costs. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2015.

11    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2026, cover buildings, office equipment and automobiles. Rental expense was $27 million for the year ended December 31, 2015, and $30 million for each of the years ended December 31, 2014 and 2013. Future minimum rents payable as of December 31, 2015 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2016	$21,173
2017	15,437
2018	9,135
2019	6,292
2020 and thereafter	15,122

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2015 are immaterial for the years ended December 31, 2016 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $12 million, as well as royalties on future net sales.

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

12    Stock-Based Compensation

In May 2012, the Company’s shareholders approved the Company’s 2012 Equity Incentive Plan (“2012 Plan”). As of December 31, 2015, the 2012 Plan has 3.4 million shares available for grant in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2012 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2012 Plan is scheduled to terminate on May 9, 2022. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock and restricted stock units may be issued under the 2012 Plan for such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2015, the Company had stock options, restricted stock and restricted stock unit awards outstanding.

In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2015, 1.3 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

The consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	2015	2014	2013
Cost of sales	$2,590	$2,732	$2,523
Selling and administrative expenses	26,431	26,128	25,252
Research and development expenses	4,347	4,138	3,933

Total stock-based compensation	$33,368	$32,998	$31,708

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during 2015, 2014 and 2013 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2015	2014	2013
Options issued in thousands	673	569	428
Risk-free interest rate	1.8%	1.6%	1.7%
Expected life in years	6	6	5
Expected volatility	0.257	0.266	0.248
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2015	2014	2013
Exercise price	$127.63	$112.56	$97.74
Fair value	$35.84	$32.61	$27.37

The following table summarizes stock option activity for the plans for the year ended December 31, 2015 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2014	3,280	$37.84 to $113.36	$82.85
Granted	673	$113.88 to $134.37	$127.63
Exercised	(727)	$37.84 to $ 98.21	$64.05
Canceled	(72)	$79.05 to $ 87.06	$83.25

Outstanding at December 31, 2015	3,154	$38.09 to $134.37	$96.73

The following table details the options outstanding at December 31, 2015 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$38.09 to $79.99	1,059	$72.78	4.7	932	$71.97
$80.00 to $113.36	1,423	$99.93	8.0	553	$95.44
$113.37 to $134.37	672	$127.70	10.0	—	$—

Total	3,154	$96.73	7.3	1,485	$80.71

During 2015, 2014 and 2013, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $48 million, $63 million and $64 million, respectively. The total cash received from the exercise of these stock options was $47 million, $69 million and $64 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2015 was $119 million. Options exercisable at December 31, 2015, 2014 and 2013 were 1.5 million, 1.7 million and 2.2 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2015, 2014 and 2013 were $80.71, $70.03 and $60.88, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2015 was 5.7 years.

At December 31, 2015, the Company had 3.1 million stock options which are vested and expected to vest. The intrinsic value, weighted-average price and remaining contractual life of the vested and expected to vest stock options were $119 million, $96.50 and 7.3 years, respectively, at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, 2014 and 2013, there were $50 million, $43 million and $40 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock

During the years ended December 31, 2015, 2014 and 2013, the Company granted 10 thousand, 12 thousand and 12 thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in 2015, 2014 and 2013 was $113.88, $99.22 and $88.71, respectively. The Company has recorded $1 million, $2 million and $2 million of compensation expense in each of the years ended December 31, 2015, 2014 and 2013, respectively, related to the restricted stock grants. As of December 31, 2015, the Company had 10 thousand unvested shares of restricted stock outstanding, which have been fully expensed.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2015 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2014	533	$94.38
Granted	150	$119.46
Vested	(172)	$87.44
Forfeited	(14)	$101.17

Unvested at December 31, 2015	497	$104.16

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2015, 2014 and 2013 on the restricted stock units expected to vest were $16 million, $16 million and $12 million, respectively. As of December 31, 2015, there were $38 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.1 years.

13    Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2015
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$469,053	82,336	$5.70
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	751	(0.05)

Net income per diluted common share	$469,053	83,087	$5.65

	Year Ended December 31, 2014
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$431,620	84,358	$5.12
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	793	(0.05)

Net income per diluted common share	$431,620	85,151	$5.07

	Year Ended December 31, 2013
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$450,003	85,426	$5.27
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	1,120	(0.07)

Net income per diluted common share	$450,003	86,546	$5.20

For the years ended December 31, 2015, 2014 and 2013, the Company had 1.2 million, 1.0 million and 1.1 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

14    Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax or post-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. Employees are 100% vested in employee and Company matching contributions. For the years ended December 31, 2015, 2014 and 2013, the Company’s matching contributions amounted to $14 million, $13 million and $13 million, respectively.

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

The Company contributed $11 million, $11 million and $12 million in the years ended December 31, 2015, 2014 and 2013, respectively, to the non-U.S. plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of non-U.S. plans are generally consistent with local laws and regulations.

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

Summary data for the U.S. Pension Plans, U.S. retiree healthcare plan and Non-U.S. Pension Plans are presented in the following tables, using the measurement dates of December 31, 2015 and 2014, respectively.

The reconciliation of the projected benefit obligations at December 31, 2015 and 2014 is as follows (in thousands):

	2015			2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$155,693	$13,512	$82,006	$134,593	$11,020	$69,116
Service cost	—	577	5,087	—	791	4,579
Employee contributions	—	864	573	—	832	592
Interest cost	6,128	470	1,503	6,417	463	2,195
Actuarial (gains) losses	(3,266)	(1,552)	(3,956)	18,270	1,253	17,967
Benefits paid	(3,552)	(908)	(2,503)	(3,587)	(847)	(1,195)
Plan amendments	—	—	(645)	—	—	796
Plan settlements	—	—	(577)	—	—	(2,766)
Currency impact	—	—	(5,811)	—	—	(9,278)

Projected benefit obligation, December 31	$155,003	$12,963	$75,677	$155,693	$13,512	$82,006

The accumulated benefit obligations at December 31, 2015 and 2014 are as follows (in thousands):

	2015				2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans
Accumulated benefit obligation	$155,003	*	*	$63,883	$155,693	*	*	$69,664

**	Not applicable.

The reconciliation of the fair value of the plan assets at December 31, 2015 and 2014 is as follows (in thousands):

	2015			2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$135,887	$7,526	$59,568	$128,516	$6,616	$40,820
Actual return on plan assets	(486)	71	611	7,366	533	4,170
Company contributions	4,279	448	7,082	3,592	392	24,216
Employee contributions	—	864	573	—	832	592
Plan settlements	—	—	(577)	—	—	(2,766)
Benefits paid	(3,552)	(908)	(2,503)	(3,587)	(847)	(1,195)
Currency impact	—	—	(4,313)	—	—	(6,269)

Fair value of plan assets, December 31	$136,128	$8,001	$60,441	$135,887	$7,526	$59,568

The summary of the funded status of the plans at December 31, 2015 and 2014 is as follows (in thousands):

	2015			2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$(155,003)	$(12,963)	$(75,677)	$(155,693)	$(13,512)	$(82,006)
Fair value of plan assets	136,128	8,001	60,441	135,887	7,526	59,568

Projected benefit obligation in excess of fair value of plan assets	$(18,875)	$(4,962)	$(15,236)	$(19,806)	$(5,986)	$(22,438)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2015 and 2014 is as follows (in thousands):

	2015			2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$1,402	$—	$—	$838
Current liabilities	(1,324)	(447)	—	(193)	(351)	—
Long-term liabilities	(17,551)	(4,515)	(16,638)	(19,613)	(5,635)	(23,276)

Net amount recognized at December 31	$(18,875)	$(4,962)	$(15,236)	$(19,806)	$(5,986)	$(22,438)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015			2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$577	$5,087	$—	$791	$4,579	$—	$915	$4,467
Interest cost	6,128	470	1,503	6,417	463	2,195	5,505	333	1,966
Expected return on plan assets	(9,145)	(497)	(1,542)	(9,060)	(435)	(1,520)	(8,034)	(355)	(901)
Settlement loss	—	—	95	—	—	557	—	—	—
Net amortization:
Prior service cost (credit)	—	—	39	—	(51)	(176)	—	(54)	(216)
Net actuarial loss (gain)	3,278	—	1,031	2,216	(35)	375	3,432	—	516

Net periodic pension cost (benefit)	$261	$550	$6,213	$(427)	$733	$6,010	$903	$839	$5,832

The summary of the changes in amounts recognized in other comprehensive (loss) income for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015			2014			2013
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$—	$645	$—	$—	$(796)	$—	$—	$(232)
Net (loss) gain arising during the year	(6,365)	1,126	3,025	(19,965)	(1,155)	(15,168)	25,048	1,629	1,940
Amortization:
Prior service cost (credit)	—	—	39	—	(51)	(176)	—	(54)	(216)
Net loss (gain)	3,278	—	1,126	2,216	(35)	932	3,432	—	516
Currency impact	—	—	1,760	—	—	2,287	—	—	(497)

Total recognized in other comprehensive (loss) income	$(3,087)	$1,126	$6,595	$(17,749)	$(1,241)	$(12,921)	$28,480	$1,575	$1,511

The summary of the amounts included in accumulated other comprehensive (loss) income in stockholders’ equity for the plans at December 31, 2015 and 2014 is as follows (in thousands):

	2015			2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(48,835)	$1,170	$(17,478)	$(45,749)	$44	$(23,327)
Prior service credit	—	—	1,465	—	—	719

Total	$(48,835)	$1,170	$(16,013)	$(45,749)	$44	$(22,608)

The summary of the amounts included in accumulated other comprehensive (loss) income expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2015 is as follows (in thousands):

	2015
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$(2,669)	$—	$(748)
Prior service credit	—	—	174

Total	$(2,669)	$—	$(574)

The plans’ investment asset mix is as follows at December 31, 2015 and 2014:

	2015			2014
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	76%	61%	6%	75%	68%	4%
Debt securities	23%	32%	19%	24%	30%	12%
Cash and cash equivalents	1%	7%	8%	1%	2%	19%
Insurance contracts and other	0%	0%	67%	0%	0%	65%

Total	100%	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Pension and U.S. Retiree		Non-U.S. Pension Plans Policy Target
	Healthcare Plans
	Policy Target	Range
Equity securities	60%	40% - 80%	5%
Debt securities	25%	20% - 60%	20%
Cash and cash equivalents	5%	0% - 20%	10%
Insurance contracts and other	10%	0% - 20%	65%

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

The fair value of the Company’s retirement plan assets are as follows at December 31, 2015 (in thousands):

	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(a)	$124,961	$124,961	$—	$—
Common stocks(b)	3,138	3,138	—	—
Cash equivalents(c)	634	—	634	—
Hedge funds(d)	7,395	—	—	7,395

Total U.S. Pension Plans	136,128	128,099	634	7,395
U.S. Retiree Healthcare Plan:
Mutual funds(e)	7,476	7,476	—	—
Cash equivalents(c)	525	—	525	—

Total U.S. Retiree Healthcare Plan	8,001	7,476	525	—
Non-U.S. Pension Plans:
Cash equivalents(f)	5,061	5,061	—	—
Mutual funds(g)	14,809	14,809	—	—
Bank and insurance investment contracts(h)	40,571	—	—	40,571

Total Non-U.S. Pension Plans	60,441	19,870	—	40,571

Total fair value of retirement plan assets	$204,570	$155,445	$1,159	$47,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2014 (in thousands):

	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(i)	$124,405	$124,405	$—	$—
Common stocks(b)	3,438	3,438	—	—
Cash equivalents(c)	710	—	710	—
Hedge funds(d)	7,334	—	—	7,334

Total U.S. Pension Plans	135,887	127,843	710	7,334
U.S. Retiree Healthcare Plan:
Mutual funds(j)	7,371	7,371	—	—
Cash equivalents(c)	155	—	155	—

Total U.S. Retiree Healthcare Plan	7,526	7,371	155	—
Non-U.S. Pension Plans:
Cash equivalents(f)	11,367	11,367	—	—
Mutual funds(k)	9,258	9,258	—	—
Bank and insurance investment contracts(h)	38,943	—	—	38,943

Total Non-U.S. Pension Plans	59,568	20,625	—	38,943

Total fair value of retirement plan assets	$202,981	$155,839	$865	$46,277

(a)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 42% in the common stock of large-cap U.S. companies, 33% in the common stock of international growth companies, and 25% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(b)	Represents primarily amounts invested in common stock of technology, healthcare, financial, energy and consumer staples and discretionary U.S. companies.
(c)	Primarily represents money market funds held with various financial institutions.
(d)	Hedge funds invest in both short and long term U.S. common stocks. Management of the hedge funds has the ability to shift investments from value to growth strategies, from large to small capitalization stocks and from a net long position to a net short position.
(e)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 48% in the common stock of large-cap U.S. companies, 19% in the common stock of international growth companies and 33% in fixed income bonds of U.S. companies and U.S. government.
(f)	Primarily represents deposit account funds held with various financial institutions.
(g)	The mutual fund balance in the Non-U.S. Pension Plans is primarily invested in the following categories: 60% in international bonds, 23% in the common stock of international companies, 10% in mortgages and real estate, and 7% in various other global investments.
(h)	Amount represents bank and insurance guaranteed investment contracts.
(i)	The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 43% in the common stock of large-cap U.S. companies, 31% in the common stock of international growth companies, and 26% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.
(j)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 52% in the common stock of large-cap U.S. companies, 20% in the common stock of international growth companies and 28% in fixed income bonds of U.S. companies and U.S. government.
(k)	The mutual fund balance in the Non-U.S. Pension Plans is invested in the following categories: 74% in international bonds and 26% in the common stock of international companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2015 and 2014 (in thousands):

			Insurance
			Guaranteed
		Hedge	Investment
	Total	Funds	Contracts
Fair value of assets, December 31, 2013	$41,445	$7,025	$34,420
Net purchases (sales) and appreciation (depreciation)	4,832	309	4,523

Fair value of assets, December 31, 2014	46,277	7,334	38,943
Net purchases (sales) and appreciation (depreciation)	1,689	61	1,628

Fair value of assets, December 31, 2015	$47,966	$7,395	$40,571

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.59%	2.23%	3.92%	1.98%	4.82%	3.29%
Increases in compensation levels	**	2.45%	**	2.58%	**	2.54%

**	Not applicable

The weighted-average assumptions used to determine the net periodic pension cost at December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.71%	1.98%	4.64%	3.25%	3.61%	3.10%
Return on plan assets	6.35%	2.58%	6.95%	2.84%	6.94%	2.40%
Increases in compensation levels	**	2.57%	**	2.58%	**	2.59%

**	Not applicable

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2016, the Company expects to contribute a total of approximately $5 million to $10 million to the Company’s defined benefit plans. Estimated future benefit payments as of December 31, 2015 are as follows (in thousands):

	U.S. Pension and Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2016	$8,320	$1,060	$9,380
2017	8,985	2,065	11,050
2018	8,423	2,043	10,466
2019	9,340	1,585	10,925
2020	9,596	2,066	11,662
2021 - 2025	55,648	15,739	71,387

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

Net sales for the Company’s products and services are as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Product net sales:
Waters instrument systems	$895,626	$871,048	$840,608
Chemistry	317,941	312,890	304,130
TA instrument systems	171,689	162,791	167,765

Total product sales	1,385,256	1,346,729	1,312,503
Service net sales:
Waters service	593,301	579,759	532,323
TA service	63,775	62,856	59,392

Total service sales	657,076	642,615	591,715

Total net sales	$2,042,332	$1,989,344	$1,904,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sales information is presented below for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net Sales:
United States	$656,361	$596,549	$557,734
Europe	555,886	607,080	573,786
Asia:
China	278,600	238,892	240,535
Japan	145,184	163,468	170,115
Asia Other	272,179	237,668	216,229

Total Asia	695,963	640,028	626,879
Other	134,122	145,687	145,819

Total net sales	$2,042,332	$1,989,344	$1,904,218

The Other category includes Canada, Latin America and Puerto Rico. Net sales are attributable to geographic areas based on the region of destination. None of the Company’s individual customers accounts for more than 2% of annual Company sales.

Long-lived assets information at December 31, 2015 and 2014 is presented below (in thousands):

	2015	2014
Long-lived assets:
United States	$192,352	$181,851
Europe	128,189	126,080
Asia	11,868	12,416
Other	946	1,236

Total long-lived assets	$333,355	$321,583

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$460,404	$494,740	$500,578	$586,610	$2,042,332
Cost of sales	189,246	208,707	206,804	237,915	842,672

Gross profit	271,158	286,033	293,774	348,695	1,199,660
Selling and administrative expenses	119,751	122,660	124,655	128,681	495,747
Research and development expenses	28,951	30,555	30,703	28,336	118,545
Acquired in-process research and development	—	—	—	3,855	3,855
Purchased intangibles amortization	2,474	2,500	2,573	2,576	10,123
Litigation provisions	—	—	—	3,939	3,939

Operating income	119,982	130,318	135,843	181,308	567,451
Interest expense	(8,975)	(9,046)	(9,017)	(9,205)	(36,243)
Interest income	2,340	2,500	2,736	3,135	10,711

Income from operations before income taxes	113,347	123,772	129,562	175,238	541,919
Provision for income tax expense	17,286	18,115	13,281	24,184	72,866

Net income	$96,061	$105,657	$116,281	$151,054	$469,053

Net income per basic common share	1.16	1.28	1.42	1.85	5.70
Weighted-average number of basic common shares	83,025	82,564	82,036	81,650	82,336
Net income per diluted common share	1.15	1.27	1.40	1.83	5.65
Weighted-average number of diluted common shares and equivalents	83,752	83,332	82,784	82,382	83,087

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$430,508	$481,801	$493,165	$583,870	$1,989,344
Cost of sales	187,719	201,853	202,222	233,119	824,913

Gross profit	242,789	279,948	290,943	350,751	1,164,431
Selling and administrative expenses	126,635	131,930	122,226	131,916	512,707
Research and development expenses	24,746	26,977	27,279	28,724	107,726
Acquired in-process research and development	—	—	—	15,456	15,456
Purchased intangibles amortization	2,647	2,646	2,725	2,616	10,634

Operating income	88,761	118,395	138,713	172,039	517,908
Interest expense	(7,489)	(7,971)	(9,062)	(9,669)	(34,191)
Interest income	1,458	1,700	1,762	2,103	7,023

Income from operations before income taxes	82,730	112,124	131,413	164,473	490,740
Provision for income tax expense	12,428	15,595	17,916	13,181	59,120

Net income	$70,302	$96,529	$113,497	$151,292	$431,620

Net income per basic common share	0.83	1.14	1.36	1.82	5.12
Weighted-average number of basic common shares	84,977	84,462	83,663	83,217	84,358
Net income per diluted common share	0.82	1.13	1.34	1.80	5.07
Weighted-average number of diluted common shares and equivalents	85,873	85,177	84,401	84,015	85,151

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

In the fourth quarters of 2015 and 2014, the Company recorded $4 million and $15 million charges, respectively, related to acquired in-process research and development (see Note 2). In the fourth quarter of 2015, the company recorded a $4 million provision related to litigation (see Note 10).

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 42 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 43 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:    Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors is contained in the definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

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

Item 11: Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,154	$96.73	4,328
Equity compensation plans not approved by security holders	—	—	—

Total	3,154	$96.73	4,328

See Note 12, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13: Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 44 to 84. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 26, 2016, is set forth on page 43 of this Form 10-K.

(2)	Financial Statement Schedule:

See (c) below.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of October 16, 2013.(20)

10.1	Waters Corporation Retirement Plan.(2)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(6)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(9)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(11)(*)

10.10	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(12)(*)

10.11	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Arthur G. Caputo.(12)(*)

10.12	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(12)(*)

Exhibit Number	Description of Document

10.13	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Eugene G. Cassis.(23)(*)

10.14	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

10.15	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.16	2014 Waters Corporation Management Incentive Plan.(23)(*)

10.17	Waters Corporation 2009 Employee Stock Purchase Plan.(14)(*)

10.18	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

10.19	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.20	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.21	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.22	Form of Waters 2012 Stock Option Agreement - Executive Officers.(18)(*)

10.23	Form of Waters 2012 Stock Option Agreement - Directors.(18)(*)

10.24	Form of Waters 2012 Restricted Stock Agreement - Directors.(18)(*)

10.25	Credit Agreement, dated as of June 25, 2013, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(19)

10.26	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting.(21)(*)

10.27	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting.(21)(*)

10.28	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein.(22)

10.29	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira.(24)(*)

10.30	Credit Agreement, dated as of April 23, 2015, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(24)

10.31	President and Chief Executive Employment Agreement.(25)(*)

10.32	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell.(25)(*)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

Exhibit Number	Description of Document

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2013 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 1, 2013 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2015 (File No. 001-14010).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2015 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 7, 2015 (File No. 001-14010).

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b)	See Item 15 (a) (3) above.

(c)	Financial Statement Schedule:

The following additional financial statement schedule should be considered in conjunction with the consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

WATERS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2015

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2015	$82,550	$1,363	$(15,318)	$68,595
2014	$94,952	$1,505	$(13,907)	$82,550
2013	$93,576	$484	$892	$94,952

*	These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.
**	The change in the valuation allowance during the year ended December 31, 2015 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward and the release of a valuation allowance related to a foreign tax credit carryforward due to expiration. The change in the valuation allowance during the year ended December 31, 2014 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/S/ EUGENE G. CASSIS
Eugene G. Cassis
Senior Vice President and
Chief Financial Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2016.

/S/ CHRISTOPHER J. O’CONNELL	President and Chief Executive Officer
Christopher J. O’Connell	(principal executive officer)

/S/ EUGENE G. CASSIS	Senior Vice President and Chief Financial Officer
Eugene G. Cassis	(principal financial officer)

/S/ DOUGLAS A. BERTHIAUME	Chairman of the Board of Directors
Douglas A. Berthiaume

/S/ JOSHUA BEKENSTEIN	Director
Joshua Bekenstein

/S/ DR. MICHAEL J. BERENDT	Director
Dr. Michael J. Berendt

/S/ EDWARD CONARD	Director
Edward Conard

/S/ DR. LAURIE H. GLIMCHER	Director
Dr. Laurie H. Glimcher

/S/ CHRISTOPHER A. KUEBLER	Director
Christopher A. Kuebler

/S/ WILLIAM J. MILLER	Director
William J. Miller

/S/ JOANN A. REED	Director
JoAnn A. Reed

/S/ THOMAS P. SALICE	Director
Thomas P. Salice