Form 10-Q
period 2016-04-02
WATERS CORP /DE/
filed 2016-05-06
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of April 29, 2016: 80,941,488

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	April 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$416,387	$487,665
Investments	2,088,781	1,911,598
Accounts receivable, less allowances for doubtful accounts and sales returns of $7,111 and $7,496 at April 2, 2016 and December 31, 2015, respectively	439,578	468,315
Inventories	287,048	263,415
Other current assets	78,825	82,540

Total current assets	3,310,619	3,213,533
Property, plant and equipment, net	336,798	333,355
Intangible assets, net	223,364	218,022
Goodwill	356,880	356,864
Other assets	140,734	146,903

Total assets	$4,368,395	$4,268,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$125,499	$175,309
Accounts payable	73,290	70,573
Accrued employee compensation	30,952	54,653
Deferred revenue and customer advances	190,601	141,505
Accrued income taxes	10,773	14,894
Accrued warranty	12,832	13,349
Other current liabilities	80,083	93,793

Total current liabilities	524,030	564,076
Long-term liabilities:
Long-term debt	1,593,301	1,493,027
Long-term portion of retirement benefits	70,973	77,063
Long-term income tax liabilities	13,259	14,884
Other long-term liabilities	65,146	60,776

Total long-term liabilities	1,742,679	1,645,750

Total liabilities	2,266,709	2,209,826
Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 2, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 157,915 and 157,677 shares issued, 80,919 and 81,472 shares outstanding at April 2, 2016 and December 31, 2015, respectively	1,579	1,577
Additional paid-in capital	1,515,833	1,490,342
Retained earnings	4,957,618	4,863,566
Treasury stock, at cost, 76,996 and 76,205 shares at April 2, 2016 and December 31, 2015, respectively	(4,245,397)	(4,149,908)
Accumulated other comprehensive loss	(127,947)	(146,726)

Total stockholders’ equity	2,101,686	2,058,851

Total liabilities and stockholders’ equity	$4,368,395	$4,268,677

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Product sales	$307,857	$302,873
Service sales	167,389	157,531

Total net sales	475,246	460,404

Cost of product sales	129,258	121,953
Cost of service sales	71,893	67,293

Total cost of sales	201,151	189,246

Gross profit	274,095	271,158
Selling and administrative expenses	129,351	119,751
Research and development expenses	29,438	28,951
Purchased intangibles amortization	2,644	2,474

Operating income	112,662	119,982
Interest expense	(10,119)	(8,975)
Interest income	4,087	2,340

Income from operations before income taxes	106,630	113,347
Provision for income taxes	12,578	17,286

Net income	$94,052	$96,061

Net income per basic common share	$1.16	$1.16
Weighted-average number of basic common shares	81,275	83,025

Net income per diluted common share	$1.15	$1.15
Weighted-average number of diluted common shares and equivalents	81,974	83,752

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$94,052	$96,061

Other comprehensive income (loss):

Foreign currency translation	16,051	(64,348)

Unrealized gains on investments before income taxes	3,289	2,767
Income tax expense	(93)	(116)

Unrealized gains on investments, net of tax	3,196	2,651

Retirement liability adjustment before reclassifications	(1,000)	2,136
Amounts reclassified to selling and administrative expenses	810	921

Retirement liability adjustment before income taxes	(190)	3,057
Income tax expense	(278)	(1,031)

Retirement liability adjustment, net of tax	(468)	2,026

Other comprehensive income (loss)	18,779	(59,671)

Comprehensive income	$112,831	$36,390

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$94,052	$96,061
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,841	8,455
Deferred income taxes	3,740	2,828
Depreciation	12,356	11,445
Amortization of intangibles	11,075	11,104
Change in operating assets and liabilities:
Decrease in accounts receivable	38,254	24,961
Increase in inventories	(20,488)	(20,001)
Decrease (increase) in other current assets	1,037	(1,776)
Increase in other assets	(3,421)	(4,891)
Decrease in accounts payable and other current liabilities	(43,632)	(25,518)
Increase in deferred revenue and customer advances	45,586	42,555
Increase in other liabilities	5,486	9,367

Net cash provided by operating activities	159,886	154,590
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(24,652)	(21,410)
Purchases of investments	(685,568)	(794,422)
Maturities and sales of investments	512,397	759,386

Net cash used in investing activities	(197,823)	(56,446)
Cash flows from financing activities:
Proceeds from debt issuances	110,177	120,073
Payments on debt	(60,000)	(100,000)
Proceeds from stock plans	8,191	11,269
Purchases of treasury shares	(95,489)	(91,025)
Excess tax benefit related to stock option plans	1,619	2,757
Payments for derivative contracts	(1,895)	(3,348)

Net cash used in financing activities	(37,397)	(60,274)
Effect of exchange rate changes on cash and cash equivalents	4,056	(19,249)

(Decrease) increase in cash and cash equivalents	(71,278)	18,621
Cash and cash equivalents at beginning of period	487,665	422,177

Cash and cash equivalents at end of period	$416,387	$440,798

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1 Basis of Presentation and Summary of Significant Accounting Policies

Waters Corporation (“Waters®” or the “Company”) is an analytical instrument manufacturer that primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA® product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for pharmaceutical research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments, and are typically purchased by customers as part of the instrument system.

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2016 and 2015 ended on April 2, 2016 and April 4, 2015, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission on February 26, 2016.

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. The functional currency of each of the Company’s foreign operating subsidiaries is the local currency of that particular country, except for the Company’s subsidiaries organized in Hong Kong, Singapore and the Cayman Islands, where the underlying transactional cash flows are denominated in currencies other than the respective local currency of domicile. The functional currency of the Hong Kong, Singapore and Cayman Islands subsidiaries is the U.S. dollar, based on the respective entity’s cash flows.

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than U.S. dollars.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of April 2, 2016 and December 31, 2015, $2,478 million out of $2,505 million and $2,346 million out of $2,399 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $241 million out of $2,505 million and $248 million out of $2,399 million of cash, cash equivalents and investments were held in currencies other than U.S. dollars at April 2, 2016 and December 31, 2015, respectively.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 2, 2016 and December 31, 2015. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 2, 2016 (in thousands):

	Total at April 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$608,537	$—	$608,537	$—
Foreign government securities	27,011	—	27,011	—
Corporate debt securities	1,433,296	—	1,433,296	—
Time deposits	106,408	—	106,408	—
Equity securities	147	—	147	—
Other cash equivalents	27,000	—	27,000	—
Waters 401(k) Restoration Plan assets	30,014	—	30,014	—
Foreign currency exchange contracts	814	—	814	—

Total	$2,233,227	$—	$2,233,227	$—

Liabilities:
Contingent consideration	$4,412	$—	$—	$4,412
Foreign currency exchange contracts	628	—	628	—

Total	$5,040	$—	$628	$4,412

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$627,156	$—	$627,156	$—
Foreign government securities	15,199	—	15,199	—
Corporate debt securities	1,324,318	—	1,324,318	—
Time deposits	74,947	—	74,947	—
Equity securities	147	—	147	—
Other cash equivalents	27,000	—	27,000	—
Waters 401(k) Restoration Plan assets	35,823	—	35,823	—
Foreign currency exchange contracts	616	—	616	—

Total	$2,105,206	$—	$2,105,206	$—

Liabilities:
Contingent consideration	$4,215	$—	$—	$4,215
Foreign currency exchange contracts	402	—	402	—

Total	$4,617	$—	$402	$4,215

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of April 2, 2016 and December 31, 2015.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration related to the July 2014 acquisition of Medimass Research, Development and Service Kft. is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $4 million at both April 2, 2016 and December 31, 2015, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2015 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $400 million and $450 million at April 2, 2016 and December 31, 2015, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $410 million and $454 million at April 2, 2016 and December 31, 2015, respectively, using Level 2 inputs.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Derivative Transactions

The Company is a global company that operates in over 35 countries and, as a result, the Company’s net sales, cost of sales, operating expenses and balance sheet amounts are significantly impacted by fluctuations in foreign currency exchange rates. The Company is exposed to currency price risk on foreign currency exchange rate fluctuations when it translates its non-U.S. dollar foreign subsidiaries’ financial statements into U.S. dollars, and when any of the Company’s subsidiaries purchase or sell products or services in a currency other than its own currency.

The Company’s principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign exchange rates are offset by corresponding changes in assets.

The Company does not specifically enter into any derivatives that hedge foreign-currency-denominated assets, liabilities or commitments on its balance sheet, other than a portion of certain third-party accounts receivable and accounts payable, and the Company’s net worldwide intercompany receivables and payables, which are eliminated in consolidation. The Company periodically aggregates its net worldwide balances by currency and then enters into foreign currency exchange contracts that mature within 90 days to hedge a portion of the remaining balance to minimize some of the Company’s currency price risk exposure. The foreign currency exchange contracts are not designated for hedge accounting treatment.

Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At April 2, 2016 and December 31, 2015, the Company held foreign exchange contracts with notional amounts totaling $121 million and $116 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	April 2, 2016	December 31, 2015
Other current assets	$814	$616
Other current liabilities	$628	$402

The following is a summary of the activity in the statements of operations related to the foreign exchange contracts (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Realized losses on closed contracts	$(1,895)	$(3,348)
Unrealized (losses) gains on open contracts	(28)	342

Cumulative net pre-tax losses	$(1,923)	$(3,006)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased 0.7 million shares of the Company’s outstanding common stock during both the three months ended April 2, 2016 and April 4, 2015 at a cost of $89 million and $85 million, respectively, under the May 2014 authorization and other previously announced programs. The Company has a total of $352 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during both the three months ended April 2, 2016 and April 4, 2015. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
April 2, 2016	$13,349	$1,681	$(2,198)	$12,832
April 4, 2015	$13,266	$1,762	$(2,157)	$12,871

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	April 2, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$607,957	$621	$(41)	$608,537
Foreign government securities	27,008	6	(3)	27,011
Corporate debt securities	1,432,889	1,055	(648)	1,433,296
Time deposits	106,408	—	—	106,408
Equity securities	77	70	—	147

Total	$2,174,339	$1,752	$(692)	$2,175,399

Amounts included in:
Cash equivalents	$86,618	$—	$—	$86,618
Investments	2,087,721	1,752	(692)	2,088,781

Total	$2,174,339	$1,752	$(692)	$2,175,399

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$628,358	$16	$(1,218)	$627,156
Foreign government securities	15,216	—	(17)	15,199
Corporate debt securities	1,325,398	159	(1,239)	1,324,318
Time deposits	74,947	—	—	74,947
Equity securities	77	70	—	147

Total	$2,043,996	$245	$(2,474)	$2,041,767

Amounts included in:
Cash equivalents	$130,169	$—	$—	$130,169
Investments	1,913,827	245	(2,474)	1,911,598

Total	$2,043,996	$245	$(2,474)	$2,041,767

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	April 2, 2016	December 31, 2015
Due in one year or less	$1,214,006	$1,137,825
Due after one year through three years	854,838	828,848

Total	$2,068,844	$1,966,673

3 Inventories

Inventories are classified as follows (in thousands):

	April 2, 2016	December 31, 2015
Raw materials	$92,701	$88,625
Work in progress	21,811	20,901
Finished goods	172,536	153,889

Total inventories	$287,048	$263,415

4 Intangibles

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	April 2, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$359,320	$219,880	6 years	$335,949	$204,267	7 years
Purchased intangibles	165,464	123,351	11 years	163,500	119,505	11 years
Trademarks and IPR&D	14,220	—	—	14,364	—	—
Licenses	5,278	4,070	6 years	5,396	4,046	6 years
Patents and other intangibles	60,153	33,770	8 years	58,519	31,888	8 years

Total	$604,435	$381,071	7 years	$577,728	$359,706	8 years

During the three months ended April 2, 2016, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $16 million and $10 million, respectively. Amortization expense for intangible assets was $11 million for both the three months ended April 2, 2016 and April 4, 2015. Amortization expense for intangible assets is estimated to be approximately $44 million per year for each of the next five years.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

At April 2, 2016, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $845 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of April 2, 2016 and December 31, 2015, the Company had a total of $450 million and $500 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at April 2, 2016 and December 31, 2015 (in thousands):

	April 2, 2016	December 31, 2015
Foreign subsidiary lines of credit	$499	$322
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Credit agreements	125,000	125,000
Unamortized debt issuance costs	—	(13)

Total notes payable and debt	125,499	175,309

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Credit agreements	1,145,000	1,045,000
Unamortized debt issuance costs	(1,699)	(1,973)

Total long-term debt	1,593,301	1,493,027

Total debt	$1,718,800	$1,668,336

*	Series H senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.25%.

As of April 2, 2016 and December 31, 2015, the Company had a total amount available to borrow under existing credit agreements of $328 million and $428 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.16% and 2.11% at April 2, 2016 and December 31, 2015, respectively. As of April 2, 2016, the Company was in compliance with all debt covenants.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $100 million and $97 million at April 2, 2016 and December 31, 2015, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.24% at April 2, 2016 and December 31, 2015, respectively.

6 Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20% and 0%, respectively, as of April 2, 2016. The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first quarter of 2016, the effect of applying the contractual tax rate in Singapore, as compared with applying the statutory tax rate, increased net income by $4 million and increased net income per diluted share by $0.05.

The Company’s effective tax rate was 11.8% and 15.3% for the three months ended April 2, 2016 and April 4, 2015, respectively. The decrease in the effective tax rate in 2016 as compared to 2015 can be attributed to a quarter-specific tax benefit associated with modifications to certain stock compensation awards. In addition, the income tax provision for 2015 included a quarter-specific tax provision related to a pending tax audit settlement. The remaining differences between the effective tax rate in 2016 and 2015 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

	April 2, 2016	April 4, 2015
Balance at the beginning of the period	$14,450	$19,596
Net changes in uncertain tax benefits	(790)	933

Balance at the end of the period	$13,660	$20,529

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2012. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2013 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 2, 2016, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $6 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The consolidated statements of operations for the three months ended April 2, 2016 and April 4, 2015 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Cost of sales	$671	$674
Selling and administrative expenses	13,969	6,634
Research and development expenses	1,201	1,147

Total stock-based compensation	$15,841	$8,455

During the three months ended April 2, 2016, the Company recognized $7 million of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 2, 2016 and April 4, 2015 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 2, 2016	April 4, 2015
Options issued in thousands	86	32
Risk-free interest rate	1.5%	1.6%
Expected life in years	5	4
Expected volatility	0.286	0.267
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	April 2, 2016	April 4, 2015
Exercise price	$122.65	$113.88
Fair value	$34.63	$26.94

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the three months ended April 2, 2016 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,154	$38.09 to $134.37	$96.73
Granted	86	$117.68 to $130.35	$122.65
Exercised	(84)	$44.25 to $113.36	$81.97
Canceled	(54)	$79.15 to $128.93	$110.99

Outstanding at April 2, 2016	3,102	$38.09 to $134.37	$97.60

Restricted Stock

During the three months ended April 2, 2016, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $130.35 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended April 2, 2016 (in thousands, except for per share amounts):

	Shares	Weighted-Average Price
Unvested at December 31, 2015	497	$104.16
Granted	135	$117.68
Vested	(134)	$97.51
Forfeited	(1)	$101.87

Unvested at April 2, 2016	497	$109.63

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

8 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 2, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$94,052	81,275	$1.16
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	699	(0.01)

Net income per diluted common share	$94,052	81,974	$1.15

	Three Months Ended April 4, 2015
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$96,061	83,025	$1.16
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	727	(0.01)

Net income per diluted common share	$96,061	83,752	$1.15

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

For the three months ended April 2, 2016 and April 4, 2015, the Company had 1.2 million and 0.6 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

9 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Benefit Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(103,570)	$(40,946)	$(2,210)	$(146,726)
Other comprehensive income (loss), net of tax	16,051	(468)	3,196	18,779

Balance at April 2, 2016	$(87,519)	$(41,414)	$986	$(127,947)

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended April 2, 2016 and April 4, 2015 is as follows (in thousands):

	Three Months Ended
	April 2, 2016			April 4, 2015
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$94	$116	$1,218	$—	$262	$1,337
Interest cost	1,745	135	421	1,513	118	402
Expected return on plan assets	(2,417)	(130)	(399)	(2,318)	(122)	(410)
Net amortization:
Prior service (credit) cost	—	—	(45)	—	—	14
Net actuarial loss	667	—	188	679	—	273

Net periodic pension cost (benefit)	$89	$121	$1,383	$(126)	$258	$1,616

During fiscal year 2016, the Company expects to contribute a total of approximately $5 million to $10 million to the Company’s defined benefit plans.

11 Business Segment Information

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments: Waters and TA.

The Waters operating segment is primarily in the business of designing, manufacturing, distributing and servicing LC and MS instruments, columns and other chemistry consumables that can be integrated and used along with other analytical instruments. The TA operating segment is primarily in the business of designing, manufacturing, distributing and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Product net sales:
Waters instrument systems	$188,529	$188,504
Chemistry	84,150	78,183
TA instrument systems	35,178	36,186

Total product sales	307,857	302,873

Service net sales:
Waters service	151,514	142,981
TA service	15,875	14,550

Total service sales	167,389	157,531

Total net sales	$475,246	$460,404

12 Recent Accounting Standard Changes and Developments

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board has amended the standard in August 2015 to delay the effective period date by one year to annual and interim periods beginning after December 15, 2017. Adoption prior to December 15, 2016 is not permitted. The Company is currently evaluating its adoption method and the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In July 2015, accounting guidance was issued which clarifies the measurement of inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

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

In February 2016, accounting guidance was issued regarding the accounting for leases. This new comprehensive lease standard amends various aspects of existing accounting guidance for leases. The core principle of the new guidance will require lessees to present the assets and liabilities that arise from leases on their balance sheets. This

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In March 2016, accounting guidance was issued which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: Waters and TA®. Waters products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results are as follows for the three months ended April 2, 2016 and April 4, 2015 (in thousands, except per share data):

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Product sales	$307,857	$302,873	2%
Service sales	167,389	157,531	6%

Total net sales	475,246	460,404	3%
Total cost of sales	201,151	189,246	6%

Gross profit	274,095	271,158	1%
Gross profit as a % of sales	57.7%	58.9%

Selling and administrative expenses	129,351	119,751	8%
Research and development expenses	29,438	28,951	2%
Purchased intangibles amortization	2,644	2,474	7%

Operating income	112,662	119,982	(6%)
Operating income as a % of sales	23.7%	26.1%

Interest expense, net	(6,032)	(6,635)	(9%)

Income from operations before income taxes	106,630	113,347	(6%)
Provision for income taxes	12,578	17,286	(27%)

Net income	$94,052	$96,061	(2%)

Net income per diluted common share	$1.15	$1.15	—

Sales in the first quarter of 2016 grew 3%, with foreign currency translation reducing sales growth by 2%. The 2016 sales growth can be attributed to strong demand from the Company’s products and services from its pharmaceutical customers. Recurring revenues (combined sales of chemistry consumables and services) increased 7% in the first quarter of 2016, with foreign currency translation negatively impacting recurring revenues by 1%. Instrument system sales were flat in the first quarter of 2016, with foreign currency translation reducing instrument system sales by 2%. Recent acquisitions added 1% to sales for the quarter.

In the first quarter of 2016, sales to pharmaceutical customers increased 7%, with double-digit sales growth in the US, China and Japan. Combined sales to industrial chemical, nutritional safety and environmental customers decreased 1% for the quarter and combined global sales to governmental and academic customers decreased 2% for the quarter, with the effect of foreign currency translation negatively impacting sales to both these customer classes by 1%.

The increase in gross profit for the quarter was primarily a result of higher sales volumes offsetting the negative effect of foreign currency translation, as well as higher margins resulting from a favorable sales mix as compared to the prior year. Based on current foreign currency exchange rates and forecasts, the Company estimates that the full year impact of foreign currency translation on gross profit will be slightly negative.

Selling and administrative expenses increased 8% for the quarter, primarily as a result of headcount additions and higher merit compensation, as well as $7 million of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives. Net income per diluted share for the quarter benefited from an increase in sales and fewer shares outstanding due to additional share repurchases. Foreign currency translation decreased net income per diluted share by approximately $0.08 in the first quarter of 2016 as compared to the first quarter of 2015.

Net cash provided by operating activities for the quarter was $160 million and $155 million in 2016 and 2015, respectively. The $5 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers. Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $25 million and $21 million for the first quarters of 2016 and 2015, respectively.

Within cash flows used in financing activities, the Company received $8 million and $11 million of proceeds from stock plans in the first quarters of 2016 and 2015, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased $89 million and $85 million of the Company’s outstanding common stock in 2016 and 2015, respectively, under the May 2014 authorization and other previously announced programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Net Sales:
United States	$148,954	$146,375	2%
Europe	125,032	124,401	1%
Asia:
China	70,821	62,174	14%
Japan	44,423	39,191	13%
Asia Other	56,229	57,058	(1%)

Total Asia	171,473	158,423	8%
Other	29,787	31,205	(5%)

Total net sales	$475,246	$460,404	3%

The increase in sales in the U.S. for the quarter was driven by sales of LC instruments, services and consumables to pharmaceutical customers. The increase in Europe’s sales for the quarter was more broadly distributed across customer classes and primarily driven by sales of LC instruments, services and consumables. China achieved strong sales growth across all customer classes and double-digit sales growth for all product classes. Japan experienced double-digit sales growth for instrument systems and for sales to pharmaceutical, industrial chemical, nutritional safety and environmental customers. Sales to the rest of Asia were negatively impacted by the effects of foreign currency translation as strong sales to pharmaceutical, industrial chemical, nutritional safety and environmental customers grew in local currency and were driven primarily by an increase in India’s sales.

Waters Net Sales

Net sales for Waters products and services are as follows for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

	Three Months Ended
	April 2, 2016	% of Total	April 4, 2015	% of Total	% Change
Waters instrument systems	$188,529	44%	$188,504	46%	—
Chemistry	84,150	20%	78,183	19%	8%

Total Waters product sales	272,679	64%	266,687	65%	2%
Waters service	151,514	36%	142,981	35%	6%

Total Waters net sales	$424,193	100%	$409,668	100%	4%

Waters instrument system sales (LC and LC-MS) were flat in the quarter due to a strong base of comparison in the prior year as instrument system sales grew 7% in the first quarter of 2015. In addition, foreign currency translation reduced instrument systems sales by 2% and the nominal sales growth achieved can be attributed to the newly introduced ACQUITY® Arc system and the ACQUITY® QDa® Detectors. The 7% increase in recurring revenues for the quarter primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. The effect of foreign currency translation decreased Waters sales by 1% and recent acquisitions had a minimal impact on sales.

Waters sales increased 2% in the U.S., 1% in Europe, with foreign currency translation decreasing sales in Europe by 2%, 12% in China, 11% in Japan and 1% in the rest of Asia. Waters sales in the rest of the world decreased 5% for the quarter.

TA Net Sales

Net sales for TA products and services are as follows for the three months ended April 2, 2016 and April 4, 2015 (in thousands):

	Three Months Ended
	April 2, 2016	% of Total	April 4, 2015	% of Total	% Change
TA instrument systems	$35,178	69%	$36,186	71%	(3%)
TA service	15,875	31%	14,550	29%	9%

Total TA net sales	$51,053	100%	$50,736	100%	1%

TA’s recent acquisitions increased sales by 5% in the first quarter of 2016. TA service sales increased in the quarter due to sales of service plans and billings to a higher installed base of customers. The decrease in TA instrument system sales was primarily due to declines in both the thermal and rheometry product lines as compared with strong sales growth achieved in the first quarter of 2015. In addition, new instrument system launches in the first quarter are believed to have contributed to delays in sales. The effect of foreign currency translation had a minimal impact on TA sales in 2016.

Geographically, TA sales decreased 2% in the U.S. and 9% in Europe, with the effects of foreign currency translation reducing European sales by 3%. TA’s total sales in Asia increased 9%, with sales growth of 28% in China and 33% in Japan. TA sales to the rest of the world grew 4% in the quarter.

Gross Profit

Gross profit increased 1% for the quarter, primarily as a result of higher sales volumes offsetting the negative effect of foreign currency translation, as well as higher margins resulting from a favorable sales mix as compared to the prior year. In addition, gross profit as a percentage of sales for the quarter was negatively impacted by the effect of foreign currency translation.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will have a slightly negative affect gross profit for the remainder of 2016, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 8% for the quarter, primarily as a result of headcount additions and higher merit compensation, as well as $7 million of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives. As a percentage of net sales, selling and administrative expenses were 27.2% and 26.0% for the 2016 and 2015 quarters, respectively.

Research and Development Expenses

Research and development expenses increased 2% for the quarter, as an increase in the Company’s research and development initiatives in the U.K. were offset by the favorable effect of foreign currency translation, resulting from the weakening of the British pound against the U.S. dollar.

Interest Expense, Net

The decrease in net interest expense for the three months ended April 2, 2016 was primarily attributable to higher income earned on increased cash and investment balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20% and 0%, respectively, as of April 2, 2016. The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first quarter of 2016, the effect of applying the contractual tax rate in Singapore, as compared with applying the statutory tax rate, increased net income by $4 million and increased net income per diluted share by $0.05. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 11.8% and 15.3% for 2016 and 2015, respectively. The decrease in the effective tax rate in 2016 as compared to 2015 can be attributed to a quarter-specific tax benefit associated with modifications to certain stock compensation awards. In addition, the income tax provision for 2015 included a quarter-specific tax provision related to a pending tax audit settlement. The remaining differences between the effective tax rate in 2016 and 2015 were primarily attributable to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$94,052	$96,061
Depreciation and amortization	23,431	22,549
Stock-based compensation	15,841	8,455
Deferred income taxes	3,740	2,828
Change in accounts receivable	38,254	24,961
Change in inventories	(20,488)	(20,001)
Change in accounts payable and other current liabilities	(43,632)	(25,518)
Change in deferred revenue and customer advances	45,586	42,555
Other changes	3,102	2,700

Net cash provided by operating activities	159,886	154,590
Net cash used in investing activities	(197,823)	(56,446)
Net cash used in financing activities	(37,397)	(60,274)
Effect of exchange rate changes on cash and cash equivalents	4,056	(19,249)

(Decrease) increase in cash and cash equivalents	$(71,278)	$18,621

Cash Flow from Operating Activities

Net cash provided by operating activities was $160 million and $155 million in the three months ended April 2, 2016 and April 4, 2015, respectively. The changes within net cash provided by operating activities in 2016 as compared to 2015 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the decrease in net income:

•	The change in accounts receivable in 2016 as compared to 2015 was primarily attributable to timing of payments made by customers and timing of sales. Days-sales-outstanding (“DSO”) increased to 84 days at April 2, 2016 from 78 days at April 4, 2015, with the effects of foreign currency increasing DSO by 2 days.

•	The change in inventory in both 2016 and 2015 is primarily attributable to anticipated annual increases in sales volumes, as well as new product launches.

•	The 2016 and 2015 change in accounts payable and other current liabilities was a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances in both 2016 and 2015 was a result of increases in service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Net cash used in investing activities in the quarter totaled $198 million and $56 million in 2016 and 2015, respectively. Additions to fixed assets and capitalized software were $25 million and $21 million in 2016 and 2015, respectively. During 2016 and 2015, the Company purchased $686 million and $794 million of investments, while $512 million and $759 million of investments matured, respectively.

Cash Used in Financing Activities

During 2016 and 2015, the Company’s net debt borrowings increased by $50 million and $20 million, respectively. As of April 2, 2016, the Company had a total of $1,719 million in outstanding debt, which consisted of $450 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Amended Credit Agreement, $970 million borrowed under a revolving credit facility under the Amended Credit Agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $2 million of unamortized debt issuance costs. At April 2, 2016, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $845 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of April 2, 2016, the Company had a total amount available to borrow under the Amended Credit Agreement of $328 million after outstanding letters of credit. As of April 2, 2016, the Company was in compliance with all debt covenants.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased 0.7 million shares of the Company’s outstanding common stock during both 2016 and 2015 at a cost of $89 million and $85 million, respectively, under the May 2014 and other previously announced programs. As of April 2, 2016, the Company had a total of $352 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during both 2016 and 2015.

The Company received $8 million and $11 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2016 and 2015, respectively.

The Company had cash, cash equivalents and investments of $2,505 million as of April 2, 2016. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,478 million held by foreign subsidiaries at April 2, 2016, of which $241 million were held in currencies other than U.S. dollars. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016. The Company reviewed its contractual obligations and commercial commitments as of April 2, 2016 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation, business combinations and asset acquisitions, valuation of contingent consideration and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 2, 2016. The Company did not make any changes in those policies during the three months ended April 2, 2016.

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

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company does not assume any obligation to update any forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended April 2, 2016. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2016 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended April 2, 2016 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016. The Company reviewed its risk factors as of April 2, 2016 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended April 2, 2016 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 30, 2016	—	$—	—	$441,435
January 31 to February 27, 2016	512	$118.72	485	$383,836
February 28 to April 2, 2016	279	$124.39	260	$351,523

Total	791	$120.72	745	$351,523

(1)	In addition to the stock repurchase program described below, the Company repurchased shares of its outstanding common stock in relation to the vesting of restricted stock units.
(2)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Senior Vice President and
Chief Financial Officer

Date: May 6, 2016