Form 10-Q
period 2016-07-02
WATERS CORP /DE/
filed 2016-08-05
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of July 29, 2016: 80,573,959

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	July 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$463,382	$487,665
Investments	2,136,404	1,911,598
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,187 and $7,496 at July 2, 2016 and December 31, 2015, respectively	445,953	468,315
Inventories	286,447	263,415
Other current assets	73,750	82,540

Total current assets	3,405,936	3,213,533
Property, plant and equipment, net	330,235	333,355
Intangible assets, net	217,393	218,022
Goodwill	352,987	356,864
Other assets	141,522	146,903

Total assets	$4,448,073	$4,268,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$125,260	$175,309
Accounts payable	66,115	70,573
Accrued employee compensation	35,585	54,653
Deferred revenue and customer advances	190,904	141,505
Accrued income taxes	7,296	14,894
Accrued warranty	12,927	13,349
Other current liabilities	84,517	93,793

Total current liabilities	522,604	564,076
Long-term liabilities:
Long-term debt	1,631,698	1,493,027
Long-term portion of retirement benefits	70,761	77,063
Long-term income tax liabilities	12,298	14,884
Other long-term liabilities	61,368	60,776

Total long-term liabilities	1,776,125	1,645,750

Total liabilities	2,298,729	2,209,826

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 2, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 158,098 and 157,677 shares issued, 80,537 and 81,472 shares outstanding at July 2, 2016 and December 31, 2015, respectively	1,581	1,577
Additional paid-in capital	1,541,157	1,490,342
Retained earnings	5,085,835	4,863,566
Treasury stock, at cost, 77,561 and 76,205 shares at July 2, 2016 and December 31, 2015, respectively	(4,322,300)	(4,149,908)
Accumulated other comprehensive loss	(156,929)	(146,726)

Total stockholders’ equity	2,149,344	2,058,851

Total liabilities and stockholders’ equity	$4,448,073	$4,268,677

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	July 2, 2016	July 4, 2015

Product sales	$359,687	$332,036
Service sales	176,873	162,704

Total net sales	536,560	494,740

Cost of product sales	144,814	138,201
Cost of service sales	75,565	70,506

Total cost of sales	220,379	208,707

Gross profit	316,181	286,033

Selling and administrative expenses	129,581	122,660

Research and development expenses	32,578	30,555

Purchased intangibles amortization	2,411	2,500

Operating income	151,611	130,318

Interest expense	(10,983)	(9,046)

Interest income	4,827	2,500

Income from operations before income taxes	145,455	123,772

Provision for income taxes	17,238	18,115

Net income	$128,217	$105,657

Net income per basic common share	$1.59	$1.28

Weighted-average number of basic common shares	80,804	82,564

Net income per diluted common share	$1.57	$1.27

Weighted-average number of diluted common shares and equivalents	81,455	83,332

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015

Product sales	$667,544	$634,909
Service sales	344,262	320,235

Total net sales	1,011,806	955,144

Cost of product sales	274,072	260,154
Cost of service sales	147,458	137,799

Total cost of sales	421,530	397,953

Gross profit	590,276	557,191

Selling and administrative expenses	258,932	242,411

Research and development expenses	62,016	59,506

Purchased intangibles amortization	5,055	4,974

Operating income	264,273	250,300

Interest expense	(21,102)	(18,021)

Interest income	8,914	4,840

Income from operations before income taxes	252,085	237,119

Provision for income taxes	29,816	35,401

Net income	$222,269	$201,718

Net income per basic common share	$2.74	$2.44

Weighted-average number of basic common shares	81,043	82,798

Net income per diluted common share	$2.72	$2.41

Weighted-average number of diluted common shares and equivalents	81,663	83,551

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net income	$128,217	$105,657	$222,269	$201,718

Other comprehensive (loss) income:

Foreign currency translation	(31,485)	21,957	(15,434)	(42,391)

Unrealized gains (losses) on investments before income taxes	1,881	(2,184)	5,170	583
Income tax (expense) benefit	(76)	87	(169)	(29)

Unrealized gains (losses) on investments, net of tax	1,805	(2,097)	5,001	554

Retirement liability adjustment before reclassifications	501	(555)	(499)	1,581
Amounts reclassified to selling and administrative expenses	810	921	1,620	1,842

Retirement liability adjustment before income taxes	1,311	366	1,121	3,423
Income tax expense	(613)	(123)	(891)	(1,154)

Retirement liability adjustment, net of tax	698	243	230	2,269

Other comprehensive (loss) income	(28,982)	20,103	(10,203)	(39,568)

Comprehensive income	$99,235	$125,760	$212,066	$162,150

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$222,269	$201,718
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24,237	16,610
Deferred income taxes	637	542
Depreciation	26,055	22,766
Amortization of intangibles	22,022	22,372
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	32,318	15,842
Increase in inventories	(25,003)	(27,678)
Decrease (increase) in other current assets	2,812	(9,596)
Increase in other assets	(3,517)	(9,397)
Decrease in accounts payable and other current liabilities	(41,100)	(22,287)
Increase in deferred revenue and customer advances	46,801	43,352
Increase in other liabilities	9,374	13,305

Net cash provided by operating activities	316,905	267,549
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(49,696)	(45,293)
Business acquisitions, net of cash acquired	—	(9,408)
Purchases of investments	(1,205,035)	(1,328,292)
Maturities and sales of investments	987,060	1,118,485

Net cash used in investing activities	(267,671)	(264,508)
Cash flows from financing activities:
Proceeds from debt issuances	400,177	195,073
Payments on debt	(310,239)	(100,019)
Payments of debt issuance costs	(1,705)	(2,309)
Proceeds from stock plans	23,272	24,777
Purchases of treasury shares	(172,392)	(170,958)
Excess tax benefit related to stock option plans	3,517	5,689
Payments for derivative contracts	(7,531)	(805)

Net cash used in financing activities	(64,901)	(48,552)
Effect of exchange rate changes on cash and cash equivalents	(8,616)	(10,791)

Decrease in cash and cash equivalents	(24,283)	(56,302)
Cash and cash equivalents at beginning of period	487,665	422,177

Cash and cash equivalents at end of period	$463,382	$365,875

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2016 and 2015 ended on July 2, 2016 and July 4, 2015, respectively.

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

Translation of Foreign Currencies

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the period. The functional currency of each of the Company’s foreign operating subsidiaries is the local currency of that particular country, except for the Company’s subsidiaries in Hong Kong, Singapore and the Cayman Islands, where the underlying transactional cash flows are denominated in currencies other than the respective local currency of domicile. The functional currency of the Hong Kong, Singapore and Cayman Islands subsidiaries is the U.S. dollar, based on the respective entity’s cash flows.

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 2, 2016 and December 31, 2015, $2,559 million out of $2,600 million and $2,346 million out of

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

$2,399 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $252 million out of $2,600 million and $248 million out of $2,399 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 2, 2016 and December 31, 2015, respectively.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 2, 2016 and December 31, 2015. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 2, 2016 (in thousands):

	Total at July 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$585,448	$—	$585,448	$—
Foreign government securities	18,024	—	18,024	—
Corporate debt securities	1,454,719	—	1,454,719	—
Time deposits	166,152	—	166,152	—
Equity securities	147	—	147	—
Other cash equivalents	11,000	—	11,000	—
Waters 401(k) Restoration Plan assets	30,031	—	30,031	—
Foreign currency exchange contracts	174	—	174	—

Total	$2,265,695	$—	$2,265,695	$—

Liabilities:
Contingent consideration	$4,608	$—	$—	$4,608
Foreign currency exchange contracts	952	—	952	—

Total	$5,560	$—	$952	$4,608

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$627,156	$—	$627,156	$—
Foreign government securities	15,199	—	15,199	—
Corporate debt securities	1,324,318	—	1,324,318	—
Time deposits	74,947	—	74,947	—
Equity securities	147	—	147	—
Other cash equivalents	27,000	—	27,000	—
Waters 401(k) Restoration Plan assets	35,823	—	35,823	—
Foreign currency exchange contracts	616	—	616	—

Total	$2,105,206	$—	$2,105,206	$—

Liabilities:
Contingent consideration	$4,215	$—	$—	$4,215
Foreign currency exchange contracts	402	—	402	—

Total	$4,617	$—	$402	$4,215

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of July 2, 2016 and December 31, 2015.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $5 million and $4 million at July 2, 2016 and December 31, 2015, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2015 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value. The carrying value of the Company’s fixed interest rate debt was $610 million and $450 million at July 2, 2016 and December 31, 2015, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $623 million and $454 million at July 2, 2016 and December 31, 2015, respectively, using Level 2 inputs.

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

The Company’s principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign exchange rates are typically offset by corresponding changes in assets.

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

Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At July 2, 2016 and December 31, 2015, the Company held foreign exchange contracts with notional amounts totaling $128 million and $116 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	July 2, 2016	December 31, 2015
Other current assets	$174	$616
Other current liabilities	$952	$402

The following is a summary of the activity in the statements of operations related to the foreign exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Realized (losses) gains on closed contracts	$(5,637)	$2,542	$(7,531)	$(805)
Unrealized (losses) gains on open contracts	(963)	(280)	(992)	62

Cumulative net pre-tax (losses) gains	$(6,600)	$2,262	$(8,523)	$(743)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased 1.3 million shares of the Company’s outstanding common stock during both the six months ended July 2, 2016 and July 4, 2015 at a cost of $166 million and $165 million, respectively, under the May 2014 authorization and other previously announced programs. The Company has a total of $275 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during both the six months ended July 2, 2016 and July 4, 2015. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 2, 2016 and July 4, 2015 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
July 2, 2016	$13,349	$4,297	$(4,719)	$12,927
July 4, 2015	$13,266	$3,744	$(3,971)	$13,039

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	July 2, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$584,156	$1,293	$(1)	$585,448
Foreign government securities	17,999	25	—	18,024
Corporate debt securities	1,453,165	1,934	(380)	1,454,719
Time deposits	166,152	—	—	166,152
Equity securities	77	70	—	147

Total	$2,221,549	$3,322	$(381)	$2,224,490

Amounts included in:
Cash equivalents	$88,085	$1	$—	$88,086
Investments	2,133,464	3,321	(381)	2,136,404

Total	$2,221,549	$3,322	$(381)	$2,224,490

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$628,358	$16	$(1,218)	$627,156
Foreign government securities	15,216	—	(17)	15,199
Corporate debt securities	1,325,398	159	(1,239)	1,324,318
Time deposits	74,947	—	—	74,947
Equity securities	77	70	—	147

Total	$2,043,996	$245	$(2,474)	$2,041,767

Amounts included in:
Cash equivalents	$130,169	$—	$—	$130,169
Investments	1,913,827	245	(2,474)	1,911,598

Total	$2,043,996	$245	$(2,474)	$2,041,767

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	July 2, 2016	December 31, 2015
Due in one year or less	$1,251,708	$1,137,825
Due after one year through three years	806,483	828,848

Total	$2,058,191	$1,966,673

3 Inventories

Inventories are classified as follows (in thousands):

	July 2, 2016	December 31, 2015
Raw materials	$94,171	$88,625
Work in progress	18,240	20,901
Finished goods	174,036	153,889

Total inventories	$286,447	$263,415

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $353 million and $357 million at July 2, 2016 and December 31, 2015, respectively. During the six months ended July 2, 2016, the effect of foreign currency translation decreased goodwill by $4 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	July 2, 2016			December 31, 2015
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$359,378	$221,241	6 years	$335,949	$204,267	7 years
Purchased intangibles	163,468	124,872	11 years	163,500	119,505	11 years
Trademarks and IPR&D	13,870	—		14,364	—
Licenses	4,948	3,927	6 years	5,396	4,046	6 years
Patents and other intangibles	60,209	34,440	8 years	58,519	31,888	8 years

Total	$601,873	$384,480	7 years	$577,728	$359,706	8 years

During the six months ended July 2, 2016, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $4 million and $2 million, respectively. Amortization expense for intangible assets was $11 million for both the three months ended July 2, 2016 and July 4, 2015. Amortization expense for intangible assets was $22 million for both the six months ended July 2, 2016 and July 4, 2015. Amortization expense for intangible assets is estimated to be approximately $44 million per year for each of the next five years.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

5 Debt

On May 12, 2016, the Company issued and sold the following senior unsecured notes:

Senior Unsecured Notes	Term	Interest Rate	Face Value (in millions)	Maturity Date
Series I	7 years	3.13%	$50	May 2023
Series J	8 years	Floating Rate*	$40	May 2024
Series K	10 years	3.44%	$160	May 2026

*	Series J senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.45%.

Of the $250 million of proceeds received from the issuance of the new senior unsecured notes, $225 million were used to repay outstanding portions of the revolving facilities. Interest on the Series I and K senior unsecured notes is payable semi-annually each year. Interest on Series J senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series J senior unsecured notes. Other provisions for these senior unsecured notes are similar to the existing senior unsecured notes, as described below.

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

At July 2, 2016, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $635 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of July 2, 2016 and December 31, 2015, the Company had a total of $700 million and $500 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at July 2, 2016 and December 31, 2015 (in thousands):

	July 2, 2016	December 31, 2015
Foreign subsidiary lines of credit	$260	$322
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Credit agreements	125,000	125,000
Unamortized debt issuance costs	—	(13)

Total notes payable and debt	125,260	175,309

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	—
Senior unsecured notes - Series J - floating rate**, due May 2024	40,000	—
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	—
Credit agreements	935,000	1,045,000
Unamortized debt issuance costs	(3,302)	(1,973)

Total long-term debt	1,631,698	1,493,027

Total debt	$1,756,958	$1,668,336

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of July 2, 2016 and December 31, 2015, the Company had a total amount available to borrow under the existing credit agreements of $538 million and $428 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.40% and 2.11% at July 2, 2016 and December 31, 2015, respectively. As of July 2, 2016, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $101 million and $97 million at July 2, 2016 and December 31, 2015, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At July 2, 2016 and December 31, 2015, the weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.24%, respectively.

6 Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20% and 0%, respectively, as of July 2, 2016. The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first half of 2016, the effect of applying the contractual tax rate in Singapore, as compared with applying the statutory tax rate, increased net income by $10 million and increased net income per diluted share by $0.12.

The Company’s effective tax rate was 11.9% and 14.6% for the three months ended July 2, 2016 and July 4, 2015, respectively. The Company’s effective tax rate was 11.8% and 14.9% for the six months ended July 2, 2016 and July 4, 2015, respectively. The decrease in the effective tax rates for the three and six months ended July 2, 2016 as compared to the three and six months ended July 4, 2015 can be attributed to the release of a valuation allowance on

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

certain net operating loss carryforwards and to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates. The effective tax rate for the six months ended July 2, 2016 was also impacted by a tax benefit recorded in the first quarter of 2016 associated with modifications to certain stock compensation awards. In addition, the effective tax rate for the three and six months ended July 4, 2015 did not include the U.S. research and development tax credit as it was not enacted by the government or recognized by the Company until the fourth quarter of 2015.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended July 2, 2016 and July 4, 2015 (in thousands):

	July 2, 2016	July 4, 2015
Balance at the beginning of the period	$14,450	$19,596
Net changes in uncertain tax benefits	(2,563)	57

Balance at the end of the period	$11,887	$19,653

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2012. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2013 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 2, 2016, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The consolidated statements of operations for the three and six months ended July 2, 2016 and July 4, 2015 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of sales	$656	$648	$1,327	$1,322
Selling and administrative expenses	6,613	6,426	20,582	13,060
Research and development expenses	1,127	1,081	2,328	2,228

Total stock-based compensation	$8,396	$8,155	$24,237	$16,610

During the six months ended July 2, 2016, the Company recognized $7 million of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 2, 2016 and July 4, 2015 are as follows:

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	July 2, 2016	July 4, 2015
Options issued (in thousands)	86	37
Risk-free interest rate	1.5%	1.7%
Expected life in years	5	4
Expected volatility	0.286	0.262
Expected dividends	—	—

	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	July 2, 2016	July 4, 2015
Exercise price	$122.65	$116.65
Fair value	$34.63	$28.17

The following table summarizes stock option activity for the plans for the six months ended July 2, 2016 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,154	$38.09 to $134.37	$96.73
Granted	86	$117.68 to $130.35	$122.65
Exercised	(252)	$41.20 to $113.36	$79.21
Canceled	(50)	$79.15 to $128.93	$109.16

Outstanding at July 2, 2016	2,938	$38.09 to $134.37	$98.78

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock

During the six months ended July 2, 2016, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $130.35 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the six months ended July 2, 2016 (in thousands, except for per share data):

	Shares	Weighted-Average Price
Unvested at December 31, 2015	497	$104.16
Granted	136	$117.75
Vested	(135)	$97.57
Forfeited	(9)	$112.25

Unvested at July 2, 2016	489	$109.61

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

8 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 2, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$128,217	80,804	$1.59
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	651	(0.02)

Net income per diluted common share	$128,217	81,455	$1.57

	Three Months Ended July 4, 2015
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$105,657	82,564	$1.28
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	768	(0.01)

Net income per diluted common share	$105,657	83,332	$1.27

	Six Months Ended July 2, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$222,269	81,043	$2.74
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	620	(0.02)

Net income per diluted common share	$222,269	81,663	$2.72

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended July 4, 2015
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$201,718	82,798	$2.44
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	753	(0.03)

Net income per diluted common share	$201,718	83,551	$2.41

For the three and six months ended July 2, 2016, the Company had 0.8 million and 1.2 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For the three and six months ended July 4, 2015, the Company had 0.5 million and 0.6 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

9 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Benefit Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(103,570)	$(40,946)	$(2,210)	$(146,726)
Other comprehensive (loss) income, net of tax	(15,434)	230	5,001	(10,203)

Balance at July 2, 2016	$(119,004)	$(40,716)	$2,791	$(156,929)

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 2, 2016 and July 4, 2015 is as follows (in thousands):

	Three Months Ended
	July 2, 2016			July 4, 2015
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$94	$116	$1,250	$—	$262	$1,337
Interest cost	1,745	135	429	1,513	118	402
Expected return on plan assets	(2,417)	(130)	(406)	(2,318)	(122)	(410)
Net amortization:
Prior service (credit) cost	—	—	(49)	—	—	14
Net actuarial loss	667	—	192	679	—	273

Net periodic pension cost (benefit)	$89	$121	$1,416	$(126)	$258	$1,616

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended
	July 2, 2016			July 4, 2015
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$188	$232	$2,468	$—	$524	$2,674
Interest cost	3,490	270	850	3,026	236	804
Expected return on plan assets	(4,834)	(260)	(805)	(4,636)	(244)	(820)
Net amortization:
Prior service (credit) cost	—	—	(94)	—	—	28
Net actuarial loss	1,334	—	380	1,358	—	546

Net periodic pension cost (benefit)	$178	$242	$2,799	$(252)	$516	$3,232

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

Net sales for the Company’s products and services are as follows for the three and six months ended July 2, 2016 and July 4, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Product net sales:
Waters instrument systems	$231,908	$217,576	$420,437	$406,080
Chemistry	87,048	77,739	171,198	155,922
TA instrument systems	40,731	36,721	75,909	72,907

Total product sales	359,687	332,036	667,544	634,909

Service net sales:
Waters service	159,775	146,917	311,289	289,898
TA service	17,098	15,787	32,973	30,337

Total service sales	176,873	162,704	344,262	320,235

Total net sales	$536,560	$494,740	$1,011,806	$955,144

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Recent Accounting Standard Changes and Developments

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board has amended the standard in August 2015 to delay the effective period date by one year to annual and interim periods beginning after December 15, 2017. Adoption prior to December 15, 2016 is not permitted. In March 2016, the FASB clarified the implementation guidance on principal versus agent considerations and, in April 2016, clarification was made regarding certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, additional guidance was issued related to disclosure of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company is currently evaluating its adoption method and the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

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

In June 2016, accounting guidance was issued that modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event was incurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available-for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business and Financial Overview

The Company has two operating segments: Waters® and TA®. Waters products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.

The Company’s operating results are as follows for the three and six months ended July 2, 2016 and July 4, 2015 (in thousands, except per share data):

	Three Months Ended			Six Months Ended
	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change

Product sales	$359,687	$332,036	8%	$667,544	$634,909	5%
Service sales	176,873	162,704	9%	344,262	320,235	8%

Total net sales	536,560	494,740	8%	1,011,806	955,144	6%
Total cost of sales	220,379	208,707	6%	421,530	397,953	6%

Gross profit	316,181	286,033	11%	590,276	557,191	6%
Gross profit as a % of sales	58.9%	57.8%		58.3%	58.3%

Selling and administrative expenses	129,581	122,660	6%	258,932	242,411	7%
Research and development expenses	32,578	30,555	7%	62,016	59,506	4%
Purchased intangibles amortization	2,411	2,500	(4%)	5,055	4,974	2%

Operating income	151,611	130,318	16%	264,273	250,300	6%
Operating income as a % of sales	28.3%	26.3%		26.1%	26.2%

Interest expense, net	(6,156)	(6,546)	(6%)	(12,188)	(13,181)	(8%)

Income from operations before income taxes	145,455	123,772	18%	252,085	237,119	6%
Provision for income tax expense	17,238	18,115	(5%)	29,816	35,401	(16%)

Net income	$128,217	$105,657	21%	$222,269	$201,718	10%

Net income per diluted common share	$1.57	$1.27	24%	$2.72	$2.41	13%

Sales in the second quarter of 2016 grew 8% for the quarter and 6% year-to-date, with strong demand for the Company’s products and services coming from pharmaceutical, fine chemical and nutritional safety customers. Instrument system sales increased 7% and 4% for the quarter and year-to-date, respectively, driven by the recently introduced ACQUITY® Arc systems and TA Discovery DSC systems. Recurring revenues (combined sales of chemistry consumables and services) increased 10% and 8% for the quarter and year-to-date, respectively, resulting from product introductions and a larger installed customer base. Recent acquisitions and foreign currency translation had a minimal impact on sales growth during the quarter. Year-to-date, recent acquisitions added 1% to sales and foreign currency translation reduced sales by 1%.

During the second quarter of 2016, sales in Europe, China and Japan grew at a double-digit rate over the prior year quarter and sales in China and Japan grew at a double-digit rate as compared to the first half of 2015. The sales growth in Europe and China was broad-based across all product lines, while the increase in Japan’s sales growth is primarily attributable to the favorable effect of foreign currency translation. Sales in the rest of Asia during the second quarter declined on lower sales to industrial customers and the unfavorable effect of foreign currency translation. Sales in the U.S. in the second quarter of 2016 grew at a mid-single digit growth rate for both the quarter and year-to-date. Sales in the rest of the world also grew at a mid-single digit growth rate for the quarter, bringing these year-to-date sales flat with the first half of 2015.

For the second quarter of 2016, sales to pharmaceutical customers increased 12% and 10% for the quarter and year-to-date, respectively, with double-digit sales growth in Europe, China, Japan and the rest of Asia for the quarter and in China and Japan year-to-date. Combined sales to industrial chemical, nutritional safety and environmental customers increased 8% and 3% for the quarter and year-to-date, respectively. Europe and Japan drove the increase in sales to industrial chemical, nutritional safety and environmental customers with double-digit sales growth in both the quarter and year-to-date. Combined sales to governmental and academic customers decreased 4% and 3% for the quarter and year-to-date, respectively, with sales decreases in the U.S., Europe and Japan offset by modest increases in China, the rest of Asia and the rest of the world.

The increase in gross profit for both the quarter and year-to-date was primarily a result of higher sales volumes. In addition, gross profit and gross profit margin percentage increased slightly in the quarter due to a favorable effect of foreign currency translation, particularly on sales in Japan and on operating costs at the Company’s manufacturing facility in the U.K. Based on current foreign currency exchange rates and forecasts, the Company estimates that the full year impact of foreign currency translation on gross profit will be slightly favorable as compared to the prior year.

Selling and administrative expenses increased 6% and 7% for the quarter and year-to-date, respectively, primarily as a result of headcount additions and higher merit compensation. In addition, foreign currency translation reduced selling and administrative expenses by 1% and 2% for the quarter and year-to-date, respectively. Year-to-date, selling and administrative expenses include $7 million of stock compensation expense incurred in the first quarter of 2016 related to the modification of certain stock awards upon the retirement of senior executives.

Research and development expenses increased 7% and 4% in the quarter and year-to-date, respectively, and were primarily a result of increased spending on new products and the development of new technology initiatives, which was somewhat offset by a 3% decrease in expenses for both the quarter and year-to-date due to a favorable effect of foreign currency translation, resulting from the weakening of the British pound against the U.S. dollar.

Net income per diluted share for both the quarter and year-to-date benefited from an increase in sales and fewer shares outstanding due to additional share repurchases. Foreign currency translation increased net income per diluted share by approximately $0.06 in the quarter and decreased net income per diluted share by approximately $0.02 year-to-date.

Year-to-date, net cash provided by operating activities was $317 million and $268 million in 2016 and 2015, respectively. The $49 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers. Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $50 million and $45 million for the first half of 2016 and 2015, respectively.

Within cash flows used in financing activities, the Company issued and sold senior unsecured notes with an aggregate principal amount of $250 million on May 12, 2016. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes. In addition, the Company received $23 million and $25 million of proceeds from stock plans in the first half of 2016 and 2015, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased $166 million and $165 million of the Company’s outstanding common stock in the first half of 2016 and 2015, respectively, under the May 2014 authorization and other previously announced programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended July 2, 2016 and July 4, 2015 (in thousands):

	Three Months Ended			Six Months Ended
	July 2, 2016	July 4, 2015	% change	July 2, 2016	July 4, 2015	% change
Net Sales:
United States	$168,377	$159,696	5%	$317,331	$306,071	4%
Europe	143,317	127,414	12%	268,349	251,815	7%
Asia:
China	79,760	66,942	19%	150,581	129,116	17%
Japan	39,691	33,488	19%	84,114	72,679	16%
Asia Other	70,897	74,244	(5%)	127,126	131,302	(3%)

Total Asia	190,348	174,674	9%	361,821	333,097	9%
Other	34,518	32,956	5%	64,305	64,161	—

Total net sales	$536,560	$494,740	8%	$1,011,806	$955,144	6%

The increase in sales in the U.S. for the quarter was driven by recurring revenues, while the year-to-date increase in sales was primarily driven by overall pharmaceutical customer demand. Sales growth in Europe and Japan was broad-based across all product lines and primarily related to pharmaceutical, industrial chemical, nutritional safety and environmental customers. The effect of foreign currency translation increased Japan’s sales by 16% and 10% in the quarter and year-to-date, respectively. China’s sales growth was broad-based across all product lines and customer classes. Sales declined in both the quarter and year-to-date in the rest of Asia as a result of lower sales to combined industrial chemical, nutritional safety and environmental customers and were negatively affected by foreign currency translation, which decreased sales by 8% and 9%, respectively. For the quarter, the increase in sales in the rest of the world was broad-based across all product lines and primarily related to non-pharmaceutical customers.

Waters Net Sales

Net sales for Waters products and services are as follows for the three and six months ended July 2, 2016 and July 4, 2015 (in thousands):

	Three Months Ended
	July 2, 2016	% of Total	July 4, 2015	% of Total	% change
Waters instrument systems	$231,908	48%	$217,576	49%	7%
Chemistry	87,048	19%	77,739	18%	12%

Total Waters product sales	318,956	67%	295,315	67%	8%
Waters service	159,775	33%	146,917	33%	9%

Total Waters net sales	$478,731	100%	$442,232	100%	8%

	Six Months Ended
	July 2, 2016	% of Total	July 4, 2015	% of Total	% change
Waters instrument systems	$420,437	47%	$406,080	48%	4%
Chemistry	171,198	19%	155,922	18%	10%

Total Waters product sales	591,635	66%	562,002	66%	5%
Waters service	311,289	34%	289,898	34%	7%

Total Waters net sales	$902,924	100%	$851,900	100%	6%

Waters instrument system sales (LC and LC-MS) increased in the quarter and year-to-date, primarily due to stronger demand for instrument systems from pharmaceutical customers and sales from the recently introduced ACQUITY

Arc system. The increase in recurring revenues for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. The effect of foreign currency translation was neutral for Waters in the quarter and decreased sales for Waters by 1% year-to-date.

Waters sales increased 4% and 3% in the U.S. for the quarter and year-to-date, respectively. Europe sales increased 12% and 7% for the quarter and year-to-date, respectively. Waters sales in China increased 21% and 17%, respectively. Waters Japan sales increased 17% and 14%, respectively, with foreign currency translation increasing sales by 16% and 10%, respectively. Waters sales in the rest of Asia decreased 4% and 2% for the quarter and year-to-date, respectively, on lower sales to the combination of industrial chemical, nutritional safety and environmental customers, with the effect of foreign currency translation negatively impacting sales by 9% and 10%, respectively. Sales in the rest of the world increased 4% for the quarter and decreased 1% year-to-date.

TA Net Sales

Net sales for TA products and services are as follows for the three and six months ended July 2, 2016 and July 4, 2015 (in thousands):

	Three Months Ended
	July 2, 2016	% of Total	July 4, 2015	% of Total	% change
TA instrument systems	$40,731	70%	$36,721	70%	11%
TA service	17,098	30%	15,787	30%	8%

Total TA net sales	$57,829	100%	$52,508	100%	10%

	Six Months Ended
	July 2, 2016	% of Total	July 4, 2015	% of Total	% change
TA instrument systems	$75,909	70%	$72,907	71%	4%
TA service	32,973	30%	30,337	29%	9%

Total TA net sales	$108,882	100%	$103,244	100%	5%

TA instrument system sales increased in the quarter and year-to-date as a result of increased demand for thermal product lines and additional sales from the recently launched Discovery DSC instrument system. TA service sales increased in the quarter and year-to-date due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation had a minimal impact on TA’s sales growth for the quarter and decreased TA’s total sales by 1% year-to-date. In addition, recent acquisitions added 3% to TA’s sales year-to-date.

Geographically, TA had strong sales growth in each region throughout the world in the second quarter, with the exception of Asia outside of China, India and Japan, which was negatively impacted by foreign currency translation. TA had double-digit sales growth in the U.S., Europe, India and Japan for the quarter and in India, China and Japan year-to-date.

Gross Profit

Gross profit increased 11% and 6% for the quarter and year-to-date, respectively, primarily as a result of higher sales volumes. In addition, gross profit and gross profit margin percentage increased slightly in the quarter due to a favorable effect of foreign currency translation, particularly on sales in Japan and on operating costs at the Company’s manufacturing facility in the U.K.

Gross profit as a percentage of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will have a slightly positive effect on gross profit for the remainder of 2016, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses increased 6% and 7% for the quarter and year-to-date, respectively, primarily as a result of headcount additions and higher merit compensation. In addition, foreign currency translation reduced selling and administrative expenses by 1% and 2% for the quarter and year-to-date, respectively. Year-to-date, selling and administrative expenses include $7 million of stock compensation expense incurred in the first quarter of 2016 related to the modification of certain stock awards upon the retirement of senior executives. As a percentage of net sales, selling and administrative expenses were 24.2% and 25.6% for the 2016 quarter and year-to-date, respectively, and 24.8% and 25.4% for the 2015 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 7% and 4% for the quarter and year-to-date, respectively, as an increase in the Company’s research and development initiatives in the U.K. were offset by a 3% decrease in expenses for both the quarter and year-to-date due to a favorable effect of foreign currency translation, resulting from the weakening of the British pound against the U.S. dollar.

Interest Expense, Net

The decrease in net interest expense for both the quarter and year-to-date was primarily attributable to higher income earned on increased cash, cash equivalents and investment balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the United Kingdom and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20% and 0%, respectively, as of July 2, 2016. The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first half of 2016, the effect of applying the contractual tax rate in Singapore, as compared with applying the statutory tax rate, increased net income by $10 million and increased net income per diluted share by $0.12. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 11.9% and 14.6% for 2016 and 2015, respectively. The Company’s effective tax rate year-to-date was 11.8% and 14.9% for 2016 and 2015, respectively. The decrease in the effective tax rates for 2016 as compared to 2015 can be attributed to the release of a valuation allowance on certain net operating loss carryforwards and to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates. The year-to-date effective tax rate for 2016 was also impacted by a tax benefit recorded in the first quarter of 2016 associated with modifications to certain stock compensation awards. In addition, the 2015 effective tax rate for both the quarter and year-to-date did not include the U.S. research and development tax credit as it was not enacted by the government or recognized by the Company until the fourth quarter of 2015.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Net income	$222,269	$201,718
Depreciation and amortization	48,077	45,138
Stock-based compensation	24,237	16,610
Deferred income taxes	637	542
Change in accounts receivable	32,318	15,842
Change in inventories	(25,003)	(27,678)
Change in accounts payable and other current liabilities	(41,100)	(22,287)
Change in deferred revenue and customer advances	46,801	43,352
Other changes	8,669	(5,688)

Net cash provided by operating activities	316,905	267,549
Net cash used in investing activities	(267,671)	(264,508)
Net cash used in financing activities	(64,901)	(48,552)
Effect of exchange rate changes on cash and cash equivalents	(8,616)	(10,791)

Decrease in cash and cash equivalents	$(24,283)	$(56,302)

Cash Flow from Operating Activities

Net cash provided by operating activities was $317 million and $268 million in the six months ended July 2, 2016 and July 4, 2015, respectively. The changes within net cash provided by operating activities in 2016 as compared to 2015 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable in 2016 compared to 2015 was primarily attributable to timing of payments made by customers and timing of sales. Days-sales-outstanding increased to 76 days at July 2, 2016 from 75 days at July 4, 2015.

•	The change in inventory in both 2016 and 2015 is primarily attributable to anticipated annual increases in sales volumes.

•	The 2016 and 2015 change in accounts payable and other current liabilities was a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances in both 2016 and 2015 was a result of increases in service contracts as a higher installed base of customers renewed annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $268 million and $265 million in 2016 and 2015, respectively. Additions to fixed assets and capitalized software were $50 million and $45 million year-to-date in 2016 and 2015, respectively. During 2016 and 2015, the Company purchased $1,205 million and $1,328 million of investments year-to-date, while $987 million and $1,118 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $9 million year-to-date in 2015. There were no acquisitions in the first half of 2016.

Cash Used in Financing Activities

In May 2016, the Company issued and sold senior unsecured notes with an aggregate principal amount of $250 million. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes. Year-to-date, the Company’s net debt borrowings increased by $90 million and $95 million in 2016 and 2015, respectively. As of July 2, 2016, the Company had a total of $1,757 million in outstanding debt, which consisted of $700 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Company’s credit agreement, $760 million borrowed under a revolving credit facility under the Company’s credit agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $3 million of unamortized debt issuance costs. At July 2, 2016, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $635 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of July 2, 2016, the Company had a total amount available to borrow under its credit agreement of $538 million after outstanding letters of credit. As of July 2, 2016, the Company was in compliance with all debt covenants.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased 1.3 million shares of the Company’s outstanding common stock during both 2016 and 2015 at a cost of $166 million and $165 million, respectively, under the May 2014 authorization and other previously announced programs. As of July 2, 2016, the Company had a total of $275 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during both 2016 and 2015.

The Company received $23 million and $25 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2016 and 2015, respectively.

The Company had cash, cash equivalents and investments of $2,600 million as of July 2, 2016. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,559 million held by foreign subsidiaries at July 2, 2016, of which $252 million were held in currencies other than the U.S. dollar. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016. The Company reviewed its contractual obligations and commercial commitments as of July 2, 2016 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the recently issued senior unsecured notes as described in Note 5, “Debt.”

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation, business combinations and asset acquisitions, valuation of contingent consideration and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 2, 2016. The Company did not make any changes in those policies during the six months ended July 2, 2016.

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

•	Foreign exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the United Kingdom voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

There have been no material changes in the Company’s market risk during the six months ended July 2, 2016. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officers), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2016 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the six months ended July 2, 2016 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016. The Company reviewed its risk factors as of July 2, 2016 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended July 2, 2016 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 3 to April 30, 2016	—	$—	—	$351,523
May 1 to May 28, 2016	365	$134.64	365	$302,387
May 29 to July 2, 2016	200	$138.79	200	$274,675

Total	565	$136.11	565	$274,675

(1)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.1	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Senior Vice President and
Chief Financial Officer

Date: August 5, 2016