Form 10-Q
period 2016-10-01
WATERS CORP /DE/
filed 2016-11-04
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of October 28, 2016: 80,577,823

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	October 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$430,209	$487,665
Investments	2,282,806	1,911,598
Accounts receivable, less allowances for doubtful accounts and sales returns of $10,065 and $7,496 at October 1, 2016 and December 31, 2015, respectively	441,768	468,315
Inventories	303,183	263,415
Other current assets	76,404	82,540

Total current assets	3,534,370	3,213,533
Property, plant and equipment, net	329,721	333,355
Intangible assets, net	221,619	218,022
Goodwill	356,446	356,864
Other assets	134,626	146,903

Total assets	$4,576,782	$4,268,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$125,176	$175,309
Accounts payable	67,765	70,573
Accrued employee compensation	41,456	54,653
Deferred revenue and customer advances	174,716	141,505
Accrued income taxes	13,610	14,894
Accrued warranty	13,535	13,349
Other current liabilities	83,243	93,793

Total current liabilities	519,501	564,076
Long-term liabilities:
Long-term debt	1,656,832	1,493,027
Long-term portion of retirement benefits	66,493	77,063
Long-term income tax liabilities	11,337	14,884
Other long-term liabilities	63,479	60,776

Total long-term liabilities	1,798,141	1,645,750

Total liabilities	2,317,642	2,209,826

Commitments and contingencies (Notes 6, 7 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 1, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 158,565 and 157,677 shares issued, 80,561 and 81,472 shares outstanding at October 1, 2016 and December 31, 2015, respectively	1,586	1,577
Additional paid-in capital	1,594,099	1,490,342
Retained earnings	5,210,691	4,863,566
Treasury stock, at cost, 78,004 and 76,205 shares at October 1, 2016 and December 31, 2015, respectively	(4,391,832)	(4,149,908)
Accumulated other comprehensive loss	(155,404)	(146,726)

Total stockholders’ equity	2,259,140	2,058,851

Total liabilities and stockholders’ equity	$4,576,782	$4,268,677

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	October 1, 2016	October 3, 2015
Revenues:
Product sales	$349,934	$336,933

Service sales	176,896	163,645

Total net sales	526,830	500,578

Costs and operating expenses:
Cost of product sales	145,623	138,014

Cost of service sales	72,721	68,790

Selling and administrative expenses	123,861	124,655

Research and development expenses	30,418	30,703

Purchased intangibles amortization	2,476	2,573

Total costs and operating expenses	375,099	364,735

Operating income	151,731	135,843

Interest expense	(11,707)	(9,017)

Interest income	5,426	2,736

Income from operations before income taxes	145,450	129,562

Provision for income taxes	20,594	13,281

Net income	$124,856	$116,281

Net income per basic common share	$1.55	$1.42

Weighted-average number of basic common shares	80,677	82,036

Net income per diluted common share	$1.53	$1.40

Weighted-average number of diluted common shares and equivalents	81,388	82,784

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Revenues:
Product sales	$1,017,478	$971,842

Service sales	521,158	483,880

Total net sales	1,538,636	1,455,722

Costs and operating expenses:
Cost of product sales	419,695	398,168

Cost of service sales	220,179	206,589

Selling and administrative expenses	382,793	367,066

Research and development expenses	92,434	90,209

Purchased intangibles amortization	7,531	7,547

Total costs and operating expenses	1,122,632	1,069,579

Operating income	416,004	386,143

Interest expense	(32,809)	(27,038)

Interest income	14,340	7,576

Income from operations before income taxes	397,535	366,681

Provision for income taxes	50,410	48,682

Net income	$347,125	$317,999

Net income per basic common share	$4.29	$3.85

Weighted-average number of basic common shares	80,923	82,552

Net income per diluted common share	$4.26	$3.82

Weighted-average number of diluted common shares and equivalents	81,573	83,305

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net income	$124,856	$116,281	$347,125	$317,999

Other comprehensive income (loss):

Foreign currency translation	2,480	(10,931)	(12,954)	(53,322)

Unrealized (losses) gains on investments before income taxes	(1,393)	1,814	3,777	2,397
Income tax benefit (expense)	61	(68)	(108)	(97)

Unrealized (losses) gains on investments, net of tax	(1,332)	1,746	3,669	2,300

Retirement liability adjustment before reclassifications	(183)	(511)	(682)	1,070
Amounts reclassified to selling and administrative expenses	832	1,478	2,452	3,320

Retirement liability adjustment before income taxes	649	967	1,770	4,390
Income tax expense	(272)	(325)	(1,163)	(1,479)

Retirement liability adjustment, net of tax	377	642	607	2,911

Other comprehensive income (loss)	1,525	(8,543)	(8,678)	(48,111)

Comprehensive income	$126,381	$107,738	$338,447	$269,888

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$347,125	$317,999
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	32,604	24,957
Deferred income taxes	4,924	1,821
Depreciation	38,854	33,202
Amortization of intangibles	33,510	33,693
Gain on sale of assets	(1,500)	(1,377)
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	39,471	6,887
Increase in inventories	(39,988)	(35,488)
(Increase) decrease in other current assets	(2,906)	2,183
Increase in other assets	(4,667)	(11,614)
(Decrease) increase in accounts payable and other current liabilities	(29,179)	4,234
Increase in deferred revenue and customer advances	29,244	31,099
Increase (decrease) in other liabilities	8,611	(954)

Net cash provided by operating activities	456,103	406,642
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(72,296)	(72,250)
Business acquisitions, net of cash acquired	(5,654)	(9,408)
Purchases of investments	(1,923,054)	(1,467,078)
Maturities and sales of investments	1,558,330	1,249,073
Proceeds from sale of assets	4,000	5,154

Net cash used in investing activities	(438,674)	(294,509)
Cash flows from financing activities:
Proceeds from debt issuances	440,177	285,073
Payments on debt	(325,323)	(120,140)
Payments of debt issuance costs	(1,705)	(2,382)
Proceeds from stock plans	58,572	28,948
Purchases of treasury shares	(241,924)	(255,111)
Excess tax benefit related to stock option plans	12,914	5,689
(Payments for) proceeds from derivative contracts	(9,525)	5

Net cash used in financing activities	(66,814)	(57,918)
Effect of exchange rate changes on cash and cash equivalents	(8,071)	(16,874)

(Decrease) increase in cash and cash equivalents	(57,456)	37,341
Cash and cash equivalents at beginning of period	487,665	422,177

Cash and cash equivalents at end of period	$430,209	$459,518

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2016 and 2015 ended on October 1, 2016 and October 3, 2015, respectively.

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

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 1, 2016 and December 31, 2015, $2,664 million out of $2,713 million and $2,346 million out

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

of $2,399 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $263 million out of $2,713 million and $248 million out of $2,399 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at October 1, 2016 and December 31, 2015, respectively.

Other Investments

During the three and nine months ended October 1, 2016, the Company sold an equity investment that was accounted for using the equity method of accounting and was included in other assets in the consolidated balance sheet for $4 million in cash. The investment had a carrying value of $2 million, which resulted in a gain on the sale of $2 million.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 1, 2016 and December 31, 2015. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 1, 2016 (in thousands):

	Total at October 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$556,148	$—	$556,148	$—
Foreign government securities	18,002	—	18,002	—
Corporate debt securities	1,572,848	—	1,572,848	—
Time deposits	221,034	—	221,034	—
Equity securities	147	—	147	—
Other cash equivalents	3,000	—	3,000	—
Waters 401(k) Restoration Plan assets	30,373	—	30,373	—
Foreign currency exchange contracts	376	—	376	—

Total	$2,401,928	$—	$2,401,928	$—

Liabilities:
Contingent consideration	$4,805	$—	$—	$4,805
Foreign currency exchange contracts	151	—	151	—

Total	$4,956	$—	$151	$4,805

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$627,156	$—	$627,156	$—
Foreign government securities	15,199	—	15,199	—
Corporate debt securities	1,324,318	—	1,324,318	—
Time deposits	74,947	—	74,947	—
Equity securities	147	—	147	—
Other cash equivalents	27,000	—	27,000	—
Waters 401(k) Restoration Plan assets	35,823	—	35,823	—
Foreign currency exchange contracts	616	—	616	—

Total	$2,105,206	$—	$2,105,206	$—

Liabilities:
Contingent consideration	$4,215	$—	$—	$4,215
Foreign currency exchange contracts	402	—	402	—

Total	$4,617	$—	$402	$4,215

The fair values of the Company’s cash equivalents, investments, 401(k) restoration plan assets and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of October 1, 2016 and December 31, 2015. There were no transfers between the levels of the fair value hierarchy during the nine months ended October 1, 2016.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $5 million and $4 million at October 1, 2016 and December 31, 2015, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034. There have been no changes in significant assumptions since December 31, 2015 and the change in fair value since then is primarily due to change in time value of money.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $610 million and $450 million at October 1, 2016 and December 31, 2015, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $618 million and $454 million at October 1, 2016 and December 31, 2015, respectively, using Level 2 inputs.

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

The Company’s principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign currency exchange rates are typically offset by corresponding changes in assets.

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

Principal hedged currencies include the Euro, Japanese yen, British pound and Brazilian real. At October 1, 2016 and December 31, 2015, the Company held foreign currency exchange contracts with notional amounts totaling $124 million and $116 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	October 1, 2016	December 31, 2015
Other current assets	$376	$616
Other current liabilities	$151	$402

The following is a summary of the activity in the statements of operations related to the foreign currency exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Realized (losses) gains on closed contracts	$(1,994)	$810	$(9,525)	$5
Unrealized gains (losses) on open contracts	1,003	(71)	11	(9)

Cumulative net pre-tax (losses) gains	$(991)	$739	$(9,514)	$(4)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. During the nine months ended October 1, 2016 and October 3, 2015, the Company repurchased 1.8 million and 1.3 million shares of the Company’s outstanding common stock at a cost of $236 million and $249 million, respectively, under the May 2014 authorization and other previously announced programs. The Company has a total of $206 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during both the nine months ended October 1, 2016 and October 3, 2015. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 1, 2016 and October 3, 2015 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
October 1, 2016	$13,349	$7,101	$(6,915)	$13,535
October 3, 2015	$13,266	$5,834	$(5,993)	$13,107

2	Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	October 1, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$555,493	$719	$(64)	$556,148
Foreign government securities	17,999	3	—	18,002
Corporate debt securities	1,572,028	1,353	(533)	1,572,848
Time deposits	221,034	—	—	221,034
Equity securities	77	70	—	147

Total	$2,366,631	$2,145	$(597)	$2,368,179

Amounts included in:
Cash equivalents	$85,373	$—	$—	$85,373
Investments	2,281,258	2,145	(597)	2,282,806

Total	$2,366,631	$2,145	$(597)	$2,368,179

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$628,358	$16	$(1,218)	$627,156
Foreign government securities	15,216	—	(17)	15,199
Corporate debt securities	1,325,398	159	(1,239)	1,324,318
Time deposits	74,947	—	—	74,947
Equity securities	77	70	—	147

Total	$2,043,996	$245	$(2,474)	$2,041,767

Amounts included in:
Cash equivalents	$130,169	$—	$—	$130,169
Investments	1,913,827	245	(2,474)	1,911,598

Total	$2,043,996	$245	$(2,474)	$2,041,767

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	October 1, 2016	December 31, 2015
Due in one year or less	$1,284,900	$1,137,825
Due after one year through three years	862,098	828,848

Total	$2,146,998	$1,966,673

3	Inventories

Inventories are classified as follows (in thousands):

	October 1, 2016	December 31, 2015
Raw materials	$97,351	$88,625
Work in progress	20,078	20,901
Finished goods	185,754	153,889

Total inventories	$303,183	$263,415

4	Acquisitions

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

On September 2, 2016, the Company acquired all of the outstanding stock of Rubotherm GmbH (“Rubotherm”), a manufacturer of gravimetric analysis systems, for approximately $6 million in cash, $5 million of which was paid at closing and an additional $1 million paid after closing to settle certain liabilities. Rubotherm develops and manufactures analytical test instruments for thermogravimetric and sorption measurements that are used in both industrial and academic research laboratories in disciplines that include chemistry, material science and engineering. The Rubotherm acquisition will help support and further expand product offerings within TA’s thermal analysis business. The Company has allocated $3 million of the purchase price to intangible assets comprised of technology, which will be amortized over ten years. The remaining purchase price of $4 million was accounted for as goodwill, which is not deductible for tax purposes.

The principal factor that resulted in recognition of goodwill in the acquisition of Rubotherm is that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which is of considerably greater value than utilizing the acquired company’s technology, customer access or products on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.

In this acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The impact of the acquisition of Rubotherm on the Company’s revenues and net income since the acquisition date for the nine months ended October 1, 2016 was immaterial. The pro forma effect of the ongoing operations for Waters and Rubotherm as though this acquisition had occurred at the beginning of the periods covered by this report was also immaterial.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the acquisition date, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisition of Rubotherm (in thousands):

Accounts receivable and other current assets	$1,037
Inventory	976
Property, plant and equipment	160
Intangible assets	2,901
Goodwill	3,743

Total assets acquired	8,817
Accrued expenses and other current liabilities	2,849
Deferred tax liability	782

Cash consideration paid	$5,186

5	Goodwill and Other Intangibles

The carrying amount of goodwill was $356 million and $357 million at October 1, 2016 and December 31, 2015, respectively. During the nine months ended October 1, 2016, the Company’s acquisitions increased goodwill by $4 million (see Note 4) and the effect of foreign currency translation decreased goodwill by $5 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	October 1, 2016			December 31, 2015
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$372,588	$231,237	6 years	$335,949	$204,267	7 years
Purchased intangibles	166,216	127,026	11 years	163,500	119,505	11 years
Trademarks and IPR&D	13,788	—		14,364	—
Licenses	4,876	3,960	6 years	5,396	4,046	6 years
Patents and other intangibles	61,986	35,612	8 years	58,519	31,888	8 years

Total	$619,454	$397,835	7 years	$577,728	$359,706	8 years

During the nine months ended October 1, 2016, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $8 million and $5 million, respectively. Amortization expense for intangible assets was $12 million for both the three months ended October 1, 2016 and October 3, 2015. Amortization expense for intangible assets was $34 million for both the nine months ended October 1, 2016 and October 3, 2015. Amortization expense for intangible assets is estimated to be approximately $45 million per year for each of the next five years.

6	Debt

On May 12, 2016, the Company issued and sold the following senior unsecured notes:

Senior Unsecured Notes			Face Value
	Term	Interest Rate	(in millions)	Maturity Date
Series I	7 years	3.13%	$50	May 2023
Series J	8 years	Floating Rate*	$40	May 2024
Series K	10 years	3.44%	$160	May 2026

*	Series J senior unsecured notes bear interest at 3 month LIBOR for that floating rate interest period plus 1.45%.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

At October 1, 2016, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $660 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

As of October 1, 2016 and December 31, 2015, the Company had a total of $700 million and $500 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at October 1, 2016 and December 31, 2015 (in thousands):

	October 1, 2016	December 31, 2015
Foreign subsidiary lines of credit	$176	$322
Senior unsecured notes - Series C - 2.50%, due March 2016	—	50,000
Credit agreements	125,000	125,000
Unamortized debt issuance costs	—	(13)

Total notes payable and debt	125,176	175,309

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	—
Senior unsecured notes - Series J - floating rate**, due May 2024	40,000	—
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	—
Credit agreements	960,000	1,045,000
Unamortized debt issuance costs	(3,168)	(1,973)

Total long-term debt	1,656,832	1,493,027

Total debt	$1,782,008	$1,668,336

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of October 1, 2016 and December 31, 2015, the Company had a total amount available to borrow under the existing credit agreements of $513 million and $428 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.45% and 2.11% at October 1, 2016 and December 31, 2015, respectively. As of October 1, 2016, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $84 million and $97 million at October 1, 2016 and December 31, 2015, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At October 1, 2016 and December 31, 2015, the weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.24%, respectively.

7	Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20% and 0%, respectively, as of October 1, 2016. The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first nine months of 2016, the effect of applying the contractual tax rate in Singapore, as compared with applying the statutory tax rate, increased net income and net income per diluted share by $16 million and $0.20, respectively.

The Company’s effective tax rate was 14.2% and 10.3% for the three months ended October 1, 2016 and October 3, 2015, respectively. The increase in the effective tax rate for the 2016 quarter as compared to the 2015 quarter can be attributed to the recognition of a $2 million discrete benefit in the 2015 quarter for additional U.K. tax credits and the differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates. The Company’s effective tax rate was 12.7% and 13.3% for the nine months ended October 1, 2016 and October 3, 2015, respectively. The decrease in the effective tax rate year-to-date for 2016 as compared to 2015 can be attributed to the following: a release of a valuation allowance on certain net operating loss carryforwards in the second quarter of 2016; the impact of a tax benefit recorded in the first quarter of 2016 associated with modifications to certain stock compensation awards; and the impact of the U.S. research and development tax credit benefit which was not enacted by the government or recognized by the Company until the fourth quarter of 2015.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended October 1, 2016 and October 3, 2015 (in thousands):

	October 1, 2016	October 3, 2015
Balance at the beginning of the period	$14,450	$19,596
Net changes in uncertain tax benefits	(3,559)	(861)

Balance at the end of the period	$10,891	$18,735

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2012. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2013 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of October 1, 2016, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $5 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The consolidated statements of operations for the three and nine months ended October 1, 2016 and October 3, 2015 include the following stock-based compensation expense related to stock option awards, restricted stock, restricted stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cost of sales	$731	$668	$2,058	$1,990
Selling and administrative expenses	6,944	6,626	27,526	19,686
Research and development expenses	692	1,053	3,020	3,281

Total stock-based compensation	$8,367	$8,347	$32,604	$24,957

During the nine months ended October 1, 2016, the Company recognized $7 million of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 1, 2016 and October 3, 2015 are as follows:

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	October 1, 2016	October 3, 2015
Options issued (in thousands)	86	115
Risk-free interest rate	1.5%	1.4%
Expected life in years	5	4
Expected volatility	0.286	0.291
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	October 1, 2016	October 3, 2015
Exercise price	$122.65	$121.33
Fair value	$34.63	$30.85

The following table summarizes stock option activity for the plans for the nine months ended October 1, 2016 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,154	$ 38.09 to $ 134.37	$96.73
Granted	86	$ 117.68 to $ 130.35	$122.65
Exercised	(700)	$ 41.20 to $ 113.36	$76.98
Canceled	(50)	$ 79.15 to $ 128.93	$109.55

Outstanding at October 1, 2016	2,490	$ 38.09 to $ 134.37	$102.92

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock

During the nine months ended October 1, 2016, the Company granted eight thousand shares of restricted stock. The fair value of these awards on the grant date was $130.35 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 1, 2016 (in thousands, except for per share data):

	Shares	Weighted-Average Price
Unvested at December 31, 2015	497	$104.16
Granted	136	$117.75
Vested	(143)	$98.76
Forfeited	(11)	$109.85

Unvested at October 1, 2016	479	$109.50

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

9	Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 1, 2016
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$124,856	80,677	$1.55
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	711	(0.02)

Net income per diluted common share	$124,856	81,388	$1.53

	Three Months Ended October 3, 2015
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$116,281	82,036	$1.42
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	748	(0.02)

Net income per diluted common share	$116,281	82,784	$1.40

	Nine Months Ended October 1, 2016
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$347,125	80,923	$4.29
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	650	(0.03)

Net income per diluted common share	$347,125	81,573	$4.26

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended October 3, 2015
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$317,999	82,552	$3.85
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	753	(0.03)

Net income per diluted common share	$317,999	83,305	$3.82

For the three and nine months ended October 1, 2016, the Company had 0.5 million and 0.8 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For the three and nine months ended October 3, 2015, the Company had 0.6 million and 0.7 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(103,570)	$(40,946)	$(2,210)	$(146,726)
Other comprehensive income (loss), net of tax	(12,954)	607	3,669	(8,678)

Balance at October 1, 2016	$(116,524)	$(40,339)	$1,459	$(155,404)

11	Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 1, 2016 and October 3, 2015 is as follows (in thousands):

	Three Months Ended
	October 1, 2016			October 3, 2015
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$94	$116	$1,253	$—	$(91)	$1,337
Interest cost	1,710	135	423	1,570	116	402
Expected return on plan assets	(2,392)	(130)	(401)	(2,223)	(129)	(410)
Net amortization:
Prior service (credit) cost	—	—	(51)	—	—	14
Net actuarial loss	693	—	190	1,101	—	273

Net periodic pension cost (benefit)	$105	$121	$1,414	$448	$(104)	$1,616

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended
	October 1, 2016			October 3, 2015
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$282	$348	$3,721	$—	$433	$4,011
Interest cost	5,200	405	1,273	4,596	352	1,206
Expected return on plan assets	(7,226)	(390)	(1,206)	(6,859)	(373)	(1,230)
Net amortization:
Prior service (credit) cost	—	—	(145)	—	—	42
Net actuarial loss	2,027	—	570	2,459	—	819

Net periodic pension cost	$283	$363	$4,213	$196	$412	$4,848

During the nine months ended October 1, 2016, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2016, the Company expects to contribute a total of approximately $5 million to $10 million to the Company’s defined benefit plans.

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

Net sales for the Company’s products and services are as follows for the three and nine months ended October 1, 2016 and October 3, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Product net sales:
Waters instrument systems	$226,296	$219,196	$646,733	$625,276
Chemistry	84,114	78,173	255,312	234,095
TA instrument systems	39,524	39,564	115,433	112,471

Total product sales	349,934	336,933	1,017,478	971,842

Service net sales:
Waters service	160,503	148,206	471,792	438,104
TA service	16,393	15,439	49,366	45,776

Total service sales	176,896	163,645	521,158	483,880

Total net sales	$526,830	$500,578	$1,538,636	$1,455,722

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

13	Recent Accounting Standard Changes and Developments

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board amended the standard in August 2015 to delay the effective period date by one year to annual and interim periods beginning after December 15, 2017. Adoption prior to December 15, 2016 is not permitted. In March 2016, the FASB clarified the implementation guidance on principal versus agent considerations and, in April 2016, clarification was made regarding certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, additional guidance was issued related to disclosure of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company is currently evaluating its adoption method and the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In August 2014, accounting guidance was issued which defines management’s responsibility to assess an entity’s ability to continue as a going concern at each annual and interim reporting period, and requires additional disclosures in certain circumstances. This guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

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

In June 2016, accounting guidance was issued that modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event was incurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available-for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In August 2016, accounting guidance was issued that clarifies the classification of certain cash flows. The new guidance addresses eight specific areas where current accounting guidance is either unclear or does not specifically address classification issues. This guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s cash flows.

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

The Company’s operating results are as follows for the three and nine months ended October 1, 2016 and October 3, 2015 (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change
Revenues:

Product sales	$349,934	$336,933	4%	$1,017,478	$971,842	5%
Service sales	176,896	163,645	8%	521,158	483,880	8%

Total net sales	526,830	500,578	5%	1,538,636	1,455,722	6%
Costs and operating expenses:
Total cost of sales	218,344	206,804	6%	639,874	604,757	6%
Selling and administrative expenses	123,861	124,655	(1%)	382,793	367,066	4%
Research and development expenses	30,418	30,703	(1%)	92,434	90,209	2%
Purchased intangibles amortization	2,476	2,573	(4%)	7,531	7,547	—

Operating income	151,731	135,843	12%	416,004	386,143	8%
Operating income as a % of sales	28.8%	27.1%		27.0%	26.5%

Interest expense, net	(6,281)	(6,281)	—	(18,469)	(19,462)	(5%)

Income from operations before income taxes	145,450	129,562	12%	397,535	366,681	8%
Provision for income taxes	20,594	13,281	55%	50,410	48,682	4%

Net income	$124,856	$116,281	7%	$347,125	$317,999	9%

Net income per diluted common share	$1.53	$1.40	9%	$4.26	$3.82	12%

Sales in the third quarter of 2016 grew overall by 5% for the quarter and 6% year-to-date compared to the same periods in 2015 on strong demand for the Company’s products and services from pharmaceutical customer end-markets. Sales to pharmaceutical customers grew 13% and 11% for the quarter and year-to-date, respectively, with the overall sales growth rate being impacted by weaker instrument system sales to non-pharmaceutical customers.

Instrument system sales increased 3% for both the quarter and year-to-date compared to the same periods in 2015 and were driven by the recently introduced ACQUITY® Arc and VionTM IMS Q-Tof systems and LC-MS systems that incorporate the Company’s benchtop tandem quadrupole technologies. Recurring revenues (combined sales of chemistry consumables and services) increased 8% for both the quarter and year-to-date, resulting from a larger installed customer base. Recent acquisitions and foreign currency translation had a minimal impact on sales growth during the quarter and year-to-date.

During the third quarter of 2016, sales in China and Japan grew at a double-digit rate over both the prior year quarter and prior year-to-date period. The sales growth in China was broad-based across all product lines, while the increase in Japan’s sales growth is primarily attributable to the favorable effect of foreign currency translation. Sales growth in the rest of Asia for both the quarter and year-to-date was negatively impacted by the unfavorable effect of foreign currency translation. Sales in the U.S. and Europe decreased slightly for the quarter as compared to the prior year quarter on weaker demand from non-pharmaceutical customers; however, both territories increased year-to-date as compared with the prior year-to-date period. Sales in the rest of the world grew at a double-digit rate for the quarter on broad-based sales growth across all product lines, bringing the year-to-date sales growth to 4%.

The increase in cost of sales for both the quarter and year-to-date as compared with the same periods in 2015 was primarily a result of higher sales volumes and changes in sales product mix. Cost of sales also benefited from a favorable effect of foreign currency translation on operating costs at the Company’s manufacturing facility in the U.K. Based on current foreign currency exchange rates and forecasts, the Company estimates that the full year impact of foreign currency translation on gross profit will be slightly favorable as compared to the prior year.

Selling and administrative expenses decreased 1% in the quarter and increased 4% year-to-date compared to the same periods in 2015, primarily as a result of increases from headcount additions and higher merit compensation costs being offset by a favorable effect of foreign currency translation. Foreign currency translation reduced selling and administrative expenses by 2% and 1% for the quarter and year-to-date, respectively. In addition, selling and administrative expenses for the quarter and year-to-date included a $2 million gain on the sale of an equity investment. Year-to-date, selling and administrative expenses include $7 million of stock compensation expense incurred in the first quarter of 2016 related to the modification of certain stock awards upon the retirement of senior executives.

Research and development expenses decreased 1% in the quarter and increased 2% year-to-date compared to the same periods in 2015, as increased spending on new products and the development of new technology initiatives was offset by a 10% and 4% decrease in expenses for the quarter and year-to-date, respectively, due to the favorable effect of foreign currency translation, resulting from the weakening of the British pound against the U.S. dollar.

Net income per diluted share for both the quarter and year-to-date benefited from an increase in sales compared to the same periods in 2015 and fewer shares outstanding due to additional share repurchases. Foreign currency translation increased net income per diluted share by approximately $0.07 and $0.05 in the quarter and year-to-date, respectively.

Year-to-date, net cash provided by operating activities was $456 million and $407 million in 2016 and 2015, respectively. The $49 million increase was primarily a result of higher sales volumes and the timing of payments to vendors and collection of receivables from customers. Within cash flows used in investing activities, capital expenditures related to property, plant, equipment and software capitalization were $72 million for the first nine months of both 2016 and 2015. In September 2016, the Company acquired all of the outstanding stock of Rubotherm GmbH, a manufacturer of thermogravimetric analysis systems, for approximately $6 million in cash.

Within cash flows used in financing activities, the Company issued and sold senior unsecured notes with an aggregate principal amount of $250 million on May 12, 2016. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes. In addition, the Company received $59 million and $29 million of proceeds from stock plans in the first nine months of 2016 and 2015, respectively. Fluctuations in these amounts were primarily attributable to changes in the Company’s stock price. In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased $236 million and $249 million of the Company’s outstanding common stock in the first nine months of 2016 and 2015, respectively, under the May 2014 authorization and other previously announced programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended October 1, 2016 and October 3, 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	% change	October 1, 2016	October 3, 2015	% change
Net Sales:
United States	$168,614	$169,783	(1%)	$485,945	$475,854	2%
Europe	128,191	132,104	(3%)	396,540	383,919	3%
Asia:
China	84,051	64,356	31%	234,632	193,472	21%
Japan	42,191	36,369	16%	126,305	109,048	16%
Asia Other	69,273	67,174	3%	196,399	198,476	(1%)

Total Asia	195,515	167,899	16%	557,336	500,996	11%
Other	34,510	30,792	12%	98,815	94,953	4%

Total net sales	$526,830	$500,578	5%	$1,538,636	$1,455,722	6%

As compared with the prior year, the changes in sales in the U.S. and Europe for the quarter and year-to-date were driven by higher recurring revenues on strong demand from pharmaceutical end-markets and were partially offset by lower instrument system sales growth. Sales growth in China was broad-based across all product lines and the effect of foreign currency translation increased Japan’s sales by 18% and 13% in the quarter and year-to-date, respectively. Within the rest of Asia, strong demand for instrument systems and chemistry consumables from pharmaceutical customers were offset by lower demand in other product lines and customer classes and the negative effect of foreign currency translation, which decreased sales by 3% and 7% for the quarter and year-to-date, respectively. For the quarter, the increase in sales in the rest of the world was broad-based across all product lines and was driven by double-digit increases from industrial chemical, nutritional safety and environmental customers. Year-to-date, sales in the rest of the world were primarily due to recurring revenues attributable to non-pharmaceutical customers.

Waters Net Sales

Net sales for Waters products and services are as follows for the three and nine months ended October 1, 2016 and October 3, 2015 (in thousands):

	Three Months Ended
	October 1, 2016	% of Total	October 3, 2015	% of Total	% change
Waters instrument systems	$226,296	48%	$219,196	49%	3%
Chemistry	84,114	18%	78,173	18%	8%

Total Waters product sales	310,410	66%	297,369	67%	4%
Waters service	160,503	34%	148,206	33%	8%

Total Waters net sales	$470,913	100%	$445,575	100%	6%

	Nine Months Ended
	October 1, 2016	% of Total	October 3, 2015	% of Total	% change
Waters instrument systems	$646,733	47%	$625,276	48%	3%
Chemistry	255,312	19%	234,095	18%	9%

Total Waters product sales	902,045	66%	859,371	66%	5%
Waters service	471,792	34%	438,104	34%	8%

Total Waters net sales	$1,373,837	100%	$1,297,475	100%	6%

Waters instrument system sales (LC and LC-MS) increased in the quarter and year-to-date compared to the same periods in 2015 primarily due to double-digit growth in China from sales of the recently introduced ACQUITY Arc and Vion IMS Q-Tof systems and LC-MS instrument systems. The increase in recurring revenues for both the quarter and year-to-date primarily resulted from a combination of a higher utilization rate of installed instrument systems and a higher base of installed instruments. The effect of foreign currency translation had a minimal impact on Waters sales in both the quarter and year-to-date.

Waters sales were flat in the U.S. for the quarter and increased 2% year-to-date. Europe sales decreased 3% for the quarter on weaker spending by non-pharmaceutical customers, but increased 4% year-to-date. Waters sales in China increased 31% and 22%, respectively, on very strong demand across all product lines. Waters Japan sales increased 16% and 14%, respectively, with foreign currency translation increasing sales by 19% and 12%, respectively. Waters sales in the rest of Asia increased 6% and 1% for the quarter and year-to-date, respectively, primarily due to sales of instrument systems and chemistry consumables in India. The effect of foreign currency translation negatively impacted sales in the rest of Asia by 2% and 7%, respectively. Sales in the rest of the world increased 6% and 2% for the quarter and year-to-date, respectively.

TA Net Sales

Net sales for TA products and services are as follows for the three and nine months ended October 1, 2016 and October 3, 2015 (in thousands):

	Three Months Ended
	October 1, 2016	% of Total	October 3, 2015	% of Total	% change
TA instrument systems	$39,524	71%	$39,564	72%	—
TA service	16,393	29%	15,439	28%	6%

Total TA net sales	$55,917	100%	$55,003	100%	2%

	Nine Months Ended
	October 1, 2016	% of Total	October 3, 2015	% of Total	% change
TA instrument systems	$115,433	70%	$112,471	71%	3%
TA service	49,366	30%	45,776	29%	8%

Total TA net sales	$164,799	100%	$158,247	100%	4%

TA instrument system sales year-to-date grew modestly compared to the same period in 2015 on weaker demand for thermal product lines. TA service sales increased in the quarter and year-to-date due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation had a minimal impact on TA’s sales growth for the quarter and year-to-date. In addition, recent acquisitions added 2% to TA’s sales year-to-date.

Geographically, for the third quarter as compared with the prior year quarter, TA had strong sales growth in China and Japan, decreased sales in the rest of Asia, the U.S. and Europe, and doubled its sales in the rest of the world. Year-to-date as compared to the same period in 2015, TA had double-digit sales growth in China and Japan, decreased sales in the rest of Asia, modest growth in the U.S., flat sales in Europe and double-digit sales in the rest of the world.

Cost of Sales

The increase in cost of sales for both the quarter and year-to-date was primarily as a result of higher sales volumes and changes in sales product mix. Cost of sales also benefited from a favorable effect of foreign currency translation on operating costs at the Company’s manufacturing facility in the U.K.

Sales and cost of sales are affected by many factors, including, but not limited to, foreign currency translation, product mix, price, product costs of instrument systems and amortization of software platforms. The Company expects that the impact of foreign currency translation will have a slightly positive effect on gross profit for the remainder of 2016, based on current exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses decreased 1% in the quarter and increased 4% year-to-date compared to the same periods in 2015, primarily as a result of increases from headcount additions and higher merit compensation costs being offset by a favorable effect of foreign currency translation. Foreign currency translation reduced selling and administrative expenses by 2% and 1% for the quarter and year-to-date, respectively. In addition, selling and administrative expenses for the quarter and year-to-date included a $2 million gain on the sale of an equity method investment. Year-to-date, selling and administrative expenses include $7 million of stock compensation expense incurred in the first quarter of 2016 related to the modification of certain stock awards upon the retirement of senior executives. As a percentage of net sales, selling and administrative expenses were 23.5% and 24.9% for the 2016 quarter and year-to-date, respectively, and 24.9% and 25.2% for the 2015 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses decreased 1% and increased 2% for the quarter and year-to-date, respectively, compared to the same periods in 2015 as an increase in the Company’s research and development initiatives in the U.K. was offset by a 10% and 4% decrease in expenses for the quarter and year-to-date, respectively, primarily due to a favorable effect of foreign currency translation, resulting from the weakening of the British pound against the U.S. dollar.

Interest Expense, Net

Net interest expense for the quarter was flat compared to the prior year quarter as the additional interest expense attributed to higher debt balances was offset by higher income earned on cash, cash equivalents and investment balances. Net interest expense decreased year-to-date as compared to the same period in 2015 primarily due to higher income earned on increased cash, cash equivalents and investment balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the marginal effective tax rates were approximately 37.5%, 12.5%, 20% and 0%, respectively, as of October 1, 2016. The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first nine months of 2016, the effect of applying the contractual tax rate in Singapore, as compared with applying the statutory tax rate, increased net income by $16 million and increased net income per diluted share by $0.20. The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior year.

The Company’s effective tax rate for the quarter was 14.2% and 10.3% for 2016 and 2015, respectively. The increase in the effective tax rate for the 2016 quarter as compared to the 2015 quarter can be attributed to the recognition of a $2 million discrete benefit in the 2015 quarter for additional U.K. tax credits and the differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates. The Company’s effective tax rate year-to-date was 12.7% and 13.3% for 2016 and 2015, respectively. The decrease in the effective tax rates year-to-date for 2016 as compared to 2015 can be attributed to the following: a release of a valuation allowance on certain net operating loss carryforwards in the second quarter of 2016; the impact of a tax benefit recorded in the first quarter of 2016 associated with modifications to certain stock compensation awards; and the impact of the U.S. research and development tax credit benefit which was not enacted by the government or recognized by the Company until the fourth quarter of 2015.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Net income	$347,125	$317,999
Depreciation and amortization	72,364	66,895
Stock-based compensation	32,604	24,957
Deferred income taxes	4,924	1,821
Change in accounts receivable	39,471	6,887
Change in inventories	(39,988)	(35,488)
Change in accounts payable and other current liabilities	(29,179)	4,234
Change in deferred revenue and customer advances	29,244	31,099
Other changes	(462)	(11,762)

Net cash provided by operating activities	456,103	406,642
Net cash used in investing activities	(438,674)	(294,509)
Net cash used in financing activities	(66,814)	(57,918)
Effect of exchange rate changes on cash and cash equivalents	(8,071)	(16,874)

(Decrease) increase in cash and cash equivalents	$(57,456)	$37,341

Cash Flow from Operating Activities

Net cash provided by operating activities was $456 million and $407 million in the nine months ended October 1, 2016 and October 3, 2015, respectively. The changes within net cash provided by operating activities in 2016 as compared to 2015 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the increase in net income:

•	The change in accounts receivable was primarily attributable to timing of payments made by customers and timing of sales. Days-sales-outstanding were 76 days at both October 1, 2016 October 3, 2015.

•	The change in inventory is primarily attributable to anticipated annual increases in sales volumes.

•	The change in accounts payable and other current liabilities was a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	The change in net cash provided from deferred revenue and customer advances was a result of increases in service contracts as a higher installed base of customers renewed annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Used in Investing Activities

Year-to-date, net cash used in investing activities totaled $439 million and $295 million in 2016 and 2015, respectively. Additions to fixed assets and capitalized software were $72 million year-to-date in both 2016 and 2015. During 2016 and 2015, the Company purchased $1,923 million and $1,467 million of investments year-to-date, while $1,558 million and $1,249 million of investments matured, respectively. Business acquisitions, net of cash acquired, were $6 million and $9 million year-to-date in 2016 and 2015, respectively. In addition, the Company sold its interest in an equity investment for $4 million in cash in 2016.

Cash Used in Financing Activities

In May 2016, the Company issued and sold senior unsecured notes with an aggregate principal amount of $250 million. The proceeds from the issuance of these senior unsecured notes were used to repay existing debt and for general corporate purposes. Year-to-date, the Company’s net debt borrowings increased by $115 million and $165 million in 2016 and 2015, respectively. As of October 1, 2016, the Company had a total of $1,782 million in outstanding debt, which consisted of $700 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Company’s credit agreement, $785 million borrowed under a revolving credit facility under the Company’s credit agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $3 million of unamortized debt issuance costs. At October 1, 2016, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $660 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of October 1, 2016, the Company had a total amount available to borrow under its credit agreement of $513 million after outstanding letters of credit. As of October 1, 2016, the Company was in compliance with all debt covenants.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased 1.8 million shares of the Company’s outstanding common stock during both 2016 and 2015 at a cost of $236 million and $249 million, respectively, under the May 2014 authorization and other previously announced programs. As of October 1, 2016, the Company had a total of $206 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $6 million of common stock related to the vesting of restricted stock units during both 2016 and 2015.

The Company received $59 million and $29 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2016 and 2015, respectively.

The Company had cash, cash equivalents and investments of $2,713 million as of October 1, 2016. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,664 million held by foreign subsidiaries at October 1, 2016, of which $263 million was held in currencies other than the U.S. dollar. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016. The Company reviewed its contractual obligations and commercial commitments as of October 1, 2016 and determined that there were no material changes from the information set forth in the Annual Report on Form 10-K, with the exception of the recently issued senior unsecured notes as described in Note 6, “Debt.”

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the nine months ended October 1, 2016, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2016, the Company expects to contribute a total of approximately $5 million to $10 million to the Company’s defined benefit plans.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, warranty, income taxes, pension and other postretirement benefit obligations, litigation, business combinations and asset acquisitions, valuation of contingent consideration and stock-based compensation. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended October 1, 2016. The Company did not make any changes in those policies during the nine months ended October 1, 2016.

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

•	Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the U.K. voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions of customers; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

There have been no material changes in the Company’s market risk during the nine months ended October 1, 2016. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officers), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2016 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the nine months ended October 1, 2016 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016. The Company reviewed its risk factors as of October 1, 2016 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended October 1, 2016 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 3 to July 30, 2016	—	$—	—	$274,675
July 31 to August 27, 2016	268	$156.69	265	$232,694
August 28 to October 1, 2016	175	$157.37	175	$205,578

Total	443	$156.96	440	$205,578

(1)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Senior Vice President and
Chief Financial Officer

Date: November 4, 2016