Form 10-Q/A
period 2016-10-01
WATERS CORP /DE/
filed 2016-11-07
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Waters Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2016 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q attached the incorrect data files. The correct XBRL data files are attached herewith.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing, other than the XBRL data referred to above.

Item 6:	Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *†	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *†	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.
†	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ EUGENE G. CASSIS
Eugene G. Cassis
Senior Vice President and
Chief Financial Officer

Date: November 7, 2016