Form 10-Q
period 2017-04-01
WATERS CORP /DE/
filed 2017-05-05
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock as of April 28, 2017: 80,037,534

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$584,444	$505,631
Investments	2,382,019	2,307,401
Accounts receivable, less allowances for doubtful accounts and sales returns of $8,046 and $8,657 at April 1, 2017 and December 31, 2016, respectively	461,755	489,340
Inventories	279,976	262,682
Other current assets	70,230	70,391

Total current assets	3,778,424	3,635,445
Property, plant and equipment, net	334,382	337,118
Intangible assets, net	211,049	207,055
Goodwill	353,796	352,080
Other assets	133,052	130,361

Total assets	$4,810,703	$4,662,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$225,285	$125,297
Accounts payable	66,929	67,740
Accrued employee compensation	29,872	57,465
Deferred revenue and customer advances	201,979	148,837
Accrued income taxes	2,892	15,244
Accrued warranty	12,998	13,391
Other current liabilities	92,256	92,347

Total current liabilities	632,211	520,321
Long-term liabilities:
Long-term debt	1,642,099	1,701,966
Long-term portion of retirement benefits	72,565	72,568
Long-term income tax liabilities	9,782	10,458
Other long-term liabilities	59,232	54,797

Total long-term liabilities	1,783,678	1,839,789

Total liabilities	2,415,889	2,360,110

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 1, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 159,196 and 158,634 shares issued, 80,001 and 80,023 shares outstanding at April 1, 2017 and December 31, 2016, respectively	1,592	1,586
Additional paid-in capital	1,653,973	1,607,241
Retained earnings	5,490,626	5,385,069
Treasury stock, at cost, 79,195 and 78,611 shares at April 1, 2017 and December 31, 2016, respectively	(4,564,840)	(4,475,667)
Accumulated other comprehensive loss	(186,537)	(216,280)

Total stockholders’ equity	2,394,814	2,301,949

Total liabilities and stockholders’ equity	$4,810,703	$4,662,059

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues:
Product sales	$324,296	$307,857

Service sales	173,673	167,389

Total net sales	497,969	475,246

Costs and operating expenses:
Cost of product sales	133,156	129,258

Cost of service sales	77,939	71,893

Selling and administrative expenses	130,524	129,351

Research and development expenses	30,752	29,438

Purchased intangibles amortization	1,729	2,644

Acquired in-process research and development	5,000	—

Total costs and operating expenses	379,100	362,584

Operating income	118,869	112,662

Interest expense	(12,725)	(10,119)

Interest income	7,343	4,087

Income from operations before income taxes	113,487	106,630

Provision for income taxes	7,930	12,578

Net income	$105,557	$94,052

Net income per basic common share	$1.32	$1.16

Weighted-average number of basic common shares	80,073	81,275

Net income per diluted common share	$1.31	$1.15

Weighted-average number of diluted common shares and equivalents	80,769	81,974

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$105,557	$94,052

Other comprehensive income:

Foreign currency translation	29,141	16,051

Unrealized gains on investments before income taxes	588	3,289
Income tax expense	(22)	(93)

Unrealized gains on investments, net of tax	566	3,196

Retirement liability adjustment before reclassifications	(456)	(1,000)
Amounts reclassified to selling and administrative expenses	836	810

Retirement liability adjustment before income taxes	380	(190)
Income tax expense	(344)	(278)

Retirement liability adjustment, net of tax	36	(468)

Other comprehensive income	29,743	18,779

Comprehensive income	$135,300	$112,831

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$105,557	$94,052
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,655	15,841
Deferred income taxes	6,168	3,740
Depreciation	12,783	12,356
Amortization of intangibles	10,167	11,075
Excess tax benefit related to stock-based compensation plans	—	1,619
In-process research and development charge	5,000	—
Change in operating assets and liabilities:
Decrease in accounts receivable	35,110	38,254
Increase in inventories	(10,473)	(20,488)
(Increase) decrease in other current assets	(4,057)	1,037
Increase in other assets	(1,040)	(3,421)
Decrease in accounts payable and other current liabilities	(50,072)	(43,632)
Increase in deferred revenue and customer advances	50,616	45,586
Increase in other liabilities	5,795	5,486

Net cash provided by operating activities	174,209	161,505
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(17,711)	(24,652)
Investment in unaffiliated company	(7,000)	—
Purchases of investments	(823,335)	(685,568)
Maturities and sales of investments	750,997	512,397

Net cash used in investing activities	(97,049)	(197,823)
Cash flows from financing activities:
Proceeds from debt issuances	40,000	110,177
Payments on debt	(12)	(60,000)
Proceeds from stock plans	38,259	8,191
Purchases of treasury shares	(89,173)	(95,489)
Payments for derivative contracts	(1,438)	(1,895)

Net cash used in financing activities	(12,364)	(39,016)
Effect of exchange rate changes on cash and cash equivalents	14,017	4,056

Increase (decrease) in cash and cash equivalents	78,813	(71,278)
Cash and cash equivalents at beginning of period	505,631	487,665

Cash and cash equivalents at end of period	$584,444	$416,387

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1 Basis of Presentation and Summary of Significant Accounting Policies

Waters Corporation (the “Company”) is a specialty measurement company that has pioneered chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for nearly 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC®” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using a common software platform. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS instruments are used in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA® product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments, and are typically purchased by customers as part of the instrument system.

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2017 and 2016 ended on April 1, 2017 and April 2, 2016, respectively.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All inter-company balances and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission on February 24, 2017.

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

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 1, 2017 and December 31, 2016, $2,929 million out of $2,966 million and $2,766 million out of $2,813 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $295 million out of $2,966 million and $261 million out of $2,813 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 1, 2017 and December 31, 2016, respectively.

Other Investments

During the three months ended April 1, 2017, the Company made a $7 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. This investment will be accounted for under the cost method of accounting.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 1, 2017 (in thousands):

	Total at April 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$522,012	$—	$522,012	$—
Foreign government securities	3,981	—	3,981	—
Corporate debt securities	1,769,436	—	1,769,436	—
Time deposits	305,462	—	305,462	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	32,894	32,894	—	—
Foreign currency exchange contracts	183	—	183	—

Total	$2,634,115	$32,894	$2,601,221	$—

Liabilities:
Contingent consideration	$3,010	$—	$—	$3,010
Foreign currency exchange contracts	985	—	985	—

Total	$3,995	$—	$985	$3,010

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 (in thousands):

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

Fair Value of 401(k) Restoration Plan Assets

The 401(k) Restoration Plan is a nonqualified defined contribution plan and the assets were held in registered mutual funds and have been classified as Level 1. The fair values of the assets in this plan are determined through market and observable sources from daily quoted prices on nationally recognized securities exchanges.

Fair Value of Cash Equivalents, Investment and Foreign Currency Exchange Contracts

The fair values of the Company’s cash equivalents, investments and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of April 1, 2017 and December 31, 2016. There were no transfers between the levels of the fair value hierarchy during the three months ended April 1, 2017.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million at both April 1, 2017 and December 31, 2016, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034. There have been no changes in significant assumptions since December 31, 2016 and the change in fair value since then is primarily due to change in time value of money.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $610 million at both April 1, 2017 and December 31, 2016. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $608 million and $603 million at April 1, 2017 and December 31, 2016, respectively, using Level 2 inputs.

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

Principal hedged currencies include the Euro, Japanese yen, British pound, Mexican peso and Brazilian real. At April 1, 2017 and December 31, 2016, the Company held foreign currency exchange contracts with notional amounts totaling $124 million and $120 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	April 1, 2017	December 31, 2016
Other current assets	$183	$60
Other current liabilities	$985	$730

The following is a summary of the activity included in cost of sales in the statements of operations related to the foreign currency exchange contracts (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Realized losses on closed contracts	$(1,438)	$(1,895)
Unrealized losses on open contracts	(132)	(28)

Cumulative net pre-tax losses	$(1,570)	$(1,923)

Stockholders’ Equity

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. During the three months ended April 1, 2017 and April 2, 2016, the Company repurchased 0.5 million and 0.7 million shares of the Company’s outstanding common stock at a cost of $82 million and $89 million, respectively, under the May 2014 authorization. The Company has a total of $41 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

stock units during the three months ended April 1, 2017 and April 2, 2016, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
April 1, 2017	$13,391	$1,815	$(2,208)	$12,998
April 2, 2016	$13,349	$1,681	$(2,198)	$12,832

Restructuring and Other Charges

During the three months ended April 1, 2017, the Company incurred $9 million of severance costs associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive. During the three months ended April 2, 2016, the Company incurred $3 million of severance costs associated with an organizational restructuring. At April 1, 2017, the Company had $6 million of severance costs accrued in other current liabilities.

Acquired In-process Research and Development

During the three months ended April 1, 2017, the Company incurred a $5 million charge for acquired in-process research and development related to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	April 1, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$522,628	$96	$(712)	$522,012
Foreign government securities	3,981	—	—	3,981
Corporate debt securities	1,770,252	916	(1,732)	1,769,436
Time deposits	305,462	—	—	305,462
Equity securities	77	70	—	147

Total	$2,602,400	$1,082	$(2,444)	$2,601,038

Amounts included in:
Cash equivalents	$219,022	$—	$(3)	$219,019
Investments	2,383,378	1,082	(2,441)	2,382,019

Total	$2,602,400	$1,082	$(2,444)	$2,601,038

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$570,695	$253	$(635)	$570,313
Foreign government securities	17,999	—	(8)	17,991
Corporate debt securities	1,645,468	496	(2,126)	1,643,838
Time deposits	199,906	—	—	199,906
Equity securities	77	70	—	147

Total	$2,434,145	$819	$(2,769)	$2,432,195

Amounts included in:
Cash equivalents	$124,793	$1	$—	$124,794
Investments	2,309,352	818	(2,769)	2,307,401

Total	$2,434,145	$819	$(2,769)	$2,432,195

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	April 1, 2017	December 31, 2016
Due in one year or less	$1,456,067	$1,388,537
Due after one year through three years	839,362	843,605

Total	$2,295,429	$2,232,142

3 Inventories

Inventories are classified as follows (in thousands):

	April 1, 2017	December 31, 2016
Raw materials	$91,981	$95,430
Work in progress	17,598	16,585
Finished goods	170,397	150,667

Total inventories	$279,976	$262,682

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $354 million and $352 million at April 1, 2017 and December 31, 2016, respectively. During the three months ended April 1, 2017, the effect of foreign currency translation increased goodwill by $2 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	April 1, 2017			December 31, 2016
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$372,247	$235,359	5 years	$355,973	$223,572	5 years
Purchased intangibles	163,667	129,710	11 years	162,180	127,045	11 years
Trademarks and IPR&D	13,623	—	—	13,544	—	—
Licenses	5,218	4,017	6 years	4,632	3,851	6 years
Patents and other
intangibles	63,367	37,987	8 years	61,646	36,452	8 years

Total	$618,122	$407,073	7 years	$597,975	$390,920	7 years

During the three months ended April 1, 2017, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $10 million and $6 million, respectively. Amortization expense for intangible assets was $10 million and $11 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Amortization expense for intangible assets is estimated to be approximately $43 million per year for each of the next five years.

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

The interest rates applicable to the Amended Credit Agreement are, at the Company’s option, equal to either the alternate base rate calculated daily (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2% per annum, or (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 basis points to 12.5 basis points for alternate base rate loans and between 80 basis points and 117.5 basis points for adjusted LIBO rate loans. The facility fee on the Amended Credit Agreement ranges between 7.5 basis points and 20 basis points. The Amended Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the Amended Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.

At April 1, 2017, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $745 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had a total of $700 million of outstanding senior unsecured notes as of April 1, 2017 and December 31, 2016. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at April 1, 2017 and December 31, 2016 (in thousands):

	April 1, 2017	December 31, 2016
Foreign subsidiary lines of credit	$285	$297
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	—
Credit agreements	125,000	125,000

Total notes payable and debt	225,285	125,297

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series D - 3.22%, due March 2018	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series J - floating rate**, due May 2024	40,000	40,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreements	1,045,000	1,005,000
Unamortized debt issuance costs	(2,901)	(3,034)

Total long-term debt	1,642,099	1,701,966

Total debt	$1,867,384	$1,827,263

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of April 1, 2017 and December 31, 2016, the Company had a total amount available to borrow under existing credit agreements of $428 million and $468 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.68% and 2.55% at April 1, 2017 and December 31, 2016, respectively. As of April 1, 2017, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $81 million and $79 million at April 1, 2017 and December 31, 2016, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At April 1, 2017 and December 31, 2016, the weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.49%, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the Company’s marginal effective tax rates were approximately 37.5%, 12.5%, 19.25% and 0%, respectively, as of April 1, 2017. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first quarter of 2017 and 2016, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $5 million and $4 million, respectively, and increased the Company’s net income per diluted share by $0.06 and $0.05, respectively.

The Company’s effective tax rate for the quarter was 7.0% and 11.8% for 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 can be primarily attributed to the adoption of new accounting guidance related to stock-based compensation, which decreased income tax expense by $7 million and decreased the Company’s effective tax rate by 6.3 percentage points in the first quarter of 2017. See Note 12 for further information regarding the adoption of this standard. In addition, the provision for income taxes for the first quarter of 2016 included a quarter-specific tax benefit associated with modifications to certain stock-based compensation awards. The remaining differences between the effective tax rate in 2017 and 2016 can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

	April 1, 2017	April 2, 2016
Balance at the beginning of the period	$9,964	$14,450
Net changes in uncertain tax benefits	(717)	(790)

Balance at the end of the period	$9,247	$13,660

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2012. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2013 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 1, 2017, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $4 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

7 Stock-Based Compensation

The Company maintains various shareholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units and performance stock units). In the first quarter of 2017, the Company adopted new accounting guidance related to stock-based compensation, see Note 12 for further information regarding the adoption of this standard.

The Company accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all share-based payments to employees be recognized in the statements of

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

operations based on their grant date fair values. The Company recognizes the expense using the straight-line attribution method. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. The new stock-based compensation accounting guidance offers the option of recognizing forfeitures as they occur or estimating forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to remain consistent with prior periods and estimate forfeitures at the time of grant and, if necessary, revise in subsequent periods in which actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the three months ended April 1, 2017 and April 2, 2016 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Cost of sales	$738	$671
Selling and administrative expenses	7,188	13,969
Research and development expenses	729	1,201

Total stock-based compensation	$8,655	$15,841

During the three months ended April 2, 2016, the Company recognized $7 million of stock-based compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 1, 2017 and April 2, 2016 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 1, 2017	April 2, 2016
Options issued in thousands	207	86
Risk-free interest rate	2.2%	1.5%
Expected life in years	6	5
Expected volatility	0.232	0.286
Expected dividends	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	April 1, 2017	April 2, 2016
Exercise price	$149.74	$122.65
Fair value	$40.39	$34.63

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the three months ended April 1, 2017 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price
Outstanding at December 31, 2016	2,697	$38.09 to $139.51	$106.55
Granted	207	$136.43 to $154.33	$149.74
Exercised	(415)	$41.20 to $128.93	$89.05
Canceled	(43)	$87.06 to $136.43	$113.05

Outstanding at April 1, 2017	2,446	$38.09 to $154.33	$113.06

Restricted Stock

During the three months ended April 1, 2017, the Company granted seven thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $136.43 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended April 1, 2017 (in thousands, except for per share data):

	Shares	Weighted-Average Price
Unvested at December 31, 2016	453	$110.34
Granted	105	$154.08
Vested	(131)	$105.13
Forfeited	(11)	$111.50

Unvested at April 1, 2017	416	$122.99

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

Performance Stock Units

During three months ended April 1, 2017, the Company issued performance stock units, which are equity compensation awards with a market vesting condition based on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the components of the S&P Health Care Index. TSR is the change in value of a stock price over time, including the reinvestment of dividends. The vesting schedule ranges from 0% to 200% of the target shares awarded.

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during 2017 is as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2017
Performance stock units issued in thousands	20
Risk-free interest rate	1.5%
Expected life in years	3
Expected volatility	0.232
Average volatility of peer companies	0.261
Correlation coefficient	0.385
Expected dividends	—

The following table summarizes the unvested performance stock unit award activity for the three months ended April 1, 2017 (in thousands, except for per share data):

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2016	27	$171.16
Granted	20	$198.78

Unvested at April 1, 2017	47	$184.40

8 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 1, 2017
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$105,557	80,073	$1.32
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	696	(0.01)

Net income per diluted common share	$105,557	80,769	$1.31

	Three Months Ended April 2, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$94,052	81,275	$1.16
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	699	(0.01)

Net income per diluted common share	$94,052	81,974	$1.15

For the three months ended April 1, 2017 and April 2, 2016, the Company had 1.1 million and 1.2 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

9 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(170,566)	$(43,894)	$(1,820)	$(216,280)
Other comprehensive income, net of tax	29,141	36	566	29,743

Balance at April 1, 2017	$(141,425)	$(43,858)	$(1,254)	$(186,537)

10 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three months ended April 1, 2017 and April 2, 2016 is as follows (in thousands):

	Three Months Ended
	April 1, 2017			April 2, 2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$101	$103	$1,251	$94	$116	$1,218
Interest cost	1,719	150	358	1,745	135	421
Expected return on plan assets	(2,663)	(147)	(402)	(2,417)	(130)	(399)
Net amortization:
Prior service credit	—	—	(46)	—	—	(45)
Net actuarial loss	651	—	231	667	—	188

Net periodic pension (benefit) cost	$(192)	$106	$1,392	$89	$121	$1,383

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Product net sales:
Waters instrument systems	$197,789	$188,529
Chemistry	87,903	84,150
TA instrument systems	38,604	35,178

Total product sales	324,296	307,857

Service net sales:
Waters service	157,734	151,514
TA service	15,939	15,875

Total service sales	173,673	167,389

Total net sales	$497,969	$475,246

12 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In July 2015, accounting guidance was issued which clarifies the measurement of inventory. The new guidance requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017 and this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2016, accounting guidance was issued which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The new guidance is required to be adopted on a prospective basis for the statement of operations and the Company has elected to retrospectively apply the cash flow aspects of this new guidance. In addition, the Company has elected to continue to estimate forfeitures at the time of grant and update forfeiture estimates throughout the requisite service period. The Company adopted this standard as of January 1, 2017 and recognized an excess tax benefit related to stock-based compensation in the first quarter of 2017, which decreased income tax expense by $7 million and added $0.09 to net income per diluted share. These excess tax benefits were previously recorded in equity and there were no cumulative-effect adjustments to retained earnings as a result of the adoption of this standard. In addition, the Company reclassified $2 million of excess tax benefits related to stock-based compensation for the first quarter of 2016 from cash flows from financing activities to cash flows from operating activities.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

In February 2016, accounting guidance was issued regarding the accounting for leases. This new comprehensive lease standard amends various aspects of existing accounting guidance for leases. The core principle of the new guidance will require lessees to present the assets and liabilities that arise from leases on their balance sheets. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company expects that the adoption of this standard will have a material effect on the Company’s balance sheet classifications; however, it is not expected to have an overall material impact on the Company’s results of operations and cash flows.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

In March 2017, accounting guidance was issued regarding the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer disaggregate the service cost component from other components of net benefit cost, with service cost reported in the same line items as other compensation costs and the other components of net benefit costs presented outside income from operations. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

In March 2017, accounting guidance was issued to amend the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amortization period for certain callable debt securities will be shortened to end at the earliest call date. This guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

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

The Company’s operating results are as follows for the three months ended April 1, 2017 and April 2, 2016 (in thousands, except per share data):

	Three Months Ended
	April 1, 2017	April 2, 2016	% Change
Revenues:
Product sales	$324,296	$307,857	5%
Service sales	173,673	167,389	4%

Total net sales	497,969	475,246	5%
Costs and operating expenses:
Cost of sales	211,095	201,151	5%
Selling and administrative expenses	130,524	129,351	1%
Research and development expenses	30,752	29,438	4%
Acquired in-process research and development	5,000	—	—
Purchased intangibles amortization	1,729	2,644	(35%)

Operating income	118,869	112,662	6%
Operating income as a % of sales	23.9%	23.7%

Interest expense, net	(5,382)	(6,032)	(11%)

Income from operations before income taxes	113,487	106,630	6%
Provision for income taxes	7,930	12,578	(37%)

Net income	$105,557	$94,052	12%

Net income per diluted common share	$1.31	$1.15	14%

Sales in the first quarter of 2017 grew 5% as compared with the first quarter of 2016, with foreign currency translation reducing sales growth by 1%. This growth was driven by continued strength in our pharmaceutical and industrial markets, partially offset by a decline in sales to our governmental and academic customers. Recent acquisitions had a minimal impact on sales growth in the first quarter of 2017.

Instrument systems grew at 6% while recurring revenues (combined sales of chemistry consumables and services) grew at 4%. Recurring revenues were negatively impacted by two fewer calendar days in the first quarter of 2017 as compared to the first quarter of 2016. Foreign currency translation reduced instrument system and recurring revenue sales growth by 1% and 2%, respectively.

Geographically, sales growth was positive in all regions, except the U.S. and Japan. Sales in Asia excluding Japan grew at a double-digit rate with strong demand in China and India for our products and services. The decline in sales in the U.S. and Japan in the first quarter of 2017 was due to lower demand from pharmaceutical and industrial customers in these markets compared to the first quarter of 2016.

In the first quarter of 2017, sales to pharmaceutical customers increased 8% as compared to the first quarter of 2016. This increase was driven by the increasing need for global access to prescription drugs and the testing of newer and more complex biologic drugs. Combined sales to industrial customers (including sales to industrial chemical, nutritional safety and environmental customers) increased 5% for the quarter due to the increasing need for food quality and food safety testing and fine chemical applications. Combined global sales to governmental and academic customers decreased 9% for the quarter. Sales to governmental and academic customers declined in all regions except the Americas, where sales grew 29%. Sales to governmental and academic customers are highly dependent on when institutions receive the funding to purchase our instrument systems and, as such, sales growth rates can vary significantly from quarter to quarter.

Operating income was $119 million in the first quarter of 2017, an increase of 6% as compared to the first quarter of 2016. This increase in the first quarter of 2017 was primarily a result of the positive effects achieved from the higher sales volume and favorable effect of foreign currency translation, partially offset by the $9 million of severance costs associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive and the $5 million charge relating to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized. In addition, the change in operating income was also impacted by the $7 million expense incurred in the first quarter of 2016 related to the acceleration of certain stock awards.

In the first quarter of 2017, the Company adopted a new accounting standard that requires the excess tax benefit or deficiency on stock-based compensation to be included in the statement of operations as a component of the provision for income taxes; whereas previously it was recognized in equity. As a result, the Company recorded a tax benefit on stock-based compensation in the first quarter of 2017 that decreased income tax expense by $7 million and added $0.09 to net income per diluted share. Additionally, this standard required the Company to present the tax benefit in the Consolidated Statements of Cash Flows as an operating activity, whereas in the past this tax benefit was reflected as a financing activity. All prior periods presented have been adjusted accordingly.

The Company generated $174 million and $162 million of net cash flows from operations in the first quarter of 2017 and 2016, respectively. The increase in operating cash flow was primarily a result of the increase in sales and net income. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $18 million and $25 million for the first quarter of 2017 and 2016, respectively. In addition, the 2017 cash flow from investing activities included a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets.

Within cash flows used in financing activities, the Company received $38 million and $8 million of proceeds from stock plans in the first quarter of 2017 and 2016, respectively. The Company repurchased $82 million and $89 million of the Company’s outstanding common stock in the first quarter of 2017 and 2016, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016	% Change
Net Sales:
United States	$139,234	$148,954	(7%)
Europe	128,213	125,032	3%
Asia:
China	85,122	70,821	20%
Japan	41,297	44,423	(7%)
Asia Other	68,687	56,229	22%

Total Asia	195,106	171,473	14%
Other	35,416	29,787	19%

Total net sales	$497,969	$475,246	5%

In the first quarter of 2017, the decrease in sales in the U.S. and Japan was primarily a result of a decline in instrument system sales to pharmaceutical and industrial customers as compared to the first quarter of 2016. Europe’s sales growth for the quarter was driven by TA’s sales to industrial customers and was negatively impacted by the effect of foreign currency translation, which decreased sales growth by 6%. China achieved strong sales growth across all product classes, which was driven by sales to pharmaceutical and industrial customers. Sales to the rest of Asia experienced double-digit growth across all product and customer classes, with the exception of a decline in sales to governmental and academic customers, and were primarily driven by India. Sales to the rest of the world increased in all product and customer classes, with the exception of a decline in TA sales.

Waters Net Sales

Net sales for Waters products and services are as follows for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

	Three Months Ended
	April 1, 2017	% of Total	April 2, 2016	% of Total	% Change
Waters instrument systems	$197,789	45%	$188,529	44%	5%
Chemistry	87,903	19%	84,150	20%	4%

Total Waters product sales	285,692	64%	272,679	64%	5%
Waters service	157,734	36%	151,514	36%	4%

Total Waters net sales	$443,426	100%	$424,193	100%	5%

The increase in Waters instrument system sales (LC and MS technology-based) in the first quarter of 2017 was primarily attributable to higher sales of HPLC, UPLC, ACQUITY® ArcTM, QDa® and Vion® IMS Q-TofTM instrument systems, as well as other LC-MS systems that incorporate the Company’s benchtop tandem quadrupole technologies. Chemistry consumables sales increased on the uptake in ACQUITY columns, CORTECS® columns and application-specific testing kits. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers. Foreign currency translation reduced both chemistry consumable and services sales growth by 2%. The overall effect of foreign currency translation reduced Waters product and service sales growth by 1% in the first quarter of 2017.

In the first quarter of 2017, Waters sales increased 15% in Asia and were primarily driven by China and India, as sales grew 21% and 19%, respectively, on strong demand for the Company’s products and services from pharmaceutical and industrial customers. Waters sales in the U.S. and Japan decreased 8% and 5%, respectively, and were due to lower demand from pharmaceutical and industrial customers in these markets compared to the first quarter of 2016. Waters sales in Europe were flat, as the effect of foreign currency translation decreased sales in Europe by 7%.

TA Net Sales

Net sales for TA products and services are as follows for the three months ended April 1, 2017 and April 2, 2016 (in thousands):

	Three Months Ended
	April 1, 2017	% of Total	April 2, 2016	% of Total	% Change
TA instrument systems	$38,604	71%	$35,178	69%	10%
TA service	15,939	29%	15,875	31%	—

Total TA net sales	$54,543	100%	$51,053	100%	7%

The increase in TA instrument system sales in the first quarter of 2017 was primarily driven by thermal growth being fueled by continued acceptance of the recently introduced Discovery product line, while rheology saw strong performance across the entire range of products in the portfolio. Recent acquisitions increased TA sales by 3% and the effect of foreign currency translation had a minimal impact on TA sales in 2017.

Geographically, TA sales increased 2% in the U.S. and 29% in Europe, with the effects of foreign currency translation reducing European sales by 7%. TA’s total sales in Asia increased 3%, with sales growth of 10% in China offset by a 19% decline in Japan. TA sales to the rest of the world decreased 15% in the quarter.

Cost of Sales

The increase in cost of sales for the first quarter of 2017 as compared with the first quarter of 2016 was consistent with the increase in sales volume. In 2017, cost of sales included the benefit of a weaker British pound, which reduced the Company’s U.K. manufacturing costs when translated into U.S. dollars. The weakening of the British pound began with the announcement that the U.K. would be exiting the European Union.

Cost of sales are affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects that the impact of foreign currency translation may negatively impact gross profit during the rest of 2017, as the benefits from the weakening of the British pound are expected to be offset by the impact of the weakening of all other major currencies.

Selling and Administrative Expenses

Selling and administrative expenses increased 1% for the quarter. This nominal increase is attributable to the cost of headcount additions, higher merit compensation costs, and $9 million of severance-related costs in connection with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive, offset by the effect of foreign currency translation which reduced expenses by 3% and the $7 million expense related to the acceleration of certain stock awards in 2016.

As a percentage of net sales, selling and administrative expenses were 26.2% and 27.2% for the first quarter of 2017 and 2016, respectively.

Research and Development Expenses

Research and development expenses increased 4% for the quarter, as an increase in additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives were offset by the favorable effect of foreign currency translation on the Company’s research and development initiatives in the U.K., resulting from the weakening of the British pound against the U.S. dollar.

Acquired In-Process Research and Development

During the first quarter of 2017, the Company incurred a $5 million charge for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. The licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and may occur over multiple years.

Interest Expense, Net

The decrease in net interest expense for the first quarter of 2017 was primarily attributable to higher income earned on increased cash, cash equivalents and investment balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the Company’s marginal effective tax rates were approximately 37.5%, 12.5%, 19.25% and 0%, respectively, as of April 1, 2017. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first quarter of 2017 and 2016, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $5 million and $4 million, respectively, and increased the Company’s net income per diluted share by $0.06 and $0.05, respectively.

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

The Company’s effective tax rate for the quarter was 7.0% and 11.8% for 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 can be primarily attributed to the adoption of new accounting guidance related to stock-based compensation, which decreased income tax expense by $7 million and decreased the Company’s effective tax rate by 6.3 percentage points in the first quarter of 2017. In addition, the provision for income taxes for the first quarter of 2016 included a quarter-specific tax benefit associated with modifications to certain stock-based compensation awards. The remaining differences between the effective tax rate in 2017 and 2016 can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$105,557	$94,052
Depreciation and amortization	22,950	23,431
Stock-based compensation	8,655	15,841
Deferred income taxes	6,168	3,740
Change in accounts receivable	35,110	38,254
Change in inventories	(10,473)	(20,488)
Change in accounts payable and other current liabilities	(50,072)	(43,632)
Change in deferred revenue and customer advances	50,616	45,586
Other changes	5,698	4,721

Net cash provided by operating activities	174,209	161,505
Net cash used in investing activities	(97,049)	(197,823)
Net cash used in financing activities	(12,364)	(39,016)
Effect of exchange rate changes on cash and cash equivalents	14,017	4,056

Increase (decrease) in cash and cash equivalents	$78,813	$(71,278)

Cash Flow from Operating Activities

Net cash provided by operating activities was $174 million and $162 million in the three months ended April 1, 2017 and April 2, 2016, respectively. The changes within net cash provided by operating activities in the first quarter of 2017 as compared to the first quarter of 2016 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•	The change in accounts receivable was primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 84 days at both April 1, 2017 and April 2, 2016.

•	The change in inventory was primarily attributable to anticipated annual increases in sales volumes, as well as new product launches.

•	The change in accounts payable and other current liabilities was a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, as a result of the adoption of a new accounting standard related to stock-based compensation, the Company reclassified $2 million of excess tax benefits related to stock-based compensation for the first quarter of 2016 from cash flows from financing activities to cash flows from operating activities.

Cash Used in Investing Activities

Net cash used in investing activities in the quarter totaled $97 million and $198 million in the first quarter of 2017 and 2016, respectively. Additions to fixed assets and capitalized software were $18 million and $25 million in the first quarter of 2017 and 2016, respectively. During the first quarter of 2017 and 2016, the Company purchased $823 million and $686 million of investments, respectively, while $751 million and $512 million of investments matured, respectively. Cash flow from investing activities in the first quarter of 2017 included a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. There were no business acquisitions in the first quarter of 2016.

Cash Used in Financing Activities

During the first quarter of 2017 and 2016, the Company’s net debt borrowings increased by $40 million and $50 million, respectively. As of April 1, 2017, the Company had a total of $1,867 million in outstanding debt, which consisted of $700 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Company’s credit agreement, $870 million borrowed under a revolving credit facility under the Company’s credit agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $3 million of unamortized debt issuance costs. At April 1, 2017, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $745 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of April 1, 2017, the Company had a total amount available to borrow under its credit agreement of $428 million after outstanding letters of credit. As of April 1, 2017, the Company was in compliance with all debt covenants.

In May 2014, the Company’s Board of Directors authorized the Company to repurchase up to $750 million of its outstanding common stock over a three-year period. The Company repurchased 0.5 million shares of the Company’s outstanding common stock during both the first quarter of 2017 and the first quarter of 2016 at a cost of $82 million and $89 million, respectively, under the May 2014 authorization. As of April 1, 2017, the Company had a total of $41 million authorized for future repurchases under the May 2014 plan. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during the first quarter of 2017 and 2016, respectively.

The Company received $38 million and $8 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in the first quarter of 2017 and 2016, respectively.

The Company had cash, cash equivalents and investments of $2,966 million as of April 1, 2017. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $2,929 million held by foreign subsidiaries at April 1, 2017, of which $295 million were held in currencies other than U.S. dollars. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

Management believes, as of the date of this report, that its financial position, particularly in the U.S., along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. In addition, there have been no recent significant changes to the Company’s financial position, nor are there any anticipated changes, to warrant a material adjustment related to indefinitely reinvested foreign earnings.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2017. The Company reviewed its contractual obligations and commercial commitments as of April 1, 2017 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 1, 2017. The Company did not make any changes in those policies during the three months ended April 1, 2017.

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

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the U.K. voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand by the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the Food and Drug Administration and Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices, such as the recently adopted accounting pronouncement regarding employee share-based payment accounting; the impact and costs of changes in statutory or contractual tax rates; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 1, 2017 and December 31, 2016, $2,929 million out of $2,966 million and $2,766 million out of $2,813 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $295 million out of $2,966 million and $261 million out of $2,813 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 1, 2017 and December 31, 2016, respectively.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of April 1, 2017 would decrease by approximately $30 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the three months ended April 1, 2017. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officers), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2017 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended April 1, 2017 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017. The Company reviewed its risk factors as of April 1, 2017 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended April 1, 2017 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 28, 2017	2	$137.56	—	$123,413
January 29 to February 25, 2017	265	$149.25	240	$87,663
February 26 to April 1, 2017	318	$155.21	300	$41,013

Total	585	$152.44	540	$41,013

(1)	In addition to the stock repurchase program described below, the Company repurchased 45 thousand shares of its outstanding common stock in relation to the vesting of restricted stock units.
(2)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period.

Item 6:	Exhibits

Exhibit Number	Description of Document

10.1	Form of Change in Control/Severance Agreement (1)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 23, 2017 (File No. 001-14010).
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ SHERRY L. BUCK
Sherry L. Buck
Senior Vice President and Chief Financial Officer

Date: May 5, 2017