Form 10-Q
period 2017-07-01
WATERS CORP /DE/
filed 2017-08-04
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of July 28, 2017: 79,823,570

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$567,255	$505,631
Investments	2,558,691	2,307,401
Accounts receivable, less allowances for doubtful accounts and sales returns of $9,585 and $8,657 at July 1, 2017 and December 31, 2016, respectively	462,811	489,340
Inventories	287,139	262,682
Other current assets	71,339	70,391

Total current assets	3,947,235	3,635,445
Property, plant and equipment, net	338,860	337,118
Intangible assets, net	219,092	207,055
Goodwill	357,122	352,080
Other assets	134,436	130,361

Total assets	$4,996,745	$4,662,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$225,233	$125,297
Accounts payable	71,055	67,740
Accrued employee compensation	34,140	57,465
Deferred revenue and customer advances	208,606	148,837
Accrued income taxes	1,405	15,244
Accrued warranty	12,864	13,391
Other current liabilities	99,986	92,347

Total current liabilities	653,289	520,321
Long-term liabilities:
Long-term debt	1,687,233	1,701,966
Long-term portion of retirement benefits	72,381	72,568
Long-term income tax liabilities	8,682	10,458
Other long-term liabilities	56,521	54,797

Total long-term liabilities	1,824,817	1,839,789

Total liabilities	2,478,106	2,360,110
Commitments and contingencies (Notes 5, 6, 7 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 1, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 159,437 and 158,634 shares issued, 79,811 and 80,023 shares outstanding at July 1, 2017 and December 31, 2016, respectively	1,594	1,586
Additional paid-in capital	1,683,873	1,607,241
Retained earnings	5,622,448	5,385,069
Treasury stock, at cost, 79,626 and 78,611 shares at July 1, 2017 and December 31, 2016, respectively	(4,641,501)	(4,475,667)
Accumulated other comprehensive loss	(147,775)	(216,280)

Total stockholders’ equity	2,518,639	2,301,949

Total liabilities and stockholders’ equity	$4,996,745	$4,662,059

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Revenues:
Product sales	$372,838	$359,687
Service sales	185,412	176,873

Total net sales	558,250	536,560
Costs and operating expenses:
Cost of product sales	148,023	144,814
Cost of service sales	81,604	75,565
Selling and administrative expenses	130,190	129,581
Research and development expenses	32,937	32,578
Litigation provisions	10,018	—
Purchased intangibles amortization	1,693	2,411

Total costs and operating expenses	404,465	384,949

Operating income	153,785	151,611
Interest expense	(14,083)	(10,983)
Interest income	8,370	4,827

Income from operations before income taxes	148,072	145,455
Provision for income taxes	16,250	17,238

Net income	$131,822	$128,217

Net income per basic common share	$1.65	$1.59
Weighted-average number of basic common shares	79,979	80,804
Net income per diluted common share	$1.63	$1.57
Weighted-average number of diluted common shares and equivalents	80,756	81,455

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Revenues:
Product sales	$697,134	$667,544
Service sales	359,085	344,262

Total net sales	1,056,219	1,011,806
Costs and operating expenses:
Cost of product sales	281,179	274,072
Cost of service sales	159,543	147,458
Selling and administrative expenses	260,714	258,932
Research and development expenses	63,689	62,016
Litigation provisions	10,018	—
Acquired in-process research and development	5,000	—
Purchased intangibles amortization	3,422	5,055

Total costs and operating expenses	783,565	747,533

Operating income	272,654	264,273
Interest expense	(26,808)	(21,102)
Interest income	15,713	8,914

Income from operations before income taxes	261,559	252,085
Provision for income taxes	24,180	29,816

Net income	$237,379	$222,269

Net income per basic common share	$2.97	$2.74
Weighted-average number of basic common shares	80,029	81,043
Net income per diluted common share	$2.94	$2.72
Weighted-average number of diluted common shares and equivalents	80,769	81,663

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$131,822	$128,217	$237,379	$222,269
Other comprehensive income (loss):
Foreign currency translation	38,241	(31,485)	67,382	(15,434)
Unrealized gains on investments before income taxes	794	1,881	1,382	5,170
Income tax expense	(77)	(76)	(99)	(169)

Unrealized gains on investments, net of tax	717	1,805	1,283	5,001
Retirement liability adjustment before reclassifications	(1,075)	501	(1,531)	(499)
Amounts reclassified to selling and administrative expenses	922	810	1,758	1,620

Retirement liability adjustment before income taxes	(153)	1,311	227	1,121
Income tax expense	(43)	(613)	(387)	(891)

Retirement liability adjustment, net of tax	(196)	698	(160)	230
Other comprehensive income (loss)	38,762	(28,982)	68,505	(10,203)

Comprehensive income	$170,584	$99,235	$305,884	$212,066

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$237,379	$222,269
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,794	24,237
Deferred income taxes	5,208	637
Depreciation	30,796	26,055
Amortization of intangibles	21,609	22,022
Excess tax benefit related to stock-based compensation plans	—	3,517
In-process research and development charge	5,000	—
Change in operating assets and liabilities:
Decrease in accounts receivable	41,945	32,318
Increase in inventories	(19,169)	(25,003)
(Increase) decrease in other current assets	(9,253)	2,812
Increase in other assets	(1,154)	(3,517)
Decrease in accounts payable and other current
liabilities	(34,802)	(41,100)
Increase in deferred revenue and customer advances	53,601	46,801
Increase in other liabilities	2,306	9,374

Net cash provided by operating activities	351,260	320,422
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(35,358)	(49,696)
Investment in unaffiliated company	(7,000)	—
Payments for intellectual property licenses	(5,000)	—
Purchases of investments	(1,554,769)	(1,205,035)
Maturities and sales of investments	1,308,275	987,060

Net cash used in investing activities	(293,852)	(267,671)
Cash flows from financing activities:
Proceeds from debt issuances	85,000	400,177
Payments on debt	(64)	(310,239)
Payments of debt issuance costs	—	(1,705)
Proceeds from stock plans	58,182	23,272
Purchases of treasury shares	(165,834)	(172,392)
Proceeds from (payments for) derivative contracts	430	(7,531)

Net cash used in financing activities	(22,286)	(68,418)
Effect of exchange rate changes on cash and cash equivalents	26,502	(8,616)

Increase (decrease) in cash and cash equivalents	61,624	(24,283)
Cash and cash equivalents at beginning of period	505,631	487,665

Cash and cash equivalents at end of period	$567,255	$463,382

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2017 and 2016 ended on July 1, 2017 and July 2, 2016, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 1, 2017 and December 31, 2016, $3,081 million out of $3,126 million and $2,766 million out of $2,813 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $316 million out of $3,126 million and $261 million out of $2,813 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 1, 2017 and December 31, 2016, respectively.

Other Investments

During the six months ended July 1, 2017, the Company made a $7 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. This investment will be accounted for under the cost method of accounting.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 1, 2017 (in thousands):

	Total at July 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$626,587	$—	$626,587	$—
Foreign government securities	6,969	—	6,969	—
Corporate debt securities	1,795,051	—	1,795,051	—
Time deposits	295,845	—	295,845	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	32,200	32,200	—	—
Foreign currency exchange contracts	1,418	—	1,418	—

Total	$2,758,217	$32,200	$2,726,017	$—

Liabilities:
Contingent consideration	$3,014	$—	$—	$3,014
Foreign currency exchange contracts	11	—	11	—

Total	$3,025	$—	$11	$3,014

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

Fair Value of Cash Equivalents, Investment and Foreign Currency Exchange Contracts

The fair values of the Company’s cash equivalents, investments and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of July 1, 2017 and December 31, 2016. There were no transfers between the levels of the fair value hierarchy during the six months ended July 1, 2017.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million at both July 1, 2017 and December 31, 2016, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034. There have been no changes in significant assumptions since December 31, 2016 and the change in fair value since then is primarily due to change in time value of money.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $610 million at both July 1, 2017 and December 31, 2016. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $609 million and $603 million at July 1, 2017 and December 31, 2016, respectively, using Level 2 inputs.

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

Principal hedged currencies include the Euro, Japanese yen, British pound, Mexican peso and Brazilian real. At July 1, 2017 and December 31, 2016, the Company held foreign currency exchange contracts with notional amounts totaling $122 million and $120 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	July 1, 2017	December 31, 2016
Other current assets	$1,418	$60
Other current liabilities	$11	$730

The following is a summary of the activity included in cost of sales in the statements of operations related to the foreign currency exchange contracts (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Realized gains (losses) on closed contracts	$1,868	$(5,637)	$430	$(7,531)
Unrealized gains (losses) on open contracts	2,209	(963)	2,077	(992)

Cumulative net pre-tax gains (losses)	$4,077	$(6,600)	$2,507	$(8,523)

Stockholders’ Equity

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During the six months ended July 1, 2017, the Company repurchased 1.0 million shares of the Company’s outstanding common stock at a cost of $159 million under the May 2014 and May 2017 authorizations. During the six months ended July 2, 2016, the Company repurchased 1.3 million shares of the Company’s outstanding common stock at a cost of $166 million under the May 2014 authorization. As

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

of July 1, 2017, the Company purchased an aggregate of 5.5 million shares at a cost of $750 million under the May 2014 repurchase program, which is now completed. The Company has a total of $964 million authorized for future repurchases under the May 2017 plan. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during the six months ended July 1, 2017 and July 2, 2016, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 1, 2017 and July 2, 2016 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
July 1, 2017	$13,391	$3,842	$(4,369)	$12,864
July 2, 2016	$13,349	$4,297	$(4,719)	$12,927

Restructuring and Other Charges

During the six months ended July 1, 2017, the Company incurred $11 million of severance costs associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive. During the six months ended July 2, 2016, the Company incurred $3 million of severance costs associated with an organizational restructuring. At July 1, 2017, the Company had $5 million of severance costs accrued in other current liabilities.

Acquired In-process Research and Development

During the six months ended July 1, 2017, the Company incurred a $5 million charge for acquired in-process research and development related to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	July 1, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$627,443	$104	$(960)	$626,587
Foreign government securities	6,971	1	(3)	6,969
Corporate debt securities	1,794,831	1,463	(1,243)	1,795,051
Time deposits	295,845	—	—	295,845
Equity securities	77	70	—	147

Total	$2,725,167	$1,638	$(2,206)	$2,724,599

Amounts included in:
Cash equivalents	$165,909	$—	$(1)	$165,908
Investments	2,559,258	1,638	(2,205)	2,558,691

Total	$2,725,167	$1,638	$(2,206)	$2,724,599

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$570,695	$253	$(635)	$570,313
Foreign government securities	17,999	—	(8)	17,991
Corporate debt securities	1,645,468	496	(2,126)	1,643,838
Time deposits	199,906	—	—	199,906
Equity securities	77	70	—	147

Total	$2,434,145	$819	$(2,769)	$2,432,195

Amounts included in:
Cash equivalents	$124,793	$1	$—	$124,794
Investments	2,309,352	818	(2,769)	2,307,401

Total	$2,434,145	$819	$(2,769)	$2,432,195

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	July 1, 2017	December 31, 2016
Due in one year or less	$1,591,388	$1,388,537
Due after one year through three years	837,219	843,605

Total	$2,428,607	$2,232,142

3 Inventories

Inventories are classified as follows (in thousands):

	July 1, 2017	December 31, 2016
Raw materials	$95,162	$95,430
Work in progress	16,970	16,585
Finished goods	175,007	150,667

Total inventories	$287,139	$262,682

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $357 million and $352 million at July 1, 2017 and December 31, 2016, respectively. During the six months ended July 1, 2017, the effect of foreign currency translation increased goodwill by $5 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (in thousands):

	July 1, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period		Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$403,303	$257,347	5	years	$355,973	$223,572	5	years
Purchased intangibles	167,123	133,565	11	years	162,180	127,045	11	years
Trademarks and IPR&D	13,781	—			13,544	—
Licenses	5,401	4,260	6	years	4,632	3,851	6	years
Patents and other intangibles	65,358	40,702	8	years	61,646	36,452	8	years

Total	$654,966	$435,874	7	years	$597,975	$390,920	7	years

During the six months ended July 1, 2017, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $37 million and $24 million, respectively. Amortization expense for intangible assets was $12 million and $11 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Amortization expense for intangible assets was $22 million for both the six months ended July 1, 2017 and July 2, 2016. Amortization expense for intangible assets is estimated to be approximately $43 million per year for each of the next five years.

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

At July 1, 2017, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $790 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had a total of $700 million of outstanding senior unsecured notes as of July 1, 2017 and December 31, 2016. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at July 1, 2017 and December 31, 2016 (in thousands):

	July 1, 2017	December 31, 2016
Foreign subsidiary lines of credit	$233	$297
Senior unsecured notes - Series D - 3.22%, due March 2018	100,000	—
Credit agreements	125,000	125,000

Total notes payable and debt	225,233	125,297

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series D - 3.22%, due March 2018	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series J - floating rate**, due May 2024	40,000	40,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreements	1,090,000	1,005,000
Unamortized debt issuance costs	(2,767)	(3,034)

Total long-term debt	1,687,233	1,701,966

Total debt	$1,912,466	$1,827,263

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of July 1, 2017 and December 31, 2016, the Company had a total amount available to borrow under existing credit agreements of $383 million and $468 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.79% and 2.55% at July 1, 2017 and December 31, 2016, respectively. As of July 1, 2017, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $82 million and $79 million at July 1, 2017 and December 31, 2016, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At July 1, 2017 and December 31, 2016, the weighted-average interest rates applicable to these short-term borrowings were 0.77% and 1.49%, respectively.

6 Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the Company’s marginal effective tax rates were approximately 37.5%, 12.5%, 19.25% and 0%, respectively, as of July 1, 2017. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first half of 2017 and 2016, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $11 million and $10 million, respectively, and increased the Company’s net income per diluted share by $0.14 and $0.12, respectively.

The Company’s effective tax rate for the quarter was 11.0% and 11.9% for 2017 and 2016, respectively. Year-to-date, the Company’s effective tax rate was 9.2% and 11.8% for 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 can be primarily attributed to the adoption of new accounting guidance related to stock-based compensation, which decreased income tax expense by $4 million and $12 million for the three and six months ended July 1, 2017, respectively, and decreased the Company’s effective tax rate by 3.0 percentage points and 4.5 percentage points, respectively. See Note 13 for further information regarding the adoption of this standard. In addition, the provision for income tax for the first quarter of 2016 included a quarter-specific tax benefit associated with modifications to certain stock-based compensation awards. The remaining differences between the effective tax rate in 2017 and 2016 can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended July 1, 2017 and July 2, 2016 (in thousands):

	July 1, 2017	July 2, 2016
Balance at the beginning of the period	$9,964	$14,450
Net changes in uncertain tax benefits	(1,870)	(2,563)

Balance at the end of the period	$8,094	$11,887

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2012. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2013 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 1, 2017, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $3 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

7 Litigation

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows.

The Company has been engaged in patent litigation in Germany since 2005. In June 2017, the court issued a verdict against the Company and awarded the plaintiff damages, fees and interest. As a result of the court’s judgment, the Company recorded a $10 million provision for damages and fees estimated to be incurred in connection with this litigation. The accrued patent litigation expense of $16 million and $7 million is in other current liabilities in the consolidated balance sheets at July 1, 2017 and December 31, 2016, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

8 Stock-Based Compensation

The Company maintains various shareholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units and performance stock units). In the first quarter of 2017, the Company adopted new accounting guidance related to stock-based compensation, see Note 13 for further information regarding the adoption of this standard.

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

The consolidated statements of operations for the three and six months ended July 1, 2017 and July 2, 2016 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of sales	$787	$656	$1,525	$1,327
Selling and administrative expenses	7,602	6,613	14,790	20,582
Research and development expenses	750	1,127	1,479	2,328

Total stock-based compensation	$9,139	$8,396	$17,794	$24,237

During the six months ended July 2, 2016, the Company recognized $7 million of stock-based compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 1, 2017 and July 2, 2016 are as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	July 1, 2017	July 2, 2016
Options issued (in thousands)	207	86
Risk-free interest rate	2.2%	1.5%
Expected life in years	6	5
Expected volatility	0.232	0.286
Expected dividends	—	—

	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	July 1, 2017	July 2, 2016
Exercise price	$149.74	$122.65
Fair value	$40.39	$34.63

The following table summarizes stock option activity for the plans for the six months ended July 1, 2017 (in thousands, except per share data):

	Number of Shares	Price per Share			Weighted-Average Exercise Price
Outstanding at December 31, 2016	2,697	$38.09	to	$139.51	$106.55
Granted	207	$136.43	to	$154.33	$149.74
Exercised	(619)	$41.20	to	$134.37	$88.36
Canceled	(44)	$87.06	to	$136.43	$114.38

Outstanding at July 1, 2017	2,241	$38.09	to	$154.33	$115.41

Restricted Stock

During the six months ended July 1, 2017, the Company granted seven thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $136.43 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the six months ended July 1, 2017 (in thousands, except for per share data):

	Shares	Weighted-Average Price
Unvested at December 31, 2016	453	$110.34
Granted	106	$154.23
Vested	(131)	$105.18
Forfeited	(15)	$115.34

Unvested at July 1, 2017	413	$123.06

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

Performance Stock Units

The Company’s performance stock units are equity compensation awards with a market vesting condition based on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the components of the S&P Health Care Index. TSR is the change in value of a stock price over time, including the reinvestment of dividends. The vesting schedule ranges from 0% to 200% of the target shares awarded.

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The following table summarizes the unvested performance stock unit award activity for the three months ended July 1, 2017 (in thousands, except for per share data):

	Shares	Weighted-Average Fair Value
Unvested at December 31, 2016	27	$171.16
Granted	20	$198.78

Unvested at July 1, 2017	47	$184.40

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 1, 2017
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$131,822	79,979	$1.65
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	777	(0.02)

Net income per diluted common share	$131,822	80,756	$1.63

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended July 2, 2016
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$128,217	80,804	$1.59
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	651	(0.02)

Net income per diluted common share	$128,217	81,455	$1.57

	Six Months Ended July 1, 2017
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$237,379	80,029	$2.97
Effect of dilutive stock option, restricted stock, performance stock unit and and restricted stock unit securities	—	740	(0.03)

Net income per diluted common share	$237,379	80,769	$2.94

	Six Months Ended July 2, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$222,269	81,043	$2.74
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	620	(0.02)

Net income per diluted common share	$222,269	81,663	$2.72

For the three and six months ended July 1, 2017, the Company had 0.4 million and 0.5 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For the three and six months ended July 2, 2016, the Company had 0.8 million and 1.2 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(170,566)	$(43,894)	$(1,820)	$(216,280)
Other comprehensive income (loss), net of tax	67,382	(160)	1,283	68,505

Balance at July 1, 2017	$(103,184)	$(44,054)	$(537)	$(147,775)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 1, 2017 and July 2, 2016 is as follows (in thousands):

	Three Months Ended
	July 1, 2017			July 2, 2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$124	$170	$1,240	$94	$116	$1,250
Interest cost	1,696	159	368	1,745	135	429
Expected return on plan assets	(2,487)	(147)	(414)	(2,417)	(130)	(406)
Net amortization:
Prior service credit	—	—	(47)	—	—	(49)
Net actuarial loss	734	—	235	667	—	192

Net periodic pension cost	$67	$182	$1,382	$89	$121	$1,416

	Six Months Ended
	July 1, 2017			July 2, 2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$225	$273	$2,491	$188	$232	$2,468
Interest cost	3,415	309	726	3,490	270	850
Expected return on plan assets	(5,150)	(294)	(816)	(4,834)	(260)	(805)
Net amortization:
Prior service credit	—	—	(93)	—	—	(94)
Net actuarial loss	1,385	—	466	1,334	—	380

Net periodic pension (benefit) cost	$(125)	$288	$2,774	$178	$242	$2,799

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and six months ended July 1, 2017 and July 2, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Product net sales:
Waters instrument systems	$238,548	$231,908	$436,337	$420,437
Chemistry	90,824	87,048	178,727	171,198
TA instrument systems	43,466	40,731	82,070	75,909

Total product sales	372,838	359,687	697,134	667,544

Service net sales:
Waters service	168,408	159,775	326,142	311,289
TA service	17,004	17,098	32,943	32,973

Total service sales	185,412	176,873	359,085	344,262

Total net sales	$558,250	$536,560	$1,056,219	$1,011,806

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

In March 2016, accounting guidance was issued which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The new guidance is required to be adopted on a prospective basis for the statement of operations and the Company has elected to retrospectively apply the cash flow aspects of this new guidance. In addition, the Company has elected to continue to estimate forfeitures at the time of grant and update forfeiture estimates throughout the requisite service period. The Company adopted this standard as of January 1, 2017 and recognized an excess tax benefit related to stock-based compensation which decreased income tax expense for the three and six months ended July 1, 2017 by $4 million and $12 million, respectively, and added $0.05 and $0.14 to net income per diluted share, respectively. These excess tax benefits were previously recorded in equity and there were no cumulative-effect adjustments to retained earnings as a result of the adoption of this standard. In addition, the Company reclassified $4 million of excess tax benefits related to stock-based compensation for the first six months of 2016 from cash flows from financing activities to cash flows from operating activities.

Recently Issued Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board (“FASB”) amended the standard in August 2015 to delay the effective period date by one year to annual and interim periods beginning after December 15, 2017. Adoption prior to December 15, 2016 is not permitted. In March 2016, the FASB clarified the implementation guidance on principal versus agent considerations and, in April 2016, clarification was made regarding certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, additional guidance was issued related to disclosure of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company does not intend to early adopt this accounting standard and will apply the modified-retrospective method. Based on a preliminary analysis, the Company currently believes that the adoption of this standard will not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In June 2016, accounting guidance was issued that modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and other financial assets that have the contractual right to receive cash. Current guidance requires the recognition of a credit loss when it is considered probable that a loss event has incurred. The new guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available-for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company currently does not expect that the adoption of this standard will have a material effect on the Company’s financial position, results of operations and cash flows.

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

In May 2017, accounting guidance was issued that clarifies the accounting for a change to the terms or conditions of a share-based payment award. The standard provides more specific guidance for determining when a change to an award requires modification accounting and when it should be deemed purely administrative in nature. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

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

The Company’s operating results are as follows for the three and six months ended July 1, 2017 and July 2, 2016 (in thousands, except per share data):

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues:
Product sales	$372,838	$359,687	4%	$697,134	$667,544	4%
Service sales	185,412	176,873	5%	359,085	344,262	4%

Total net sales	558,250	536,560	4%	1,056,219	1,011,806	4%
Costs and operating expenses:
Cost of sales	229,627	220,379	4%	440,722	421,530	5%
Selling and administrative expenses	130,190	129,581	—	260,714	258,932	1%
Research and development expenses	32,937	32,578	1%	63,689	62,016	3%
Litigation provisions	10,018	—		10,018	—
Acquired in-process research and development	—	—		5,000	—
Purchased intangibles amortization	1,693	2,411	(30%)	3,422	5,055	(32%)

Operating income	153,785	151,611	1%	272,654	264,273	3%
Operating income as a % of sales	27.5%	28.3%		25.8%	26.1%
Interest expense, net	(5,713)	(6,156)	(7%)	(11,095)	(12,188)	(9%)

Income from operations before income taxes	148,072	145,455	2%	261,559	252,085	4%
Provision for income taxes	16,250	17,238	(6%)	24,180	29,816	(19%)

Net income	$131,822	$128,217	3%	$237,379	$222,269	7%

Net income per diluted common share	$1.63	$1.57	4%	$2.94	$2.72	8%

Sales in 2017 grew 4% for both the quarter and year-to-date periods as compared with the same periods in 2016. Foreign currency translation reduced sales growth by 1% for the quarter and approximately 2% year-to-date. Sales growth in the quarter was balanced across all customer end markets, while year-to-date sales growth was driven by continued strength in our pharmaceutical and industrial markets and was partially offset by a decline in sales to our governmental and academic customers. Recent acquisitions had a minimal impact on sales growth for both the quarter and year-to-date.

Instrument systems sales grew 3% and 4% for the quarter and year-to-date, respectively, while recurring revenues (combined sales of chemistry consumables and services) grew 5% and 4%, respectively. Recurring revenues were negatively impacted by two fewer calendar days in the first half of 2017 as compared to the first half of 2016. For both the quarter and year-to-date periods, foreign currency translation reduced instrument system and recurring revenue sales growth by 1% and approximately 2%, respectively.

Geographically, sales in Asia grew at a double-digit rate for both the quarter and year-to-date, with strong demand continuing in China and India for our products and services. Sales in Europe increased 2% for both the quarter and year-to-date, with the effect of foreign currency translation reducing sales by 3% and 5% for the quarter and year-to-date, respectively. Sales in the U.S. declined 2% and 4% for the quarter and year-to-date, respectively, due to lower demand from pharmaceutical and industrial customers in these markets as compared to the prior year. We believe macroeconomic and governmental policy uncertainties appear to be affecting general business activity in the U.S. Sales to the rest of the world decreased 7% in the quarter and increased 5% year-to-date.

Sales to pharmaceutical customers increased 3% and 5% for the quarter and year-to-date, respectively, as compared to the second quarter of 2016, with the effect of foreign currency translation reducing sales to pharmaceutical customers by 1% for both the quarter and year-to-date. This increase was driven by the increasing need for global access to prescription drugs and the testing of newer and more complex biologic drugs. Sales to pharmaceutical customers was negatively impacted by a decline in sales in the U.S., which we believe is the result of macroeconomic and governmental policy uncertainties.

Combined sales to industrial customers (including sales to industrial chemical, nutritional safety and environmental customers) increased 5% for both the quarter and year-to-date due to the increasing need for food quality and food safety testing and fine chemical applications. Combined global sales to governmental and academic customers increased 7% for the quarter and decreased 1% year-to-date. Sales to governmental and academic customers are highly dependent on when institutions receive the funding to purchase our instrument systems and, as such, sales growth rates can vary significantly from quarter to quarter.

Operating income increased 1% and 3% for the quarter and year-to-date, respectively. These increases were primarily a result of the positive effect achieved from higher sales volume, partially offset by $10 million of litigation settlement provisions and related costs. The year-to-date operating income was also impacted by $11 million of severance costs primarily associated with the closure of a facility in Germany, costs associated with providing U.S. employees with an early retirement transition incentive and a $5 million charge relating to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized. In addition, the change in operating income was also impacted by the $7 million expense incurred in the first quarter of 2016 related to the acceleration of certain stock awards.

In the first quarter of 2017, the Company adopted a new accounting standard that requires the excess tax benefit or deficiency on stock-based compensation to be included in the statement of operations as a component of the provision for income taxes; whereas previously it was recognized in equity. As a result, the Company recorded a tax benefit on stock-based compensation in the second quarter of 2017 that decreased income tax expense by $4 million and $12 million for the quarter and year-to-date, respectively, and added $0.05 and $0.14 to net income per diluted share, respectively. Additionally, this standard required the Company to present the tax benefit in the Consolidated Statements of Cash Flows as an operating activity, whereas in the past this tax benefit was reflected as a financing activity. All prior periods presented in the cash flow have been adjusted accordingly.

The Company generated $351 million and $320 million of net cash flows from operations in the first half of 2017 and 2016, respectively. The increase in operating cash flow was primarily a result of the increase in sales and net income. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $35 million and $50 million for the first half of 2017 and 2016, respectively. The 2017 cash flow from investing activities included a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. In addition, the Company made a milestone payment of $5 million in 2017 to acquire and license intellectual property.

Within cash flows used in financing activities, the Company received $58 million and $23 million of proceeds from stock plans in the first quarter of 2017 and 2016, respectively. In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. The Company repurchased $159 million and $166 million of the Company’s outstanding common stock in the first half of 2017 and 2016, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and six months ended July 1, 2017 and July 2, 2016 (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% change	July 1, 2017	July 2, 2016	% change
Net Sales:
United States	$164,374	$168,377	(2%)	$303,608	$317,331	(4%)
Europe	145,961	143,317	2%	274,174	268,349	2%
Asia:
China	94,104	79,760	18%	179,226	150,581	19%
Japan	41,559	39,691	5%	82,856	84,114	(1%)
Asia Other	80,040	70,897	13%	148,727	127,126	17%

Total Asia	215,703	190,348	13%	410,809	361,821	14%
Other	32,212	34,518	(7%)	67,628	64,305	5%

Total net sales	$558,250	$536,560	4%	$1,056,219	$1,011,806	4%

The decrease in sales in the U.S. was across all product and customer classes, with the exception of a 9% increase in governmental and academic customers year-to-date and a 2% increase in recurring revenues for the quarter. Recurring revenues in the U.S. were flat on a year-to-date basis. Europe’s sales growth was driven by sales to pharmaceutical customers and was negatively impacted by the effect of foreign currency translation, which decreased sales growth by 3% and 5% for the quarter and year-to-date, respectively. China and India achieved strong sales growth across all product classes, which was driven by sales to pharmaceutical and industrial customers. Sales growth in Japan was driven by sales to pharmaceutical, governmental and academic customers. Sales to the rest of the world decreased across all customer classes, for the quarter, but still showed growth to all customer classes year-to-date.

Waters Net Sales

Net sales for Waters products and services are as follows for the three and six months ended July 1, 2017 and July 2, 2016 (in thousands):

	Three Months Ended
	July 1, 2017	% of Total	July 2, 2016	% of Total	% change
Waters instrument systems	$238,548	48%	$231,908	48%	3%
Chemistry	90,824	18%	87,048	19%	4%

Total Waters product sales	329,372	66%	318,956	67%	3%
Waters service	168,408	34%	159,775	33%	5%

Total Waters net sales	$497,780	100%	$478,731	100%	4%

	Six Months Ended
	July 1, 2017	% of Total	July 2, 2016	% of Total	% change
Waters instrument systems	$436,337	46%	$420,437	47%	4%
Chemistry	178,727	19%	171,198	19%	4%

Total Waters product sales	615,064	65%	591,635	66%	4%
Waters service	326,142	35%	311,289	34%	5%

Total Waters net sales	$941,206	100%	$902,924	100%	4%

The increase in Waters instrument system sales (LC and MS technology-based) in the first quarter of 2017 was primarily attributable to higher sales of ACQUITY® ArcTM, QDa® and IMS Q-TofTM instrument systems, as well as other LC-MS systems that incorporate the Company’s benchtop tandem quadrupole technologies. Chemistry consumables sales increased on the uptake in columns and application-specific testing kits. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers. Foreign currency translation reduced both chemistry consumable and service sales growth by approximately 2% for both the quarter and year-to-date. The overall effect of foreign currency translation reduced Waters product and service sales growth by 1% and approximately 2% in the quarter and year-to-date, respectively.

In the second quarter of 2017, Waters sales in Asia increased 13% and 14% for the quarter and year-to-date, respectively, and were primarily driven by China and India on strong demand for the Company’s products and services from pharmaceutical and industrial customers. Waters sales in Japan increased 4% for the quarter and decreased 1% year-to-date, as the effect of foreign currency translation decreased sales in Japan by 5% and 2%, respectively. Waters sales in Europe increased 2% and 1% for the quarter and year-to-date, respectively, as the effect of foreign currency translation decreased sales in Europe by 4% and 5%, respectively. Waters sales in the U.S. decreased 3% and 5% for the quarter and year-to-date, respectively, and were due to lower demand from pharmaceutical and industrial customers in these markets compared to the second quarter of 2016. Waters sales in the rest of the world decreased 9% in the quarter and increased 6% year-to-date.

TA Net Sales

Net sales for TA products and services are as follows for the three and six months ended July 1, 2017 and July 2, 2016 (in thousands):

	Three Months Ended
	July 1, 2017	% of Total	July 2, 2016	% of Total	% change
TA instrument systems	$43,466	72%	$40,731	70%	7%
TA service	17,004	28%	17,098	30%	(1%)

Total TA net sales	$60,470	100%	$57,829	100%	5%

	Six Months Ended
	July 1, 2017	% of Total	July 2, 2016	% of Total	% change
TA instrument systems	$82,070	71%	$75,909	70%	8%
TA service	32,943	29%	32,973	30%	—

Total TA net sales	$115,013	100%	$108,882	100%	6%

The increase in TA instrument system sales for the second quarter of 2017 was primarily driven by thermal growth being fueled by continued acceptance of the recently introduced Discovery product line, while rheology saw strong performance across the entire range of products in the portfolio. Recent acquisitions increased TA sales by 2% for both the quarter and year-to-date and the effect of foreign currency translation had a minimal impact on TA sales in 2017.

Geographically, TA sales in Asia increased 17% and 9% for the quarter and year-to-date, respectively, with the strongest sales in India and the rest of Asia. For the quarter, TA sales in China and Japan increased 7% and 17%, respectively. Year-to-date, TA sales increased 8% in China and decreased 6% in Japan. TA sales in Europe decreased 3% in the quarter and increased 11% year-to-date, with the effects of foreign currency translation reducing European sales by 3% and 4%, respectively. TA sales in the U.S. declined 2% for the quarter and were flat year-to-date. TA sales to the rest of the world increased 18% for the quarter and were flat year-to-date.

Cost of Sales

For both the quarter and year-to-date periods, the increase in cost of sales for the second quarter of 2017 as compared with the second quarter of 2016 was consistent with the increase in sales volume.

Cost of sales are affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects that the impact of foreign currency translation may increase sales and still negatively impact gross profit during the rest of 2017, as the foreign currency translation benefit expected from a weaker Euro and Japanese yen would be somewhat mitigated by the unfavorable effect of a stronger British pound on the Company’s U.K. manufacturing costs.

Selling and Administrative Expenses

Selling and administrative expenses were flat in the quarter and increased 1% year-to-date. Overall, this nominal change is attributable to the cost of headcount additions, higher merit compensation costs, severance incurred in connection with the closure of a facility in Germany and an early retirement transition incentive program, offset by the effect of foreign currency translation and the $7 million expense related to the acceleration of certain stock awards in the first quarter of 2016. The Company incurred $2 million and $11 million of severance-related costs in the 2017 quarter and year-to-date, respectively, and foreign currency translation reduced expenses by 2% in both the quarter and year-to-date.

As a percentage of net sales, selling and administrative expenses were 23.3% and 24.7% for the 2017 quarter and year-to-date, respectively, and 24.2% and 25.6% for the 2016 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 1% and 3% for the quarter and year-to-date, as an increase in additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives were offset by the favorable effect of foreign currency translation on the Company’s research and development initiatives in the U.K., resulting from the weakening of the British pound against the U.S. dollar.

Litigation Provisions

For the second quarter and year-to-date, the Company incurred a $10 million litigation provision related to the issuance of a verdict in a German patent litigation case.

Acquired In-Process Research and Development

During the first half of 2017, the Company incurred a $5 million charge for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. The licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and may occur over multiple years.

Interest Expense, Net

The decrease in net interest expense in 2017 was primarily attributable to higher income earned on increased cash, cash equivalents and investment balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the Company’s marginal effective tax rates were approximately 37.5%, 12.5%, 19.25% and 0%, respectively, as of July 1, 2017. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first half of 2017 and 2016, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $11 million and $10 million, respectively, and increased the Company’s net income per diluted share by $0.14 and $0.12, respectively.

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

The Company’s effective tax rate for the quarter was 11.0% and 11.9% for 2017 and 2016, respectively. Year-to-date, the Company’s effective tax rate was 9.2% and 11.8% for 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 can be primarily attributed to the adoption of new accounting guidance related to stock-based compensation, which decreased income tax expense by $4 million and $12 million for the quarter and year-to-date, respectively, and decreased the Company’s effective tax rate by 3.0 percentage points and 4.5 percentage points, respectively. See Note 13 for further information regarding the adoption of this standard. In addition, the provision for income tax for the first quarter of 2016 included a quarter-specific tax benefit associated with modifications to certain stock-based compensation awards. The remaining differences between the effective tax rate in 2017 and 2016 can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net income	$237,379	$222,269
Depreciation and amortization	52,405	48,077
Stock-based compensation	17,794	24,237
Deferred income taxes	5,208	637
Change in accounts receivable	41,945	32,318
Change in inventories	(19,169)	(25,003)
Change in accounts payable and other current liabilities	(34,802)	(41,100)
Change in deferred revenue and customer advances	53,601	46,801
Other changes	(3,101)	12,186

Net cash provided by operating activities	351,260	320,422
Net cash used in investing activities	(293,852)	(267,671)
Net cash used in financing activities	(22,286)	(68,418)
Effect of exchange rate changes on cash and cash equivalents	26,502	(8,616)

Increase (decrease) in cash and cash equivalents	$61,624	$(24,283)

Cash Flow from Operating Activities

Net cash provided by operating activities was $351 million and $320 million in the six months ended July 1, 2017 and July 2, 2016, respectively. The changes within net cash provided by operating activities in the first half of 2017 as compared to the first half of 2016 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•	The change in accounts receivable was primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding decreased to 75 days at July 1, 2017 from 76 days at July 2, 2016.

•	The change in inventory was primarily attributable to anticipated annual increases in sales volumes, as well as the timing of new product launches.

•	The change in accounts payable and other current liabilities was a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, as a result of the adoption of a new accounting standard related to stock-based compensation, the Company reclassified $4 million of excess tax benefits related to stock-based compensation for the first six months of 2016 from cash flows from financing activities to cash flows from operating activities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $294 million and $268 million in the first half of 2017 and 2016, respectively. Additions to fixed assets and capitalized software were $35 million and $50 million year-to-date in 2017 and 2016, respectively. During 2017 and 2016, the Company purchased $1,555 million and $1,205 million of investments year-to-date, while $1,308 million and $987 million of investments matured, respectively.

Cash flow from investing activities year-to-date in 2017 included a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. There were no investments in unaffiliated companies in the first half of 2016. In addition, the Company made a $5 million milestone payment in the first half 2017 for acquired in-process research and development for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized.

Cash Used in Financing Activities

During the first half of 2017 and 2016, the Company’s net debt borrowings increased by $85 million and $90 million, respectively. As of July 1, 2017, the Company had a total of $1,912 million in outstanding debt, which consisted of $700 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Company’s credit agreement, $915 million borrowed under a revolving credit facility under the Company’s credit agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $3 million of unamortized debt issuance costs. At July 1, 2017, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $790 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of July 1, 2017, the Company had a total amount available to borrow under its credit agreement of $383 million after outstanding letters of credit. As of July 1, 2017, the Company was in compliance with all debt covenants.

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During the six months ended July 1, 2017, the Company repurchased 1.0 million shares of the Company’s outstanding common stock at a cost of $159 million under the May 2014 and May 2017 authorizations. During the six months ended July 2, 2016, the Company repurchased 1.3 million shares of the Company’s outstanding common stock at a cost of $166 million under the May 2014 authorization. As of July 1, 2017, the Company purchased an aggregate of 5.5 million shares at a cost of $750 million under the May 2014 repurchase program, which is now completed. The Company has a total of $964 million authorized for future repurchases under the May 2017 plan. In addition, the Company repurchased $7 million and $6 million of common stock related to the vesting of restricted stock units during the six months ended July 1, 2017 and July 2, 2016, respectively.

The Company received $58 million and $23 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2017 and 2016, respectively.

The Company had cash, cash equivalents and investments of $3,126 million as of July 1, 2017. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $3,081 million held by foreign subsidiaries at July 1, 2017, of which $316 million were held in currencies other than U.S. dollars. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2017. The Company reviewed its contractual obligations and commercial commitments as of July 1, 2017 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 1, 2017. The Company did not make any changes in those policies during the six months ended July 1, 2017.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 1, 2017 and December 31, 2016, $3,081 million out of $3,126 million and $2,766 million out of $2,813 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $316 million out of $3,126 million and $261 million out of $2,813 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 1, 2017 and December 31, 2016, respectively.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of July 1, 2017 would decrease by approximately $32 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the six months ended July 1, 2017. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officers), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2017 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended July 1, 2017 as described in Item 3 of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017. The Company reviewed its risk factors as of July 1, 2017 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended July 1, 2017 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 2 to April 29, 2017	—	$—	—	$41,013
April 30 to May 27, 2017	225	$174.21	225	$1,001,825
May 28 to July 1, 2017	205	$182.74	205	$964,384

Total	430	$178.28	430	$964,384

(1)	In May 2014, the Company’s Board of Directors authorized the repurchase of up to $750 million of its outstanding common stock in open market transactions over a three-year period. This program expired in May 2017.
(2)	In May 2017, the Company’s Board of Directors authorized the repurchase of up to $1 billion of its outstanding common stock in open market transactions over a three-year period.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ SHERRY L. BUCK
Sherry L. Buck
Senior Vice President and
Chief Financial Officer

Date: August 4, 2017