Form 10-Q
period 2017-09-30
WATERS CORP /DE/
filed 2017-11-03
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of October 27, 2017: 79,533,016

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$603,807	$505,631
Investments	2,651,150	2,307,401
Accounts receivable, less allowances for doubtful accounts and sales returns of $9,379 and $8,657 at September 30, 2017 and December 31, 2016, respectively	456,334	489,340
Inventories	297,854	262,682
Other current assets	69,380	70,391

Total current assets	4,078,525	3,635,445
Property, plant and equipment, net	342,832	337,118
Intangible assets, net	224,056	207,055
Goodwill	359,376	352,080
Other assets	158,196	130,361

Total assets	$5,162,985	$4,662,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$225,423	$125,297
Accounts payable	66,754	67,740
Accrued employee compensation	42,021	57,465
Deferred revenue and customer advances	185,524	148,837
Accrued income taxes	24,355	15,244
Accrued warranty	12,855	13,391
Other current liabilities	105,217	92,347

Total current liabilities	662,149	520,321
Long-term liabilities:
Long-term debt	1,732,367	1,701,966
Long-term portion of retirement benefits	69,666	72,568
Long-term income tax liabilities	7,656	10,458
Other long-term liabilities	62,052	54,797

Total long-term liabilities	1,871,741	1,839,789

Total liabilities	2,533,890	2,360,110

Commitments and contingencies (Notes 5, 6, 7 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 159,589 and 158,634 shares issued, 79,522 and 80,023 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,596	1,586
Additional paid-in capital	1,710,783	1,607,241
Retained earnings	5,758,552	5,385,069
Treasury stock, at cost, 80,067 and 78,611 shares at September 30, 2017 and December 31, 2016, respectively	(4,721,409)	(4,475,667)
Accumulated other comprehensive loss	(120,427)	(216,280)

Total stockholders’ equity	2,629,095	2,301,949

Total liabilities and stockholders’ equity	$5,162,985	$4,662,059

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Revenues:
Product sales	$375,550	$349,934
Service sales	190,034	176,896

Total net sales	565,584	526,830
Costs and operating expenses:
Cost of product sales	155,621	145,623
Cost of service sales	80,271	72,721
Selling and administrative expenses	135,194	123,861
Research and development expenses	33,782	30,418
Purchased intangibles amortization	1,682	2,476

Total costs and operating expenses	406,550	375,099

Operating income	159,034	151,731
Interest expense	(14,750)	(11,707)
Interest income	9,516	5,426

Income from operations before income taxes	153,800	145,450
Provision for income taxes	17,696	20,594

Net income	$136,104	$124,856

Net income per basic common share	$1.71	$1.55
Weighted-average number of basic common shares	79,712	80,677
Net income per diluted common share	$1.69	$1.53
Weighted-average number of diluted common shares and equivalents	80,521	81,388

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Revenues:
Product sales	$1,072,684	$1,017,478
Service sales	549,119	521,158

Total net sales	1,621,803	1,538,636
Costs and operating expenses:
Cost of product sales	436,800	419,695
Cost of service sales	239,814	220,179
Selling and administrative expenses	395,908	382,793
Research and development expenses	97,471	92,434
Litigation provisions	10,018	—
Acquired in-process research and development	5,000	—
Purchased intangibles amortization	5,104	7,531

Total costs and operating expenses	1,190,115	1,122,632

Operating income	431,688	416,004
Interest expense	(41,558)	(32,809)
Interest income	25,229	14,340

Income from operations before income taxes	415,359	397,535
Provision for income taxes	41,876	50,410

Net income	$373,483	$347,125

Net income per basic common share	$4.67	$4.29
Weighted-average number of basic common shares	79,908	80,923
Net income per diluted common share	$4.63	$4.26
Weighted-average number of diluted common shares and equivalents	80,660	81,573

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$136,104	$124,856	$373,483	$347,125
Other comprehensive income (loss):
Foreign currency translation	26,827	2,480	94,209	(12,954)
Unrealized gains (losses) on investments before income taxes	318	(1,393)	1,700	3,777
Income tax (expense) benefit	(9)	61	(108)	(108)

Unrealized gains (losses) on investments, net of tax	309	(1,332)	1,592	3,669
Retirement liability adjustment before reclassifications	(499)	(183)	(2,030)	(682)
Amounts reclassified to selling and administrative expenses	894	832	2,652	2,452

Retirement liability adjustment before income taxes	395	649	622	1,770
Income tax expense	(183)	(272)	(570)	(1,163)

Retirement liability adjustment, net of tax	212	377	52	607
Other comprehensive income (loss)	27,348	1,525	95,853	(8,678)

Comprehensive income	$163,452	$126,381	$469,336	$338,447

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$373,483	$347,125
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	30,068	32,604
Deferred income taxes	3,046	4,924
Depreciation	45,454	38,854
Amortization of intangibles	32,795	33,510
Excess tax benefit related to stock-based compensation plans	—	12,914
Gain on sale of assets	—	(1,500)
In-process research and development charge	5,000	—
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	53,358	39,471
Increase in inventories	(26,217)	(39,988)
Increase in other current assets	(12,944)	(2,906)
Increase in other assets	(2,370)	(4,667)
Decrease in accounts payable and other current
liabilities	(23,066)	(29,179)
Increase in deferred revenue and customer advances	29,332	29,244
(Decrease) increase in other liabilities	(2,483)	8,611

Net cash provided by operating activities	505,456	469,017
Cash flows from investing activities:
Additions to property, plant, equipment and software
capitalization	(55,257)	(72,296)
Business acquisitions, net of cash acquired	—	(5,654)
Investment in unaffiliated company	(7,000)	—
Payments for intellectual property licenses	(5,000)	—
Purchases of investments	(2,345,259)	(1,923,054)
Maturities and sales of investments	2,008,528	1,558,330
Proceeds from sale of assets	—	4,000

Net cash used in investing activities	(403,988)	(438,674)
Cash flows from financing activities:
Proceeds from debt issuances	130,190	440,177
Payments on debt	(64)	(325,323)
Payments of debt issuance costs	—	(1,705)
Proceeds from stock plans	72,821	58,572
Purchases of treasury shares	(245,742)	(241,924)
Proceeds from (payments for) derivative contracts	3,301	(9,525)

Net cash used in financing activities	(39,494)	(79,728)
Effect of exchange rate changes on cash and cash equivalents	36,202	(8,071)

Increase (decrease) in cash and cash equivalents	98,176	(57,456)
Cash and cash equivalents at beginning of period	505,631	487,665

Cash and cash equivalents at end of period	$603,807	$430,209

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2017 and 2016 ended on September 30, 2017 and October 1, 2016, respectively.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All inter-company balances and transactions have been eliminated.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 30, 2017 and December 31, 2016, $3,212 million out of $3,255 million and $2,766 million out of $2,813 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $337 million out of $3,255 million and $261 million out of $2,813 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 30, 2017 and December 31, 2016, respectively.

Other Investments

During the nine months ended September 30, 2017, the Company made a $7 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. This investment was accounted for under the cost method of accounting.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 (in thousands):

	Total at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$548,010	$—	$548,010	$—
Foreign government securities	6,970	—	6,970	—
Corporate debt securities	1,884,101	—	1,884,101	—
Time deposits	403,112	—	403,112	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	33,845	33,845	—	—
Foreign currency exchange contracts	213	—	213	—

Total	$2,876,398	$33,845	$2,842,553	$—

Liabilities:
Contingent consideration	$3,017	$—	$—	$3,017
Foreign currency exchange contracts	63	—	63	—

Total	$3,080	$—	$63	$3,017

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

Fair Value of Cash Equivalents, Investment and Foreign Currency Exchange Contracts

The fair values of the Company’s cash equivalents, investments and foreign currency exchange contracts are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of September 30, 2017 and December 31, 2016. There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2017.

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million at both September 30, 2017 and December 31, 2016, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034. There have been no changes in significant assumptions since December 31, 2016 and the change in fair value since then is primarily due to change in time value of money.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $610 million at both September 30, 2017 and December 31, 2016. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $611 million and $603 million at September 30, 2017 and December 31, 2016, respectively, using Level 2 inputs.

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

Principal hedged currencies include the Euro, Japanese yen, British pound, Mexican peso and Brazilian real. At September 30, 2017 and December 31, 2016, the Company held foreign currency exchange contracts with notional amounts totaling $127 million and $120 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	September 30, 2017	December 31, 2016
Other current assets	$213	$60
Other current liabilities	$63	$730

The following is a summary of the activity included in cost of sales in the statements of operations related to the foreign currency exchange contracts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Realized gains (losses) on closed contracts	$2,871	$(1,994)	$3,301	$(9,525)
Unrealized (losses) gains on open contracts	(1,258)	1,003	819	11

Cumulative net pre-tax gains (losses)	$1,613	$(991)	$4,120	$(9,514)

Stockholders’ Equity

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During the nine months ended September 30, 2017 and October 1, 2016, the Company repurchased 1.4 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $238 million and $236 million, respectively, under the May 2017 and other previously announced programs. As of September 30, 2017, the Company had purchased an aggregate of 5.5 million shares at a cost of

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

$750 million under the May 2014 authorization, which is now completed. The Company has a total of $885 million in remaining authorized capacity for future repurchases under the May 2017 authorization. In addition, the Company repurchased $8 million and $6 million of common stock related to the vesting of restricted stock units during the nine months ended September 30, 2017 and October 1, 2016, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 30, 2017 and October 1, 2016 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 30, 2017	$13,391	$6,287	$(6,823)	$12,855
October 1, 2016	$13,349	$7,101	$(6,915)	$13,535

Restructuring and Other Charges

During the nine months ended September 30, 2017, the Company incurred $12 million of severance costs associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive. During the nine months ended October 1, 2016, the Company incurred $3 million of severance costs associated with an organizational restructuring. At September 30, 2017 and December 31, 2016, the Company had $3 million and $2 million of severance costs accrued in other current liabilities.

Acquired In-process Research and Development

During the nine months ended September 30, 2017, the Company incurred a $5 million charge for acquired in-process research and development related to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

2 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	September 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$548,736	$91	$(817)	$548,010
Foreign government securities	6,976	—	(6)	6,970
Corporate debt securities	1,883,688	1,474	(1,061)	1,884,101
Time deposits	403,113	—	(1)	403,112
Equity securities	77	70	—	147

Total	$2,842,590	$1,635	$(1,885)	$2,842,340

Amounts included in:
Cash equivalents	$191,190	$—	$—	$191,190
Investments	2,651,400	1,635	(1,885)	2,651,150

Total	$2,842,590	$1,635	$(1,885)	$2,842,340

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$570,695	$253	$(635)	$570,313
Foreign government securities	17,999	—	(8)	17,991
Corporate debt securities	1,645,468	496	(2,126)	1,643,838
Time deposits	199,906	—	—	199,906
Equity securities	77	70	—	147

Total	$2,434,145	$819	$(2,769)	$2,432,195

Amounts included in:
Cash equivalents	$124,793	$1	$—	$124,794
Investments	2,309,352	818	(2,769)	2,307,401

Total	$2,434,145	$819	$(2,769)	$2,432,195

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	September 30, 2017	December 31, 2016
Due in one year or less	$1,574,317	$1,388,537
Due after one year through three years	864,764	843,605

Total	$2,439,081	$2,232,142

3 Inventories

Inventories are classified as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$99,832	$95,430
Work in progress	20,205	16,585
Finished goods	177,817	150,667

Total inventories	$297,854	$262,682

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

4 Goodwill and Other Intangibles

The carrying amount of goodwill was $359 million and $352 million at September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, the effect of foreign currency translation increased goodwill by $7 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$424,155	$273,430	5 years	$355,973	$223,572	5 years
Purchased intangibles	169,023	136,491	11 years	162,180	127,045	11 years
Trademarks and IPR&D	13,924	—	—	13,544	—	—
Licenses	5,837	4,502	6 years	4,632	3,851	6 years
Patents and other intangibles	67,971	42,431	8 years	61,646	36,452	8 years

Total	$680,910	$456,854	7 years	$597,975	$390,920	7 years

During the nine months ended September 30, 2017, the effect of foreign currency translation increased the gross carrying value of intangible assets and accumulated amortization for intangible assets by $52 million and $33 million, respectively. Amortization expense for intangible assets was $11 million and $12 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Amortization expense for intangible assets was $33 million and $34 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. Amortization expense for intangible assets is estimated to be approximately $44 million per year for each of the next five years.

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

At September 30, 2017, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $835 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had a total of $700 million of outstanding senior unsecured notes as of September 30, 2017 and December 31, 2016. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Foreign subsidiary lines of credit	$423	$297
Senior unsecured notes—Series D—3.22%, due March 2018	100,000	—
Credit agreements	125,000	125,000

Total notes payable and debt	225,423	125,297

Senior unsecured notes—Series B—5.00%, due February 2020	100,000	100,000
Senior unsecured notes—Series D—3.22%, due March 2018	—	100,000
Senior unsecured notes—Series E—3.97%, due March 2021	50,000	50,000
Senior unsecured notes—Series F—3.40%, due June 2021	100,000	100,000
Senior unsecured notes—Series G—3.92%, due June 2024	50,000	50,000
Senior unsecured notes—Series H—floating rate*, due June 2024	50,000	50,000
Senior unsecured notes—Series I—3.13%, due May 2023	50,000	50,000
Senior unsecured notes—Series J—floating rate**, due May 2024	40,000	40,000
Senior unsecured notes—Series K—3.44%, due May 2026	160,000	160,000
Credit agreements	1,135,000	1,005,000
Unamortized debt issuance costs	(2,633)	(3,034)

Total long-term debt	1,732,367	1,701,966

Total debt	$1,957,790	$1,827,263

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of September 30, 2017 and December 31, 2016, the Company had a total amount available to borrow under existing credit agreements of $338 million and $468 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.82% and 2.55% at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $90 million and $79 million at September 30, 2017 and December 31, 2016, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At September 30, 2017 and December 31, 2016, the weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.49%, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the Company’s marginal effective tax rates were approximately 37.5%, 12.5%, 19.25% and 0%, respectively, as of September 30, 2017. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first nine months of 2017 and 2016, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $18 million and $16 million, respectively, and increased the Company’s net income per diluted share by $0.23 and $0.20, respectively.

The Company’s effective tax rate for the quarter was 11.5% and 14.2% for 2017 and 2016, respectively. Year-to-date, the Company’s effective tax rate was 10.1% and 12.7% for 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 can be primarily attributed to the adoption of new accounting guidance related to stock-based compensation, which decreased income tax expense by $3 million and $14 million for the three and nine months ended September 30, 2017, respectively, and decreased the Company’s effective tax rate by 1.7 percentage points and 3.4 percentage points, respectively. See Note 13 for further information regarding the adoption of this standard. In addition, the provision for income tax for the first quarter of 2016 included a quarter-specific tax benefit associated with modifications to certain stock-based compensation awards. The remaining differences between the effective tax rate in 2017 and 2016 can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 30, 2017 and October 1, 2016 (in thousands):

	September 30, 2017	October 1, 2016
Balance at the beginning of the period	$9,964	$14,450
Net changes in uncertain tax benefits	(2,953)	(3,559)

Balance at the end of the period	$7,011	$10,891

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2012. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2013 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of September 30, 2017, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $2 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company has been engaged in patent litigation in Germany since 2005. In June 2017, the court issued a verdict against the Company and awarded the plaintiff damages, fees and interest. As a result of the court’s judgment, the Company recorded a $10 million provision for damages and fees estimated to be incurred in connection with this litigation. The accrued patent litigation expense of $17 million and $7 million is in other current liabilities in the consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

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

The consolidated statements of operations for the three and nine months ended September 30, 2017 and October 1, 2016 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of sales	$726	$731	$2,251	$2,058
Selling and administrative expenses	10,768	6,944	25,558	27,526
Research and development expenses	780	692	2,259	3,020

Total stock-based compensation	$12,274	$8,367	$30,068	$32,604

During the nine months ended September 30, 2017 and October 1, 2016, the Company recognized $4 million and $7 million, respectively, of stock-based compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 30, 2017 and October 1, 2016 is as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 30, 2017	October 1, 2016
Options issued (in thousands)	217	86
Risk-free interest rate	2.2%	1.5%
Expected life in years	6	5
Expected volatility	0.230	0.286
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	September 30, 2017	October 1, 2016
Exercise price	$151.24	$122.65
Fair value	$40.49	$34.63

The following table summarizes stock option activity for the plans for the nine months ended September 30, 2017 (in thousands, except per share data):

	Number of Shares	Price per Share	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2016	2,697	$38.09 to $139.51	$106.55
Granted	217	$136.43 to $184.89	$151.24
Exercised	(751)	$41.20 to $134.37	$90.28
Canceled	(43)	$87.06 to $136.43	$115.82

Outstanding at September 30, 2017	2,120	$38.09 to $184.89	$116.70

Restricted Stock

During the nine months ended September 30, 2017, the Company granted eight thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $140.52 per share.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 30, 2017 (in thousands, except per share data):

	Shares	Weighted-Average Price per Share
Unvested at December 31, 2016	453	$110.34
Granted	106	$154.31
Vested	(140)	$106.06
Forfeited	(17)	$116.83

Unvested at September 30, 2017	402	$123.15

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The following table summarizes the unvested performance stock unit award activity for the nine months ended September 30, 2017 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2016	27	$171.16
Granted	20	$198.78

Unvested at September 30, 2017	47	$184.40

9 Earnings Per Share

Basic and diluted earnings per share (“EPS”) calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 30, 2017
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$136,104	79,712	$1.71
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	809	(0.02)

Net income per diluted common share	$136,104	80,521	$1.69

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended October 1, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$124,856	80,677	$1.55
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	711	(0.02)

Net income per diluted common share	$124,856	81,388	$1.53

	Nine Months Ended September 30, 2017
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$373,483	79,908	$4.67
Effect of dilutive stock option, restricted stock, performance stock unit and and restricted stock unit securities	—	752	(0.04)

Net income per diluted common share	$373,483	80,660	$4.63

	Nine Months Ended October 1, 2016
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$347,125	80,923	$4.29
Effect of dilutive stock option, restricted stock and restricted stock unit securities	—	650	(0.03)

Net income per diluted common share	$347,125	81,573	$4.26

For the three and nine months ended September 30, 2017, the Company had 0.2 million and 0.4 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For the three and nine months ended October 1, 2016, the Company had 0.5 million and 0.8 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(170,566)	$(43,894)	$(1,820)	$(216,280)
Other comprehensive income (loss), net of tax	94,209	52	1,592	95,853

Balance at September 30, 2017	$(76,357)	$(43,842)	$(228)	$(120,427)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Retirement Plans

The Company sponsors various retirement plans. The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 30, 2017 and October 1, 2016 is as follows (in thousands):

	Three Months Ended
	September 30, 2017			October 1, 2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$113	$137	$1,311	$94	$116	$1,253
Interest cost	1,707	155	386	1,710	135	423
Expected return on plan
assets	(2,574)	(146)	(434)	(2,392)	(130)	(401)
Net amortization:
Prior service credit	—	—	(47)	—	—	(51)
Net actuarial loss	693	—	248	693	—	190

Net periodic pension (benefit) cost	$(61)	$146	$1,464	$105	$121	$1,414

	Nine Months Ended
	September 30, 2017			October 1, 2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$338	$410	$3,802	$282	$348	$3,721
Interest cost	5,122	464	1,112	5,200	405	1,273
Expected return on plan assets	(7,724)	(440)	(1,250)	(7,226)	(390)	(1,206)
Net amortization:
Prior service credit	—	—	(140)	—	—	(145)
Net actuarial loss	2,078	—	714	2,027	—	570

Net periodic pension (benefit) cost	$(186)	$434	$4,238	$283	$363	$4,213

During the nine months ended September 30, 2017, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2017, the Company expects to contribute a total of approximately $6 million to $11 million to the Company’s defined benefit plans.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and nine months ended September 30, 2017 and October 1, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Product net sales:
Waters instrument systems	$238,431	$226,296	$674,768	$646,733
Chemistry consumables	92,879	84,114	271,606	255,312
TA instrument systems	44,240	39,524	126,310	115,433

Total product sales	375,550	349,934	1,072,684	1,017,478

Service net sales:
Waters service	172,594	160,503	498,736	471,792
TA service	17,440	16,393	50,383	49,366

Total service sales	190,034	176,896	549,119	521,158

Total net sales	$565,584	$526,830	$1,621,803	$1,538,636

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

In March 2016, accounting guidance was issued which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The new guidance is required to be adopted on a prospective basis for the statement of operations and the Company has elected to retrospectively apply the cash flow aspects of this new guidance. In addition, the Company has elected to continue to estimate forfeitures at the time of grant and update forfeiture estimates throughout the requisite service period. The Company adopted this standard as of January 1, 2017 and recognized an excess tax benefit related to stock-based compensation which decreased income tax expense for the three and nine months ended September 30, 2017 by $3 million and $14 million, respectively, and added $0.03 and $0.18 to net income per diluted share, respectively. These excess tax benefits were previously recorded in equity and there were no cumulative-effect adjustments to retained earnings as a result of the adoption of this standard. In addition, the Company reclassified $13 million of excess tax benefits related to stock-based compensation for the first nine months of 2016 from cash flows from financing activities to cash flows from operating activities.

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

In August 2016, accounting guidance was issued that clarifies the classification of certain cash flows. The new guidance addresses eight specific areas where current accounting guidance is either unclear or does not specifically address classification issues. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company currently does not believe that the adoption of this standard will have a material impact on the Company’s cash flows.

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

In January 2017, accounting guidance was issued that clarifies the definition of a business. The new guidance provides a more robust framework to use in determining when a set of assets and activities is a business, thus narrowing the definition and the amount of transactions accounted for as business combinations. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early application is permitted under certain circumstances. The Company will apply this guidance prospectively to any business combination transactions that take place after adoption of this new guidance.

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

In March 2017, accounting guidance was issued regarding the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer disaggregate the service cost component from other components of net benefit cost, with service cost reported in the same line items as other compensation costs and the other components of net benefit costs presented outside income from operations. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company currently does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2017, accounting guidance was issued to amend the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amortization period for certain callable debt securities will be shortened to end at the earliest call date. This guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company currently does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2017, accounting guidance was issued that clarifies the accounting for a change to the terms or conditions of a share-based payment award. The standard provides more specific guidance for determining when a change to an award requires modification accounting and when it should be deemed purely administrative in nature. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company currently does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

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

The Company’s operating results are as follows for the three and nine months ended September 30, 2017 and October 1, 2016 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues:
Product sales	$375,550	$349,934	7%	$1,072,684	$1,017,478	5%
Service sales	190,034	176,896	7%	549,119	521,158	5%

Total net sales	565,584	526,830	7%	1,621,803	1,538,636	5%
Costs and operating expenses:
Cost of sales	235,892	218,344	8%	676,614	639,874	6%
Selling and administrative expenses	135,194	123,861	9%	395,908	382,793	3%
Research and development expenses	33,782	30,418	11%	97,471	92,434	5%
Litigation provisions	—	—		10,018	—
Acquired in-process research and development	—	—		5,000	—
Purchased intangibles amortization	1,682	2,476	(32%)	5,104	7,531	(32%)

Operating income	159,034	151,731	5%	431,688	416,004	4%
Operating income as a % of sales	28.1%	28.8%		26.6%	27.0%
Interest expense, net	(5,234)	(6,281)	(17%)	(16,329)	(18,469)	(12%)

Income from operations before income taxes	153,800	145,450	6%	415,359	397,535	4%
Provision for income taxes	17,696	20,594	(14%)	41,876	50,410	(17%)

Net income	$136,104	$124,856	9%	$373,483	$347,125	8%

Net income per diluted common share	$1.69	$1.53	10%	$4.63	$4.26	9%

Sales in 2017 grew 7% and 5% for the quarter and year-to-date periods, respectively, as compared with the same periods in 2016. Foreign currency translation increased sales growth by 1% for the quarter and reduced sales growth 1% year-to-date. Sales growth was balanced across all product and customer end markets for both the quarter and year-to-date. Recent acquisitions had a minimal impact on sales growth for both the quarter and year-to-date.

In 2017, instrument systems sales grew 6% and 5% for the quarter and year-to-date, respectively, while recurring revenues (combined sales of chemistry consumables and services) grew 8% and 6%, respectively. Instrument system sales growth for both the quarter and year-to-date are attributed to an increase in customer demand for our LC-MS and TA instrument systems.

Our recurring revenues continue to benefit from a higher installed customer base, which has resulted in increased chemistry consumable and service sales. For the quarter, foreign currency translation increased both instrument system and recurring revenue sales growth by 1%. Year-to-date, foreign currency translation reduced recurring revenue sales growth by 1% and had a minimal impact on instrument systems sales growth. In addition, recurring revenues were negatively impacted by two fewer calendar days in the first nine months of 2017 as compared to the first nine months of 2016.

Geographically, sales in Europe increased 20% and 8% in 2017 for the quarter and year-to-date, respectively, on strong demand from pharmaceutical customers and the favorable effect of foreign currency translation, which increased sales growth by 7% for the quarter and reduced sales growth by 1% year-to-date. Sales in Asia grew 7% and 11% in 2017 for the quarter and year-to-date, respectively, with strong demand continuing in China for our products and services, while sales in India were negatively impacted by lower customer demand resulting from the implementation of the new Goods and Services Tax (“GST”) system.

Sales in 2017 in the U.S. increased 1% for the quarter and declined 2% year-to-date, due to lower demand from pharmaceutical customers in this market as compared to the prior year. Sales in 2017 to the rest of the world decreased 7% in the quarter and increased 1% year-to-date as these markets were somewhat negatively impacted by natural disasters in the third quarter.

The recent natural disasters in the U.S., Mexico and Puerto Rico, along with the impact of the GST system implementation in India, did not have a significant impact on our overall sales growth rates in the third quarter; however, it is unclear when the business climate in those affected areas will return to normal in the future.

In 2017, sales to pharmaceutical customers increased 7% and 6% for the quarter and year-to-date, respectively, as compared to the corresponding prior year periods, with the effect of foreign currency translation increasing sales to pharmaceutical customers by 2% for the quarter and a minimal impact year-to-date. This increase was driven by the increasing need for global access to prescription drugs and the testing of newer and more complex biologic drugs. Sales to pharmaceutical customers was negatively impacted by a decline in sales in the U.S., which we believe is the result of macroeconomic and governmental policy uncertainties as well as natural disasters experienced in the third quarter.

Combined sales to industrial customers (including sales to industrial chemical, nutritional safety and environmental customers) in 2017 increased 6% and 5% for the quarter and year-to-date, respectively, due to the increasing need for food quality and food safety testing and fine chemical applications. Combined global sales to governmental and academic customers increased 15% and 4% in 2017 for the quarter and year-to-date, respectively. Sales to governmental and academic customers are highly dependent on when institutions receive the funding to purchase our instrument systems and, as such, sales growth rates can vary significantly from quarter to quarter.

Operating income increased 5% and 4% for the quarter and year-to-date, respectively, in 2017. These increases were primarily a result of the positive effect achieved from higher sales volume and controlled spending being partially offset by a $4 million charge related to the acceleration of certain stock awards in the third quarter of 2017. The 2017 year-to-date operating income was also impacted by $12 million of severance costs primarily associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive. In addition, year-to-date operating income in 2017 was impacted by $10 million of litigation settlement provisions and related costs and a $5 million charge relating to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized. The change in year-to-date operating income in 2017 as compared with 2016 was also impacted by the $7 million expense incurred in the first quarter of 2016 related to the acceleration of certain stock awards.

In the first quarter of 2017, the Company adopted a new accounting standard that requires the excess tax benefit or deficiency on stock-based compensation to be included in the statement of operations as a component of the provision for income taxes, whereas previously it was recognized in equity. As a result, the Company recorded a tax benefit on stock-based compensation in the third quarter of 2017 that decreased income tax expense by $3 million and $14 million for the quarter and year-to-date, respectively, and added $0.03 and $0.18 to net income per diluted share, respectively. Additionally, this standard required the Company to present the tax benefit in the Consolidated Statements of Cash Flows as an operating activity, whereas in the past this tax benefit was reflected as a financing activity. All prior periods presented in the cash flow have been adjusted accordingly.

The Company generated $505 million and $469 million of net cash flows from operations in the first nine months of 2017 and 2016, respectively. The increase in operating cash flow was primarily a result of the increase in sales and net income. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $55 million and $72 million for the first nine months of 2017 and 2016, respectively. The 2017 cash flow from investing activities included a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. In addition, the Company made a milestone payment of $5 million in 2017 to acquire and license intellectual property.

Within cash flows used in financing activities, the Company received $73 million and $59 million of proceeds from stock plans in the first nine months of 2017 and 2016, respectively. In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. The Company repurchased $238 million and $236 million of the Company’s outstanding common stock in the first nine months of 2017 and 2016, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 30, 2017 and October 1, 2016 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% change	September 30, 2017	October 1, 2016	% change
Net Sales:
United States	$171,053	$168,614	1%	$474,661	$485,945	(2%)
Europe	153,232	128,191	20%	427,406	396,540	8%
Asia:
China	96,141	84,051	14%	275,367	234,632	17%
Japan	42,202	42,191	—	125,058	126,305	(1%)
Asia Other	70,996	69,273	2%	219,723	196,399	12%

Total Asia	209,339	195,515	7%	620,148	557,336	11%
Other	31,960	34,510	(7%)	99,588	98,815	1%

Total net sales	$565,584	$526,830	7%	$1,621,803	$1,538,636	5%

In the third quarter of 2017, the increase in sales in the U.S. was driven primarily by TA instrument system and service sales to industrial markets. This increase partially offset the decline experienced in the U.S. in the first half of 2017. Europe’s sales growth was broad-based across all product and customer classes, with the effect of foreign currency translation increasing sales growth in 2017 by 7% for the quarter and decreasing sales growth by 1% year-to-date. China achieved strong sales growth across all product classes, which was driven by sales to pharmaceutical and industrial customers. In the third quarter of 2017, sales growth in Asia Other was impacted by customers in India delaying purchases of our products as a result of the nationwide implementation of a new GST system. Sales growth in Japan in 2017 was driven by sales to pharmaceutical, governmental and academic customers and was negatively impacted by the effect of foreign currency translation, which reduced sales growth by 9% and 4% for the quarter and year-to-date, respectively. Sales to the rest of the world were impacted by a decrease in demand from industrial customers in the third quarter, resulting from natural disasters.

Waters Net Sales

Net sales for Waters products and services are as follows for the three and nine months ended September 30, 2017 and October 1, 2016 (dollars in thousands):

	Three Months Ended
	September 30, 2017	% of Total	October 1, 2016	% of Total	% change
Waters instrument systems	$238,431	47%	$226,296	48%	5%
Chemistry consumables	92,879	19%	84,114	18%	10%

Total Waters product sales	331,310	66%	310,410	66%	7%
Waters service	172,594	34%	160,503	34%	8%

Total Waters net sales	$503,904	100%	$470,913	100%	7%

	Nine Months Ended
	September 30, 2017	% of Total	October 1, 2016	% of Total	% change
Waters instrument systems	$674,768	47%	$646,733	47%	4%
Chemistry consumables	271,606	18%	255,312	19%	6%

Total Waters product sales	946,374	65%	902,045	66%	5%
Waters service	498,736	35%	471,792	34%	6%

Total Waters net sales	$1,445,110	100%	$1,373,837	100%	5%

The increase in Waters instrument system sales (LC and MS technology-based) for both the quarter and year-to-date in 2017 was primarily attributable to higher sales of LC instrument systems, as well as other LC-MS systems that incorporate the Company’s tandem quadrupole technologies. Chemistry consumables sales increased on the uptake in columns and application-specific testing kits. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers. In total, foreign currency translation increased Waters product and service sales growth in 2017 by 1% for the quarter and reduced Waters product and service sales growth by 1% year-to-date.

In the third quarter of 2017, Waters sales in Europe increased 20% and 7% for the quarter and year-to-date, respectively, as the effect of foreign currency translation increased sales in Europe by 6% for the quarter and decreased sales by 2% year-to-date. Waters sales in Asia increased 6% and 11% for the quarter and year-to-date, respectively, and were primarily driven by China on strong demand for the Company’s products and services from pharmaceutical and industrial customers. In the third quarter, Waters sales growth in India was impacted by customer ordering delays caused by the implementation of a new GST system. Waters sales in Japan were flat for the quarter and decreased 1% year-to-date, as the effect of foreign currency translation decreased sales in Japan by 9% and 5%, respectively. Waters sales in the U.S. were flat for the quarter and decreased 3% year-to-date due to lower demand from pharmaceutical customers compared to the third quarter of 2016. Waters sales in the rest of the world decreased 4% in the quarter and increased 2% year-to-date. Both the U.S. and the rest of the world sales were negatively impacted by natural disasters in the third quarter.

TA Net Sales

Net sales for TA products and services are as follows for the three and nine months ended September 30, 2017 and October 1, 2016 (dollars in thousands):

	Three Months Ended
	September 30, 2017	% of Total	October 1, 2016	% of Total	% change
TA instrument systems	$44,240	72%	$39,524	71%	12%
TA service	17,440	28%	16,393	29%	6%

Total TA net sales	$61,680	100%	$55,917	100%	10%

	Nine Months Ended
	September 30, 2017	% of Total	October 1, 2016	% of Total	% change
TA instrument systems	$126,310	71%	$115,433	70%	9%
TA service	50,383	29%	49,366	30%	2%

Total TA net sales	$176,693	100%	$164,799	100%	7%

The increase in TA instrument system sales for the third quarter of 2017 was primarily driven by thermal growth being fueled by continued acceptance of the recently introduced Discovery product line, while rheology saw strong performance across the entire range of products in the portfolio. Recent acquisitions increased TA sales by 3% and 2% for the quarter and year-to-date, respectively. The effect of foreign currency translation increased TA sales in 2017 by 1% for the quarter and had a minimal impact year-to-date.

Geographically, TA sales in Asia in 2017 increased 19% and 13% for the quarter and year-to-date, respectively. TA sales in China increased 16% and 11% for the quarter and year-to-date, respectively. TA sales in Japan decreased 1% and 4% for the quarter and year-to-date, respectively, as the effect of foreign currency translation decreased TA Japan sales by 8% and 2%, respectively. TA sales in the U.S. increased 10% and 3% for the quarter and year-to-date, respectively. TA sales in Europe increased 11% for both the quarter and year-to-date, with the effects of foreign currency translation increasing European sales by 5% for the quarter and reducing European sales by 1% year-to-date. TA sales to the rest of the world decreased 32% and 12% for the quarter and year-to-date, respectively.

Cost of Sales

For both the 2017 quarter and year-to-date periods, the increase in cost of sales as compared with the 2016 periods was consistent with the increase in sales volume, as well as product mix dynamics. In 2017, the effect of foreign currency translation increased cost of sales by 2% in the quarter and had a minimal impact on year-to-date cost of sales.

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

Selling and Administrative Expenses

In 2017, selling and administrative expenses increased 9% and 3% for the quarter and year-to-date, respectively. Overall, this change is attributable to the cost of headcount additions, higher merit compensation costs, severance incurred in connection with the closure of a facility in Germany and an early retirement transition incentive program. The Company incurred $1 million and $12 million of severance-related costs in the 2017 quarter and year-to-date, respectively. In addition, selling and administrative expenses included a $4 million and $7 million expense related to the acceleration of certain stock awards in the third quarter of 2017 and first quarter of 2016, respectively. The effect of foreign currency translation increased selling and administrative expenses by 2% in the quarter and decreased selling and administrative expenses by 1% year-to-date.

As a percentage of net sales, selling and administrative expenses were 23.9% and 24.4% for the 2017 quarter and year-to-date, respectively, and 23.5% and 24.9% for the 2016 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses in 2017 increased 11% and 5% for the quarter and year-to-date, respectively, due to an increase in additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. Year-to-date, these increases were partially offset by the favorable effect of foreign currency translation, which decreased the Company’s U.K.-based research and development expenses by 5% from the weakening of the British pound.

Litigation Provisions

During the first nine months of 2017, the Company incurred a $10 million litigation provision related to the issuance of a verdict in a German patent litigation case.

Acquired In-Process Research and Development

During the first nine months of 2017, the Company incurred a $5 million charge for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. The licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and may occur over multiple years.

Interest Expense, Net

The decrease in net interest expense in 2017 was primarily attributable to higher income earned on increased cash, cash equivalents and investment balances.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the Company’s marginal effective tax rates were approximately 37.5%, 12.5%, 19.25% and 0%, respectively, as of September 30, 2017. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The current statutory tax rate in Singapore is 17%. For the first nine months of 2017 and 2016, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income by $18 million and $16 million, respectively, and increased the Company’s net income per diluted share by $0.23 and $0.20, respectively.

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

The Company’s effective tax rate for the quarter was 11.5% and 14.2% for 2017 and 2016, respectively. Year-to-date, the Company’s effective tax rate was 10.1% and 12.7% for 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 can be primarily attributed to the adoption of new accounting guidance related to stock-based compensation, which decreased income tax expense by $3 million and $14 million for the quarter and year-to-date, respectively, and decreased the Company’s effective tax rate by 1.7 percentage points and 3.4 percentage points, respectively. See Note 13 for further information regarding the adoption of this standard. In addition, the provision for income tax for the first quarter of 2016 included a quarter-specific tax benefit associated with modifications to certain stock-based compensation awards. The remaining differences between the effective tax rate in 2017 and 2016 can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net income	$373,483	$347,125
Depreciation and amortization	78,249	72,364
Stock-based compensation	30,068	32,604
Deferred income taxes	3,046	4,924
Change in accounts receivable	53,358	39,471
Change in inventories	(26,217)	(39,988)
Change in accounts payable and other current liabilities	(23,066)	(29,179)
Change in deferred revenue and customer advances	29,332	29,244
Other changes	(12,797)	12,452

Net cash provided by operating activities	505,456	469,017
Net cash used in investing activities	(403,988)	(438,674)
Net cash used in financing activities	(39,494)	(79,728)
Effect of exchange rate changes on cash and cash equivalents	36,202	(8,071)

Increase (decrease) in cash and cash equivalents	$98,176	$(57,456)

Cash Flow from Operating Activities

Net cash provided by operating activities was $505 million and $469 million in the nine months ended September 30, 2017 and October 1, 2016, respectively. The changes within net cash provided by operating activities in the first nine months of 2017 as compared to the first nine months of 2016 include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•	The change in accounts receivable was primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding decreased to 73 days at September 30, 2017 from 76 days at October 1, 2016.

•	The change in inventory was primarily attributable to anticipated annual increases in sales volumes, as well as the timing of new product launches.

•	The change in accounts payable and other current liabilities was a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities. In addition, as a result of the adoption of a new accounting standard related to stock-based compensation, the Company reclassified $13 million of excess tax benefits related to stock-based compensation for the first nine months of 2016 from cash flows from financing activities to cash flows from operating activities.

Cash Used in Investing Activities

Net cash used in investing activities totaled $404 million and $439 million in the first nine months of 2017 and 2016, respectively. Additions to fixed assets and capitalized software were $55 million and $72 million year-to-date in 2017 and 2016, respectively. During 2017 and 2016, the Company purchased $2,345 million and $1,923 million of investments year-to-date, while $2,009 million and $1,558 million of investments matured, respectively.

Cash flow from investing activities year-to-date in 2017 included a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. In addition, the Company made a $5 million milestone payment in the first nine months 2017 for acquired in-process research and development for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized. Business acquisitions, net of cash acquired were $6 million in the first nine months of 2016.

Cash Used in Financing Activities

During the first nine months of 2017 and 2016, the Company’s net debt borrowings increased by $130 million and $115 million, respectively. As of September 30, 2017, the Company had a total of $1,958 million in outstanding debt, which consisted of $700 million in outstanding senior unsecured notes, $300 million borrowed under a term loan facility under the Company’s credit agreement, $960 million borrowed under a revolving credit facility under the Company’s credit agreement and less than $1 million borrowed under various other short-term lines of credit, offset by $3 million of unamortized debt issuance costs. At September 30, 2017, $125 million of the outstanding portion of the revolving facility was classified as short-term liabilities in the consolidated balance sheet due to the fact that the Company expects to repay this portion of the borrowing under the revolving line of credit within the next twelve months. The remaining $835 million of the outstanding portion of the revolving facility was classified as long-term liabilities in the consolidated balance sheet, as this portion is not expected to be repaid within the next twelve months. As of September 30, 2017, the Company had a total amount available to borrow under its credit agreement of $338 million after outstanding letters of credit. As of September 30, 2017, the Company was in compliance with all debt covenants.

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During the nine months ended September 30, 2017 and October 1, 2016, the Company repurchased 1.4 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $238 million and $236 million, respectively, under the May 2017 and other previously announced programs. As of September 30, 2017, the Company had purchased an aggregate of 5.5 million shares at a cost of $750 million under the May 2014 authorization, which is now completed. The Company has a total of $885 million in remaining authorized capacity for future repurchases under the May 2017 authorization. In addition, the Company repurchased $8 million and $6 million of common stock related to the vesting of restricted stock units during the nine months ended September 30, 2017 and October 1, 2016, respectively.

The Company received $73 million and $59 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2017 and 2016, respectively.

The Company had cash, cash equivalents and investments of $3,255 million as of September 30, 2017. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $3,212 million held by foreign subsidiaries at September 30, 2017, of which $337 million were held in currencies other than U.S. dollars. Due to the fact that most of the Company’s cash, cash equivalents and investments are held outside of the U.S., the Company must manage and maintain sufficient levels of cash flow in the U.S. to fund operations and capital expenditures, service debt interest, finance potential U.S. acquisitions and continue the authorized stock repurchase program in the U.S. These U.S. cash requirements are managed by the Company’s cash flow from U.S. operations and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2017. The Company reviewed its contractual obligations and commercial commitments as of September 30, 2017 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the nine months ended September 30, 2017, the Company contributed $4 million to the Company’s U.S. pension plans. During fiscal year 2017, the Company expects to contribute a total of approximately $6 million to $11 million to the Company’s defined benefit plans.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 30, 2017. The Company did not make any changes in those policies during the nine months ended September 30, 2017.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 30, 2017 and December 31, 2016, $3,212 million out of $3,255 million and $2,766 million out of $2,813 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries and may be subject to material tax effects on distribution to U.S. legal entities. In addition, $337 million out of $3,255 million and $261 million out of $2,813 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 30, 2017 and December 31, 2016, respectively.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of September 30, 2017 would decrease by approximately $34 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the nine months ended September 30, 2017. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February  24, 2017.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive and principal financial officers), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended September 30, 2017 as described in Item 3 of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

Item 1A:	Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017. The Company reviewed its risk factors as of September 30, 2017 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended September 30, 2017 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2 to July 29, 2017	—	$—	—	$964,384
July 30 to August 26, 2017	230	$178.10	230	$923,458
August 27 to September 30, 2017	208	$187.04	208	$885,182

Total	438	$182.35	438	$885,182

(1)	In May 2017, the Company’s Board of Directors authorized the repurchase of up to $1 billion of its outstanding common stock in open market transactions over a three-year period.

Item 6: Exhibits

Exhibit Number	Description of Document

10.1	Employment Agreement, dated July 21, 2017, between Waters Corporation and Dr. Rohit Khanna.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ SHERRY L. BUCK
Sherry L. Buck
Senior Vice President and
Chief Financial Officer

Date: November 3, 2017