Form 10-Q
period 2018-03-31
WATERS CORP /DE/
filed 2018-05-04
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of the registrant’s common stock as of April 27, 2018: 78,342,806

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$716,522	$642,319
Investments	1,835,351	2,751,382
Accounts receivable, net	502,968	533,825
Inventories	299,614	270,294
Other current assets	84,123	72,314

Total current assets	3,438,578	4,270,134
Property, plant and equipment, net	349,319	349,278
Intangible assets, net	231,733	228,395
Goodwill	362,331	359,819
Other assets	107,496	116,728

Total assets	$4,489,457	$5,324,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$354	$100,273
Accounts payable	70,645	64,537
Accrued employee compensation	31,791	69,024
Deferred revenue and customer advances	214,979	166,840
Accrued income taxes	100,259	73,008
Accrued warranty	12,626	13,026
Other current liabilities	103,694	119,449

Total current liabilities	534,348	606,157
Long-term liabilities:
Long-term debt	1,247,630	1,897,501
Long-term portion of retirement benefits	67,533	67,334
Long-term income tax liabilities	457,087	456,949
Other long-term liabilities	67,965	62,625

Total long-term liabilities	1,840,215	2,484,409

Total liabilities	2,374,563	3,090,566
Commitments and contingencies (Notes 6, 7 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 160,200 and 159,845 shares issued, 78,319 and 79,337 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1,602	1,598
Additional paid-in capital	1,779,142	1,745,088
Retained earnings	5,513,362	5,405,380
Treasury stock, at cost, 81,881 and 80,509 shares at March 31, 2018 and December 31, 2017, respectively	(5,090,581)	(4,808,211)
Accumulated other comprehensive loss	(88,631)	(110,067)

Total stockholders’ equity	2,114,894	2,233,788

Total liabilities and stockholders’ equity	$4,489,457	$5,324,354

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands, except per share data)
Revenues:
Product sales	$339,117	$324,296
Service sales	191,553	173,673

Total net sales	530,670	497,969
Costs and operating expenses:
Cost of product sales	140,466	133,156
Cost of service sales	80,955	77,939
Selling and administrative expenses	130,407	130,673
Research and development expenses	34,480	30,752
Litigation settlement	(1,672)	—
Purchased intangibles amortization	1,659	1,729
Acquired in-process research and development	—	5,000

Total costs and operating expenses	386,295	379,249

Operating income	144,375	118,720
Other income	346	149
Interest expense	(13,838)	(12,725)
Interest income	9,666	7,343

Income before income taxes	140,549	113,487
Provision for income taxes	28,598	7,930

Net income	$111,951	$105,557

Net income per basic common share	$1.42	$1.32
Weighted-average number of basic common shares	78,883	80,073
Net income per diluted common share	$1.40	$1.31
Weighted-average number of diluted common shares and equivalents	79,715	80,769

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Net income	$111,951	$105,557
Other comprehensive income:
Foreign currency translation	23,913	29,141
Unrealized (losses) gains on investments before income taxes	(2,976)	588
Income tax benefit (expense)	93	(22)

Unrealized (losses) gains on investments, net of tax	(2,883)	566
Retirement liability adjustment before reclassifications	(385)	(456)
Amounts reclassified to other income	907	836

Retirement liability adjustment before income taxes	522	380
Income tax expense	(116)	(344)

Retirement liability adjustment, net of tax	406	36
Other comprehensive income	21,436	29,743

Comprehensive income	$133,387	$135,300

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$111,951	$105,557
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,892	8,655
Deferred income taxes	1,071	6,168
Depreciation	16,083	12,783
Amortization of intangibles	12,557	10,167
In-process research and development	—	5,000
Change in operating assets and liabilities:
Decrease in accounts receivable	40,588	35,110
Increase in inventories	(28,101)	(10,473)
Increase in other current assets	(13,049)	(4,057)
Increase in other assets	(1,393)	(1,040)
Decrease in accounts payable and other current liabilities	(24,824)	(50,072)
Increase in deferred revenue and customer advances	45,096	50,616
Increase in other liabilities	5,970	5,795

Net cash provided by operating activities	175,841	174,209
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(15,992)	(17,711)
Investment in unaffiliated company	(3,215)	(7,000)
Purchases of investments	(170,041)	(823,335)
Maturities and sales of investments	1,085,087	750,997

Net cash provided by (used in) investing activities	895,839	(97,049)
Cash flows from financing activities:
Proceeds from debt issuances	81	40,000
Payments on debt	(750,000)	(12)
Proceeds from stock plans	24,287	38,259
Purchases of treasury shares	(282,370)	(89,173)
Proceeds from (payments for) derivative contracts	1,937	(1,438)

Net cash used in financing activities	(1,006,065)	(12,364)
Effect of exchange rate changes on cash and cash equivalents	8,588	14,017

Increase in cash and cash equivalents	74,203	78,813
Cash and cash equivalents at beginning of period	642,319	505,631

Cash and cash equivalents at end of period	$716,522	$584,444

The accompanying notes are an integral part of the interim consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1	Basis of Presentation and Summary of Significant Accounting Policies

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2018 and 2017 ended on March 31, 2018 and April 1, 2017, respectively.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and do not include all of the information and footnote disclosures required for annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All inter-company balances and transactions have been eliminated

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on February 27, 2018.

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

For most of the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the respective period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 31, 2018 and December 31, 2017, $1,656 million out of $2,552 million and $3,326 million out of $3,394 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $348 million out of $2,552 million and $304 million out of $3,394 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 31, 2018 and December 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has very limited use of rebates and other cash considerations payable to customers and, as a result, the transaction price determination does not have any material variable consideration. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on a number of factors, including historical experience and the customer’s credit-worthiness. The allowance for doubtful accounts is reviewed on at least a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged against the allowance when the Company determines it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Historically, the Company has not experienced significant bad debt losses.

The following is a summary of the activity of the Company’s allowance for doubtful accounts for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period

Allowance for Doubtful Accounts
March 31, 2018	$6,109	$1,056	$(1,033)	$6,132
April 1, 2017	$5,140	$636	$(643)	$5,133

Other Investments

During the three months ended March 31, 2018, the Company made a $3 million investment in a developer of laboratory solutions to increase productivity and reproducibility for use in any industry.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 (in thousands):

	Total at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$425,032	$—	$425,032	$—
Foreign government securities	6,947	—	6,947	—
Corporate debt securities	1,292,878	—	1,292,878	—
Time deposits	301,277	—	301,277	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	35,762	35,762	—	—
Foreign currency exchange contracts	129	—	129	—

Total	$2,062,172	$35,762	$2,026,410	$—

Liabilities:
Contingent consideration	$3,399	$—	$—	$3,399
Foreign currency exchange contracts	730	—	730	—

Total	$4,129	$—	$730	$3,399

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Total at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$591,988	$—	$591,988	$—
Foreign government securities	6,952	—	6,952	—
Corporate debt securities	1,975,160	—	1,975,160	—
Time deposits	371,511	—	371,511	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	35,645	35,645	—	—
Foreign currency exchange contracts	566	—	566	—

Total	$2,981,969	$35,645	$2,946,324	$—

Liabilities:
Contingent consideration	$3,247	$—	$—	$3,247
Foreign currency exchange contracts	182	—	182	—

Total	$3,429	$—	$182	$3,247

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million at both March 31, 2018 and December 31, 2017, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.

Fair Value of Other Financial Instruments

The Company’s cash, accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $510 million and $610 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $501 million and $608 million at March 31, 2018 and December 31, 2017, respectively, using Level 2 inputs.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

foreign currency exchange contracts that mature within 90 days to hedge a portion of the remaining balance to minimize some of the Company’s currency price risk exposure. The foreign currency exchange contracts are not designated for hedge accounting treatment.

Principal hedged currencies include the Euro, Japanese yen, British pound, Mexican peso and Brazilian real. At March 31, 2018 and December 31, 2017, the Company held foreign currency exchange contracts with notional amounts totaling $141 million and $147 million, respectively.

The Company’s foreign currency exchange contracts included in the consolidated balance sheets are classified as follows (in thousands):

	March 31, 2018	December 31, 2017
Other current assets	$129	$566
Other current liabilities	$730	$182

The following is a summary of the activity included in cost of sales in the statements of operations related to the foreign currency exchange contracts (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Realized gains (losses) on closed contracts	$1,937	$(1,438)
Unrealized losses on open contracts	(985)	(132)

Cumulative net pre-tax gains (losses)	$952	$(1,570)

Stockholders’ Equity

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During the three months ended March 31, 2018 and April 1, 2017, the Company repurchased 1.3 million and 0.5 million shares of the Company’s outstanding common stock at a cost of $275 million and $82 million, respectively, under the May 2017 authorization and other previously announced programs. As of March 31, 2018, the Company had repurchased an aggregate of 2.4 million shares at a cost of $474 million under the May 2017 repurchase program and had a total of $526 million authorized for future repurchases. In addition, the Company repurchased $8 million and $7 million of common stock related to the vesting of restricted stock units during the three months ended March 31, 2018 and April 1, 2017, respectively.

In April 2018, the Company’s Board of Directors authorized the Company to repurchase up to $3 billion of its outstanding common stock over a three-year period. This new program adds the remaining $526 million from the pre-existing program, allowing for the purchase of a total of $3.5 billion of the Company’s common stock over a three-year period. Upon commencement of the new authorization, the 2017 authorization was terminated. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
March 31, 2018	$13,026	$1,767	$(2,167)	$12,626
April 1, 2017	$13,391	$1,815	$(2,208)	$12,998

Other Commitments

In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations. The Company anticipates spending an estimated $215 million to build and equip the new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments.

Subsequent Events

The Company did not have any material subsequent events except for the April 2018 stock repurchase authorization discussed under the heading, “Stockholders’ Equity”, above.

2	Revenue Recognition

The Company adopted new accounting guidance regarding the recognition of revenue from contracts with customers as of January 1, 2018.

The Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally enters into contracts that include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns and discounts.

The Company recognizes revenue on product sales at the time control of the product transfers to the customer. In substantially all of the Company’s arrangements, title of our products transfers at shipping point and, as a result, we have determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the products arrive at the customer site. Incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of sales. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. In more rare situations, we have revenue associated with products that contain specific customer acceptance criteria and the related revenue is not recognized before the customer acceptance criteria are satisfied. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on a concurrent with specific revenue-producing transaction and collected by the Company from a customer.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Generally, the Company’s contracts for products include a performance obligation related to installation. The Company has determined that the installation represents a distinct performance obligation and revenue is recognized separately upon the completion of installation. The Company determines the amount of the transaction price to allocate to the installation service based on the standalone selling price of the product and the service, which requires judgment. The Company determines relative standalone selling price of installation based upon a number of factors, including hourly service billing rates and estimated installation hours. In developing these estimates, the Company considers past history, competition, billing rates of current services and other factors.

The Company has sales from standalone software, which is included in instrument systems revenue. These arrangements typically include software licenses and maintenance contracts, both of which the Company has determined are distinct performance obligations. The Company determines the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis.

Payment terms and conditions vary among the Company’s revenue streams, although terms generally include a requirement of payment within 30 to 60 days of product shipment. Prior to providing payment terms to customers, an evaluation of the customer’s credit risk is performed. Returns and customer credits are infrequent and insignificant and are recorded as a reduction to sales. Rights of return are not included in sales arrangements and, therefore, there is minimal variable consideration included in the transaction price of our products.

Service revenue includes (i) service and software maintenance contracts and (ii) service calls (time and materials). Instrument service contracts and software maintenance contracts are typically annual contracts, which are billed at the beginning of the contract or maintenance period. The amount of the service and software maintenance contract is recognized on a straight-line basis to revenue over the maintenance service period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.

The Company’s deferred revenue liabilities on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to shipment of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	March 31, 2018	April 1, 2017
Balance at the beginning of the period	$192,590	$173,780
Recognition of revenue included in balance at beginning of the period	(93,286)	(85,933)
Revenue deferred during the period, net of revenue recognized	147,939	142,867

Balance at the end of the period	$247,243	$230,714

As of March 31, 2018 and December 31, 2017, $32 million and $26 million of deferred revenue and customer advances were classified in other long-term liabilities, respectively.

The estimated amount of deferred revenue and customer advances equals the transaction price allocated to unfufilled performance obligations for the period presented and the amount is expected to be recognized in the future is as follows (in thousands):

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

March 31, 2018
Deferred revenue and customer advances expected to be recognized:
In one year or less	$214,979
In 13-24 months	21,139
In 25 months and beyond	11,125

Total	$247,243

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3	Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$426,999	$1	$(1,968)	$425,032
Foreign government securities	6,987	—	(40)	6,947
Corporate debt securities	1,297,659	328	(5,109)	1,292,878
Time deposits	301,279	—	(2)	301,277
Equity securities	77	70	—	147

Total	$2,033,001	$399	$(7,119)	$2,026,281

Amounts included in:
Cash equivalents	$190,931	$1	$(2)	$190,930
Investments	1,842,070	398	(7,117)	1,835,351

Total	$2,033,001	$399	$(7,119)	$2,026,281

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$593,599	$82	$(1,693)	$591,988
Foreign government securities	6,982	—	(30)	6,952
Corporate debt securities	1,977,329	897	(3,066)	1,975,160
Time deposits	371,515	—	(4)	371,511
Equity securities	77	70	—	147

Total	$2,949,502	$1,049	$(4,793)	$2,945,758

Amounts included in:
Cash equivalents	$194,377	$—	$(1)	$194,376
Investments	2,755,125	1,049	(4,792)	2,751,382

Total	$2,949,502	$1,049	$(4,793)	$2,945,758

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	March 31, 2018	December 31, 2017
Due in one year or less	$1,226,896	$1,722,553
Due after one year through three years	497,961	851,547

Total	$1,724,857	$2,574,100

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

4	Inventories

Inventories are classified as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$104,708	$99,033
Work in progress	18,884	15,324
Finished goods	176,022	155,937

Total inventories	$299,614	$270,294

5	Goodwill and Other Intangibles

The carrying amount of goodwill was $362 million and $360 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the effect of foreign currency translation increased goodwill by $2 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$460,250	$302,997	5 years	$438,652	$285,461	5 years
Purchased intangibles	171,916	141,722	11 years	169,870	138,750	11 years
Trademarks and IPR&D	14,108	—	—	13,923	—	—
Licenses	6,044	4,917	6 years	5,840	4,628	6 years
Patents and other intangibles	74,936	45,885	8 years	72,815	43,866	8 years

Total	$727,254	$495,521	7 years	$701,100	$472,705	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $16 million and $10 million, respectively, in the three months ended March 31, 2018 due to the effects of foreign currency translation. Amortization expense for intangible assets was $13 million and $10 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Amortization expense for intangible assets is estimated to be $52 million per year for each of the next five years.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

As of March 31, 2018 and December 31, 2017, the Company had a total of $600 million and $700 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

The Company had the following outstanding debt at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Foreign subsidiary lines of credit	$354	$273
Senior unsecured notes - Series D - 3.22%, due March 2018	—	100,000

Total notes payable and debt, current	354	100,273

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series J - floating rate**, due May 2024	40,000	40,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreement	650,000	1,300,000
Unamortized debt issuance costs	(2,370)	(2,499)

Total long-term debt	1,247,630	1,897,501

Total debt	$1,247,984	$1,997,774

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of March 31, 2018 and December 31, 2017, the Company had a total amount available to borrow under existing credit agreements of $1,148 million and $498 million, respectively, after outstanding letters of credit. During the three months ended March 31, 2018, the Company reduced its outstanding debt by $750 million using cash repatriated under the 2017 Tax Cuts and Jobs Act. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.51% and 2.98% at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $92 million and $91 million at March 31, 2018 and December 31, 2017, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. At March 31, 2018 and December 31, 2017, the weighted-average interest rates applicable to these short-term borrowings were 2.36% and 1.48%, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

7	Income Taxes

In December 2017, the U.S. enacted legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). For the year ended December 31, 2017 the Company accrued a $550 million tax provision related to the 2017 Tax Act. The $550 million expense was comprised of $490 million related to the federal toll charge, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the Company’s deferred tax assets and liabilities at the new federal tax rate of 21%. The Company continues to analyze its information and review new guidance from the Internal Revenue Service and state tax authorities. The Company has not made any adjustment to its provisional accrual established at December 31, 2017 during the three months ended March 31, 2018.

As part of the 2017 Tax Act, there is a provision for the taxation of certain off-shore earnings referred to as the Global Intangible Low-Taxed Income (“GILTI”) provision. This new provision taxes the off-shore earnings at a rate of 10.5%, partially offset with foreign tax credits. In connection with this new provision, the Company has adopted an accounting policy to treat this new tax as a current period cost.

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of March 31, 2018. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the three months ended March 31, 2018 and April 1, 2017 by $6 million and $5 million, respectively, and increased the Company’s net income per diluted share by $0.07 and $0.06, respectively.

The Company’s effective tax rate for the three months ended March 31, 2018 and April 1, 2017 was 20.3% and 7.0%, respectively. The effective tax rate for the three months ended March 31, 2018 reflects the enactment of the 2017 Tax Act. The most significant changes applicable to the Company under the new law are the reduction in the U.S. federal income tax rate from 35% to 21% and the new GILTI provision described above. The impact of the GILTI provision is an increase of approximately 2.3 percentage points to our effective tax rate as of March 31, 2018. In addition, the tax provision for the three months ended March 31, 2018 includes a $6 million tax benefit related to stock-based compensation and $12 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. The net impact of these two discrete items in the three months ended March 31, 2018 was an increase in the effective tax rate of 4.7 percentage points. The effective tax rate for the three months ended April 1, 2017 included a $7 million tax benefit related to stock-based compensation. This 2017 tax benefit reduced the effective tax rate by 6.3 percentage points. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	March 31, 2018	April 1, 2017
Balance at the beginning of the period	$5,843	$9,964
Net changes in uncertain tax benefits	94	(717)

Balance at the end of the period	$5,937	$9,247

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2013. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2014 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of March 31, 2018, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

The Company adopted new accounting guidance which eliminates the deferral of tax effects on intra-entity transfers other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this standard as of January 1, 2018 with a $4 million charge to beginning retained earnings in the consolidated balance sheet.

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

The consolidated statements of operations for the three months ended March 31, 2018 and April 1, 2017 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	March 31, 2018	April 1, 2017
Cost of sales	$605	$738
Selling and administrative expenses	8,483	7,188
Research and development expenses	804	729

Total stock-based compensation	$9,892	$8,655

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during March 31, 2018 and April 1, 2017 are as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 31, 2018	April 1, 2017
Options issued in thousands	133	207
Risk-free interest rate	2.7%	2.2%
Expected life in years	6	6
Expected volatility	0.232	0.232
Expected dividends	—	—

	Three Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	March 31, 2018	April 1, 2017
Exercise price	$206.66	$149.74
Fair value	$58.38	$40.39

The following table summarizes stock option activity for the plans for the three months ended March 31, 2018 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2017	2,039	$38.09 to $194.26	$124.41
Granted	133	$195.69 to $208.47	$206.66
Exercised	(222)	$38.09 to $154.33	$102.43
Canceled	(44)	$98.21 to $128.93	$119.62

Outstanding at March 31, 2018	1,906	$38.09 to $208.47	$132.82

Restricted Stock

During the three months ended March 31, 2018, the Company granted four thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $195.69.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2017	374	$124.81
Granted	87	$208.47
Vested	(115)	$117.42
Forfeited	(6)	$117.26

Unvested at March 31, 2018	340	$148.85

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the three months ended March 31, 2018 and April 1, 2017 are as follows:

	Three Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	March 31, 2018	April 1, 2017
Performance stock units issued (in thousands)	15	20
Risk-free interest rate	2.0%	1.5%
Expected life in years	2.9	3.0
Expected volatility	0.180	0.232
Average volatility of peer companies	0.258	0.261
Correlation Coefficient	0.374	0.385
Expected dividends	—	—

The following table summarizes the unvested performance stock unit award activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2017	64	$196.29
Granted	15	$267.64
Forfeited	(3)	$181.83

Unvested at March 31, 2018	76	$210.94

9	Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 31, 2018
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$111,951	78,883	$1.42
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	832	(0.02)

Net income per diluted common share	$111,951	79,715	$1.40

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended April 1, 2017
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$105,557	80,073	$1.32
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	696	(0.01)

Net income per diluted common share	$105,557	80,769	$1.31

For the three months ended March 31, 2018 and April 1, 2017, the Company had 0.3 million and 1.1 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

10	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(69,418)	$(37,103)	$(3,546)	$(110,067)
Other comprehensive income, net of tax	23,913	406	(2,883)	21,436

Balance at March 31, 2018	$(45,505)	$(36,697)	$(6,429)	$(88,631)

11	Retirement Plans

The Company sponsors various retirement plans. The Company adopted new accounting guidance which requires that an employer disaggregate the service cost component from other components of net benefit cost. As a result of the adoption of this standard, the components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statements of operations and all previous periods have been adjusted accordingly. The summary of the components of net periodic pension costs for the plans for the three months ended March 31, 2018 and April 1, 2017 is as follows (in thousands):

	Three Months Ended
	March 31, 2018			April 1, 2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$142	$132	$1,374	$101	$103	$1,251
Interest cost	1,619	156	428	1,719	150	358
Expected return on plan assets	(2,785)	(178)	(493)	(2,663)	(147)	(402)
Net amortization:
Prior service credit	—	(8)	(31)	—	—	(46)
Net actuarial loss	769	—	177	651	—	231

Net periodic pension (benefit) cost	$(255)	$102	$1,455	$(192)	$106	$1,392

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

During fiscal year 2018, the Company expects to contribute a total of approximately $4 million to $10 million to the Company’s defined benefit plans.

12	Business Segment Information

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

Net sales for the Company’s products and services are as follows for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Product net sales:
Waters instrument systems	$198,103	$197,789
Chemistry consumables	98,710	87,903
TA instrument systems	42,304	38,604

Total product sales	339,117	324,296
Service net sales:
Waters service	174,333	157,734
TA service	17,220	15,939

Total service sales	191,553	173,673

Total net sales	$530,670	$497,969

Geographic sales information is presented below for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Sales:
Asia:
China	$93,828	$85,122
Japan	42,765	41,297
Asia Other	63,687	68,687

Total Asia	200,280	195,106
Americas:
United States	146,821	139,234
Americas Other	34,889	35,416

Total Americas	181,710	174,650
Europe	148,680	128,213

Total net sales	$530,670	$497,969

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales by customer class are as follows for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Pharmaceutical	$305,328	$279,810
Industrial	162,330	161,303
Governmental and academic	63,012	56,856

Total net sales	$530,670	$497,969

Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales recognized at a point in time:
Instrument systems	$240,407	$236,393
Chemistry consumables	98,710	87,903
Service sales recognized at a point in time (time & materials)	72,518	67,502

Total net sales recognized at a point in time	411,635	391,798
Net sales recognized over time:
Service and software sales recognized over time (contracts)	119,035	106,171

Total net sales	$530,670	$497,969

13	Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In May 2014, amended accounting guidance was issued regarding the recognition of revenue from contracts with customers. The objective of this guidance is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. This guidance was originally effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board (“FASB”) amended the standard in August 2015 to delay the effective period date by one year to annual and interim periods beginning after December 15, 2017. Adoption prior to December 15, 2016 was not permitted. In March 2016, the FASB clarified the implementation guidance on principal versus agent considerations and, in April 2016, clarification was made regarding certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, additional guidance was issued related to disclosure of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company adopted this standard as of January 1, 2018 and applied the modified-retrospective method. The Company elected the practical expedient and only evaluated the contracts that were considered incomplete as of January 1, 2018 when quantifying the cumulative effect adjustment under the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows and, as such, did not require any adjustments to information reported in the prior year.

In January 2016, accounting guidance was issued which primarily affects the classification and measurement of certain financial instruments, principally equity investments and certain financial liabilities. Under the new guidance, there will no longer be an available-for-sale classification for equity securities with readily determinable fair values. Changes to the fair value of equity investments will be recognized through earnings. Equity investments carried at cost should be adjusted for changes in observable prices, as applicable, and qualitatively assessed for impairment annually. Changes to the fair value of financial liabilities under the fair value option due to instrument specific credit risk will be recognized separately in other comprehensive income. The new guidance also requires financial assets and financial liabilities to be presented separately and grouped by measurement category in the notes to the financial statements. The Company adopted this standard as of January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In August 2016, accounting guidance was issued that clarifies the classification of certain cash flows. The new guidance addresses eight specific areas where current accounting guidance is either unclear or does not specifically address classification issues. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this standard as of January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s cash flows.

In October 2016, accounting guidance was issued regarding intra-entity transfers of assets other than inventory. The new guidance eliminates the deferral of tax effects on intra-entity transfers other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this standard as of January 1, 2018 with a $4 million charge to beginning retained earnings in the consolidated balance sheet. Please see Note 7, “Income Taxes”, for additional information.

In January 2017, accounting guidance was issued that clarifies the definition of a business. The new guidance provides a more robust framework to use in determining when a set of assets and activities is a business, thus narrowing the definition and the amount of transactions accounted for as business combinations. The Company adopted this standard as of January 1, 2018 and will apply this guidance prospectively to any business combination transactions that take place in the future.

In March 2017, accounting guidance was issued regarding the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer disaggregate the service cost component from other components of net benefit cost, with service cost reported in the same line items as other compensation costs and the other components of net benefit costs presented outside income from operations. The Company adopted this standard as of January 1, 2018 and has reported the components of net periodic benefit cost other than the service cost component in other income on the consolidated statements of operations for all periods presented. Please see Note 11, “Retirement Plans”, for additional information.

In May 2017, accounting guidance was issued that clarifies the accounting for a change to the terms or conditions of a share-based payment award. The standard provides more specific guidance for determining when a change to an award requires modification accounting and when it should be deemed purely administrative in nature. The Company adopted this standard as of January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently Issued Accounting Standards

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

In February 2018, accounting guidance was issued to address the impact of the 2017 Tax Cuts and Jobs Act on items recorded in accumulated other comprehensive income. Because current accounting guidance requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect recorded in income from continuing operations, even if the related tax effects were originally recognized in other comprehensive income, the new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. This guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

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

The Company’s operating results are as follows for the three months ended March 31, 2018 and April 1, 2017 (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017	% change
Revenues:
Product sales	$339,117	$324,296	5%
Service sales	191,553	173,673	10%

Total net sales	530,670	497,969	7%
Costs and operating expenses:
Cost of sales	221,421	211,095	5%
Selling and administrative expenses	130,407	130,673	—
Research and development expenses	34,480	30,752	12%
Litigation provisions	(1,672)	—	* *
Purchased intangibles amortization	1,659	1,729	(4%)
Acquired in-process research and development	—	5,000	(100%)

Operating income	144,375	118,720	22%
Operating income as a % of sales	27.2%	23.8%
Other income	346	149	132%
Interest expense, net	(4,172)	(5,382)	(22%)

Income before income taxes	140,549	113,487	24%
Provision for income taxes	28,598	7,930	261%

Net income	$111,951	$105,557	6%

Net income per diluted common share	$1.40	$1.31	7%

**	Percentage not meaningful

In the first quarter of 2018, the Company’s sales increased 7% as compared to the first quarter of 2017, with foreign currency translation contributing 5% to the 2018 quarter sales growth. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year. Instrument system sales increased 2% in the quarter, on strong demand for our TA instrument systems being partially offset by weaker customer demand for our LC and MS instrument systems. Recurring revenues (combined sales of precision chemistry consumables and services) increased 11% in the quarter, as a result of a larger installed base of customers and higher billing demand for service sales and despite there being one less calendar day in the first quarter of 2018 as compared to the first quarter of 2017.

Geographically, the Company’s sales increased 16% in Europe, 4% in the Americas and 3% in Asia during the first quarter of 2018. Sales growth in Europe benefited from the effect of foreign currency translation, which added 14% to sales growth in the quarter. Sales growth in the Americas for the quarter was driven by a 5% increase in sales in the U.S. Sales growth in Asia was a result of the double-digit sales growth in China, which was broad-based across all product and customer classes, offset by an 8% decline in sales in India on weaker customer demand for our instrument systems.

Net sales by customer class is presented below for the three months ended March 31, 2018 and April 1, 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	% change
Pharmaceutical	$305,328	$279,810	9%
Industrial	162,330	161,303	1%
Governmental and academic	63,012	56,856	11%

Total net sales	$530,670	$497,969	7%

Sales to pharmaceutical customers increased 9% in the first quarter of 2018. Excluding India, sales to pharmaceutical customers increased 12% in the 2018 quarter. These increases were driven by the increasing need for global access to prescription drugs and the testing of newer and more complex biologic drugs. Geographically, the growth within our pharmaceutical market in the first quarter of 2018 was driven by double-digit growth in China.

Combined sales to industrial customers, which include customers in materials characterization, food, environmental and fine chemical markets, grew 1% in the first quarter of 2018. Industrial sales were negatively impacted by a decline in sales to environmental customers during the 2018 quarter as compared to the 2017 quarter.

Combined sales to governmental and academic customers increased 11% in the first quarter of 2018. The increase in sales to governmental and academic customers was broad-based across all product categories geographies and was driven by sales to customers in China and India. Sales to governmental and academic customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Operating income was $144 million in the first quarter of 2018, an increase of 22% as compared to the first quarter of 2017. This increase was primarily a result of the effect of higher sales volume achieved in the first quarter of 2018. In addition, operating income in the first quarter of 2018 included the benefit of a $2 million litigation settlement. Operating income for the first quarter of 2017 included $9 million of severance costs associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive and the $5 million charge relating to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized.

The Company generated $176 million and $174 million of net cash flows from operations in the first quarter of 2018 and 2017, respectively, and increase of 1%. The increase in operating cash flow in the quarter was primarily a result of the increase in sales and operating income. Beginning in the second quarter of 2018, and for the next four years, the Company is required to make annual U.S. federal tax payments of approximately $40 million to tax authorities in connection with the Company’s estimated tax liabilities of $550 million under the legislation informally referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”). The remaining 60% of this liability is required to be paid over a three-year period beginning in 2023. Also as a result of the 2017 Tax Act, the Company is expecting to make $40 million in state and withholding tax payments during 2018.

Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $16 million and $18 million in the first quarter of 2018 and 2017, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments and the Company does not expect to issue any debt in relation to this expansion.

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During the first quarters of 2018 and 2017, the Company repurchased $275 million and $82 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. In April 2018, the Company’s Board of Directors authorized the Company to repurchase up to $3 billion of its outstanding common stock over a three-year period. This new program adds the remaining $526 million from the pre-existing program, allowing for the purchase of a total of $3.5 billion of the Company’s common stock over a three-year period. Upon commencement of the new authorization, the 2017 authorization was terminated. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended March 31, 2018 and April 1, 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	% change
Net Sales:
Asia:
China	$93,828	$85,122	10%
Japan	42,765	41,297	4%
Asia Other	63,687	68,687	(7%)

Total Asia	200,280	195,106	3%
Americas:
United States	146,821	139,234	5%
Americas Other	34,889	35,416	(1%)

Total Americas	181,710	174,650	4%
Europe	148,680	128,213	16%

Total net sales	$530,670	$497,969	7%

In the first quarter of 2018, sales in China increased across all product lines and were driven by double-digit increases in sales to pharmaceutical, governmental and academic customers. Sales in Japan for the first quarter benefited from foreign currency translation and were driven by recurring revenues and sales to pharmaceutical customers. Sales growth in the U.S. was broad-based across all product classes and driven by sales to pharmaceutical and industrial customers. The declines in sales in Asia Other and Americas Other can be attributed to the impact of double-digit sales growth in the first quarter of 2017. Sales growth in Europe was primarily attributed to the effect of foreign currency translation, which increased sales 14% for the quarter.

Waters Products and Services Net Sales

Net sales for Waters products and services are as follows for the three months ended March 31, 2018 and April 1, 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2018	% of Total	April 1, 2017	% of Total	% change

Waters instrument systems	$198,103	42%	$197,789	45%	—
Chemistry consumables	98,710	21%	87,903	19%	12%

Total Waters product sales	296,813	63%	285,692	64%	4%
Waters service	174,333	37%	157,734	36%	11%

Total Waters net sales	$471,146	100%	$443,426	100%	6%

Precision chemistry consumables sales increased in the first quarter of 2018 on the uptake in columns and application-specific testing kits and were broad-based across all geographies and customer classes. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers and were primarily driven by double-digit sales growth in Europe and Asia to pharmaceutical customers. The effect of foreign currency translation increased Waters sales 5% for the quarter.

In the first quarter of 2018, Waters sales increased 17% in Europe, 3% in the Americas and 2% in Asia. Waters sales in Europe benefited from the effect of foreign currency translation, which increased sales by 14% for the quarter. Within Asia, Waters sales increased 9% and 6% in China and Japan, respectively, but decreased 9% in the rest of Asia.

TA Product and Services Net Sales

Net sales for TA products and services are as follows for the three months ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31, 2018	% of Total	April 1, 2017	% of Total	% change

TA instrument systems	$42,304	71%	$38,604	71%	10%
TA service	17,220	29%	15,939	29%	8%

Total TA net sales	$59,524	100%	$54,543	100%	9%

In the first quarter of 2018, TA instrument system sales grew from thermal instrument systems, which were fueled by continued acceptance of the recently introduced Discovery product line, as well as TA’s microcalorimetry instrument systems. TA service sales increased in the quarter due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation increased TA’s sales 3% in the first quarter of 2018.

In the first quarter of 2018, TA sales increased 13% in the Americas, 8% in Europe and 5% in Asia. TA’s sales increased 15% in the U.S. and TA sales in Europe benefited from a 12% increase due to the effect of foreign currency translation. Within Asia, TA’s 17% sales growth in China was offset by a 17% decline in Japan, while sales increased 7% in the rest of Asia.

Cost of Sales

The increase in cost of sales for the first quarter of 2018 was consistent with the increase in sales volume. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to positively impact gross profit during 2018, as the foreign currency translation benefit expected on Euro and Japanese yen sales would be somewhat mitigated by the unfavorable effect of a stronger British pound on the Company’s U.K. manufacturing costs.

Selling and Administrative Expenses

Selling and administrative expenses were flat in the first quarter of 2018 as compared to the first quarter of 2017. Selling and administrative expenses were impacted by headcount additions and higher merit compensation costs. In addition, the effect of foreign currency translation increased selling and administrative expenses by 7% in the first quarter of 2018. In 2017, the Company incurred $9 million of severance costs in connection with the closure of a facility in Germany and an early retirement transition incentive program.

As a percentage of net sales, selling and administrative expenses were 24.6% and 26.2% for the first quarters of 2018 and 2017, respectively.

Research and Development Expenses

Research and development expenses increased 12% in the first quarter of 2018, primarily as a result of additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. In addition, the effect of foreign currency translation increased research and development expenses by 6% in the quarter on the Company’s U.K.-based research and development expenses, as the British pound began to strengthen as compared to the first quarter of 2017.

Acquired In-Process Research and Development

During the first quarter of 2017, the Company incurred charges of $5 million for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and occur over multiple years.

Litigation Settlement

In the first quarter of 2018, the Company resolved a litigation case with a final settlement that resulted in a gain of $2 million.

Interest Expense, Net

The decrease in net interest expense in the first quarter of 2018 was primarily attributable to the Company using cash, cash equivalents and investment balances recently repatriated into the U.S. to reduce its debt by $750 million during the first quarter of 2018.

Provision for Income Taxes

In December 2017, the U.S. enacted legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). For the year ended December 31, 2017 Waters accrued a $550 million tax provision related to the 2017 Tax Act. The $550 million expense was comprised of $490 million related to the federal toll charge, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the Company’s deferred tax assets and liabilities at the new federal tax rate of 21%. The Company continues to analyze its information and review new guidance from the Internal Revenue Service and state tax authorities. The Company has not made any adjustment to its provisional accrual established at December 31, 2017 in the first quarter of 2018.

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of March 31, 2018. The Company has a contractual tax rate in Singapore of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income in the first quarters of 2018 and 2017 by $6 million and $5 million, respectively, and increased the Company’s net income per diluted share by $0.07 and $0.06, respectively.

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

The Company’s effective tax rate for the first quarter of 2018 and 2017 was 20.3% and 7.0%, respectively. The effective tax rate for the first quarter of 2018 reflects the enactment of the 2017 Tax Act. The most significant changes applicable to the Company under the new law are the reduction in the U.S. federal income tax rate from 35% to 21% and the new Global Intangible Low-Taxed Income (“GILTI”) provision. The impact of the GILTI provision is an increase of approximately 2.3 percentage points to our effective tax rate as of March 31, 2018. In addition, the first quarter of 2018 includes a $6 million tax benefit related to stock-based compensation and $12 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. The net impact of these two discrete items in the first quarter of 2018 was an increase in the effective tax rate rate of 4.7 percentage points. The effective tax rate for the first quarter of 2017 included a $7 million tax benefit related to stock-based compensation. This 2017 tax benefit reduced the effective tax rate by 6.3 percentage points. The remaining differences between the effective tax rates can be primarily attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$111,951	$105,557
Depreciation and amortization	28,640	22,950
Stock-based compensation	9,892	8,655
Deferred income taxes	1,071	6,168
In-process research and development	—	5,000
Change in accounts receivable	40,588	35,110
Change in inventories	(28,101)	(10,473)
Change in accounts payable and other current liabilities	(24,824)	(50,072)
Change in deferred revenue and customer advances	45,096	50,616
Other changes	(8,472)	698

Net cash provided by operating activities	175,841	174,209
Net cash provided by (used in) investing activities	895,839	(97,049)
Net cash used in financing activities	(1,006,065)	(12,364)
Effect of exchange rate changes on cash and cash equivalents	8,588	14,017

Increase in cash and cash equivalents	$74,203	$78,813

Cash Flow from Operating Activities

Net cash provided by operating activities was $176 million and $174 million during the three months ended March 31, 2018 and April 1, 2017, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•	The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding were 85 days and 84 days at March 31, 2018 April 1, 2017, respectively.

•	The changes in inventory were primarily attributable to anticipated annual increases in sales volumes, as well as new product launches.

•	The changes in accounts payable and other current liabilities were a result of timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash provided by investing activities totaled $896 million in the three months ended March 31, 2018 compared to net cash used in investing activities that totaled $97 million in the three months ended April 1, 2017. Additions to fixed assets and capitalized software were $16 million and $18 million in the first quarters of 2018 and 2017, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments. The Company does not expect to issue any debt in relation to this expansion.

During the three months ended March 31, 2018 and April 1, 2017, the Company purchased $170 million and $823 million of investments, respectively, while $1,085 million and $751 million of investments matured, respectively, and were used for financing activities described below. During the first quarter of 2018, the Company made a $3 million payment for an investment in a developer of laboratory solutions to increase productivity and reproducibility for use in any industry. During the first quarter of 2017, the Company made payments of $7 million to acquire and license intellectual property relating to mass spectrometry technologies yet to be commercialized.

Cash Flow from Financing Activities

During the three months ended March 31, 2018 and April 1, 2017, the Company’s net debt borrowings decreased by $750 million and increased by $40 million, respectively. During the three months ended March 31, 2018, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Cuts and Jobs Act. As of March 31, 2018, the Company had a total of $1,248 million in outstanding debt, which consisted of $600 million in outstanding senior unsecured notes, $300 million borrowed under a term loan and $350 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of March 31, 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,148 million after outstanding letters of credit. As of March 31, 2018, the Company was in compliance with all debt covenants.

In May 2017, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over a three-year period. During 2018 and 2017, the Company repurchased 1.3 million and 0.5 million shares of the Company’s outstanding common stock at a cost of $275 million and $82 million, respectively, under the May 2017 authorization and other previously announced programs. In April 2018, the Company’s Board of Directors authorized the Company to repurchase up to $3 billion of its outstanding common stock over a three-year period. This new program adds the remaining $526 million from the pre-existing program, allowing for the purchase of a total of $3.5 billion of the Company’s common stock over a three-year period. Upon commencement of the new authorization, the 2017 authorization was terminated. In addition, the Company repurchased $8 million and $7 million of common stock related to the vesting of restricted stock units during the three months ended March 31, 2018 and April 1, 2017, respectively. As a result of the deemed repatriation of the Company’s offshore cash from the 2017 Tax Act, the Company currently anticipates deploying approximately an additional $550 million of cash to reduce debt and repurchase the Company’s common stock shares on the open market during 2018.

The Company received $24 million and $38 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the three months ended March 31, 2018 and April 1, 2017, respectively.

The Company had cash, cash equivalents and investments of $2,552 million as of March 31, 2018. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $1,656 million held by foreign subsidiaries at March 31, 2018, of which $348 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash, cash equivalents and investments to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash, cash equivalents and investments, and the use of the Company’s revolving credit facility.

Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. Other than the Company gaining tax efficient access to its offshore cash, cash equivalents and investments as a result of the 2017 Tax Act, there have been no recent significant changes to the Company’s financial position, nor are there any anticipated changes, to warrant a material adjustment related to indefinitely reinvested foreign earnings.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018. The Company reviewed its contractual obligations and commercial commitments as of March 31, 2018 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 31, 2018. Except for the adoption of the new revenue recognition accounting standard, the Company did not make any changes in those policies during the three months ended March 31, 2018. Please refer to Note 2, Revenue Recognition, for further information regarding the new revenue recognition accounting policy.

New Accounting Pronouncements

Please refer to Note 13, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of foreign currency translation on financial results; development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of costs associated with developing new technologies and bringing these new technologies to market; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of the 2017 Tax Act in the U.S.; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

•	Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its non-U.S. operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the U.K. voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets; ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.

•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the United States Food and Drug Administration and the United States Environmental Protection Agency, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, completion of purchase order documentation by our customers and ability of customers to obtain letters of credit or other financing alternatives.

•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.

•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates in jurisdictions in which the Company operates, specifically as it relates to the newly enacted tax reform legislation in the U.S.; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of March 31, 2018, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 31, 2018 and December 31, 2017, $1,656 million out of $2,552 million and $3,326 million out of $3,394 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $348 million out of $2,552 million and $304 million out of $3,394 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of March 31, 2018 would decrease by approximately $35 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the three months ended March 31, 2018. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended March 31, 2018 as described in Item 3 of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018. The Company reviewed its risk factors as of March 31, 2018 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended March 31, 2018 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1 to January 28, 2018	—	$—	—	$800,462
January 29 to February 24, 2018	967	$206.20	945	$605,405
February 25 to March 31, 2018	405	$204.75	390	$525,627

Total	1,372	$205.77	1,335	$525,627

(1)	The Company repurchased 37 thousand shares of common stock at a cost of $8 million related to the vesting of restricted stock units during 2018.
(2)	In May 2017, the Company’s Board of Directors authorized the repurchase of up to $1 billion of its outstanding common stock in open market transactions over a three-year period.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Annual Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudtied), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ Sherry L. Buck
Sherry L. Buck
Senior Vice President and
Chief Financial Officer

Date: May 4, 2018