Form 10-Q
period 2018-09-29
WATERS CORP /DE/
filed 2018-11-02
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock as of October 26, 2018: 75,745,720

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 29, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$689,373	$642,319
Investments	1,394,887	2,751,382
Accounts receivable, net	489,193	533,825
Inventories	313,614	270,294
Other current assets	83,702	72,314

Total current assets	2,970,769	4,270,134
Property, plant and equipment, net	338,472	349,278
Intangible assets, net	252,834	228,395
Goodwill	357,869	359,819
Other assets	123,114	116,728

Total assets	$4,043,058	$5,324,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$284	$100,273
Accounts payable	65,810	64,537
Accrued employee compensation	39,860	69,024
Deferred revenue and customer advances	186,485	166,840
Accrued income taxes	59,304	73,008
Accrued warranty	12,193	13,026
Other current liabilities	84,189	119,449

Total current liabilities	448,125	606,157
Long-term liabilities:
Long-term debt	1,148,061	1,897,501
Long-term portion of retirement benefits	63,696	67,334
Long-term income tax liabilities	429,611	456,949
Other long-term liabilities	77,133	62,625

Total long-term liabilities	1,718,501	2,484,409

Total liabilities	2,166,626	3,090,566
Commitments and contingencies (Notes 6, 7 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 29, 2018 and December 31, 2017	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 160,368 and 159,845 shares issued, 75,730 and 79,337 shares outstanding at September 29, 2018 and December 31, 2017, respectively	1,604	1,598
Additional paid-in capital	1,815,428	1,745,088
Retained earnings	5,810,053	5,405,380
Treasury stock, at cost, 84,638 and 80,509 shares at September 29, 2018 and December 31, 2017, respectively	(5,624,860)	(4,808,211)
Accumulated other comprehensive loss	(125,793)	(110,067)

Total stockholders’ equity	1,876,432	2,233,788

Total liabilities and stockholders’ equity	$4,043,058	$5,324,354

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(In thousands, except per share data)
Revenues:
Product sales	$378,522	$375,550
Service sales	199,499	190,034

Total net sales	578,021	565,584
Costs and operating expenses:
Cost of product sales	155,825	155,621
Cost of service sales	85,314	80,271
Selling and administrative expenses	126,997	135,206
Research and development expenses	35,173	33,782
Litigation provision	924	—
Purchased intangibles amortization	2,114	1,682

Total costs and operating expenses	406,347	406,562

Operating income	171,674	159,022
Other (expense) income	(811)	12
Interest expense	(11,435)	(14,750)
Interest income	9,802	9,516

Income before income taxes	169,230	153,800
Provision for income taxes	28,216	17,696

Net income	$141,014	$136,104

Net income per basic common share	$1.84	$1.71
Weighted-average number of basic common shares	76,575	79,712
Net income per diluted common share	$1.83	$1.69
Weighted-average number of diluted common shares and equivalents	77,136	80,521

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(In thousands, except per share data)
Revenues:
Product sales	$1,106,508	$1,072,684
Service sales	598,402	549,119

Total net sales	1,704,910	1,621,803
Costs and operating expenses:
Cost of product sales	456,270	436,800
Cost of service sales	249,425	239,814
Selling and administrative expenses	394,049	395,972
Research and development expenses	105,297	97,471
Litigation (settlement) provision	(748)	10,018
Purchased intangibles amortization	5,375	5,104
Acquired in-process research and development	—	5,000

Total costs and operating expenses	1,209,668	1,190,179

Operating income	495,242	431,624
Other (expense) income	(2,293)	64
Interest expense	(36,965)	(41,558)
Interest income	28,356	25,229

Income before income taxes	484,340	415,359
Provision for income taxes	75,698	41,876

Net income	$408,642	$373,483

Net income per basic common share	$5.26	$4.67
Weighted-average number of basic common shares	77,741	79,908
Net income per diluted common share	$5.21	$4.63
Weighted-average number of diluted common shares and equivalents	78,395	80,660

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)		(In thousands)
Net income	$141,014	$136,104	$408,642	$373,483
Other comprehensive income (loss):
Foreign currency translation	5,309	26,827	(17,937)	94,209
Unrealized gains on investments before income taxes	1,631	318	108	1,700
Income tax expense	(382)	(9)	(125)	(108)

Unrealized gains (losses) on investments, net of tax	1,249	309	(17)	1,592
Retirement liability adjustment before reclassifications	(177)	(499)	107	(2,030)
Amounts reclassified to other income	904	894	2,720	2,652

Retirement liability adjustment before income taxes	727	395	2,827	622
Income tax expense	(177)	(183)	(599)	(570)

Retirement liability adjustment, net of tax	550	212	2,228	52
Other comprehensive income (loss)	7,108	27,348	(15,726)	95,853

Comprehensive income	$148,122	$163,452	$392,916	$469,336

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$408,642	$373,483
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	28,184	30,068
Deferred income taxes	278	3,046
Depreciation	44,710	45,454
Amortization of intangibles	38,101	32,795
In-process research and development	—	5,000
Change in operating assets and liabilities:
Decrease in accounts receivable	36,893	53,358
Increase in inventories	(47,826)	(26,217)
Increase in other current assets	(21,091)	(12,944)
Increase in other assets	(235)	(2,370)
Decrease in accounts payable and other current liabilities	(84,203)	(23,066)
Increase in deferred revenue and customer advances	23,085	29,332
Decrease in other liabilities	(3,641)	(2,483)

Net cash provided by operating activities	422,897	505,456
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(64,215)	(55,257)
Asset acquisitions	(31,486)	—
Investment in unaffiliated companies	(7,615)	(7,000)
Payments for intellectual property licenses	—	(5,000)
Purchases of investments	(908,147)	(2,345,259)
Maturities and sales of investments	2,269,181	2,008,528

Net cash provided by (used in) investing activities	1,257,718	(403,988)
Cash flows from financing activities:
Proceeds from debt issuances	10	130,190
Payments on debt	(850,000)	(64)
Proceeds from stock plans	42,377	72,821
Purchases of treasury shares	(816,649)	(245,742)
(Payments for) proceeds from derivative contracts	(2,181)	3,301

Net cash used in financing activities	(1,626,443)	(39,494)
Effect of exchange rate changes on cash and cash equivalents	(7,118)	36,202

Increase in cash and cash equivalents	47,054	98,176
Cash and cash equivalents at beginning of period	642,319	505,631

Cash and cash equivalents at end of period	$689,373	$603,807

The accompanying notes are an integral part of the interim consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1 Basis of Presentation and Summary of Significant Accounting Policies

Waters Corporation (the “Company”) is a specialty measurement company that has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLCTM” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS technology, principally in conjunction with chromatography, is employed in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TATM product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2018 and 2017 ended on September 29, 2018 and September 30, 2017, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 29, 2018 and December 31, 2017, $942 million out of $2,084 million and $3,326 million out of $3,394 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $341 million out of $2,084 million and $304 million out of $3,394 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 29, 2018 and December 31, 2017, respectively.

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

The following is a summary of the activity of the Company’s allowance for doubtful accounts for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period
Allowance for Doubtful Accounts
September 29, 2018	$6,109	$2,752	$(2,175)	$6,686
September 30, 2017	$5,140	$2,545	$(1,586)	$6,099

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 29, 2018 and December 31, 2017. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 29, 2018 (in thousands):

	Total at September 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$271,918	$—	$271,918	$—
Foreign government securities	2,958	—	2,958	—
Corporate debt securities	1,063,382	—	1,063,382	—
Time deposits	179,271	—	179,271	—
Waters 401(k) Restoration Plan assets	37,723	37,723	—	—
Foreign currency exchange contracts	116	—	116	—
Interest rate cross-currency swap agreements	767	—	767	—

Total	$1,556,135	$37,723	$1,518,412	$—

Liabilities:
Contingent consideration	$3,701	$—	$—	$3,701
Foreign currency exchange contracts	828	—	828	—

Total	$4,529	$—	$828	$3,701

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Total at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$591,988	$—	$591,988	$—
Foreign government securities	6,952	—	6,952	—
Corporate debt securities	1,975,160	—	1,975,160	—
Time deposits	371,511	—	371,511	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	35,645	35,645	—	—
Foreign currency exchange contracts	566	—	566	—

Total	$2,981,969	$35,645	$2,946,324	$—

Liabilities:
Contingent consideration	$3,247	$—	$—	$3,247
Foreign currency exchange contracts	182	—	182	—

Total	$3,429	$—	$182	$3,247

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

Fair Value of Cash Equivalents, Investments, Foreign Currency Exchange Contracts and Interest Rate Cross-Currency Swap Agreements

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

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $4 million and $3 million at September 29, 2018 and December 31, 2017, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.

Fair Value of Other Financial Instruments

The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $510 million and $610 million at September 29, 2018 and December 31, 2017, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $495 million and $608 million at September 29, 2018 and December 31, 2017, respectively, using Level 2 inputs.

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

The Company’s principal strategies in managing exposures to changes in foreign currency exchange rates are to 1) naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign currency exchange rates are typically offset by corresponding changes in assets and 2) mitigate foreign exchange risk exposure of international operations by hedging the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. The Company presents the derivative transactions in financing activities in the statement of cash flows.

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

Interest Rate Cross-Currency Swap Agreements

In July 2018, the Company entered into a three-year interest rate cross-currency swap derivative agreement with a notional value of $150 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	September 29, 2018		December 31, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign exchange contracts:
Other current assets	$37,927	$116	$110,759	$566
Other current liabilities	$105,885	$828	$37,104	$182
Interest rate cross-currency swap agreements:
Other assets	$150,000	$767	$—	$—
Accumulated other comprehensive income		$(767)		$—

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
		September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(23)	$2,871	$(2,181)	$3,301
Unrealized (losses) gains on open contracts	Cost of sales	(5)	(1,258)	(1,097)	819

Cumulative net pre-tax (losses) gains	Cost of sales	$(28)	$1,613	$(3,278)	$4,120

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$927	$—	$927	$—
Unrealized gains on open contracts	Stockholders’ equity	$767	$—	$767	$—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity

In April 2018, the Company’s Board of Directors authorized the Company to repurchase up to $3 billion of its outstanding common stock over a three-year period. This new program adds the remaining $526 million from the pre-existing program, allowing for the purchase of a total of $3.5 billion of the Company’s common stock over a three-year period. Upon commencement of the new authorization, the May 2017 authorization was terminated. During the nine months ended September 29, 2018 and September 30, 2017, the Company repurchased 4.1 million and 1.4 million shares of the Company’s outstanding common stock at a cost of $809 million and $238 million, respectively, under the April 2018 authorization and other previously announced programs. As of September 29, 2018, the Company had repurchased an aggregate of 2.8 million shares at a cost of $534 million under the April 2018 repurchase program and had a total of $3.0 billion authorized for future repurchases. In addition, the Company repurchased $9 million and $8 million of common stock related to the vesting of restricted stock units during the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 29, 2018	$13,026	$6,068	$(6,901)	$12,193
September 30, 2017	$13,391	$6,287	$(6,823)	$12,855

Other Commitments

In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip the new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments.

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

The Company recognizes revenue on product sales at the time control of the product transfers to the customer. In substantially all of the Company’s arrangements, title of our products transfers at shipping point and, as a result, the Company determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the products arrive at the customer site. Incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of sales. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. In more rare situations, the Company has revenue associated with products that contain specific customer acceptance criteria and the related revenue is not recognized before the customer acceptance criteria are satisfied. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions and collected by the Company from a customer.

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

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	September 29, 2018	September 30, 2017
Balance at the beginning of the period	$192,590	$173,780
Recognition of revenue included in balance at beginning of the period	(147,310)	(132,435)
Revenue deferred during the period, net of revenue recognized	179,571	169,337

Balance at the end of the period	$224,851	$210,682

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of September 29, 2018 and December 31, 2017, $38 million and $26 million of deferred revenue and customer advances were classified in other long-term liabilities, respectively.

The estimated amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

September 29, 2018
Deferred revenue and customer advances expected to be recognized:
In one year or less	$186,485
In 13-24 months	26,316
In 25 months and beyond	12,050

Total	$224,851

3 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	September 29, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$272,812	$—	$(894)	$271,918
Foreign government securities	2,994	—	(36)	2,958
Corporate debt securities	1,066,088	424	(3,130)	1,063,382
Time deposits	179,271	—	—	179,271

Total	$1,521,165	$424	$(4,060)	$1,517,529

Amounts included in:
Cash equivalents	$122,645	$—	$(3)	$122,642
Investments	1,398,520	424	(4,057)	1,394,887

Total	$1,521,165	$424	$(4,060)	$1,517,529

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$593,599	$82	$(1,693)	$591,988
Foreign government securities	6,982	—	(30)	6,952
Corporate debt securities	1,977,329	897	(3,066)	1,975,160
Time deposits	371,515	—	(4)	371,511
Equity securities	77	70	—	147

Total	$2,949,502	$1,049	$(4,793)	$2,945,758

Amounts included in:
Cash equivalents	$194,377	$—	$(1)	$194,376
Investments	2,755,125	1,049	(4,792)	2,751,382

Total	$2,949,502	$1,049	$(4,793)	$2,945,758

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	September 29, 2018	December 31, 2017
Due in one year or less	$1,043,082	$1,722,553
Due after one year through three years	295,176	851,547

Total	$1,338,258	$2,574,100

4 Inventories

Inventories are classified as follows (in thousands):

	September 29, 2018	December 31, 2017
Raw materials	$112,588	$99,033
Work in progress	18,838	15,324
Finished goods	182,188	155,937

Total inventories	$313,614	$270,294

5 Acquisitions and Investments in Unaffiliated Companies

In July 2018, the Company acquired the sole intellectual property rights to the Desorption Electrospray Ionization (“DESI”) imaging technology for $30 million in cash and a future contractual obligation to pay a minimum royalty of $3 million over the remaining life of the patent. DESI is a mass spectrometry imaging technique that is used to develop medical therapies. The Company accounted for this transaction as an asset acquisition as it did not meet the definition of a business. The Company allocated $33 million of fair value to a purchased intangible asset which will be amortized over the useful life of 12 years.

During the three months ended September 29, 2018, the Company made $4 million of investments in unaffiliated companies, bringing the total investment in unaffiliated companies to $8 million for the nine months ended September 29, 2018.

6 Goodwill and Other Intangibles

The carrying amount of goodwill was $358 million and $360 million at September 29, 2018 and December 31, 2017, respectively. During the nine months ended September 29, 2018, the effect of foreign currency translation decreased goodwill by $2 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	September 29, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$455,312	$306,286	5 years	$438,652	$285,461	5 years
Purchased intangibles	203,170	143,009	11 years	169,870	138,750	11 years
Trademarks and IPR&D	13,827	—	—	13,923	—	—
Licenses	5,733	4,901	6 years	5,840	4,628	6 years
Patents and other intangibles	77,175	48,187	8 years	72,815	43,866	8 years

Total	$755,217	$502,383	7 years	$701,100	$472,705	7 years

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $11 million and $8 million, respectively, in the nine months ended September 29, 2018 due to the effects of foreign currency translation. Amortization expense for intangible assets was $12 million and $11 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Amortization expense for intangible assets was $38 million and $33 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Amortization expense for intangible assets is estimated to be $53 million per year for each of the next five years.

7 Debt

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

As of September 29, 2018 and December 31, 2017, the Company had a total of $560 million and $700 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

In July 2018, the Company entered into a $150 million U.S.-to-Euro interest rate cross-currency swap agreement that hedges the Company’s net investment in its Euro denominated net assets. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 29, 2018 and December 31, 2017 (in thousands):

	September 29, 2018	December 31, 2017
Foreign subsidiary lines of credit	$284	$273
Senior unsecured notes - Series D - 3.22%, due March 2018	—	100,000

Total notes payable and debt, current	284	100,273

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series J - floating rate**, due May 2024	—	40,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreement	590,000	1,300,000
Unamortized debt issuance costs	(1,939)	(2,499)

Total long-term debt	1,148,061	1,897,501

Total debt	$1,148,345	$1,997,774

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
**	Series J senior unsecured notes bore interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of September 29, 2018 and December 31, 2017, the Company had a total amount available to borrow under existing credit agreements of $1,208 million and $498 million, respectively, after outstanding letters of credit. During the nine months ended September 29, 2018, the Company reduced its outstanding debt by $850 million using cash repatriated under the 2017 Tax Cuts and Jobs Act. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.64% and 2.98% at September 29, 2018 and December 31, 2017, respectively. As of September 29, 2018, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $90 million and $91 million at September 29, 2018 and December 31, 2017, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rate applicable to these short-term borrowings was 1.48% for both September 29, 2018 and December 31, 2017.

8 Income Taxes

In December 2017, the U.S. enacted legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). For the year ended December 31, 2017 the Company accrued a $550 million tax provision related to the 2017 Tax Act. The $550 million expense consisted of $490 million related to the federal toll charge, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the Company’s deferred tax assets and liabilities at the new federal tax rate of 21%.

During the third quarter of 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various states issued additional guidance. The Company revised its analysis and calculation of the federal toll charge. In addition, the Company was able to conclude upon the treatment in certain state jurisdictions and expects to complete its analysis in the fourth quarter of 2018. As a result of the new guidance issued and additional work to complete the calculation of its federal toll charge, the Company reduced its provisional accrual for federal, state and foreign taxes by net $19 million during the three months ended September 29, 2018. In addition, the Company also assessed its uncertain tax positions related to these taxes and accrued income tax reserves of $18 million during both the three months ended and nine months ended September 29, 2018. The Company will continue to analyze any new guidance from the tax authorities, as well as any new information, and expects to finalize its analysis of the toll charge and related liabilities, including uncertain tax positions, in the fourth quarter of 2018 pursuant to SEC Staff Accounting Bulletin No. 118.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As part of the 2017 Tax Act, there is a provision for the taxation of certain off-shore earnings referred to as the Global Intangible Low-Taxed Income (“GILTI”) provision. This new provision taxes off-shore earnings at a rate of 10.5%, partially offset with foreign tax credits. In connection with this new provision, the Company has adopted an accounting policy to treat this new tax as a current period cost.

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of September 29, 2018. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the nine months ended September 29, 2018 and September 30, 2017 by $21 million and $18 million, respectively, and increased the Company’s net income per diluted share by $0.26 and $0.23, respectively.

The Company’s effective tax rate for the three months ended September 29, 2018 and September 30, 2017 was 16.7% and 11.5%, respectively. The Company’s effective tax rate for the nine months ended September 29, 2018 and September 30, 2017 was 15.6% and 10.1%, respectively. The increase in the effective tax rate of 5.2 percentage points and 5.5 percentage points for the three and nine months ended September 29, 2018, respectively, can be primarily attributed to the following:

•

The impact of the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act and other related matters, which increased our effective tax rate by 1.4 percentage points (or $2 million) and 1.3 percentage points (or $6 million) for the three and nine months ended September 29, 2018, respectively, as compared to the previous periods in 2017.

•

The impact of the reduction in tax benefit related to stock-based compensation, which increased the effective tax rate by 1.6 percentage points (or $2 million) and 1.8 percentage points ($6 million) for the three and nine months ended September 29, 2018, respectively, as compared to the previous periods in 2017.

•

The impact of the increase in income tax reserves for uncertain tax positions and settlement of audits in 2018 as compared with the release of income tax reserves in 2017, which resulted in an increase in the Company’s effective tax rate of .7 percentage points for both the three and nine months ended September 29, 2018. The 2018 increase in the tax reserve for uncertain tax positions and settlement of audits added $2 million of tax expense to 2018. During the same period during 2017, there was a $3 million release of reserves due to the lapsing of the statutes of limitation. This movement in income tax reserves is without regard to the change for U.S. Tax Reform items noted above.

•

The most significant ongoing changes applicable to the Company under the 2017 Tax Act are the reduction in the U.S. federal income tax rate from 35% to 21% and the new GILTI provision described above. The impact of the GILTI provision is an increase of approximately 2.4 percentage points to the Company’s effective tax rates for both the three and nine months ended September 29, 2018. This detriment is significantly offset by the overall federal rate reduction, for no net impact in comparison to the same periods in the prior year.

•

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s uncertain tax positions for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	September 29, 2018	September 30, 2017
Balance at the beginning of the period	$5,843	$9,964
Net changes in uncertain tax positions	19,097	(2,953)

Balance at the end of the period	$24,940	$7,011

As noted above, during the quarter and nine months ended September 29, 2018, the Company increased its income tax reserves for uncertain tax positions by $18 million related to the 2017 federal toll charge. With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2013. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2014 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of September 29, 2018, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The consolidated statements of operations for the three and nine months ended September 29, 2018 and September 30, 2017 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of sales	$488	$726	$1,696	$2,251
Selling and administrative expenses	6,731	10,768	22,855	25,558
Research and development expenses	1,994	780	3,633	2,259

Total stock-based compensation	$9,213	$12,274	$28,184	$30,068

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended September 29, 2018 and September 30, 2017 are as follows:

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 29, 2018	September 30, 2017
Options issued in thousands	147	217
Risk-free interest rate	2.7%	2.2%
Expected life in years	6	6
Expected volatility	23.2%	23.0%
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	September 29, 2018	September 30, 2017
Exercise price	$205.37	$151.24
Fair value	$57.99	$40.49

The following table summarizes stock option activity for the plans for the nine months ended September 29, 2018 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2017	2,039	$38.09	to	$194.26	$124.41
Granted	147	$188.26	to	$208.47	$205.37
Exercised	(357)	$38.09	to	$154.33	$102.44
Canceled	(137)	$98.21	to	$154.33	$126.13

Outstanding at September 29, 2018	1,692	$38.09	to	$208.47	$135.94

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Restricted Stock

During the nine months ended September 29, 2018, the Company granted five thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $194.73.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 29, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2017	374	$124.81
Granted	91	$207.85
Vested	(123)	$117.68
Forfeited	(18)	$126.43

Unvested at September 29, 2018	324	$150.75

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

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the nine months ended September 29, 2018 and September 30, 2017 are as follows:

	Nine Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	September 29, 2018	September 30, 2017
Performance stock units issued (in thousands)	16	20
Risk-free interest rate	2.0%	1.5%
Expected life in years	2.8	3.0
Expected volatility	23.4%	23.2%
Average volatility of peer companies	25.8%	26.1%
Correlation coefficient	37.2%	38.5%
Expected dividends	—	—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes the unvested performance stock unit award activity for the nine months ended September 29, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2017	64	$196.29
Granted	16	$253.44
Forfeited	(5)	$188.45

Unvested at September 29, 2018	75	$209.00

10 Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 29, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$141,014	76,575	$1.84
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	561	(0.01)

Net income per diluted common share	$141,014	77,136	$1.83

	Three Months Ended September 30, 2017
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$136,104	79,712	$1.71
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	809	(0.02)

Net income per diluted common share	$136,104	80,521	$1.69

	Nine Months Ended September 29, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$408,642	77,741	$5.26
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	654	(0.05)

Net income per diluted common share	$408,642	78,395	$5.21

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended September 30, 2017
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$373,483	79,908	$4.67
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	752	(0.04)

Net income per diluted common share	$373,483	80,660	$4.63

For the three and nine months ended September 29, 2018, the Company had 0.3 million and 0.1 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. For the three and nine months ended September 30, 2017, the Company had 0.4 million and 0.5 million stock options that were antidilutive, respectively. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

11 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(69,418)	$(37,103)	$(3,546)	$(110,067)
Other comprehensive (loss) income, net of tax	(17,937)	2,228	(17)	(15,726)

Balance at September 29, 2018	$(87,355)	$(34,875)	$(3,563)	$(125,793)

12 Retirement Plans

The Company sponsors various retirement plans. The Company adopted new accounting guidance which requires that an employer disaggregate the service cost component from other components of net benefit cost. As a result of the adoption of this standard, the components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statements of operations and all previous periods have been adjusted accordingly. The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 29, 2018 and September 30, 2017 is as follows (in thousands):

	Three Months Ended
	September 29, 2018			September 30, 2017
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$142	$142	$1,311	$113	$137	$1,311
Interest cost	1,622	159	406	1,707	155	386
Expected return on plan assets	(1,708)	(177)	(486)	(2,574)	(146)	(434)
Net amortization:
Prior service credit	—	(4)	(30)	—	—	(47)
Net actuarial loss	771	—	167	693	—	248

Net periodic pension cost (benefit)	$827	$120	$1,368	$(61)	$146	$1,464

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Nine Months Ended
	September 29, 2018			September 30, 2017
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$426	$425	$4,024	$338	$410	$3,802
Interest cost	4,868	477	1,250	5,122	464	1,112
Expected return on plan assets	(5,123)	(530)	(1,442)	(7,724)	(440)	(1,250)
Net amortization:
Prior service credit	—	(14)	(93)	—	—	(140)
Net actuarial loss	2,312	—	515	2,078	—	714

Net periodic pension cost (benefit)	$2,483	$358	$4,254	$(186)	$434	$4,238

In 2018, the Company’s board of directors approved the termination of its frozen U.S. defined benefit pension plans. The Company anticipates that it will take three to six months to settle all of these plans’ obligations and, during this timeframe, the Company may incur pension accounting charges in connection with the termination of these plans.

During the three and nine months ended September 29, 2018, the Company contributed $5 million to the non-U.S. pension plans. During fiscal year 2018, the Company expects to contribute a total of approximately $5 million to $10 million to the Company’s defined benefit plans for all plans, excluding its U.S. defined benefit pension plans.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Product net sales:
Waters instrument systems	$238,986	$238,431	$677,017	$674,768
Chemistry consumables	95,979	92,879	293,818	271,606
TA instrument systems	43,557	44,240	135,673	126,310

Total product sales	378,522	375,550	1,106,508	1,072,684
Service net sales:
Waters service	180,830	172,594	543,411	498,736
TA service	18,669	17,440	54,991	50,383

Total service sales	199,499	190,034	598,402	549,119

Total net sales	$578,021	$565,584	$1,704,910	$1,621,803

Geographic sales information is presented below for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Sales:
Asia:
China	$109,713	$96,141	$313,250	$275,367
Japan	43,549	42,202	129,497	125,058
Asia Other	68,934	70,996	216,634	219,723

Total Asia	222,196	209,339	659,381	620,148
Americas:
United States	170,766	171,053	479,072	474,661
Americas Other	36,037	31,960	107,567	99,588

Total Americas	206,803	203,013	586,639	574,249
Europe	149,022	153,232	458,890	427,406

Total net sales	$578,021	$565,584	$1,704,910	$1,621,803

Net sales by customer class are as follows for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Pharmaceutical	$325,166	$321,963	$968,848	$921,423
Industrial	171,985	168,349	517,979	504,183
Governmental and academic	80,870	75,272	218,083	196,197

Total net sales	$578,021	$565,584	$1,704,910	$1,621,803

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales recognized at a point in time:
Instrument systems	$282,543	$282,671	$812,690	$801,078
Chemistry consumables	95,979	92,879	293,818	271,606
Service sales recognized at a point in time (time & materials)	75,769	72,221	228,685	212,660

Total net sales recognized at a point in time	454,291	447,771	1,335,193	1,285,344
Net sales recognized over time:
Service and software sales recognized over time (contracts)	123,730	117,813	369,717	336,459

Total net sales	$578,021	$565,584	$1,704,910	$1,621,803

14 Recent Accounting Standard Changes and Developments

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In October 2016, accounting guidance was issued regarding intra-entity transfers of assets other than inventory. The new guidance eliminates the deferral of tax effects on intra-entity transfers other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this standard as of January 1, 2018 with a $4 million charge to beginning retained earnings in the consolidated balance sheet. Please see Note 8, “Income Taxes”, for additional information.

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

In March 2017, accounting guidance was issued regarding the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer disaggregate the service cost component from other components of net benefit cost, with service cost reported in the same line items as other compensation costs and the other components of net benefit costs presented outside income from operations. The Company adopted this standard as of January 1, 2018 and has reported the components of net periodic benefit cost other than the service cost component in other income on the consolidated statements of operations for all periods presented. Please see Note 12, “Retirement Plans”, for additional information.

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

Recently Issued Accounting Standards

In February 2016, accounting guidance was issued regarding the accounting for leases. This new comprehensive lease standard amends various aspects of existing accounting guidance for leases. The core principle of the new guidance will require lessees to present the assets and liabilities that arise from leases on their balance sheets. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will apply the prospective method of adoption and expects that the adoption of this standard will have a material effect on the Company’s balance sheet; however, it is not expected to have an overall material impact on the Company’s results of operations and cash flows.

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

The Company’s operating results are as follows for the three and nine months ended September 29, 2018 and September 30, 2017 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Revenues:
Product sales	$378,522	$375,550	1%	$1,106,508	$1,072,684	3%
Service sales	199,499	190,034	5%	598,402	549,119	9%

Total net sales	578,021	565,584	2%	1,704,910	1,621,803	5%
Costs and operating expenses:
Cost of sales	241,139	235,892	2%	705,695	676,614	4%
Selling and administrative expenses	126,997	135,206	(6%)	394,049	395,972	—
Research and development expenses	35,173	33,782	4%	105,297	97,471	8%
Litigation provision (settlement)	924	—	**	(748)	10,018	**
Purchased intangibles amortization	2,114	1,682	26%	5,375	5,104	5%
Acquired in-process research and development	—	—	—	—	5,000	(100%)

Operating income	171,674	159,022	8%	495,242	431,624	15%
Operating income as a % of sales	29.7%	28.1%		29.0%	26.6%
Other (expense) income	(811)	12	**	(2,293)	64	**
Interest expense, net	(1,633)	(5,234)	(69%)	(8,609)	(16,329)	(47%)

Income before income taxes	169,230	153,800	10%	484,340	415,359	17%
Provision for income taxes	28,216	17,696	59%	75,698	41,876	81%

Net income	$141,014	$136,104	4%	$408,642	$373,483	9%

Net income per diluted common share	$1.83	$1.69	8%	$5.21	$4.63	13%

**	Percentage not meaningful

The Company’s sales increased 2% and 5% for the third quarter and year-to-date in 2018, respectively, as compared to the third quarter and year-to-date in 2017, with foreign currency translation decreasing sales growth by 1% in the third quarter of 2018 and contributing 2% to the sales growth year-to-date in 2018. Recent acquisitions did not have an impact on sales growth in either the third quarter or year-to-date in 2018. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.

Instrument system sales were flat in the quarter and increased 1% year-to-date, as strong instrument system sales growth in China and Latin America was offset by weaker customer demand for our LC and MS instrument systems in the U.S., Europe and India. Recurring revenues (combined sales of precision chemistry consumables and services) increased 4% and 9% in the quarter and year-to-date, respectively, as a result of a larger installed base of customers and higher billing demand for service sales and despite there being one less calendar day in the first nine months of 2018 as compared to the first nine months of 2017.

In the third quarter of 2018, the Company’s sales increased 6% in Asia and 2% in the Americas, while sales decreased 3% in Europe. Year-to-date, the Company’s sales increased 7% in Europe, 6% in Asia and 2% in the Americas. Sales growth in Asia was a result of the double-digit sales growth in China, which was broad-based across all product lines and driven by sales to pharmaceutical, governmental and academic customers, partially offset by a 7% and 6% decline in sales in India for the third quarter and year-to-date, respectively, on weaker customer demand for our LC and MS instrument systems. In addition, foreign currency translation reduced India’s sales growth by 8% and 3% in the quarter and year-to-date, respectively. Sales for the quarter in Europe were impacted by weaker customer demand for our LC and MS instrument systems, while Europe benefited year-to-date from the effect of foreign currency translation, which added 5% to the sales growth rate. Sales growth in the Americas for the quarter was impacted by flat sales in the U.S., while U.S. sales increased 1% year-to-date.

Net sales by customer class are presented below for the three and nine months ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Pharmaceutical	$325,166	$321,963	1%	$968,848	$921,423	5%
Industrial	171,985	168,349	2%	517,979	504,183	3%
Governmental and academic	80,870	75,272	7%	218,083	196,197	11%

Total net sales	$578,021	$565,584	2%	$1,704,910	$1,621,803	5%

Sales to pharmaceutical customers increased 1% and 5% for the quarter and year-to-date, respectively. These increases were driven by the increasing need for global access to prescription drugs and the testing of newer and more complex biologic drugs. Geographically, sales growth within our pharmaceutical market was driven by double-digit sales growth in China and Latin America, and was partially offset by weakness in India and Europe.

Combined sales to industrial customers, which include customers in materials characterization, food, environmental and fine chemical markets, grew 2% and 3% for the quarter and year-to-date, respectively. Industrial sales were negatively impacted by a decline in sales to environmental customers during 2018 as compared to 2017.

Combined sales to governmental and academic customers increased 7% and 11% for the quarter and year-to-date, respectively. The increase in sales to governmental and academic customers was broad-based across all product categories, with strong year-to-date growth in all regions, except Japan. Sales to governmental and academic customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.

Operating income increased 8% and 15% for the quarter and year-to-date, respectively. This increase was primarily a result of the effect of higher sales volume achieved in 2018 and the impact of the certain expenses incurred in 2017 that did not occur again in 2018. These expenses include $10 million of litigation settlement provisions and related costs for the first nine months of 2017; $1 million and $12 million in the third quarter and year-to-date, respectively, of severance costs primarily associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive; a $5 million year-to-date charge relating to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized; and a $4 million charge related to the acceleration of certain stock awards in the third quarter of 2017.

The Company generated $423 million and $505 million of net cash flows from operations in the first nine months of 2018 and 2017, respectively. This decrease in operating cash flow was primarily a result of $83 million in income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability and 2018 estimated tax payments, a $15 million litigation settlement payment and $5 million of contributions to certain international defined benefit pension plans. Over the next four years, the Company is required to make annual U.S. federal tax payments of approximately $40 million to tax authorities in connection with the Company’s estimated tax liabilities of $480 million under the legislation informally referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”). The remaining 60% of this liability is required to be paid over a three-year period beginning in 2023.

Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $64 million and $55 million in the third quarter of 2018 and 2017, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments and the Company does not expect to issue any debt in relation to this expansion. In July 2018, the Company acquired the sole intellectual property rights to the Desorption Electrospray Ionization (“DESI”) imaging technology for $30 million in cash and a future contractual obligation to pay a minimum royalty of $3 million over the remaining life of the patent. DESI is a mass spectrometry imaging technique that is used to develop medical therapies. During the third quarter of 2018, the Company made $4 million of investments in unaffiliated companies, bringing the total investment in unaffiliated companies to $8 million for the first nine months ended of 2018.

In April 2018, the Company’s Board of Directors authorized the Company to repurchase up to $3 billion of its outstanding common stock over a three-year period. This new program adds the remaining $526 million from the pre-existing program, allowing for the purchase of a total of $3.5 billion of the Company’s common stock over a three-year period. Upon commencement of the new authorization, the May 2017 authorization was terminated. During the first nine months of 2018 and 2017, the Company repurchased $809 million and $238 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

In July 2018, the Company entered into a $150 million U.S.-to-Euro interest rate cross-currency swap agreement that hedges the Company’s net investment in its Euro denominated net assets.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three and nine months ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% change	September 29, 2018	September 30, 2017	% change
Net Sales:
Asia:
China	$109,713	$96,141	14%	$313,250	$275,367	14%
Japan	43,549	42,202	3%	129,497	125,058	4%
Asia Other	68,934	70,996	(3%)	216,634	219,723	(1%)

Total Asia	222,196	209,339	6%	659,381	620,148	6%
Americas:
United States	170,766	171,053	—	479,072	474,661	1%
Americas Other	36,037	31,960	13%	107,567	99,588	8%

Total Americas	206,803	203,013	2%	586,639	574,249	2%
Europe	149,022	153,232	(3%)	458,890	427,406	7%

Total net sales	$578,021	$565,584	2%	$1,704,910	$1,621,803	5%

Sales in China increased across all product lines and were driven by double-digit increases in sales to pharmaceutical, governmental and academic customers. The effect of foreign currency translation decreased sales in Japan by 1% in the quarter and increased sales in Japan by 2% year-to-date. In the third quarter of 2018, the sales decline in the rest of Asia was driven by weaker demand for our TA instrument systems, while the year-to-date sales decline in the rest of Asia was also impacted by weaker sales to environmental customers in the first quarter of 2018.

Sales in the U.S. in the third quarter of 2018 were flat, primarily due to weaker demand for MS instrument systems and lower sales of TA instrument systems, offset by strength in recurring revenues. Sales growth in the U.S. year-to-date was driven by recurring revenues and TA instruments, and sales to pharmaceutical and industrial customers. Sales in the rest of the Americas had double-digit sales growth for instrument systems and double-digit sales growth to pharmaceutical, governmental and academic customers, which was offset by a decline in sales to industrial customers.

In the third quarter of 2018, sales in Europe were negatively impacted by weaker demand for LC and MS instrument systems to pharmaceutical, governmental and academic customers. Year-to-date, sales growth in Europe was driven by TA’s products and services and recurring revenues to industrial, governmental and academic customers. In addition, the effect of foreign currency translation decreased sales in Europe by 1% for the quarter and increased sales in Europe by 5% year-to-date.

Waters Products and Services Net Sales

Net sales for Waters products and services are as follows for the three and nine months ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Three Months Ended
	September 29, 2018	% of Total	September 30, 2017	% of Total	% change
Waters instrument systems	$238,986	46%	$238,431	47%	—
Chemistry consumables	95,979	19%	92,879	19%	3%

Total Waters product sales	334,965	65%	331,310	66%	1%
Waters service	180,830	35%	172,594	34%	5%

Total Waters net sales	$515,795	100%	$503,904	100%	2%

	Nine Months Ended
	September 29, 2018	% of Total	September 30, 2017	% of Total	% change
Waters instrument systems	$677,017	45%	$674,768	47%	—
Chemistry consumables	293,818	19%	271,606	18%	8%

Total Waters product sales	970,835	64%	946,374	65%	3%
Waters service	543,411	36%	498,736	35%	9%

Total Waters net sales	$1,514,246	100%	$1,445,110	100%	5%

Precision chemistry consumables sales increased on the uptake in columns and application-specific testing kits and were driven by double-digit growth in China. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers and were broad-based across all geographies and customer classes. The effect of foreign currency translation decreased Waters sales by 1% for the third quarter and increased sales by 2% year-to-date. Waters instrument systems sales were flat for both the quarter and year-to-date as strong sales growth in Asia and Latin America was offset by weak customer demand in the U.S., Europe and India.

In the third quarter of 2018, Waters sales increased 8% in Asia and 2% in the Americas and decreased 4% in Europe. Year-to-date, Waters sales increased 7% in Europe, 6% in Asia and 2% in the Americas. The effect of foreign currency translation decreased sales in Europe by 2% in the quarter and increased sales in Europe by 5% year-to-date. Within Asia for the quarter and year-to-date, Waters sales increased in China 16% and 14%, respectively, and increased in Japan 2% and 5%, respectively. Sales in the rest of Asia decreased 1% and 2% for the quarter and year-to-date, respectively.

TA Product and Services Net Sales

Net sales for TA products and services are as follows for the three and nine months ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Three Months Ended
	September 29, 2018	% of Total	September 30, 2017	% of Total	% change
TA instrument systems	$43,557	70%	$44,240	72%	(2%)
TA service	18,669	30%	17,440	28%	7%

Total TA net sales	$62,226	100%	$61,680	100%	1%

	Nine Months Ended
	September 29, 2018	% of Total	September 30, 2017	% of Total	% change
TA instrument systems	$135,673	71%	$126,310	71%	7%
TA service	54,991	29%	50,383	29%	9%

Total TA net sales	$190,664	100%	$176,693	100%	8%

TA instrument system sales grew year-to-date on strong customer demand for thermal, microcalorimetry and mechanical testing instrument systems; however, due to delays in the timing of shipments in certain parts of the world, TA’s third quarter sales declined by 2%. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA sales 1% in the quarter and increased TA sales 2% year-to-date.

In the third quarter of 2018, TA sales increased 14% in Europe and 1% in the Americas, but decreased 6% in Asia. Year-to-date, TA sales increased 14% in Europe and 6% in both Asia and the Americas. TA sales in Europe benefited from the effect of foreign currency translation, which increased sales 1% and 6% in the quarter and year-to-date, respectively. Within Asia, TA experienced double-digit sales growth in India and Japan in the quarter, which were offset by declines in the rest of Asia. Year-to-date, TA experienced double-digit sales growth in China and India, which was offset by declines in Japan. TA’s sales in the U.S. decreased 2% in the quarter and increased 6% year-to-date.

Cost of Sales

The increase in cost of sales for the third quarter of 2018 was consistent with the increase in sales volume. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to negatively impact gross profit for the remainder of 2018.

Selling and Administrative Expenses

Selling and administrative expenses decreased 6% for the quarter and were flat year-to-date. In 2018, the effect of foreign currency translation decreased selling and administrative expenses by 1% for the quarter and increased selling and administrative expenses by 1% year-to-date. In addition, selling and administrative expenses were impacted by headcount additions and higher merit compensation costs. In 2017, the Company incurred $1 million and $12 million of severance costs in connection with the closure of a facility in Germany and an early retirement transition incentive program in the quarter and year-to-date, respectively. In addition, selling and administrative expenses in the third quarter of 2017 included a $4 million charge related to the acceleration of certain stock awards.

As a percentage of net sales, selling and administrative expenses were 22.0% and 23.1% for the 2018 quarter and year-to-date, respectively, and 23.9% and 24.4% for the 2017 quarter and year-to-date, respectively.

Research and Development Expenses

Research and development expenses increased 4% and 8% in 2018 quarter and year-to-date, respectively, primarily as a result of additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. In addition, the effect of foreign currency translation decreased research and development expenses by 3% in the third quarter of 2018 and increased research and development expenses by 1% in the first nine months of 2018.

Acquired In-Process Research and Development

During the first nine months of 2017, the Company incurred charges of $5 million for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and occur over multiple years.

Litigation Settlement

In the second quarter of 2017, the Company incurred a $10 million litigation provision related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million.

Interest Expense, Net

The decrease in net interest expense in the third quarter of 2018 was primarily attributable to the Company using cash, cash equivalents and investment balances recently repatriated into the U.S. to reduce its debt by $850 million during the 2018, as well as higher yields on investments.

In July 2018, the Company entered into a three-year U.S.-to-Euro interest rate cross-currency swap agreement with a notional value of $150 million that hedges the Company’s net investment in its Euro denominated net assets. The difference between the interest rate received and paid under the interest rate cross-currency swap agreement is recorded as interest income. During both the third quarter and year-to-date in 2018, the Company recorded $1 million of interest income related to these agreements. This interest rate cross-currency swap agreement is estimated to generate $5 million of interest income annually over a three-year period.

Provision for Income Taxes

In December 2017, the U.S. enacted legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). For the year ended December 31, 2017 the Company accrued a $550 million tax provision related to the 2017 Tax Act. The $550 million expense consisted of $490 million related to the federal toll charge, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the Company’s deferred tax assets and liabilities at the new federal tax rate of 21%.

During the third quarter of 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various states issued additional guidance. The Company revised its analysis and calculation of the federal toll charge. In addition, the Company was able to conclude upon the treatment in certain state jurisdictions and expects to complete its analysis in the fourth quarter of 2018. As a result of the new guidance issued and additional work to complete the calculation of its federal toll charge, the Company reduced its provisional accrual for federal, state and foreign taxes by net $19 million during the third quarter of 2018. In addition, the Company also assessed its uncertain tax positions related to these taxes and accrued income tax reserves of $18 million during the third quarter of 2018. The Company will continue to analyze any new guidance from the tax authorities, as well as any new information, and expects to finalize its analysis of the toll charge and related liabilities, including uncertain tax positions, in the fourth quarter of 2018 pursuant to U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118.

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of September 29, 2018. The Company has a contractual tax rate in Singapore of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income year-to-date in 2018 and 2017 by $21 million and $18 million, respectively, and increased the Company’s net income per diluted share by $0.26 and $0.23, respectively.

The Company’s effective tax rate for the three months ended September 29, 2018 and September 30, 2017 was 16.7% and 11.5%, respectively. The Company’s effective tax rate for the nine months ended September 29, 2018 and September 30, 2017 was 15.6% and 10.1%, respectively. The increase in the effective tax rate of 5.1 percentage points and 5.5 percentage points for the third quarter of September 29, 2018 and year-to-date, respectively, can be primarily attributed to the following:

•

The impact of the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act and other related matters, which increased our effective tax rate by 1.4 percentage points (or $2 million) and 1.3 percentage points (or $6 million) for the three and nine months ended September 29, 2018, respectively, as compared to the previous periods in 2017.

•

The impact of the reduction in tax benefit related to stock-based compensation, which increased the effective tax rate by 1.6 percentage points (or $2 million) and 1.8 percentage points ($6 million) for the three and nine months ended September 29, 2018, respectively, as compared to the previous periods in 2017.

•

The impact of the increase in income tax reserves for uncertain tax positions and settlement of audits in 2018 as compared with the release of income tax reserves in 2017, which resulted in an increase in the Company’s effective tax rate of .7 percentage points for both the three and nine months ended September 29, 2018. The 2018 increase in the tax reserve for uncertain tax positions and settlement of audits added $2 million of tax expense to 2018. During the same period during 2017, there was a $3 million release of reserves due to the lapsing of the statutes of limitation. This movement in income tax reserves is without regard to the change for U.S. Tax Reform items noted above.

•

The most significant ongoing changes applicable to the Company under the 2017 Tax Act are the reduction in the U.S. federal income tax rate from 35% to 21% and the new GILTI provision described above. The impact of the GILTI provision is an increase of approximately 2.4 percentage points to the Company’s effective tax rates for both the three and nine months ended September 29, 2018. This detriment is significantly offset by the overall federal rate reduction, for no net impact in comparison to the same periods in the prior year.

•

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

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Net income	$408,642	$373,483
Depreciation and amortization	82,811	78,249
Stock-based compensation	28,184	30,068
Deferred income taxes	278	3,046
In-process research and development	—	5,000
Change in accounts receivable	36,893	53,358
Change in inventories	(47,826)	(26,217)
Change in accounts payable and other current liabilities	(84,203)	(23,066)
Change in deferred revenue and customer advances	23,085	29,332
Other changes	(24,967)	(17,797)

Net cash provided by operating activities	422,897	505,456
Net cash provided by (used in) investing activities	1,257,718	(403,988)
Net cash used in financing activities	(1,626,443)	(39,494)
Effect of exchange rate changes on cash and cash equivalents	(7,118)	36,202

Increase in cash and cash equivalents	$47,054	$98,176

Cash Flow from Operating Activities

Net cash provided by operating activities was $423 million and $505 million during the nine months ended September 29, 2018 and September 30, 2017, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 77 days at September 29, 2018 as compared to 73 days at September 30, 2017.

•	The changes in inventory were primarily attributable to anticipated annual increases in sales volumes, as well as new product launches.

•

The changes in accounts payable and other current liabilities were a result of $83 million in income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability and 2018 estimated income tax payments, a $15 million litigation settlement payment, $5 million in contributions to certain international defined benefit pension plans, as well as the timing of payments to vendors.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

•

In May 2018, the Company’s board of directors approved the termination of the frozen U.S. defined benefit pension plans. The Company anticipates it will take six months to a year to settle all of these plans’ obligations and, during this timeframe, the Company may incur pension accounting charges in connection with these plan terminations. The Company currently has $35 million of pre-tax net actuarial losses in accumulated comprehensive income in stockholders equity that will be charged to the consolidated statement of operations as the plans are settled. These pension plans are currently in a net overfunded status for GAAP purposes; however, the Company may incur additional costs and have to make additional cash contributions into the plans to purchase third party annuity contracts to settle the individual pension obligations. The ultimate cost and cash requirement to fund the plan terminations will not be known until all employees choose whether to receive an annuity or a lump sum payment.

Cash Flow from Investing Activities

Net cash provided by investing activities totaled $1,258 million in the nine months ended September 29, 2018 compared to net cash used in investing activities that totaled $404 million in the nine months ended September 30, 2017. Additions to fixed assets and capitalized software were $64 million and $55 million in the first nine months of 2018 and 2017, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments. The Company does not expect to issue any debt in relation to this expansion. The Company has incurred $5 million of costs associated with the construction of this facility during the first nine months of 2018.

During the nine months ended September 29, 2018 and September 30, 2017, the Company purchased $908 million and $2,345 million of investments, respectively, while $2,269 million and $2,009 million of investments matured, respectively, and were used for financing activities described below.

In July 2018, the Company acquired the sole intellectual property rights to the DESI imaging technology for $30 million. DESI is a mass spectrometry imaging technique that is used to develop medical therapies.

During the first quarter of 2018, the Company made a $3 million investment in a developer of laboratory solutions to increase productivity and reproducibility for use in any industry. During the third quarter of 2018, the Company made a $3 million investment in a developer of optical instruments and consumables for the label-free analysis of molecular interactions for life science research and the drug discovery industry. During the third quarter of 2018, the Company made an additional $1 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets.

During the first nine months of 2017, the Company made payments of $7 million for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. In addition, the Company made a $5 million milestone payment in 2017 for acquired in-process research and development for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized.

Cash Flow from Financing Activities

During the nine months ended September 29, 2018 and September 30, 2017, the Company’s net debt borrowings decreased by $850 million and increased by $130 million, respectively. During the nine months ended September 29, 2018, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Cuts and Jobs Act. As of September 29, 2018, the Company had a total of $1,148 million in outstanding debt, which consisted of $560 million in outstanding senior unsecured notes, $300 million borrowed under a term loan and $290 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of September 29, 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,208 million after outstanding letters of credit. As of September 29, 2018, the Company was in compliance with all debt covenants. In July 2018, the Company entered into a $150 million U.S.-to-Euro interest rate cross-currency swap agreement that hedges the Company’s net investment in its Euro denominated net assets. As a result of entering into this agreement, the Company anticipates lowering net interest expense by approximately $5 million annually over the next three years.

In April 2018, the Company’s Board of Directors authorized the Company to repurchase up to $3 billion of its outstanding common stock over a three-year period. This new program adds the remaining $526 million from the pre-existing program, allowing for the purchase of a total of $3.5 billion of the Company’s common stock over a three-year period. Upon commencement of the new authorization, the May 2017 authorization was terminated. During the first nine months of 2018 and 2017, the Company repurchased $809 million and $238 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $9 million and $8 million of common stock related to the vesting of restricted stock units during the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company expects to increase its share repurchase activity in 2019 as compared to 2018 and intends to use existing cash and investments, cash flows from operations and, as needed, borrowings under its existing credit facilities to fund its repurchases under its share repurchase program.

The Company received $42 million and $73 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the nine months ended September 29, 2018 and September 30, 2017, respectively.

The Company had cash, cash equivalents and investments of $2,084 million as of September 29, 2018. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $942 million held by foreign subsidiaries at September 29, 2018, of which $341 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash, cash equivalents and investments to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash, cash equivalents and investments, and the use of the Company’s revolving credit facility.

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

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018. The Company reviewed its contractual obligations and commercial commitments as of September 29, 2018 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During the three and nine months ended September 29, 2018, the Company contributed $5 million to its non-U.S. pension plans. During fiscal year 2018, the Company expects to contribute a total of approximately $5 million to $10 million to its defined benefit plans, excluding the U.S. defined benefit pension plans.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 29, 2018. Except for the adoption of the new revenue recognition accounting standard, the Company did not make any changes in those policies during the nine months ended September 29, 2018. Please refer to Note 2, Revenue Recognition, for further information regarding the new revenue recognition accounting policy.

New Accounting Pronouncements

Please refer to Note 14, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

In July 2018, the Company entered into a $150 million U.S.-to-Euro interest rate cross-currency swap agreement that hedges the Company’s net investment in its Euro denominated net assets. The difference between the interest rate received and paid under the interest rate cross-currency swap agreement is recorded as interest income. During both the three and nine months ended September 29, 2018, the Company recorded $1 million of interest income related to these agreements.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of September 29, 2018 would increase by approximately $15 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of September 29, 2018, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 29, 2018 and December 31, 2017, $942 million out of $2,084 million and $3,326 million out of $3,394 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $341 million out of $2,084 million and $304 million out of $3,394 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 29, 2018 and December 31, 2017, respectively. As of September 29, 2018, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of September 29, 2018 would decrease by approximately $34 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the nine months ended September 29, 2018. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2018 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended September 29, 2018 as described in Item 3 of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018. The Company reviewed its risk factors as of September 29, 2018 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended September 29, 2018 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1 to July 28, 2018	—	$—	—	$3,254,966
July 29 to August 25, 2018	615	$191.91	615	$3,136,978
August 26 to September 29, 2018	757	$192.18	754	$2,992,082

Total	1,372	$192.06	1,369	$2,992,082

(1)	The Company repurchased 3 thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock units during the three months ended September 29, 2018.
(2)	In April 2018, the Company’s Board of Directors authorized the repurchase of up to $3 billion of its outstanding common stock in open market transactions over a three-year period.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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

Date: November 2, 2018