Form 10-K
period 2018-12-31
WATERS CORP /DE/
filed 2019-02-26
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-14010

Waters Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3668640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Maple Street

Milford, Massachusetts 01757

(Address, including zip code, of principal executive offices)

(508) 478-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share
Name of each exchange on which registered:	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:	None

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

State the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018: $14,912,684,699.

Indicate the number of shares outstanding of the registrant’s common stock as of February 22, 2019: 71,512,391

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

PART I

Item 1:	Business

General

Waters Corporation (the “Company,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. The Company has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLCTM” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TATM product line. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS technology, principally in conjunction with chromatography, is employed in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. The Company’s thermal analysis, rheometry and calorimetry instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research.

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

Business Segments

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments: WatersTM and TATM. The Waters operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instrument systems, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. The TA operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.

Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas is set forth in Note 17 in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLCTM, to accommodate the increased pressure and narrower chromatographic bands that are generated by these small and tightly packed particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses previously performed by HPLC. In addition, in using the ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, the ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2018, the Company introduced the ACQUITYTM ARCTM Bio System, a versatile, iron-free, bio-inert, quaternary liquid chromatograph specifically engineered to improve bioseparation analytical methods. The Company also introduced the ACQUITYTM UPLCTM PLUS series in 2018, consisting of the H-Class PLUS, H-Class PLUS Bio and I-Class PLUS systems, which incorporate foundational enhancements into the legacy systems.

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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that processes silica and polymeric resins, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its

ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2016, the Company continued to expand its column chemistry capabilities through the introduction of CORTECSTM C8, CORTECSTM Phenyl, CORTECSTM T3 and CORTECSTM Shield RP18. In 2018, the Company introduced the BioResolveTM RP mAb Polyphenyl columns, which improve the consistency and reliability of the overly complex separations of monoclonal antibodies and antibody-drug conjugates.

The Company’s precision chemistry consumable products also include environmental and nutritional safety testing products, including Certified Reference Materials (“CRM”s) and Proficiency Testing (“PT”) products. Laboratories around the world and across multiple industries use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In 2018, the Company introduced the VICAMTM BPATestTM, which provides a sensitive, precise determination of Bisphenol A in as little as ten minutes. VICAM also introduced a user-friendly lateral flow zearalenone strip test, the Zearala-V AQUATM in 2018.

Mass Spectrometry and Liquid Chromatography-Mass Spectrometry

MS is a powerful analytical technology that is used to identify unknown compounds, to quantify known materials and to elucidate the structural and chemical properties of molecules by measuring the masses of molecules that have been converted into ions.

The Company is a technology and market leader in the development, manufacture, sale and service of MS instruments and components. These instruments are typically integrated and used along with other complementary analytical instruments and systems, such as LC, chemical electrophoresis and gas chromatography. A wide variety of instrumental designs fall within the overall category of MS instrumentation, including devices that incorporate quadrupole, ion trap, time-of-flight (“Tof”), magnetic sector and ion mobility technologies. Furthermore, these technologies are often used in tandem (MS-MS) to maximize the speed and/or efficacy of certain experiments.

Currently, the Company offers a wide range of MS instrument systems utilizing various combinations of quadrupole, Tof and ion mobility designs. These instrument systems are used in drug discovery and development, as well as for environmental, clinical and nutritional safety testing. The overwhelming majority of mass spectrometers sold by the Company are designed to utilize an LC system and a liquid compatible interface (such as an electrospray ionization source) as the sample introduction device. These products supply a diverse market with a strong emphasis on the pharmaceutical, biomedical, clinical, food and beverage and environmental market segments worldwide.

MS is an increasingly important detection technology for LC. The Company’s smaller-sized mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the XevoTM TQ and XevoTM TQ-S instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight (“Q-TofTM”) instruments, such as the Company’s SYNAPTTM G2-S, are often used to analyze the role of proteins in disease processes, an application sometimes referred to as “proteomics”. In 2016, the Company introduced the XevoTM TQ-XS mass spectrometry system enabled by the newly designed StepWaveTM SX ion guide, which features a unique combination of ion optics, detection and ionization technologies resulting in levels of sensitivity not previously seen. The Company also introduced SONAR in 2016, which is a new data acquisition technology for use with the Xevo G2-XS that allows for the quantification and identification of lipids, metabolites and proteins in complex samples in a more efficient manner. In 2018, the Company introduced the DART QDaTM system with LiveIDTM, a direct-from-sample analytical system that verifies sample authenticity or adulteration, specifically for food applications. The Company also introduced the XevoTM TQ-GC mass spectrometer in 2018, which allows laboratories to meet and exceed low part-per-billion limits of detection when quantifying pesticide residues and other contaminants in food using GC-MS/MS methods set forth by worldwide regulatory agencies/authorities. In addition, the Company introduced the RenataDXTM screening system, a flow-injection tandem mass spectrometry system for rapid high-throughput analysis of extracted dried blood spots and other human biological matrices.

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

The Company has been a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments. The Company’s newest software technology, UNIFITM, is a scientific information system that is the culmination of a multi-year effort to substantially bring all of Waters’ preexisting, distinct software systems under one operating system. UNIFI joins Waters’ suite of informatics products – EmpowerTM Chromatography Data Software, MassLynxTM Mass Spectrometry Software and NuGenesisTM Scientific Data Management System, each of which is used to support innovations within world-leading institutions. UNIFI is the industry’s first comprehensive software that seamlessly integrates UPLC chromatography, mass spectrometry and informatics data workflows. In 2016, the Company announced two reference libraries available within UNIFI, the Metabolic Profiling CCS Library and the RapiFluor-MSTM Glycan GU Scientific Library. The Company also introduced Symphony Data Pipeline software in 2016, which is a client-server application that automates the movement and transformation of large amounts of LC-MS data to speed up analytical workflows and liberate scientists from mundane yet necessary tasks associated with managing data files. In 2018, the Company announced new analysis capabilities across a variety of molecules by integrating UNIFI acquired data from the Company’s VionTM IMS QTofTM or Xevo GS XS mass spectrometers with Molecular Discovery’s Mass-MetaSite and WebMetabase processing software.

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

Thermal analysis, rheometry and calorimetry instruments are heavily used in material testing laboratories and, in many cases, provide information useful in predicting the suitability and stability of industrial polymers, fine chemicals, pharmaceuticals, water, metals and viscous liquids in various industrial, consumer goods and healthcare products, as well as for life science research. As with systems offered by Waters, a range of instrument configurations is available with increasing levels of sample handling and information processing automation. In addition, systems and accompanying software packages can be tailored for specific applications

In 2016, TA introduced a new line of differential scanning calorimeters and thermogravimetric analyzers. These new Discovery DSC systems feature enhanced sensing technologies resulting in unprecedented performance in baseline flatness, sensitivity, resolution and reproducibility. In addition, TA introduced the ACS-2 Air Chiller System, ElectroForce 3310 test instrument and DuraPulseTM Stent Graft test instrument in 2016.

In 2017, TA introduced the TAM Air microcalorimeter. Although designed to characterize the curing of cement, this instrument is an ideal platform for imaginative experimental design in a wide range of applications, including cement and concrete, material science, food, pharmaceuticals and environmental analysis. TA also introduced three new dilatometer product lines in its 800 platform, which are high precision systems designed to measure dimensional changes of a specimen brought about by dynamic thermal events in a wide range of applications, including material science, ceramics and metals. In 2017, TA introduced the Discovery SDT 650, which provides a true simultaneous measurement of weight change and differential heat flow using advanced technologies, such as dual sample TGA, modulated DSC and modulated and hi-resolution TGA. In addition, TA introduced the Discovery HP-TGA750, a benchtop high pressure TGA that utilizes a patented ultra-high resolution magnetic suspension balance and new high precision temperature control system. Late in 2017, TA introduced the Discovery DMA 850, which measures the viscoelastic mechanical properties of material under controlled conditions of temperature, environment and mechanical stimulus (stress or strain). The DMA 850 features frictionless air bearing supports and a linear optical encoder, which ensures stable, accurate, high-resolution displacement measurement across the full travel range and enables displacement control of 5 nm. In 2017, TA introduced the WinTestTM 8.0 software package, which will be standard on all new ElectroForceTM products. In addition, TA introduced the ElectroForce DMA 3200 in 2017, which combines fatigue and dynamic mechanical analysis into a single mechanical test platform.

In September 2016, the Company acquired all of the outstanding stock of Rubotherm GmbH (“Rubotherm”), a manufacturer of gravimetric analysis systems, for approximately $6 million in cash, $5 million of which was paid at closing and an additional $1 million paid after closing to settle certain liabilities. Rubotherm develops and manufactures analytical test instruments for thermogravimetric and sorption measurements that are used in both industrial and academic research laboratories in disciplines that include chemistry, material science and engineering. The Rubotherm acquisition has helped support and further expand product offerings within TA’s thermal analysis business.

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

Global Customers

The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of governmental, academic and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CRO”s) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2018, 56% of the Company’s net sales were to pharmaceutical accounts, 31% to other industrial accounts and 13% to governmental agencies and academic institutions.

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2018, 2017 and 2016, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service

The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 87 sales offices throughout the world as of December 31, 2018 and approximately 3,900, 3,800 and 3,600 field representatives in 2018, 2017 and 2016, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime. In-house and field-based technical support representatives work directly with customers, providing them assistance with applications and procedures on Company products. The Company provides customers with comprehensive information through various corporate and regional internet websites and product literature, and also makes consumable products available through electronic ordering facilities and a dedicated catalog.

Manufacturing and Distribution

The Company provides high product quality by overseeing each stage of the production of its instruments, columns and chemical reagents.

The Company currently assembles a portion of its LC instruments at its facility in Milford, Massachusetts, where it performs machining, assembly and testing. The Milford facility maintains quality management and environmental management systems in accordance with the requirements of ISO 9001:2015, ISO 13485:2016 and ISO 14001:2015, and adheres to applicable regulatory requirements (including the FDA Quality System

Regulation and the European In-Vitro Diagnostic Directive). The Company outsources manufacturing of certain electronic components, such as computers, monitors and circuit boards, to outside vendors that meet the Company’s quality requirements. In addition, the Company outsources the manufacturing of certain LC instrument systems and components to well-established contract manufacturing firms in Singapore. The Company’s Singapore entity is ISO 9001:2015 certified and manages all Asian outsourced manufacturing as well as the distribution of all products from Asia. The Company may pursue outsourcing opportunities as they arise but believes it maintains adequate supply chain and manufacturing capabilities in the event of disruption or natural disasters.

The Company manufactures specialty Supercritical Fluid Chromatography (“SFC”) and Supercritical Fluid Extraction (“SFE”) products in its facility in Sharpsburg, Pennsylvania. The Sharpsburg facility is aligned with the policies and procedures for product manufacturing and distribution as adhered to in the Milford, Massachusetts facility and is under the same structural leadership organization.

The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2018, the Company’s Board of Directors approved expanding its Taunton location and anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility. The Company has spent $11 million on this facility through the end of 2018. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015. The Wexford facility is certified to ISO 9001:2015 and ISO 13485:2016/EN ISO 13485:2016. VICAMTM manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16 and ISO Guide 34. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2005, ISO/IEC 17034:2016.

The Company manufactures and distributes its MS products at its facilities in Wilmslow, England and Wexford, Ireland. Certain components or modules of the Company’s MS instruments are manufactured at its facility in Solihull, England and by long-standing outside contractors. Each stage of this supply chain is closely monitored by the Company to maintain high quality and performance standards. The instruments, components or modules are then returned to the Company’s facilities, where its engineers perform final assembly, calibrations to customer specifications and quality control procedures. The Company’s MS facilities are certified to ISO 9001:2015 and ISO 13485:2016/EN ISO 13485:2016 and adhere to applicable regulatory requirements (including the FDA Quality System Regulation and the European In-Vitro Diagnostic Directive).

TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Wakefield, Massachusetts, Eden Prairie, Minnesota, Lindon, Utah and Huellhorst, Germany facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2015 and ISO 17025:2005 standards and the Eden Prairie facility is certified to both ISO 9001:2015 and ISO/IEC 17025:2017 standards.

Raw Materials

The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2017, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2018 supply chain, and the Company plans to file its 2018 Form SD with the SEC in May 2019. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

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

Research and Development

The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2018, 2017 and 2016 were $143 million, $133 million and $125 million, respectively. In addition, in 2017, the Company incurred a $5 million charge for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.

Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2018, 2017 and 2016, there were 1,011, 1,004 and 971 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.

Employees

The Company employed approximately 7,200 employees at both December 31, 2018 and 2017 and 6,900 at December 31, 2016, with approximately 39% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.

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

In the markets served by Waters, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by TA, the Company’s principal competitors include: PerkinElmer, Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern PANalytical Ltd., a subsidiary of Spectris plc and Anton-Paar GmbH.

The market for consumable LC products, including separation columns, is highly competitive and generally more fragmented than the analytical instruments market. The Company encounters competition in the consumable columns market from chemical companies that produce column sorbents and small specialized companies that primarily pack purchased sorbents into columns and subsequently package and distribute columns. The Company believes that it is one of the few suppliers that processes silica and polymeric resins, packs columns and distributes its own products. The Company competes in this market on the basis of performance, reproducibility, reputation and, to a lesser extent, price. In recent years, the Company’s principal competitors for consumable products have included: Danaher Corporation; Merck KGaA; Agilent Technologies, Inc.; General Electric Company and Thermo Fisher Scientific Inc. The ACQUITY UPLC instrument is designed to offer a predictable level of performance when used with ACQUITY UPLC columns and the Company believes that the expansion of the ACQUITY UPLC instrument base will enhance its chromatographic column business because of the high level of synergy between ACQUITY UPLC columns and the ACQUITY UPLC instruments.

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

Environmental Matters and Climate Change

The Company is subject to foreign and U.S. federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. The Company believes that it currently conducts its operations and has operated its business in the past in substantial compliance with applicable environmental laws. From time to time, Company operations have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental laws.

The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2018, the Company published a sustainability report identifying the various actions and behaviors the Company has adopted from 2014 to 2017 concerning its commitment to both the environment and the broader topic of social responsibility. See Item 1A, Risk Factors – The effects of climate change could harm the Company’s business, for more information on the potential significance of climate change legislation. See also Note 17 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.

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

Forward-Looking Statements

Certain of the statements in this Form 10-K and the documents incorporated herein, may contain forward-looking statements with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of new or proposed tariff or trade regulations; the impact of foreign currency translation on financial results; development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of costs associated with developing new technologies and bringing these new technologies to market; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) in the U.S.; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

Many of these statements appear, in particular, in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Statements that are not statements of historical fact may be deemed forward-looking statements. You can identify these forward-looking statements by the use of the words “feels”, “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “suggests”, “appears”, “estimates”, “projects”, “should” and similar expressions, whether in the negative or affirmative. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including, and without limitation:

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

•

The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates in jurisdictions in which the Company operates, specifically as it relates to the 2017 Tax Act in the U.S.; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.

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

The Company is subject to risks and uncertainties, including, but not limited to, the following:

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

Approximately 72% and 71% of the Company’s net sales in 2018 and 2017, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the United Kingdom, as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; the effect of the U.K. voting to exit the European Union as well as the financial difficulties and debt burden experienced by a number of European countries; the instability and potential impact of war or terrorism; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.

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

The demand for the Company’s products is dependent upon the size of the markets for its LC, LC-MS, thermal analysis, rheometry and calorimetry products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly affecting drug, food and drinking water testing; funding available to governmental, academic and research institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. However, there can be no assurance that the Company will effectively forecast customer demand and appropriately allocated research and development expenditures to products with high growth and high margin prospects. Additionally, there can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.

Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 56% of the Company’s net sales in both 2018 and 2017 were to worldwide pharmaceutical and biotechnology companies, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

Disruption in worldwide financial markets could adversely impact the Company’s access to capital and financial condition.

Financial markets in the U.S., Europe and Asia have experienced times of extreme disruption, including, among other things, sharp increases in the cost of new capital, credit rating downgrades and bailouts, severely diminished capital availability and severely reduced liquidity in money markets. Financial and banking institutions have also experienced disruptions, resulting in large asset write-downs, higher costs of capital, rating downgrades and reduced desire to lend money. There can be no assurance that there will not be future deterioration or prolonged disruption in financial markets or financial institutions. Any future deterioration or prolonged disruption in financial markets or financial institutions in which the Company participates may impair the Company’s ability to access its existing cash, utilize its existing syndicated bank credit facility funded by such financial institutions, and impair its ability to access sources of new capital. The cost to the Company of any new capital raised and interest expense would increase if this were to occur.

Competitors may introduce more effective or less expensive products than the Company’s, which could result in decreased sales. The competitive landscape may transform as a result of potential changes in ownership, mergers and continued consolidations among the Company’s competitors, which could harm the Company’s business.

The analytical instrument market and, in particular, the portion related to the Company’s HPLC, UPLC, LC-MS, thermal analysis, rheometry and calorimetry product lines, is highly competitive and subject to rapid changes in technology. The Company encounters competition from several international instrument suppliers and other companies in both domestic and foreign markets. Some competitors have instrument businesses that are generally more diversified than the Company’s business, but are typically less focused on the Company’s chosen markets. Over the years, some competitors have merged with other competitors for various reasons, including increasing product line offerings, improving market share and reducing costs. There can be no assurance that the Company’s competitors will not introduce more effective and less costly products than those of the Company or that the Company will be able to increase its sales and profitability from new product introductions. There can be no assurance that the Company’s sales and marketing forces will compete successfully against the Company’s competitors in the future.

Strategies for organic growth require developing new technologies and bringing these new technologies to market, which could negatively impact the Company’s financial results.

The Company’s corporate strategy is fundamentally based on winning through organic innovation and deep application expertise. The Company is in the process of developing new products with recently acquired technologies. The future development of these new products will require a significant amount of spending over the next few years before significant, robust sales will be realized. Furthermore, these new products will be sold into both the non-clinical and clinical markets, and any new products requiring FDA clearance may take longer to bring to market. There can be no assurance given as to the timing of these new product launches and the ultimate realization of sales and profitability in the future.

The Company’s software or hardware may contain coding or manufacturing errors that could impact their function, performance and security, and result in other negative consequences.

Despite testing prior to the release and throughout the lifecycle of a product or service, the detection and correction of any errors in released software or hardware can be time consuming and costly. This could delay the development or release of new products or services, or new versions of products or services, create security vulnerabilities in the Company’s products or services, and adversely affect market acceptance of products or services. If the Company experiences errors or delays in releasing its software or hardware, or new versions thereof, its sales could be affected and revenues could decline. Errors in software or hardware could expose the Company to product liability, performance and warranty claims as well as harm to brand and reputation, which could impact future sales.

The loss of key members of management and the risks inherent in succession planning could adversely affect the Company’s results of operations or financial condition.

The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees, with the exception of the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. If, for any reason, other such key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.

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

There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Additionally, there could be successful claims against the Company by third-party patent holders with respect to certain Company products that may infringe the intellectual property rights of such third parties. The Company’s patents, including those licensed from others, expire on various dates. If the Company is unable to protect its intellectual property rights, it could have an adverse and material effect on the Company’s results of operations or financial condition.

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

The Company is subject to rates of income tax that range from 0% up to 35% in various jurisdictions in which it conducts business. In addition, the Company typically generates a substantial portion of its income in the fourth quarter of each fiscal year. Geographical shifts in income from previous quarters’ projections caused by factors including, but not limited to, changes in volume and product mix and fluctuations in foreign currency translation rates, could therefore have potentially significant favorable or unfavorable effects on the Company’s income tax expense, effective tax rate and results of operations.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Act. The 2017 Tax Act changed the U.S. tax system to a territorial tax system, including base broadening measures on non-U.S. earnings, whereby historical unremitted, earnings of foreign subsidiaries are deemed to have been repatriated to the U.S. in 2017 regardless of when the assets are actually remitted to the U.S., as well as reducing or eliminating certain domestic deductions and credits and limiting the deductibility of interest expense and executive compensation. Earnings deemed to have been distributed to the U.S. in accordance with the aforementioned 2017 Tax Act deemed distribution rules are subject to a transition tax, which is a one-time, mandatory deemed repatriation tax on the accumulated foreign earnings that have not been previously taxed. To the extent those earnings are deemed to have been invested in cash and cash equivalents, they will be taxed at a rate of 15.5%; the remainder of those earnings will be taxed at a rate of 8.0%. As a result, the Company’s historical unremitted foreign earnings were deemed repatriated in 2017 and the Company incurred a $550 million estimated tax provision, which primarily consisted of an estimated transition tax, as well as estimated income tax provisions for state and withholding taxes and a provision associated with the remeasurement of the Company’s deferred tax assets and liabilities from 35% to the new U.S. corporate income tax rate of 21%. The transition tax will be paid over an eight-year period, which started in 2018, and will not accrue interest. During 2018, the Internal Revenue Service issued proposed regulations with respect to the transition tax and other new areas of the Tax Reform law that impact the 2018 tax provision. The Company anticipates additional proposed regulations, and the final versions of the currently proposed regulations could clarify or change the interpretation of the new laws. As permitted by the SEC Staff Accounting Bulletin No. 118, the Company completed its analysis and calculation of the 2017 Tax Act federal and state transition tax liability during 2018, which remained significantly unchanged.

The Company has a contractual tax rate in Singapore of 0% through March 2021, based upon the achievement and continued satisfaction of certain operational and financial milestones, which the Company expects to continue to meet. Currently, the Company has determined that it is more likely than not to realize the contractual tax rate in Singapore of 0% and has not recognized any uncertain tax position in its balance sheet related to the achievement of the contractual milestones in Singapore. In the event that it appears that the milestone targets will not be met, the Company will no longer be entitled to a 0% contractual tax rate benefit on income earned in Singapore dating back to the start date of the agreement (April 1, 2016), at which time all tax benefits previously recorded would be reversed and an income tax charge equal to the statutory tax of 17% on income earned during that period would be recorded.

As a global business, the Company is subject to tax audit examinations in various jurisdictions throughout the world. The Company must manage the cost and disruption of responding to governmental audits, investigation and proceedings. In addition, the impact of the settlement of pending or future tax audit examination could have an unfavorable effect on the Company’s income tax expense, effective tax rate and results of operations.

The Company’s financial condition and results of operations could be adversely affected if the Company is unable to maintain a sufficient level of cash flow.

The Company had $1,148 million in debt and $1,735 million in cash, cash equivalents and investments as of December 31, 2018. As of December 31, 2018, the Company also had the ability to borrow an additional $1,208 million from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential U.S. acquisitions and continue authorized stock repurchase programs.

The Company has conducted a post-tax reform evaluation of its capital allocation strategy and is currently planning to use its existing cash, cash equivalents and investments, cash flow from operations and available debt capacity to repurchase up to $4 billion of the Company’s common stock over the next two years. As a result, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.

Debt covenants, and the Company’s failure to comply with them, could negatively impact the Company’s capital and financial results.

The Company’s debt is subject to restrictive debt covenants that limit the Company’s ability to engage in certain activities that could otherwise benefit the Company. These debt covenants include restrictions on the Company’s ability to enter into certain contracts or agreements, which may limit the Company’s ability to make dividend or other payments, secure other indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is also required to meet specified financial ratios under the terms of the Company’s debt agreements. The Company’s ability to comply with these financial restrictions and all other covenants is dependent on the Company’s future performance, which is subject to, but not limited to, prevailing economic conditions and other factors, including factors that are beyond the Company’s control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. As of December 31, 2018, the Company was in compliance with all debt covenants.

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

The Company is in the business of designing, manufacturing, selling and servicing analytical instruments to life science, pharmaceutical, biochemical, industrial, nutritional safety, and environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications, and the Company is also a developer and supplier of software-based products that support instrument systems. Many of the Company’s customers are in highly regulated industries. While the Company has invested time and resources implementing measures designed to protect the integrity and security of its technology infrastructure, research and development processes, manufacturing operations, products and services, and the internal and external data managed by the Company, there is a risk these measures will be defeated or compromised or that they are otherwise insufficient to protect against existing or emerging threats. The Company also has acquired companies, products, services and technologies over time and may face inherit risk when integrating these acquisitions into the Company. In addition, at times, the Company faces attempts by third parties to defeat its security measures or exploit vulnerabilities in its systems. These risks will increase as the Company continues to grow and expand geographically, and its systems, products and services become increasingly digital and sensor- and web-based.

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

As a publicly-traded company, the Company is subject to the rules of the SEC and the New York Stock Exchange. In addition, the Company must comply with the Sarbanes-Oxley regulations, which require the Company to establish and maintain adequate internal control over financial reporting. The Company’s efforts to comply with such laws and regulations are time consuming and costly. While we continue to enhance our controls, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Failure to comply with such regulations or having inadequate internal controls could have a material adverse effect on the Company’s financial condition and operations, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock and our access to capital.

The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2017, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2018 supply chain, and the Company plans to file its 2018 Form SD with the SEC in May 2019. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.

The Company’s financial condition and results of operations could be adversely affected by changes to the Company’s retirement plans or retirement plan assets.

In December 2018, the Company settled a frozen U.S. defined benefit pension plan by making lump-sum cash payments and purchasing annuity contracts for participants to permanently extinguish the pension plan’s obligations. This plan was the Company’s largest defined benefit pension plan. The Company still sponsors various retirement plans, both inside and outside the U.S. Any changes in regulations made by governments in countries in which the Company sponsors retirement plans could adversely impact the Company’s cash flows or results of operations. In connection with these retirement plans, the Company is exposed to market risks associated with changes in the various capital markets. For example, changes in long-term interest rates affect the discount rate that is used to measure the Company’s retirement plan obligations and related expense. In addition, changes in the market value of investments held by the retirement plans could materially impact the funded status of the retirement plans, and affect the related pension expense and level and timing of contributions required under applicable laws.

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

Waters Corporation operates 22 United States facilities and 72 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.

Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Wakefield, MA	M, R, S, D, A	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Sharpsburg, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Newcastle, England	R, S, D, A	Leased
Solihull, England	M,A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Bochum, Germany	R, S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Budapest, Hungary	R	Leased
Wexford, Ireland	M, R, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 11 field offices in the United States and 61 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.

Field Office Locations (2)

United States	International

Costa Mesa, CA	Australia	India	Portugal
Pleasanton, CA	Austria	Ireland	Poland
Wood Dale, IL	Belgium	Israel	Puerto Rico
Carmel, IN	Brazil	Italy	Spain
Columbia, MD	Canada	Japan	Sweden
Beverly, MA	Czech Republic	Korea	Switzerland
Durham, NC	Denmark	Malaysia	Taiwan
Morrisville, NC	Finland	Mexico	United Kingdom
Parsippany, NJ	France	Netherlands
Plymouth Meeting, PA	Germany	Norway
Bellaire, TX	Hungary	People’s Republic of China

(2)	The Company operates more than one field office within certain states and foreign countries.

Item 3:	Legal Proceedings

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

Christopher J. O’Connell, 52, has served as a Director of the Company since September 2015, when he assumed the position of President and Chief Executive Officer of the Company. In December 2017, Mr. O’Connell was appointed as the Chairman of the Board of Directors of the Company. Mr. O’Connell served as Executive Vice President and President of Restorative Therapies Group of Medtronic plc from August 2009 to August 2015. From 1994 to August 2009, Mr. O’Connell served in the following positions at Medtronic plc: Senior Vice President and President of Medtronic Diabetes, President of Medtronic Physio-Control, Vice President of Sales and Marketing for the Cardiac Rhythm Management business, Vice President/General Manager of the Patient Management Business, Vice President of Corporate Strategy, Director of Investor Relations and Corporate Development Associate.

Mark T. Beaudouin, 64, was appointed Senior Vice President, General Counsel and Secretary in February 2016 and was Vice President, General Counsel and Secretary of the Company since April 2003. Prior to joining Waters Corporation, he served as Senior Vice President, General Counsel and Secretary of PAREXEL International Corporation, a bio/pharmaceutical services company, from January 2000 to April 2003. Previously, from May 1985 to January 2000, Mr. Beaudouin served in several senior legal management positions, including Vice President, General Counsel and Secretary of BC International, Inc., a development stage biotechnology company, First Senior Vice President, General Counsel and Secretary of J. Baker, Inc., a diversified retail company, and General Counsel and Secretary of GenRad, Inc., a high technology test equipment manufacturer.

Sherry L. Buck, 55, was appointed Senior Vice President and Chief Financial Officer in January 2017. Previously, Ms. Buck served as the Vice President, Chief Financial Officer of Libbey Inc. since August 2012. From 1993 to 2012, Ms. Buck held several positions at Whirlpool Corporation, including Vice President, Finance/Chief Financial Officer, Global Product and Enterprise Cost Leadership; Vice President, Finance—US; Vice President, Cost Leadership; Vice President, Finance—International; and Vice President, Business Performance Management.

Robert G. Carson, 45, was appointed Senior Vice President, Corporate Development in February 2018. Prior to joining Waters Corporation, he held several positions during his 16 years at Medtronic plc, including Vice President and General Manager, Pacemaker Business from January 2017 to January 2018. In addition, Mr. Carson spent nearly 12 years in Medtronic’s spinal implants and biologics business, serving as Vice President and General Manager from July 2016 to January 2017, Vice President of Global Marketing & Strategy from April 2015 to July 2016 and Vice President & Therapy Segment Leader from October 2012 to April 2015. Mr. Carson began his career with Banc of America Securities.

Dr. Michael C. Harrington, 58, was appointed Senior Vice President, Global Markets in February 2016. Dr. Harrington joined Waters Corporation in 1987 and has held several senior positions with Waters Corporation, including Vice President, Europe and Asia Pacific Operations, Senior Director of US Sales Operations, Director of US Chemistry Sales and General Manager of Phase Separations. Prior to joining Waters Corporation, Dr. Harrington held senior sales positions at Celsis, Inc.

Terrance P. Kelly, 56, was appointed Senior Vice President and President, TA Instruments in February 2016. Mr. Kelly has served as President, TA instruments since February 2005. Mr. Kelly started his career in finance and accounting at ICI in 1985. He joined DuPont in 1988. He held various sales and marketing positions with DuPont, and later TA Instruments. Mr. Kelly joined Waters Corporation in 1996, when TA Instruments was acquired.

Francis Kim, 52, was appointed Senior Vice President, Global Operations in February 2018. Mr. Kim previously served as Vice President of Global Quality Assurance since November 2016. Prior to joining Waters Corporation, he held several positions during his 20 years at Medtronic plc, including Vice President of Quality, Restorative Therapies Group from May 2015 to November 2016 and Vice President of Quality, Regulatory and Clinical Affairs, Surgical Technologies Division from January 2011 to May 2015.

Ian S. King, 62, was appointed Senior Vice President, Global Products in July 2017. Mr. King joined Waters in 1982 and previously served as Senior Vice President, Instrument Technology; Vice President, Separations Technologies; and Vice President and General Manager of Consumable Division, as well as a variety of scientific and management positions in Waters Corporation’s international subsidiaries. Prior to joining Waters Corporation, Mr. King worked at Edinburgh University as a research scientist.

Elizabeth B. Rae, 61, was appointed Senior Vice President, Global Human Resources in February 2016 and was Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. Ms. Rae joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters Corporation, she held senior human resources positions in retail, healthcare and financial services companies.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 21, 2019, the Company had 86 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2018, 2017 or 2016.

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

The following graph compares the cumulative total return on $100 invested as of December 31, 2013 (the last day of public trading of the Company’s common stock in fiscal year 2013) through December 31, 2018 (the last day of public trading of the common stock in fiscal year 2018) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2013

AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

	2013	2014	2015	2016	2017	2018
WATERS CORPORATION	$100.00	$112.72	$134.58	$134.39	$193.19	$188.65
NYSE MARKET INDEX	$100.00	$106.75	$102.38	$114.61	$136.07	$123.89
SIC CODE INDEX	$100.00	$127.50	$141.59	$130.44	$199.51	$210.24
S&P 500 INDEX	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended December 31, 2018 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
September 30 to October 27, 2018	128	$182.79	128	$2,968,685
October 28 to November 24, 2018	1,126	$195.56	1,126	$2,748,484
November 25 to December 31, 2018	1,466	$189.54	1,460	$2,471,785

Total	2,720	$191.71	2,714	$2,471,785

(1)	The Company repurchased 6 thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock units during the three months ended December 31, 2018.
(2)

In April 2018, the Company’s Board of Directors authorized the repurchase of up to $3.5 billion of its outstanding common stock in open market or private transactions over a three-year period. In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This new program replaced the remaining amounts available under the April 2018 authorization.

Item 6:	Selected Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from financial statements for the years 2018, 2017, 2016, 2015 and 2014. The Company’s financial statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018 are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

In thousands, except per share and employees data	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Net sales	$2,419,929	$2,309,078	$2,167,423	$2,042,332	$1,989,344
Income from operations before income taxes	$682,146	$641,097	$600,114	$541,918	$490,740
Net income*	$593,794	$20,311	$521,503	$469,275	$431,620
Net income per basic common share*	$7.71	$0.25	$6.46	$5.70	$5.12
Weighted-average number of basic common shares	76,992	79,793	80,786	82,336	84,358
Net income per diluted common share*	$7.65	$0.25	$6.41	$5.65	$5.07
Weighted-average number of diluted common shares and equivalents	77,618	80,604	81,417	83,087	85,151
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and investments	$1,735,224	$3,393,701	$2,813,032	$2,399,263	$2,055,388
Working capital, including current maturities of debt**	$2,214,232	$3,663,977	$3,115,124	$2,649,457	$2,236,558
Total assets**	$3,727,426	$5,324,354	$4,662,059	$4,268,677	$3,874,690
Long-term debt**	$1,148,172	$1,897,501	$1,701,966	$1,493,027	$1,237,463
Stockholders’ equity***	$1,567,258	$2,233,788	$2,301,949	$2,058,851	$1,894,666
Employees	7,246	7,020	6,899	6,594	6,161

*

The provision for income taxes for 2017 includes a $550 million estimate for the impact of the enactment of the 2017 Tax Act, which was signed into law on December 22, 2017. The $550 million income tax provision reduced net income per share by $6.82. The $550 million income tax provision primarily consists of an estimated transition tax, as well as estimated income tax provisions for state and withholding taxes and a provision associated with the remeasurement of the Company’s deferred tax assets and liabilities from 35% to the new U.S. corporate income tax rate of 21%.

The Company adopted new accounting guidance related to stock-based compensation in 2017. The new accounting guidance requires the excess tax benefits or deficiencies related to stock-based compensation to be reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously recognized in equity. This aspect of the new accounting guidance was required to be adopted on a prospective basis for the statement of operations and retroactive restatement is not permitted. In 2018 and 2017, the Company recognized an excess tax benefit, which decreased income tax expense by $9 million and $20 million, respectively, and added $0.11 and $0.24, respectively, to net income per diluted share.

In addition, in December 2018, the Company settled a pension plan obligation by making lump-sum cash payments and purchasing annuity contracts for participants to permanently extinguish the pension plan’s obligations. As a result, the Company recorded a $46 million charge, which consisted of a $6 million cash contribution to the plan and a $40 million non-cash charge related to the reversal of unrecognized actuarial losses recorded in accumulated other comprehensive income in the stockholders’ equity. The $46 million pre-tax charge reduced net income per diluted share by $0.39.

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

***

In 2018, the Company adopted new accounting guidance which eliminates the deferral of tax effects on intra-entity transfers other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this standard as of January 1, 2018 with a $4 million charge to beginning retained earnings in the consolidated balance sheet.

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

The Company’s operating results are as follows for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Product sales	$1,604,993	$1,552,349	$1,460,296	3%	6%
Service sales	814,936	756,729	707,127	8%	7%

Total net sales	2,419,929	2,309,078	2,167,423	5%	7%
Costs and operating expenses:
Cost of sales	992,564	947,067	891,453	5%	6%
Selling and administrative expenses	536,902	544,363	512,331	(1%)	6%
Research and development expenses	143,403	132,593	125,187	8%	6%
Purchased intangibles amortization	7,712	6,743	9,889	14%	(32%)
Litigation (settlement) provision	(426)	11,114	3,524	(104%)	215%
Acquired in-process research and development	—	5,000	—	(100%)	—

Operating income	739,774	662,198	625,039	12%	6%
Operating income as a % of sales	30.6%	28.7%	28.8%
Other expense	(47,794)	(340)	(700)	* *	51%
Interest expense, net	(9,834)	(20,761)	(24,225)	(53%)	(14%)

Income before income taxes	682,146	641,097	600,114	6%	7%
Provision for income taxes	88,352	620,786	78,611	(86%)	690%

Net income	$593,794	$20,311	$521,503	* *	(96%)

Net income per diluted common share	$7.65	$0.25	$6.41	* *	(96%)

**	Percentage not meaningful

The Company’s net sales increased 5% in 2018 as compared to 2017, and 7% in 2017 as compared to 2016. Foreign currency translation increased sales growth by 1% in both 2018 and 2017. Recent acquisitions did not have an impact on sales growth. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.

Instrument system sales increased 2% and 6% in 2018 and 2017, respectively. In 2018, the increase in instrument system sales was primarily driven by an increase in demand for LC and TA’s instrument systems. During 2018, the demand for our LC-MS instrument systems was somewhat unfavorably impacted by the timing of new product introductions, as many of the Company’s new products were not launched until the second half of 2018 or early in 2019. In 2017, the demand for instrument system sales was balanced across our LC-MS and TA instrument systems. Recurring revenues (combined sales of precision chemistry consumables and services) increased 8% and 7% in 2018 and 2017, respectively, as a result of a larger installed base of customers and higher billing demand for service sales.

Geographically, the Company’s sales growth in both 2018 and 2017 was primarily driven by the 7% and 10% sales growth in Asia, respectively, with double-digit sales growth in China for both years. Europe’s sales grew 4% and 10% in 2018 and 2017, respectively, and benefited from the effect of foreign currency translation, which added 3% and 2% to sales growth, respectively. The Company’s 2018 sales were impacted by lower sales growth in India and Europe, resulting from lower customer demand for our instrument systems. Sales in the Americas grew 3% in 2018 and were flat in 2017. The Americas’ sales growth in 2017 was negatively impacted by natural disasters in the U.S., Mexico and Puerto Rico, as well as weaker customer sentiment in the first half of 2017.

Sales to pharmaceutical customers grew 5% and 7% in 2018 and 2017, respectively. These increases were driven by the increasing need for global access to prescription drugs and the testing of newer and more complex biologic drugs. Combined sales to industrial customers, which include materials characterization, food, environmental and fine chemical markets, grew 2% and 4% in 2018 and 2017, respectively. The growth in both 2018 and 2017 was driven by recent product introductions and rising global regulatory standards in both food and materials markets. Combined sales to governmental and academic customers increased 8% in both 2018 and 2017. Sales to governmental and academic customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales growth rates can vary significantly from period to period.

Operating income was $740 million in 2018, an increase of 12% as compared to 2017. This increase was primarily a result of the effect of higher sales volume achieved in 2018, as well as the effect of approximately $33 million of facility closure, litigation and intellectual property payment charges from 2017 that did not recur in 2018.

Operating income increased 6% in 2017 as compared to 2016. This increase was primarily a result of the effect of higher sales volume achieved in 2017, which was somewhat offset by the impact of $13 million of severance costs primarily associated with the closure of a facility in Germany and costs associated with providing U.S. employees with an early retirement transition incentive; an $11 million litigation settlement provision and related costs and a $5 million charge relating to a milestone payment for the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized. The change in operating income in 2017 as compared with 2016 was also impacted by $4 million of expense in 2017 related to the acceleration of certain stock awards as compared to $7 million of similar expense in 2016.

The Company’s effective tax rates were 13.0%, 96.8% and 13.1% for 2018, 2017 and 2016, respectively. Net income per diluted share was $7.65, $0.25 and $6.41 in 2018, 2017 and 2016, respectively. The Company’s effective tax and net income per diluted share were impacted by the following items:

•	In December 2018, the Company settled a pension plan obligation by making lump-sum cash payments and purchasing annuity contracts for participants to permanently extinguish the pension plan’s obligations. As a result, the Company recorded a $46 million charge, which consisted of a $6 million cash contribution to the plan and a $40 million non-cash charge related to the reversal of unrecognized actuarial losses recorded in accumulated other comprehensive income in the stockholders’ equity. The $46 million pre-tax charge reduced net income per diluted share by $0.39.

•

The significant increase in the provision for income taxes for 2017 was a result of the $550 million estimate for the impact of the enactment of the legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act changed the U.S. tax system to a territorial system, including broadening measures requiring the taxation of the Company’s historical unremitted foreign earnings through a deemed repatriation. This provision reduced net income per diluted share by $6.82 in 2017, and the Company’s effective tax rate was 11.0% excluding this $550 million provision. As permitted by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118, the Company completed its analysis and calculation of the 2017 Tax Act federal and state transition tax liability during 2018, which remained significantly unchanged.

The Company generated $604 million, $698 million and $643 million of net cash flows from operations in 2018, 2017 and 2016, respectively. The decrease in operating cash flow in 2018 was primarily a result of $103 million of income tax payments made in the U.S. relating to the Company’s estimated 2017 transition tax liability and 2018 estimated tax payments, a $15 million litigation settlement payment and $11 million of contributions to certain defined benefit pension plans. Over the next four years, the Company is required to make annual U.S. federal tax payments of approximately $38 million to tax authorities in connection with the Company’s estimated transition tax liabilities of $433 million under the 2017 Tax Act. The remaining 60% of the total liability is required to be paid over a three-year period beginning in 2023. The increase in operating cash flow in 2017 was primarily a result of the increase in sales and operating income.

Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $96 million, $85 million and $95 million in 2018, 2017 and 2016, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash, investments and available debt capacity. The Company has spent $11 million on this facility through the end of 2018.

During the past three years, the Company has acquired technology to expand its future sales. In July 2018, the Company acquired the sole intellectual property rights to the Desorption Electrospray Ionization (“DESI”) imaging technology for $30 million in cash and a future contractual obligation to pay a minimum royalty of $3 million over the remaining life of the patent. DESI is a mass spectrometry imaging technique that is used to develop medical therapies. During 2018, the Company made $8 million of investments in unaffiliated companies. In 2017, the Company made a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. In addition, the Company made a milestone payment of $5 million in 2017 to acquire and license intellectual property. In September 2016, the Company acquired Rubotherm GmbH for approximately $6 million in cash.

During 2018, the Company had net proceeds from the maturity of short-term investments of $1.8 billion. Most of these proceeds were repatriated into the U.S. in 2018, and were taxed at lower income tax rates as a result of the 2017 Tax Act, and used to reduce the Company’s debt by $850 million and fund $1,315 million of share repurchases.

The Company has conducted a post-tax reform evaluation of its capital allocation strategy and the Company is currently planning to use its existing cash, cash equivalents and investments, cash flow from operations and its available debt capacity to repurchase up to $4 billion of the Company’s common stock over the next two years. The Company is currently planning to increase its outstanding debt balances to approximately 2.5 times the

Company’s net debt-to-earnings before interest, taxes, depreciation and amortization ratio to fund a significant portion of these share repurchases.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available under the April 2018 authorization of $3 billion. During 2018, 2017 and 2016, the Company repurchased $1,306 million, $323 million and $318 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

During 2018, the Company entered into $300 million of U.S.-to-Euro interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company lowered its net interest expense by $3 million during 2018. The Company anticipates that these swap agreements will lower net interest expense by approximately $9 million annually in 2019 and 2020, and less in 2021 as the three year term of the agreements expire.

In January 2019, the Company made organizational changes to better align our resources with our growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 1% of the Company’s employees. The Company currently estimates that it will incur approximately $15 million of severance and related costs during 2019.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,			% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net Sales:
Asia:
China	$443,321	$387,059	$331,354	15%	17%
Japan	173,357	167,258	167,977	4%	—
Asia Other	305,613	308,300	283,653	(1%)	9%

Total Asia	922,291	862,617	782,984	7%	10%
Americas:
United States	683,596	669,274	665,280	2%	1%
Americas Other	151,581	140,715	141,902	8%	(1%)

Total Americas	835,177	809,989	807,182	3%	—
Europe	662,461	636,472	577,257	4%	10%

Total net sales	$2,419,929	$2,309,078	$2,167,423	5%	7%

In 2018, sales in China increased across all product lines and were driven by double-digit increases in sales to pharmaceutical, governmental and academic customers. The effect of foreign currency translation increased sales in Japan by 2% in 2018 and sales growth was also driven by increased sales to pharmaceutical and industrial customers. The sales decline in the rest of Asia in 2018 was a result of lower customer demand in India and weaker sales to environmental customers in the first quarter of 2018. In 2018, sales growth in Europe was driven by TA’s products and services and recurring revenues to pharmaceutical and industrial customers. In addition, the effect of foreign currency translation increased sales in Europe by 3% in 2018. Sales growth in the U.S. in 2018 was driven by recurring revenues and TA instruments. Sales in the rest of the Americas had double-digit sales growth for instrument systems and double-digit sales growth for pharmaceutical customers, which was offset by a decline in sales to industrial customers.

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

Net sales by customer class are presented below for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,			% change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Pharmaceutical	$1,365,731	$1,294,668	$1,206,316	5%	7%
Industrial	737,144	721,088	690,119	2%	4%
Governmental and academic	317,054	293,322	270,988	8%	8%

Total net sales	$2,419,929	$2,309,078	$2,167,423	5%	7%

In 2018, sales to pharmaceutical customers were driven by recurring revenues, with double-digit growth in China, Canada and Latin America. Sales growth for the industrial market in 2018 was driven by TA products and services, and mid-single-digit sales growth in Europe, Japan and India. The increase in sales to governmental and academic customers in 2018 was broad-based across all product classes and geographies, with double-digit growth in China, India and Canada.

In 2017, the growth within our pharmaceutical market was driven by double-digit growth in China, India and Europe. Sales growth to the industrial market in 2017 was highest in China and India, with modest growth in other regions offset by flat sales in the Americas. The increase in sales to governmental and academic customers in 2017 was broad-based across all geographies, with double-digit growth in Europe and the Americas.

Waters Products and Services Net Sales

Net sales for Waters products and services are as follows for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,						% change
	2018	% of Total	2017	% of Total	2016	% of Total	2018 vs. 2017	2017 vs. 2016
Waters instrument systems	$1,000,625	47%	$988,750	48%	$943,218	49%	1%	5%
Chemistry consumables	400,287	18%	372,157	18%	345,413	18%	8%	8%

Total Waters product sales	1,400,912	65%	1,360,907	66%	1,288,631	67%	3%	6%
Waters service	738,433	35%	686,656	34%	639,432	33%	8%	7%

Total Waters net sales	$2,139,345	100%	$2,047,563	100%	$1,928,063	100%	4%	6%

Precision chemistry consumables sales increased in both 2018 and 2017 on the uptake in columns and application-specific testing kits. Waters service sales in both 2018 and 2017 benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers. The increase in Waters instrument system sales (LC and MS technology-based) in 2018 is primarily attributable to sales of LC systems, while sales growth in 2017 was driven by higher sales of LC-MS systems that incorporate the Company’s tandem quadrupole technologies. The effect of foreign currency translation had a minimal impact on Waters sales in both 2018 and 2017.

In 2018, Waters sales increased 7% in Asia, 4% in Europe and 2% in the Americas. Waters sales increased 15% in China in 2018 and were broad-based across all product classes, with double-digit increases in sales to pharmaceutical, governmental and academic customers. Waters sales in Japan in 2018 increased 5%, with the effect of foreign currency translation increasing sales 2%. Sales in the rest of Asia declined 2% in 2018, primarily due to lower customer demand in India and a negative 2% impact of foreign currency translation. In the Americas, U.S. sales increased 1% in 2018.

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

TA Product and Services Net Sales

Net sales for TA products and services are as follows for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year Ended December 31,						% change
	2018	% of Total	2017	% of Total	2016	% of Total	2018 vs. 2017	2017 vs. 2016
TA instrument systems	$204,081	73%	$191,442	73%	$171,665	72%	7%	12%
TA service	76,503	27%	70,073	27%	67,695	28%	9%	4%

Total TA net sales	$280,584	100%	$261,515	100%	$239,360	100%	7%	9%

TA’s instrument system sales were broad-based across all product classes in 2018, while 2017 instrument system sales grew primarily from the Discovery product line of thermal instrument systems. In addition, TA’s rheology instrument systems saw strong performance across the entire range of products in the portfolio in 2017, driven by the Discovery Hybrid Rheometer and Rubber Rheometer instrument systems. TA service sales increased in both 2018 and 2017 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation and recent acquisitions had a minimal impact on TA’s sales in both 2018 and 2017.

In 2018, TA sales increased 9% in the Americas, 8% in Europe and 5% in Asia. TA sales in the U.S. increased 9% in 2018, while sales in the rest of the Americas increased 8%. TA’s sales in Asia were driven by double-digit sales growth in India and 8% sales growth in China, which was offset by declines in Japan.

In 2017, TA sales increased 14% in Asia, 11% in Europe and 5% in the Americas. TA achieved double-digit sales growth in Asia, with the exception of Japan, where a 5% sales growth included a 2% negative impact of foreign currency translation. TA sales in the U.S. in 2017 increased 8%, while sales in the rest of the Americas declined after strong sales in the prior year.

Cost of Sales

The increases in cost of sales for both 2018 and 2017 were consistent with the increase in sales volumes. The effect of foreign currency translation had a minimal impact on cost of sales in both 2018 and 2017.

Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects that the impact of foreign currency translation may decrease sales and gross profit during 2019.

Selling and Administrative Expenses

Selling and administrative expenses decreased 1% in 2018 and increased 6% in 2017. The decrease in 2018 was primarily due to the impact of $13 million of severance costs incurred in 2017 in connection with the closure of a facility in Germany and an early retirement transition incentive program. The effect of foreign currency translation increased selling and administrative expenses by 3% in 2017 and had a minimal impact in 2018. In addition, selling and administrative expenses in both 2018 and 2017 were impacted by headcount additions and higher merit compensation costs, as well as $1 million and $4 million, respectively, of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

As a percentage of net sales, selling and administrative expenses were 22.2%, 23.6% and 23.6% for 2018, 2017 and 2016, respectively.

Research and Development Expenses

Research and development expenses increased 8% and 6% in 2018 and 2017, respectively. Research and development expenses in both 2018 and 2017 were impacted by additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. In addition, the effect of foreign currency translation reduced research and development expenses by 4% in 2017, primarily due to the weakening of the British pound on the Company’s U.K.-based research and development expenses. Foreign currency translation had a minimal impact on research and development costs in 2018.

Litigation Settlement

In the second quarter of 2017, the Company incurred an $11 million litigation provision related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million.

Acquired In-Process Research and Development

During 2017, the Company incurred charges of $5 million for acquired in-process research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales. These future payments may be significant and occur over multiple years.

Interest Expense, Net

The decrease in net interest expense in 2018 was primarily attributable to the Company using cash, cash equivalents and investment balances recently repatriated into the U.S. to reduce its debt by $850 million during the 2018, as well as higher yields on investments. The Company is currently planning to increase its outstanding debt balances in the future and, as a result, the Company is expecting its net interest expense to increase by an estimated $25 million in 2019 at current interest rates.

In 2018, the Company entered into three-year U.S.-to-Euro interest rate cross-currency swap agreements with a notional value of $300 million that hedges the Company’s net investment in its Euro denominated net assets. The difference between the interest rate received and paid under the interest rate cross-currency swap agreement is recorded as interest income. During 2018, the Company recorded $3 million of interest income related to these agreements. This interest rate cross-currency swap agreement is estimated to generate $9 million of interest income annually over a three-year period.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2018. The Company has a contractual tax rate in Singapore of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income in 2018, 2017 and 2016 by $28 million, $25 million and $23 million, respectively, and increased the Company’s net income per diluted share by $0.36, $0.31 and $0.29, respectively.

The Company’s effective tax rates were 13.0%, 96.8% and 13.1% in 2018, 2017 and 2016, respectively, and were impacted by the following:

•

In December 2017, the U.S. enacted legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). For the year ended December 31, 2017 the Company accrued a $550 million tax provision related to the 2017 Tax Act. The $550 million expense consisted of $490 million related to the federal transition tax, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the Company’s deferred tax assets and liabilities at the new federal tax rate of 21%. This provision reduced net income per diluted share by $6.82 in 2017, and the Company’s effective tax rate was 11.0% excluding this $550 million provision.

•

During 2018, the Internal Revenue Service issued proposed regulations on the federal transition tax and various other aspects of the Tax Reform law. The Company finalized its analysis of the transition tax and related liabilities, including uncertain tax positions, in the fourth quarter of 2018 pursuant to U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118. As a result of the new guidance issued and additional work to complete the calculation of its federal transition tax, the Company reduced its provisional accrual for federal, state and foreign taxes by net $24 million during 2018. In addition, the Company also assessed its uncertain tax positions related to these taxes and accrued income tax reserves of $18 million during 2018. The net favorable impact to the 2018 provision for income taxes is $6 million.

•

The provision for income taxes for 2018 includes a $7 million expense related to the 2017 Tax Act. This additional tax results from the change in foreign currency exchange rates on the earnings taxed on December 31, 2017 under 2017 Tax Act as compared with the foreign currency exchange rates on the date of distribution of assets into the U.S. We do not expect this expense to recur in future periods.

•

The 2018 effective income tax rate of 13.0% was impacted by the reduction in the U.S. federal income tax rate from 35% to 21% as a result of the 2017 Tax Act, which decreased the Company’s effective tax rate by 2.0 percentage points as compared to 2017. The 2017 Tax act also added a new Global Intangible Low-Taxed Income (GILTI) tax, which increased the Company’s 2018 effective tax rate by approximately 2.0 percentage points.

•

After the completion of the Company’s review of its capital allocation strategy in the fourth quarter of 2018, the Company determined that it will provide income taxes on all future foreign earnings from 2018 forward. As a result, this change added 0.6 percentage points to the 2018 effective tax rate as compared to 2017.

•

In addition, the reduction in the U.S. federal income tax rate from 35% to 21% as a result of the 2017 Tax Act also reduced the 2018 tax benefit on stock compensation. The Company recorded a tax benefit on stock-based compensation in 2018 and 2017 that decreased income tax expense by $9 million and $20 million, respectively, and added $0.11 and $0.24 to net income per diluted share, respectively.

•

The difference between the 2017 and 2016 effective tax rates can be attributed primarily to the 2016 provision for income taxes including a $3 million tax benefit (0.7 percentage points) related to the release of a valuation allowance on certain net operating loss carryforwards.

The remaining differences between effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

The Company’s effective tax rate is influenced by many significant factors, including, but not limited to, the wide range of income tax rates in jurisdictions in which the Company operates; sales volumes and profit levels in each tax jurisdiction; changes in tax laws, tax rates and policies; the outcome of various ongoing tax audit examinations; and the impact of foreign currency transactions and translation. In addition, upon completion of the Company’s review of its capital allocation strategy in the fourth quarter of 2018, the Company has determined that it will provide income taxes on all future foreign earnings. The Company estimates that this will increase the Company’s effective income tax rate by approximately one percentage point in the future. However, the Company will continue to be permanently reinvested in relation to the cumulative historical outside basis difference that is not related to earnings. As a result of variability in these factors, the Company’s effective tax rates in the future may not be similar to the effective tax rates for the current or prior years, or for previously forecasted periods.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$593,794	$20,311	$521,503
Depreciation and amortization	108,408	106,002	96,449
Stock-based compensation	37,541	39,436	40,998
Deferred income taxes	2,405	45,510	1,204
Excess tax benefit related to stock option plans	—	—	13,844
Gain on sale of assets	—	—	(1,500)
In-process research and development and other non-cash charges	—	5,000	—
Change in accounts receivable	(47,921)	(24,013)	(31,721)
Change in inventories	(25,396)	731	(20,147)
Change in accounts payable and other current liabilities	(81,663)	3,175	6,842
Change in deferred revenue and customer advances	2,721	10,386	9,974
Effect of the 2017 Tax Act	(6,059)	530,383	—
Other changes	20,616	(39,281)	5,474

Net cash provided by operating activities	604,446	697,640	642,920
Net cash provided by (used in) investing activities	1,683,302	(535,752)	(487,918)
Net cash used in financing activities	(2,119,522)	(63,869)	(115,701)
Effect of exchange rate changes on cash and cash equivalents	(14,265)	38,669	(21,335)

Increase in cash and cash equivalents	$153,961	$136,688	$17,966

Cash Flow from Operating Activities

Net cash provided by operating activities was $604 million, $698 million and $643 million in 2018, 2017 and 2016, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 74 days at December 31, 2018 and 71 days at both December 31, 2017 and 2016.

•	The changes in inventory were primarily attributable to anticipated annual increases in sales volumes, as well as new product launches.

•

The changes in accounts payable and other current liabilities were the result of timing of payments to vendors. In addition, the change in 2018 included $103 million of income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability and 2018 estimated income tax payments and a $15 million litigation settlement payment.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•

Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets, other liabilities, and income tax expenses related to the 2017 Tax Act. In addition, the Company made $11 million of contributions to certain defined benefit pension plans.

In addition, as a result of the adoption of a new accounting standard related to stock-based compensation, the Company reclassified $14 million of excess tax benefits related to stock-based compensation in 2016 from cash flows from financing activities to cash flows from operating activities.

Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities totaled $1,683 million in 2018, while net cash used in investing activities totaled $536 million and $488 million in 2017 and 2016, respectively. Additions to fixed assets and capitalized software were $96 million, $85 million and $95 million in 2018, 2017 and 2016, respectively. In February 2018, the Company’s Board of Directors approved expanding its chemistry synthesis operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash, investments and debt capacity.

During 2018, 2017 and 2016, the Company purchased $1.0 billion, $3.0 billion and $2.4 billion of investments, respectively, while $2.8 billion, $2.5 billion and $2.0 billion of investments matured, respectively. Most of the proceeds received in 2018 were repatriated into the U.S. at lower income tax rates as a result of the 2017 Tax Act and used to reduce the Company’s debt by $850 million and fund the Company’s share repurchase program.

Asset and business acquisitions, net of cash acquired, were $31 million and $6 million during 2018 and 2016, respectively. There were no business acquisitions in 2017. During 2018, the Company made $8 million of investments in unaffiliated companies. During 2017, the Company made a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. During 2017, the Company made payments of $5 million to acquire and license intellectual property relating to mass spectrometry technologies yet to be commercialized. In 2016, the Company sold an equity investment for $4 million.

Cash Used in Financing Activities

In November 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”), which provides for a $1.5 billion revolving facility and a $300 million term loan. The revolving facility and term loan both mature on November 30, 2022 and require no scheduled prepayments before that date.

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

During 2018, the Company’s net debt borrowings decreased by $850 million, using cash repatriated under the 2017 Tax Act. During 2017 and 2016, the Company’s net debt borrowings increased $170 million and $160 million, respectively. As of December 31, 2018, the Company had a total of $1.1 billion in outstanding debt, which consisted of $560 million in outstanding senior unsecured notes, $300 million borrowed under a term loan and $290 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the 2017 Credit Agreement. As of December 31, 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,208 million after outstanding letters of credit. As of December 31, 2018, the Company was in compliance with all debt covenants.

During 2018, the Company entered into $300 million of U.S.-to-Euro interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $9 million annually over the three-year term of the agreements.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available under the April 2018 authorization of $3 billion. During 2018, 2017 and 2016, the Company repurchased 6.8 million, 1.8 million and 2.3 million shares of the Company’s outstanding common stock at a cost of $1,306 million, $323 million and $318 million, respectively, under the April 2018 authorization and other previously announced programs. In addition, the Company repurchased $10 million, $10 million and $8 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company received $52 million, $98 million and $62 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2018, 2017 and 2016, respectively.

The Company had cash, cash equivalents and investments of $1,735 million as of December 31, 2018. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with

$471 million held by foreign subsidiaries at December 31, 2018, of which $251 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash, cash equivalents and investments to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash, cash equivalents and investments, and the use of the Company’s revolving credit facility.

Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. The Company has conducted a post-tax reform evaluation of its capital allocation strategy and the Company is currently planning to use its existing cash, cash equivalents and investments, cash flow from operations and its available debt capacity to repurchase up to $4 billion of the Company’s common stock over the next two years. The Company is currently planning to increase its outstanding debt balances to approximately 2.5 times the Company’s net debt-to-earnings before interest, taxes, depreciation and amortization ratio to fund a significant portion of these share repurchases. In addition, as of December 31, 2018, the Company has determined that it will provide income taxes on all future foreign earnings and reverse its historical assertion that its foreign earnings were permanently invested. However, the Company will continue to be permanently reinvested in relation to the cumulative historical outside basis difference that is not related to the unremitted earnings. There have been no other significant changes to the Company’s financial position.

Contractual Obligations and Commercial Commitments

The following is a summary of the Company’s known contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Year (1)
	Total	2019	2020	2021	2022	2023	2024	After 2024
Notes payable and debt	$178	$178	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	86,418	21,214	16,630	12,942	10,829	9,851	7,384	7,568
Long-term debt (2)	1,150,000	—	100,000	150,000	590,000	50,000	100,000	160,000
2017 Tax Act liability	432,877	29,109	38,454	38,454	38,454	72,101	96,135	120,170
Operating leases	102,958	28,417	23,424	16,032	11,816	6,601	5,285	11,383

Total	$1,772,431	$78,918	$178,508	$217,428	$651,099	$138,553	$208,804	$299,121

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.
2)

The interest rates applicable to the 2017 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate or EURIBO rate for Euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for LIBO rate or EURIBO rate loans. The facility fee on the 2017 Credit Agreement ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The 2017 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2017 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2018, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2018 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2019	2020	2021	2022	2023	2024	After 2024
Letters of credit	$1,572	$1,572	$—	$—	$—	$—	$—	$—

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum or annuity payments. During fiscal year 2019, the Company expects to contribute approximately $3 million to $6 million to the Company’s defined benefit plans.

The Company has contingent consideration for an earnout pertaining to its July 2014 acquisition of the net assets of Medimass Research, Development and Service Kft. (“Medimass”). The earnout payments are not included above since they are dependent upon many factors that cannot be predicted with any certainty. The estimated fair value of the contingent consideration as of December 31, 2018 is $2 million.

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2018 are immaterial. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $7 million, as well as royalties on future net sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table above.

The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. If all of the Company’s unrecognized tax benefits accrued as of December 31, 2018 were to become recognizable in the future, the Company would record a total reduction of approximately $26 million in its income tax provision.

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

As of December 31, 2018, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

Revenue Recognition

The Company adopted new accounting guidance regarding the recognition of revenue from contracts with customers as of January 1, 2018 and applied the modified-retrospective method. The Company elected the practical expedient and only evaluated the contracts that were considered incomplete as of January 1, 2018 when quantifying the cumulative effect adjustment under the modified retrospective method. Ultimately, the Company determined that there was not a significant change in the timing or pattern of revenue recognition for the Company’s products and services. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows and, as such, did not require any adjustments to information reported in the prior year. The revenue recognition policies described below were effective as of January 1, 2018.

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

The Company recognizes revenue on product sales at the time control of the product transfers to the customer. In substantially all of the Company’s arrangements, title of the product transfers at shipping point and, as a result, the Company determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the products arrive at the customer site. All incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of sales. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. In more rare situations, the Company has revenue associated with products that contain specific customer acceptance criteria and the related revenue is not recognized before the customer acceptance criteria are satisfied. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions and collected by the Company from a customer.

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

The Company’s deferred revenue liabilities at December 31, 2018 was $204 million on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2018 was $568 million, net of allowances for doubtful accounts of $8 million.

The Company values all of its inventories at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2018 was recorded at its net realizable value of $292 million, which is net of write-downs of $23 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $247 million, $343 million and $356 million, respectively, as of December 31, 2018.

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

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its income taxes, taking into account the amount, timing and character of taxable income, tax deductions and credits and assessing changes in tax laws, regulations, agreements and treaties. Differing treatment of items for tax and accounting purposes, such as depreciation, amortization and inventory reserves, result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, such changes could materially impact the Company’s financial position and results of operations.

The accounting standards for income taxes require that a company continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets depending on whether it is more likely than not that the actual benefit of those assets will be realized in future periods.

Uncertain Tax Positions

The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2018, the Company had unrecognized tax benefits of $27 million.

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

Currently, the Company has determined that it is more likely than not to realize the contractual tax rate in Singapore of 0% and has not recognized an uncertain tax position in its balance sheet related to the achievement of the contractual milestones in Singapore. However, these milestones can be significantly influenced by the business climate in Singapore and the Company’s overall financial performance and, in the event that the Company determines that the milestone targets are not expected to be met, the Company would no longer be able to record a tax benefit at a 0% contractual tax rate on income earned in Singapore from and after the April 1, 2016 start date of the contract period. At such time, the Company would record an income tax charge on the affected Singapore income earned back to April 1, 2016 at the Singapore statutory tax rate(s) (currently 17%), with a corresponding income tax liability recorded on the balance sheet. For the year ended 2018, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income and net income per diluted share by $28 million and $0.36, respectively.

Warranty

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2018, the Company’s warranty liability was $12 million.

Litigation

As described in Part I, Item 3, Legal Proceedings, of this Form 10-K, the Company is a party to various pending litigation matters. With respect to each pending claim, management determines whether it can reasonably estimate whether a loss is probable and, if so, the probable range of that loss. If and when management has determined, with respect to a particular claim, both that a loss is probable and that it can reasonably estimate the range of that loss, the Company records a charge equal to either its best estimate of that loss or the lowest amount in that probable range of loss. The Company will disclose additional exposures when the range of loss is subject to considerable uncertainty.

Pension and Other Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 4.35% for its U.S. benefit plans and 2.75% for its non-U.S. benefit plans.

At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company utilized Milliman’s Bond Matching model to determine the discount rate for its U.S. benefit plans. The Company determined the discount rate for its non-U.S. benefit plans based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2018 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2018, the Company determined the weighted-average discount rate to be 4.40% for the U.S. benefit plans and 1.95% for the non-U.S. benefits plans.

A one-quarter percentage point increase in the assumed long-term rate of return would decrease the Company’s net periodic benefit cost by less than $1 million. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost by less than $1 million.

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

As of December 31, 2018, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$42	3.5
Restricted stock units	34	3.2
Performance stock units	14	2.3
Restricted stock	—	—

Total	$90	3.2

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

Contingent Consideration

In addition to the initial cash consideration paid to acquire Medimass, the Company is obligated to make additional earnout payments based on a royalty due on future sales of products containing the REIMS technology. In accordance with the accounting standards for business combinations, the Company determines the fair value of the liability for contingent consideration at each reporting date using a probability-weighted discounted cash flow model. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including estimated future results and a discount rate reflective of the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, total future undiscounted contingent consideration payments were estimated to be $2 million as of December 31, 2018, based on the Company’s best estimate, as the earnout is based on future sales of certain products through 2034.

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

The Company’s principal strategies in managing exposures to changes in foreign currency exchange rates are to (1) naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign currency exchange rates are typically offset by corresponding changes in assets and (2) mitigate foreign exchange risk exposure of international operations by hedging the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. The Company presents the derivative transactions in financing activities in the statement of cash flows.

Foreign Currency Exchange Contracts

The Company does not specifically enter into any derivatives that hedge foreign-currency-denominated operating assets, liabilities or commitments on its balance sheet, other than a portion of certain third-party accounts receivable and accounts payable, and the Company’s net worldwide intercompany receivables and payables, which are eliminated in consolidation. The Company periodically aggregates these net worldwide balances by currency and then enters into foreign currency exchange contracts that mature within 90 days to hedge a portion of the remaining balance to minimize some of the Company’s currency price risk exposure. The foreign currency exchange contracts are not designated for hedge accounting treatment. Principal hedged currencies include the Euro, Japanese yen, British pound, Mexican peso and Brazilian real.

Interest Rate Cross-Currency Swap Agreements

In 2018, the Company entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $300 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2018		December 31, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$112,212	$503	$110,759	$566
Other current liabilities	$40,175	$224	$37,104	$182
Interest rate cross-currency swap agreements:
Other assets	$300,000	$1,093	$—	$—
Accumulated other comprehensive income		$(1,093)		$—

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2018	2017	2016
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(6,684)	$3,894	$(10,401)
Unrealized (losses) gains on open contracts	Cost of sales	(105)	1,054	(883)

Cumulative net pre-tax (losses) gains	Cost of sales	$(6,789)	$4,948	$(11,284)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,713	$—	$—
Unrealized gains on open contracts	Stockholders’ equity	$1,093	$—	$—

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2018 would decrease pre-tax earnings by approximately $15 million. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2018 would increase by approximately $30 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity. The related impact on interest income would not have a material effect on pre-tax earnings.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2018, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2018, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2018 and 2017, $471 million out of $1,735 million and $3,326 million out of $3,394 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $251 million out of $1,735 million and $304 million out of $3,394 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company has no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2018 would decrease by approximately $25 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Waters Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payment transactions in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2019

We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$796,280	$642,319
Investments	938,944	2,751,382
Accounts receivable, net	568,316	533,825
Inventories	291,569	270,294
Other current assets	68,054	72,314

Total current assets	2,663,163	4,270,134
Property, plant and equipment, net	343,083	349,278
Intangible assets, net	246,902	228,395
Goodwill	355,614	359,819
Other assets	118,664	116,728

Total assets	$3,727,426	$5,324,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$178	$100,273
Accounts payable	68,168	64,537
Accrued employee compensation	64,545	69,024
Deferred revenue and customer advances	164,965	166,840
Accrued income taxes	22,943	73,008
Accrued warranty	12,300	13,026
Other current liabilities	115,832	119,449

Total current liabilities	448,931	606,157
Long-term liabilities:
Long-term debt	1,148,172	1,897,501
Long-term portion of retirement benefits	55,853	67,334
Long-term income tax liabilities	430,866	456,949
Other long-term liabilities	76,346	62,625

Total long-term liabilities	1,711,237	2,484,409

Total liabilities	2,160,168	3,090,566
Commitments and contingencies (Notes 6, 9, 10, 11, 12 and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 160,472 and 159,845 shares issued, 73,115 and 79,337 shares outstanding at December 31, 2018 and December 31, 2017, respectively	1,605	1,598
Additional paid-in capital	1,834,741	1,745,088
Retained earnings	5,995,205	5,405,380
Treasury stock, at cost, 87,357 and 80,509 shares at December 31, 2018 and December 31, 2017, respectively	(6,146,322)	(4,808,211)
Accumulated other comprehensive loss	(117,971)	(110,067)

Total stockholders’ equity	1,567,258	2,233,788

Total liabilities and stockholders’ equity	$3,727,426	$5,324,354

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenues:
Product sales	$1,604,993	$1,552,349	$1,460,296
Service sales	814,936	756,729	707,127

Total net sales	2,419,929	2,309,078	2,167,423
Costs and operating expenses:
Cost of product sales	656,275	623,214	595,796
Cost of service sales	336,289	323,853	295,657
Selling and administrative expenses	536,902	544,363	512,331
Research and development expenses	143,403	132,593	125,187
Purchased intangibles amortization	7,712	6,743	9,889
Litigation (settlement) provision (Note 11)	(426)	11,114	3,524
Acquired in-process research and development (Note 2)	—	5,000	—

Total costs and operating expenses	1,680,155	1,646,880	1,542,384

Operating income	739,774	662,198	625,039
Other expense	(47,794)	(340)	(700)
Interest expense	(48,641)	(56,839)	(44,911)
Interest income	38,807	36,078	20,686

Income before income taxes	682,146	641,097	600,114
Provision for income taxes	88,352	620,786	78,611

Net income	$593,794	$20,311	$521,503

Net income per basic common share	$7.71	$0.25	$6.46
Weighted-average number of basic common shares	76,992	79,793	80,786
Net income per diluted common share	$7.65	$0.25	$6.41
Weighted-average number of diluted common shares and equivalents	77,618	80,604	81,417

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$593,794	$20,311	$521,503
Other comprehensive (loss) income:
Foreign currency translation	(36,279)	101,148	(66,996)
Unrealized gains (losses) on investments before income taxes	698	(1,794)	279
Income tax benefit	443	68	111

Unrealized gains (losses) on investments, net of tax	1,141	(1,726)	390
Retirement liability adjustment before reclassifications	(6,722)	7,832	(6,783)
Amounts reclassified to other expense	48,792	3,948	3,263

Retirement liability adjustment before income taxes	42,070	11,780	(3,520)
Income tax (expense) benefit	(14,836)	(4,989)	572

Retirement liability adjustment, net of tax	27,234	6,791	(2,948)
Other comprehensive (loss) income	(7,904)	106,213	(69,554)

Comprehensive income	$585,890	$126,524	$451,949

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$593,794	$20,311	$521,503
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	37,541	39,436	40,998
Deferred income taxes	2,405	45,510	1,204
Depreciation	57,952	61,450	51,684
Amortization of intangibles	50,456	44,552	44,765
Excess tax benefit related to stock option plans	—	—	13,844
Gain on sale of assets	—	—	(1,500)
In-process research and development and other non-cash charges	—	5,000	—
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(47,921)	(24,013)	(31,721)
(Increase) decrease in inventories	(25,396)	731	(20,147)
Increase in other current assets	(12,446)	(16,323)	(2,436)
Decrease (increase) in other assets	6,047	(24,098)	(1,076)
(Decrease) increase in accounts payable and other current liabilities	(81,663)	3,175	6,842
Increase in deferred revenue and customer advances	2,721	10,386	9,974
Enactment of the 2017 Tax Act	(6,059)	530,383	—
Increase in other liabilities	(27,015)	1,140	8,986

Net cash provided by operating activities	604,446	697,640	642,920
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(96,079)	(85,473)	(94,967)
Asset and business acquisitions, net of cash acquired	(31,486)	—	(5,609)
Investment in unaffiliated company	(7,615)	(7,000)	—
Payments for intellectual property licenses	—	(5,000)	—
Purchases of investments	(1,006,080)	(2,960,379)	(2,396,032)
Maturities and sales of investments	2,824,562	2,522,100	2,004,690
Proceeds from sale of assets	—	—	4,000

Net cash provided by (used in) investing activities	1,683,302	(535,752)	(487,918)
Cash flows from financing activities:
Proceeds from debt issuances	274	1,480,190	485,298
Payments on debt	(850,435)	(1,310,214)	(325,323)
Payments of debt issuance costs	—	(2,984)	(1,705)
Proceeds from stock plans	52,429	97,789	62,189
Purchases of treasury shares	(1,315,106)	(332,544)	(325,759)
(Payments for) proceeds from derivative contracts	(6,684)	3,894	(10,401)

Net cash used in financing activities	(2,119,522)	(63,869)	(115,701)
Effect of exchange rate changes on cash and cash equivalents	(14,265)	38,669	(21,335)

Increase in cash and cash equivalents	153,961	136,688	17,966
Cash and cash equivalents at beginning of period	642,319	505,631	487,665

Cash and cash equivalents at end of period	$796,280	$642,319	$505,631

Supplemental cash flow information:
Income taxes paid	$159,397	$70,583	$50,007
Interest paid	$50,798	$56,503	$43,595

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2015	157,677	$1,577	$1,490,342	$4,863,566	$(4,149,908)	$(146,726)	$2,058,851
Net income	—	—	—	521,503	—	—	521,503
Other comprehensive loss	—	—	—	—	—	(69,554)	(69,554)
Issuance of common stock for employees:
Employee Stock Purchase Plan	53	1	6,277	—	—	—	6,278
Stock options exercised	730	7	55,904	—	—	—	55,911
Tax benefit related to stock option plans	—	—	13,844	—	—	—	13,844
Treasury stock	—	—	—	—	(325,759)	—	(325,759)
Stock-based compensation	174	1	40,874	—	—	—	40,875

Balance December 31, 2016	158,634	$1,586	$1,607,241	$5,385,069	$(4,475,667)	$(216,280)	$2,301,949

Net income	—	—	—	20,311	—	—	20,311
Other comprehensive income	—	—	—	—	—	106,213	106,213
Issuance of common stock for employees:
Employee Stock Purchase Plan	50	1	6,874	—	—	—	6,875
Stock options exercised	972	10	90,904	—	—	—	90,914
Treasury stock	—	—	—	—	(332,544)	—	(332,544)
Stock-based compensation	189	1	40,069	—	—	—	40,070

Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788

Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	593,794	—	—	593,794
Other comprehensive loss	—	—	—	—	—	(7,904)	(7,904)
Issuance of common stock for employees:
Employee Stock Purchase Plan	45	—	7,874	—	—	—	7,874
Stock options exercised	438	5	44,550	—	—	—	44,555
Treasury stock	—	—	—	—	(1,338,111)	—	(1,338,111)
Stock-based compensation	144	2	37,229	—	—	—	37,231

Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Description of Business and Organization

Waters Corporation (the “Company,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. The Company has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLCTM” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS technology, principally in conjunction with chromatography, is employed in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TATM product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.

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

The Company’s net sales derived from operations outside the United States were 72%, 71% and 69% in 2018, 2017 and 2016, respectively. Gains and losses from foreign currency transactions are included in net income in the consolidated statements of operations. In 2018, 2017 and 2016, foreign currency transactions resulted in net losses of $3 million, $1 million and $4 million, respectively.

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

Investments are classified as available-for-sale in accordance with the accounting standards for investments in debt securities. All debt securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, records a loss as a charge to the statement of operations. The Company classifies its investments exclusive of those categorized as cash equivalents.

The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2018 and 2017, $471 million out of $1,735 million and $3,326 million out of $3,394 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $251 million out of $1,735 million and $304 million out of $3,394 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period
Allowance for Doubtful Accounts
December 31, 2018	$6,109	$6,333	$(4,779)	$7,663
December 31, 2017	$5,141	$3,752	$(2,784)	$6,109
December 31, 2016	$4,617	$2,399	$(1,875)	$5,141

Concentration of Credit Risk

The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 56% in each of the years 2018, 2017 and 2016. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2018, 2017 or 2016. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.

Inventory

The Company values all of its inventories at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”).

Income Taxes

Deferred income taxes are recognized for temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Appropriate long-term liabilities have also been recorded to recognize uncertain tax positions.

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

Asset Impairments

The Company reviews its long-lived assets for impairment in accordance with the accounting standards for property, plant and equipment. Whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the recoverability of the carrying value of the asset based on the expected future cash flows, relying on a number of factors, including, but not limited to, operating results, business plans, economic projections and anticipated future cash flows. If the asset is deemed not recoverable, it is written down to fair value and the impairment is recorded in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company performs an annual goodwill impairment assessment for its reporting units as of January 1 each year. The goodwill and other intangible assets accounting standards define a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. For goodwill impairment review purposes, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has two reporting units: Waters™ and TA™. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.

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

Software Development Costs

The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $34 million and $35 million of direct expenses that were related to the development of software in 2018 and 2017, respectively. Net capitalized software included in intangible assets totaled $147 million and $153 million at December 31, 2018 and 2017, respectively. See Note 8, “Goodwill and Other Intangibles”.

The Company capitalizes internal software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $2 million and $3 million at December 31, 2018 and 2017, respectively.

Other Investments

The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have the ability to exercise significant influence, using the accounting standards for investments in equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and carries them at the lower of cost or estimated net realizable value. For investments in which the Company owns or controls between twenty and forty-nine percent of the voting shares, or over which it has the ability to exercise significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented.

During the year ended December 31, 2018, the Company made $8 million of investments in unaffiliated companies. During the year ended December 31, 2017, the Company made a $7 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. During the year ended December 31, 2016, the Company sold an equity investment that was accounted for using the equity method of accounting and was included in other assets in the consolidated balance sheet for $4 million in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2018 and 2017. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Total at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$164,315	$—	$164,315	$—
Foreign government securities	3,463	—	3,463	—
Corporate debt securities	723,059	—	723,059	—
Time deposits	108,638	—	108,638	—
Waters 401(k) Restoration Plan assets	33,104	33,104	—	—
Foreign currency exchange contracts	503	—	503	—
Interest rate cross-currency swap agreements	1,093	—	1,093	—

Total	$1,034,175	$33,104	$1,001,071	$—

Liabilities:
Contingent consideration	$2,476	$—	$—	$2,476
Foreign currency exchange contracts	224	—	224	—

Total	$2,700	$—	$224	$2,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Total at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$591,988	$—	$591,988	$—
Foreign government securities	6,952	—	6,952	—
Corporate debt securities	1,975,160	—	1,975,160	—
Time deposits	371,511	—	371,511	—
Equity securities	147	—	147	—
Waters 401(k) Restoration Plan assets	35,645	35,645	—	—
Foreign currency exchange contracts	566	—	566	—

Total	$2,981,969	$35,645	$2,946,324	$—

Liabilities:
Contingent consideration	$3,247	$—	$—	$3,247
Foreign currency exchange contracts	182	—	182	—

Total	$3,429	$—	$182	$3,247

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

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is no contractual limit, the fair value of future contingent consideration payments was estimated to be $2 million and $3 million at December 31, 2018 and 2017, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.

Fair Value of Other Financial Instruments

The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $510 million and $610 million at December 31, 2018 and 2017, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $502 million and $608 million at December 31, 2018 and 2017, respectively, using Level 2 inputs.

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

The Company’s principal strategies in managing exposures to changes in foreign currency exchange rates are to (1) naturally hedge the foreign-currency-denominated liabilities on the Company’s balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in foreign currency exchange rates are typically offset by corresponding changes in assets and (2) mitigate foreign exchange risk exposure of international operations by hedging the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. The Company presents the derivative transactions in financing activities in the statement of cash flows.

Foreign Currency Exchange Contracts

The Company does not specifically enter into any derivatives that hedge foreign-currency-denominated operating assets, liabilities or commitments on its balance sheet, other than a portion of certain third-party accounts receivable and accounts payable, and the Company’s net worldwide intercompany receivables and payables, which are eliminated in consolidation. The Company periodically aggregates its net worldwide balances by currency and then enters into foreign currency exchange contracts that mature within 90 days to hedge a portion of the remaining balance to minimize some of the Company’s currency price risk exposure. The foreign currency exchange contracts are not designated for hedge accounting treatment. Principal hedged currencies include the Euro, Japanese yen, British pound, Mexican peso and Brazilian real.

Interest Rate Cross-Currency Swap Agreements

In 2018, the Company entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $300 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2018		December 31, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$112,212	$503	$110,759	$566
Other current liabilities	$40,175	$224	$37,104	$182

Interest rate cross-currency swap agreements:
Other assets	$300,000	$1,093	$—	$—
Accumulated other comprehensive income		$(1,093)		$—

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2018	2017	2016
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(6,684)	$3,894	$(10,401)
Unrealized (losses) gains on open contracts	Cost of sales	(105)	1,054	(883)

Cumulative net pre-tax (losses) gains	Cost of sales	$(6,789)	$4,948	$(11,284)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,713	$—	$—
Unrealized gains on open contracts	Stockholders’ equity	$1,093	$—	$—

Stockholders’ Equity

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available under the April 2018 authorization of $3 billion. During 2018, 2017 and 2016, the Company repurchased 6.8 million, 1.8 million and 2.3 million shares of the Company’s outstanding common stock at a cost of $1,329 million, $323 million and $318 million, respectively, under the April 2018 authorization and other previously announced programs. In addition, the Company repurchased $10 million, $10 million and $8 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2018, 2017 and 2016, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

In December 2018, the Company accrued $23 million as a result of treasury stock purchases that were unsettled as of December 31, 2018. These transactions were settled in January 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information, such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly.

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2018	$13,026	$5,033	$(5,759)	$12,300
December 31, 2017	$13,391	$8,746	$(9,111)	$13,026
December 31, 2016	$13,349	$9,755	$(9,713)	$13,391

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $7 million, $6 million and $11 million for 2018, 2017 and 2016, respectively.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred. During 2017, the Company incurred a $5 million charge for acquired in-process research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.

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

Retirement Plans

The Company sponsors various retirement plans, which are described in Note 16, “Retirement Plans”.

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

Subsequent Events

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. See discussion under the heading, “Stockholders’ Equity”, above.

In January 2019, the Company made organizational changes to better align our resources with our growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 1% of the Company’s employees. The Company currently estimates that it will incur approximately $15 million of severance and related costs during 2019.

In February 2019, certain defined terms related to the subsidiary guarantors were amended in the Company’s credit agreement and senior unsecured note agreements. In addition, the Company amended the senior unsecured note agreements to allow the Company to elect an increase in the permitted leverage ratio from 3.50:1 to 4.0:1, for a period of three consecutive quarters, for a material acquisition of $400 million or more. During the period of time where the leverage ratio exceeds 3.50:1, the interest payable on the senior unsecured notes shall increase by 0.50%. The debt covenants in the senior unsecured note agreements were also modified to address the change in accounting guidance for leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2016, accounting guidance was issued regarding intra-entity transfers of assets other than inventory. The new guidance eliminates the deferral of tax effects on intra-entity transfers other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this standard as of January 1, 2018 with a $4 million charge to beginning retained earnings in the consolidated balance sheet. Please see Note 10, “Income Taxes”, for additional information.

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

In March 2017, accounting guidance was issued regarding the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer disaggregate the service cost component from other components of net benefit cost, with service cost reported in the same line items as other compensation costs and the other components of net benefit costs presented outside income from operations. The Company adopted this standard as of January 1, 2018 and has reported the components of net periodic benefit cost other than the service cost component in other income on the consolidated statements of operations for all periods presented. Please see Note 16, “Retirement Plans”, for additional information.

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

Recently Issued Accounting Standards

In February 2016, accounting guidance was issued regarding the accounting for leases. This new comprehensive lease standard amends various aspects of existing accounting guidance for leases. The core principle of the new guidance will require lessees to present the assets and liabilities that arise from leases on their balance sheets. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company has adopted this standard using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The adoption of this standard will have a material effect on the Company’s balance sheet by recording a right-of-use lease asset and lease liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is estimated to be approximately $97 million; however, it will not have an overall material impact on the Company’s results of operations and cash flows.

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

In August 2018, accounting guidance was issued that modifies the disclosure requirements of fair value measurements. The amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosure and add disclosure requirement identified as relevant. This guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

In August 2018, accounting guidance was issued that modifies the disclosure requirements of retirement benefit plans. The amendments remove disclosures that are no longer considered cost beneficial, clarify the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific requirements of disclosure and add disclosure requirement identified as relevant. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

3    Revenue Recognition

The Company adopted new accounting guidance regarding the recognition of revenue from contracts with customers as of January 1, 2018 and applied the modified-retrospective method. The Company elected the practical expedient and only evaluated the contracts that were considered incomplete as of January 1, 2018 when quantifying the cumulative effect adjustment under the modified retrospective method. Ultimately, the Company determined that there was not a significant change in the timing or pattern of revenue recognition for the Company’s products and services. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows and, as such, did not require any adjustments to information reported in the prior year. The revenue recognition policies described below were effective as of January 1, 2018.

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

The Company recognizes revenue on product sales at the time control of the product transfers to the customer. In substantially all of the Company’s arrangements, title of the product transfers at shipping point and, as a result, the Company determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the products arrive at the customer site. All incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of sales. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. In more rare situations, the Company has revenue associated with products that contain specific customer acceptance criteria and the related revenue is not recognized before the customer acceptance criteria are satisfied. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions and collected by the Company from a customer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s deferred revenue liabilities on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the year ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Balance at the beginning of the period	$192,589	$173,780	$170,201
Recognition of revenue included in balance at beginning of the period	(159,258)	(143,589)	(140,688)
Revenue deferred during the period, net of revenue recognized	170,926	162,398	144,267

Balance at the end of the period	$204,257	$192,589	$173,780

As of December 31, 2018 and 2017, $39 million and $26 million of deferred revenue and customer advances were classified in other long-term liabilities, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

December 31, 2018
Deferred revenue and customer advances expected to be recognized:
In one year or less	$164,965
In 13-24 months	22,856
In 25 months and beyond	16,436

Total	$204,257

4    Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$164,619	$16	$(320)	$164,315
Foreign government securities	3,486	1	(24)	3,463
Corporate debt securities	725,778	41	(2,760)	723,059
Time deposits	108,638	—	—	108,638

Total	$1,002,521	$58	$(3,104)	$999,475

Amounts included in:
Cash equivalents	$60,532	$—	$(1)	$60,531
Investments	941,989	58	(3,103)	938,944

Total	$1,002,521	$58	$(3,104)	$999,475

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$593,599	$82	$(1,693)	$591,988
Foreign government securities	6,982	—	(30)	6,952
Corporate debt securities	1,977,329	897	(3,066)	1,975,160
Time deposits	371,515	—	(4)	371,511
Equity securities	77	70	—	147

Total	$2,949,502	$1,049	$(4,793)	$2,945,758

Amounts included in:
Cash equivalents	$194,377	$—	$(1)	$194,376
Investments	2,755,125	1,049	(4,792)	2,751,382

Total	$2,949,502	$1,049	$(4,793)	$2,945,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31,
	2018	2017
Due in one year or less	$797,649	$2,042,673
Due after one year through three years	201,826	902,938

Total	$999,475	$2,945,611

In 2018, net realized losses on sales of investments were $1 million. Realized gains and losses on sales of investments were not material in 2017 and 2016.

5    Inventories

Inventories are classified as follows (in thousands):

	December 31,
	2018	2017
Raw materials	$111,641	$99,033
Work in progress	15,552	15,324
Finished goods	164,376	155,937

Total inventories	$291,569	$270,294

During 2018, 2017 and 2016, the Company recorded inventory-related excess and obsolescence provisions of $8 million, $2 million and $9 million, respectively.

6    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Land and land improvements	$36,554	$37,525
Buildings and leasehold improvements	299,103	294,219
Production and other equipment	494,302	484,475
Construction in progress	41,909	22,140

Total property, plant and equipment	871,868	838,359
Less: accumulated depreciation and amortization	(528,785)	(489,081)

Property, plant and equipment, net	$343,083	$349,278

In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, and has spent $11 million on this facility through December 31, 2018.

During 2018, 2017 and 2016, the Company retired and disposed of approximately $9 million, $15 million and $15 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains on disposal were immaterial for the years ended December 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7    Acquisitions

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

In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The pro forma effect of the ongoing operations for Waters Corporation, the DESI imaging technology and Rubotherm, either individually or in the aggregate, as though these acquisitions had occurred at the beginning of the periods covered by this report was immaterial.

8    Goodwill and Other Intangibles

The carrying amount of goodwill was $356 million and $360 million at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the effect of foreign currency translation decreased goodwill by $4 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$454,307	$307,634	5 years	$438,652	$285,461	5 years
Purchased intangibles	201,566	144,184	11 years	169,870	138,750	11 years
Trademarks and IPR&D	13,677	—	—	13,923	—	—
Licenses	5,568	4,875	6 years	5,840	4,628	6 years
Patents and other intangibles	77,753	49,276	8 years	72,815	43,866	8 years

Total	$752,871	$505,969	7 years	$701,100	$472,705	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $23 million and $17 million, respectively, in the year ended December 31, 2018 due to the effects of foreign currency translation. Amortization expense for intangible assets was $50 million, $45 million and $45 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for intangible assets is estimated to be $51 million per year for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9    Debt

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

As of December 31, 2018 and 2017, the Company had a total of $560 million and $700 million of outstanding senior unsecured notes, respectively. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

In 2018, the Company entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $300 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had the following outstanding debt at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Foreign subsidiary lines of credit	$178	$273
Senior unsecured notes - Series D - 3.22%, due March 2018	—	100,000

Total notes payable and debt, current	178	100,273

Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series J - floating rate**, due May 2024	—	40,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreement	590,000	1,300,000
Unamortized debt issuance costs	(1,828)	(2,499)

Total long-term debt	1,148,172	1,897,501

Total debt	$1,148,350	$1,997,774

* Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
** Series J senior unsecured notes bore interest at a 3-month LIBOR for that floating rate interest period plus 1.45%.

As of December 31, 2018 and 2017, the Company had a total amount available to borrow under existing credit agreements of $1,208 million and $498 million, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.83% and 2.98% at December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $90 million and $91 million at December 31, 2018 and 2017, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.88% and 1.48% for December 31, 2018 and 2017, respectively.

Annual maturities of debt outstanding at December 31, 2018 are as follows (in thousands):

Total
2019	$178
2020	100,000
2021	150,000
2022	590,000
2023	50,000
Thereafter	260,000

Total	$1,150,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10    Income Taxes

Income tax data for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
The components of income from operations before income taxes are as follows:
Domestic	$57,822	$55,751	$35,154
Foreign	624,324	585,346	564,960

Total	$682,146	$641,097	$600,114

	Year Ended December 31,
	2018	2017	2016
The current and deferred components of the provision for income taxes on operations are as follows:
Current	$85,947	$575,276	$77,407
Deferred	2,405	45,510	1,204

Total	$88,352	$620,786	$78,611

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$24,021	$535,777	$19,693
State	(9,717)	26,561	3,090
Foreign	74,048	58,448	55,828

Total	$88,352	$620,786	$78,611

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal tax computed at U.S. statutory income tax rate	$143,251	$224,384	$210,040
Enactment of the 2017 Tax Act	(6,059)	550,000	—
Foreign currency exchange impact on distributed earnings	7,495	—	—
GILTI, net of foreign tax credits	13,727	—	—
Settlement of tax audits	—	706	345
State income tax, net of federal income tax benefit	2,910	1,289	2,008
Net effect of foreign operations	(66,092)	(134,117)	(133,518)
Effect of stock-based compensation	(9,089)	(19,566)	—
Other, net	2,209	(1,910)	(264)

Provision for income taxes	$88,352	$620,786	$78,611

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2018. The Company has a contractual tax rate in Singapore of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income during the years ended December 31, 2018, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2016 by $28 million, $25 million and $23 million, respectively, and increased the Company’s net income per diluted share by $0.36, $0.31 and $0.29, respectively.

The Company’s effective tax rates were 13.0%, 96.8% and 13.1% for the years ended December 31, 2018, 2017 and 2016, respectively, and were impacted by the following:

•

In December 2017, the U.S. enacted legislation informally referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). For the year ended December 31, 2017 the Company accrued a $550 million tax provision related to the 2017 Tax Act. The $550 million expense consisted of $490 million related to the federal transition tax, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the Company’s deferred tax assets and liabilities at the new federal tax rate of 21%. This provision reduced net income per diluted share by $6.82 in 2017, and the Company’s effective tax rate was 11.0% excluding this $550 million provision.

•

During 2018, the Internal Revenue Service issued proposed regulations on the federal transition tax and various other aspects of the Tax Reform law. The Company finalized its analysis of the transition tax and related liabilities, including uncertain tax positions, in the fourth quarter of 2018 pursuant to U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118. As a result of the new guidance issued and additional work to complete the calculation of its federal transition tax, the Company reduced its provisional accrual for federal, state and foreign taxes by net $24 million during 2018. In addition, the Company also assessed its uncertain tax positions related to these taxes and accrued income tax reserves of $18 million during 2018. The net favorable impact to the 2018 provision for income taxes is $6 million.

•

The provision for income taxes for 2018 includes a $7 million expense related to the 2017 Tax Act. This additional tax results from the change in foreign currency exchange rates on the earnings taxed on December 31, 2017 under 2017 Tax Act as compared with the foreign currency exchange rates on the date of distribution of assets into the U.S. We do not expect this expense to recur in future periods.

•

The 2018 effective income tax rate of 13.0% was impacted by the reduction in the U.S. federal income tax rate from 35% to 21% as a result of the 2017 Tax Act, which decreased the Company’s effective tax rate by 2.0 percentage points as compared to 2017. The 2017 Tax act also added a new Global Intangible Low-Taxed Income (GILTI) tax, which increased the Company’s 2018 effective tax rate by approximately 2.0 percentage points.

•

After the completion of the Company’s review of its capital allocation strategy in the fourth quarter of 2018, the Company determined that it will provide income taxes on all future foreign earnings from 2018 forward. As a result, this change added 0.6 percentage points to the 2018 effective tax rate as compared to 2017.

•

In addition, the reduction in the U.S. federal income tax rate from 35% to 21% as a result of the 2017 Tax Act also reduced the 2018 tax benefit on stock compensation. The Company recorded a tax benefit on stock-based compensation in 2018 and 2017 that decreased income tax expense by $9 million and $20 million, respectively, and added $0.11 and $0.24 to net income per diluted share, respectively.

•

The difference between the 2017 and 2016 effective tax rates can be attributed primarily to the 2016 provision for income taxes including a $3 million tax benefit (0.7 percentage points) related to the release of a valuation allowance on certain net operating loss carryforwards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses and credits	$63,052	$75,630
Depreciation	7,495	5,952
Amortization	3,633	—
Stock-based compensation	9,984	9,815
Deferred compensation	27,939	21,434
Revaluation of equity investments and licenses	3,148	3,465
Inventory	4,588	4,864
Accrued liabilities and reserves	7,213	8,230
Other	8,727	11,873

Total deferred tax assets	135,779	141,263
Valuation allowance	(53,893)	(62,098)

Deferred tax assets, net of valuation allowance	81,886	79,165
Deferred tax liabilities:
Capitalized software	(19,491)	(19,630)
Amortization	—	(3,394)
Indefinite-lived intangibles	(13,753)	(13,254)
Deferred tax liability on foreign earnings	(20,443)	(21,000)

Total deferred tax liabilities	(53,687)	(57,278)

Net deferred tax assets	$28,199	$21,887

The Company has gross foreign net operating losses of $240 million that do not expire under current laws. As of December 31, 2018, the Company has provided a deferred tax valuation allowance of $54 million, of which $51 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $12 million as of December 31, 2018, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.

As a result of the adoption of new accounting guidance related to stock-based compensation in 2017, the Company no longer records excess tax benefits related to stock-based compensation in equity. The income tax benefits associated with equity compensation expense recognized for tax purposes and credited to income tax expense were $9 million and $20 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2016, the income tax benefit recognized for tax purposes and credited to additional paid-in capital was $14 million.

The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s uncertain tax positions for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at the beginning of the period	$5,843	$9,964	$14,450
Net reductions for settlement of tax audits	—	(22)	(828)
Net reductions for lapse of statutes taken during the period	(436)	(5,178)	(4,998)
Net additions for tax positions taken during the prior period	17,651	—	—
Net additions for tax positions taken during the current period	3,050	1,079	1,340

Balance at the end of the period	$26,108	$5,843	$9,964

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

As of December 31, 2018, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

In addition, upon completion of the Company’s review of its capital allocation strategy in the fourth quarter of 2018, the Company has determined that it will provide income taxes on all future foreign earnings. However, the Company will continue to be permanently reinvested in relation to the cumulative historical outside basis difference that is not related to earnings. The determination of the unrecognized deferred tax liability on cumulative historical outside basis differences that are not related to earnings is not practicable.

The Company adopted new accounting guidance which eliminates the deferral of tax effects on intra-entity transfers other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this standard as of January 1, 2018 with a $4 million charge to beginning retained earnings in the consolidated balance sheet.

11    Litigation

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2017, the Company incurred $11 million of litigation provisions and related costs, primarily related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million. During the year ended December 31, 2016, the Company recorded $4 million of litigation provisions and related costs. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2018 and 2017.

12    Other Commitments and Contingencies

Lease agreements, expiring at various dates through 2031, cover buildings, office equipment and automobiles. Rental expense was $28 million, $27 million and $28 million for the years ended December 31, 2018, 2017 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016, respectively. Future minimum rents payable as of December 31, 2018 under non-cancelable leases with initial terms exceeding one year are as follows (in thousands):

2019	$28,417
2020	23,424
2021	16,032
2022	11,816
2023 and thereafter	23,269

Total	$102,958

The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2018 are immaterial for the years ended December 31, 2019 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $7 million, as well as royalties on future net sales.

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

13    Stock-Based Compensation

In May 2012, the Company’s shareholders approved the Company’s 2012 Equity Incentive Plan (“2012 Plan”). As of December 31, 2018, the 2012 Plan has 2.4 million shares available for grant in the form of incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2012 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2012 Plan is scheduled to terminate on May 9, 2022. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, and restricted stock units and performance stock units may be issued under the 2012 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2018, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.

In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2018, 1.4 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

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

The consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2018	2017	2016
Cost of sales	$2,212	$3,032	$2,738
Selling and administrative expenses	30,443	33,335	34,451
Research and development expenses	4,886	3,069	3,809

Total stock-based compensation	$37,541	$39,436	$40,998

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1 million, $4 million and $7 million, respectively, of stock compensation expense related to the modification of certain stock awards upon the retirement of senior executives.

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the year ended December 31, 2018, 2017 and 2016 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2018	2017	2016
Options issued in thousands	321	389	324
Risk-free interest rate	2.7%	2.2%	1.9%
Expected life in years	6	6	6
Expected volatility	25.3%	22.7%	24.7%
Expected dividends	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2018	2017	2016
Exercise price	$196.78	$170.24	$135.02
Fair value	$59.89	$45.73	$37.44

The following table summarizes stock option activity for the plans for the year ended December 31, 2018 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	2,039	$38.09	to	$194.26	$124.41
Granted	321	$188.26	to	$208.47	$196.78
Exercised	(433)	$38.09	to	$154.33	$102.92
Canceled	(137)	$98.21	to	$154.33	$125.93

Outstanding at December 31, 2018	1,790	$38.09	to	$208.47	$142.47

The following table details the options outstanding at December 31, 2018 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$38.09 to $123.55	575	$103.24	5.1	450	$99.53
$123.56 to $141.74	597	$133.21	7.4	290	$132.29
$141.75 to $208.47	618	$187.92	9.0	54	$182.46

Total	1,790	$142.47	7.2	794	$117.08

During 2018, 2017 and 2016, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $44 million, $76 million and $53 million, respectively. The total cash received from the exercise of these stock options was $45 million, $91 million and $56 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The aggregate intrinsic value of the outstanding stock options at December 31, 2018 was $86 million. Options exercisable at December 31, 2018, 2017 and 2016 were 0.8 million, 0.9 million and 1.3 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2018, 2017 and 2016 were $117.08, $103.63 and $92.26, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2018 was 5.8 years.

At December 31, 2018, the Company had 1.8 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $86 million, $142.18 and 7.1 years, respectively, at December 31, 2018.

As of December 31, 2018, there were $41 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

During the years ended December 31, 2018, 2017 and 2016, the Company granted five thousand, eight thousand and ten thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in 2018, 2017 and 2016 was $194.73, $130.35 and $113.88, respectively. The Company has recorded $1 million of compensation expense in each of the years ended December 31, 2018, 2017 and 2016 related to the restricted stock grants. As of December 31, 2018, the Company had five thousand unvested shares of restricted stock outstanding, which have been fully expensed.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2017	374	$124.81
Granted	91	$207.85
Vested	(139)	$115.75
Forfeited	(22)	$131.72

Unvested at December 31, 2018	304	$153.31

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2018, 2017 and 2016 on the restricted stock units expected to vest were $16 million, $17 million and $17 million, respectively. As of December 31, 2018, there were $32 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.2 years.

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

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other during the performance period. The relevant data used to determine the value of the performance stock units granted during the year ended December 31, 2018, 2017 and 2016 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2018	2017	2016
Performance stock units issued in thousands	40	40	27
Risk-free interest rate	2.4%	1.6%	1.4%
Expected life in years	3.0	3.0	3.0
Expected volatility	22.0%	20.9%	23.3%
Average volatility of peer companies	25.9%	25.6%	26.1%
Correlation Coefficient	35.9%	37.8%	38.6%
Expected dividends	—	—	—

The following table summarizes the unvested performance stock unit award activity for the year ended December 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2017	64	$196.29
Granted	40	$235.63
Forfeited	(4)	$188.45

Unvested at December 31, 2018	100	$212.34

The amount of compensation costs recognized for the years ended December 31, 2018 and 2017 on the performance stock units expected to vest were $5 million and less than $1 million, respectively. As of December 31, 2018, there were $14 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.3 years.

14    Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2018
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$593,794	76,992	$7.71
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	626	(0.06)

Net income per diluted common share	$593,794	77,618	$7.65

	Year Ended December 31, 2017
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$20,311	79,793	$0.25
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	811	—

Net income per diluted common share	$20,311	80,604	$0.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$521,503	80,786	$6.46
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	631	(0.05)

Net income per diluted common share	$521,503	81,417	$6.41

For the years ended December 31, 2018, 2017 and 2016, the Company had 0.1 million, 0.4 million and 0.9 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

15    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(69,418)	$(37,103)	$(3,546)	$(110,067)
Other comprehensive (loss) income, net of tax	(36,279)	27,234	1,141	(7,904)

Balance at December 31, 2018	$(105,697)	$(9,869)	$(2,405)	$(117,971)

16    Retirement Plans

U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax or post-tax basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2018, 2017 and 2016, the Company’s matching contributions amounted to $17 million, $16 million and $15 million, respectively.

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

In May 2018, the Company’s board of directors approved the termination of two defined benefit pension plans in the U.S. for which the pay credit accruals have been frozen, the Waters Retirement Plan and the Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”). In December 2018, the Company settled the Waters Retirement Plan obligation by making lump-sum cash payments and purchasing annuity contracts for participants to permanently extinguish the pension plan’s obligations. As a result, the Company recorded a $46 million charge to other expense, which consisted of a $6 million cash contribution to the plan and a $40 million non-cash charge related to the reversal of unrecognized actuarial losses recorded in accumulated other comprehensive income in the stockholders’ equity. The $46 million pre-tax charge reduced net income per diluted share by $0.39. The termination of the Waters Retirement Restoration Plan is expected to be completed in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company contributed $13 million, $12 million and $12 million in the years ended December 31, 2018, 2017 and 2016, respectively, to the non-U.S. plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of non-U.S. plans are consistent with local laws and regulations.

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

Summary data for the U.S. Pension Plans, U.S. Retiree Healthcare Plan and Non-U.S. Pension Plans are presented in the following tables, using the measurement dates of December 31, 2018 and 2017, respectively.

The reconciliation of the projected benefit obligations for the plans at December 31, 2018 and 2017 is as follows (in thousands):

	2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$168,064	$17,121	$96,378	$159,416	$14,921	$85,311
Service cost	568	566	5,368	450	546	5,082
Employee contributions	—	1,159	622	—	1,041	605
Interest cost	6,491	636	1,707	6,829	618	1,518
Actuarial losses (gains)	6,415	(621)	(2,274)	8,658	942	(2,590)
Benefits paid	(3,416)	(1,007)	(3,277)	(5,058)	(947)	(2,078)
Plan amendments	—	(130)	(44)	—	—	636
Plan settlements	(177,150)	—	(2,791)	(2,231)	—	(1,229)
Other plans	—	—	1,063	—	—	196
Currency impact	—	—	(3,030)	—	—	8,927

Projected benefit obligation, December 31	$972	$17,724	$93,722	$168,064	$17,121	$96,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligations for the plans at December 31, 2018 and 2017 are as follows (in thousands):

	2018				2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans
Accumulated benefit obligation	$972	*	*	$82,026	$168,064	*	*	$82,615

** Not applicable.

The reconciliation of the fair value of the plan assets at December 31, 2018 and 2017 is as follows (in thousands):

	2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$171,373	$11,125	$74,990	$144,665	$9,142	$65,548
Actual return on plan assets	2,555	(584)	1,070	27,729	1,542	390
Company contributions	6,625	387	10,778	6,162	347	4,733
Employee contributions	—	1,159	622	—	1,041	605
Plan settlements	(177,137)	—	—	(2,125)	—	(915)
Benefits paid	(3,416)	(1,007)	(3,277)	(5,058)	(947)	(2,078)
Other plans	—	—	—	—	—	(213)
Currency impact	—	—	(2,596)	—	—	6,920

Fair value of plan assets, December 31	$—	$11,080	$81,587	$171,373	$11,125	$74,990

The summary of the funded status for the plans at December 31, 2018 and 2017 is as follows (in thousands):

	2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$(972)	$(17,724)	$(93,722)	$(168,064)	$(17,121)	$(96,378)
Fair value of plan assets	—	11,080	81,587	171,373	11,125	74,990

Funded status	$(972)	$(6,644)	$(12,135)	$3,309	$(5,996)	$(21,388)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2018 and 2017 is as follows (in thousands):

	2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$3,284	$4,562	$—	$1,245
Current liabilities	(972)	(387)	(1)	(76)	(347)	—
Long-term liabilities	—	(6,257)	(15,418)	(1,177)	(5,649)	(22,633)

Net amount recognized at December 31	$(972)	$(6,644)	$(12,135)	$3,309	$(5,996)	$(21,388)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Non-U.S. Pension Plans, all of the plans where the projected benefit obligation is in excess of plan assets also have an accumulated benefit obligation that is in excess of plan assets. The summary of the Non-U.S. Pension Plans that have projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Projected benefit obligation	$60,359	$81,498
Accumulated benefit obligations	$56,029	$71,967
Fair value of plan assets	$44,940	$58,865

The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018			2017			2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$568	$566	$5,368	$450	$546	$5,082	$377	$473	$4,954
Interest cost	6,491	636	1,707	6,829	618	1,518	6,931	557	1,699
Expected return on plan assets	(6,833)	(706)	(1,974)	(10,298)	(587)	(1,688)	(9,635)	(519)	(1,596)
Settlement loss	45,157	—	—	155	—	232	—	—	—
Net amortization:
Prior service credit	—	(19)	(108)	—	—	(168)	—	—	(192)
Net actuarial loss	3,082	—	680	2,770	—	959	2,702	—	753

Net periodic pension cost (benefit)	$48,465	$477	$5,673	$(94)	$577	$5,935	$375	$511	$5,618

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018			2017			2016
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service credit (cost)	$—	$130	$44	$—	$—	$(636)	$—	$—	$—
Net (loss) gain arising during the year	(10,616)	(670)	4,088	8,879	13	1,609	(3,352)	(594)	(3,361)
Amortization:
Prior service credit	—	(19)	(35)	—	—	(168)	—	—	(192)
Net loss	48,239	—	680	2,925	—	1,191	2,702	—	753
Other Plans	—	—	(354)	—	—	—	—	—	(360)
Currency impact	—	—	583	—	—	(2,033)	—	—	884

Total recognized in other comprehensive (loss) income	$37,623	$(559)	$5,006	$11,804	$13	$(37)	$(650)	$(594)	$(2,276)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity for the plans at December 31, 2018 and 2017 is as follows (in thousands):

	2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial (loss) gain	$(59)	$(83)	$(13,987)	$(37,682)	$588	$(18,857)
Prior service credit	—	112	666	—	—	530

Total	$(59)	$29	$(13,321)	$(37,682)	$588	$(18,327)

The summary of the amounts included in accumulated other comprehensive loss expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2018 is as follows (in thousands):

	2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$—	$—	$(537)
Prior service credit	—	19	147

Total	$—	$19	$(390)

The plans’ investment asset mix is as follows at December 31, 2018 and 2017:

	2018		2017
	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Pension	Healthcare	Pension
	Plan	Plans	Plans	Plan	Plans
Equity securities	61%	7%	77%	65%	7%
Debt securities	39%	18%	23%	35%	16%
Cash and cash equivalents	0%	5%	0%	0%	8%
Insurance contracts and other	0%	70%	0%	0%	69%

Total	100%	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	65%	40% - 90%	5%
Debt securities	35%	10% - 60%	20%
Cash and cash equivalents	0%	0% - 20%	10%
Insurance contracts and other	0%	0% - 20%	65%

The asset allocation policy for the U.S. Retiree Healthcare Plan was developed in consideration of the following long-term investment objectives: achieving a return on assets consistent with the investment policy, achieving portfolio returns which compare favorably with those of other similar plans, professionally managed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolios and of appropriate market indexes and maintaining sufficient liquidity to meet the obligations of the plan. Within the equity portfolio of the U.S. Retiree Healthcare Plan, investments are diversified among market capitalization and investment strategy, and targets a 20% allocation of the equity portfolio to be invested in financial markets outside of the United States. The Company does not invest in its own stock within the U.S. Retiree Healthcare Plan’s assets.

Plan assets are measured at fair value using the following valuation techniques and inputs:

Level 1:	The fair value of these types of investments is based on market and observable sources from daily quoted prices on nationally recognized securities exchanges.

Level 2:	The fair value of these types of investments utilizes data points other than quoted prices in active markets that are observable either directly or indirectly.

Level 3:	These bank and insurance investment contracts are issued by well-known, highly-rated companies. The fair value disclosed represents the present value of future cash flows under the terms of the respective contracts. Significant assumptions used to determine the fair value of these contracts include the amount and timing of future cash flows and counterparty credit risk.

There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2018 and 2017.

The fair value of the Company’s retirement plan assets are as follows at December 31, 2018 (in thousands):

	Total at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan: Mutual funds(a)	11,080	11,080	—	—

Total U.S. Retiree Healthcare Plan	11,080	11,080	—	—
Non-U.S. Pension Plans:
Cash equivalents(b)	4,439	4,439	—	—
Mutual funds(c)	20,430	20,430	—	—
Bank and insurance investment contracts(d)	56,718	—	—	56,718

Total Non-U.S. Pension Plans	81,587	24,869	—	56,718

Total fair value of retirement plan assets	$92,667	$35,949	$—	$56,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s retirement plan assets are as follows at December 31, 2017 (in thousands):

	Total at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Pension Plans:
Mutual funds(e)	$163,438	$163,438	$—	$—

Total U.S. Pension Plans	163,438	163,438	—	—
U.S. Retiree Healthcare Plan:
Mutual funds(f)	11,125	11,125	—	—

Total U.S. Retiree Healthcare Plan	11,125	11,125	—	—
Non-U.S. Pension Plans:
Cash equivalents(b)	5,783	5,783	—	—
Mutual funds(g)	17,244	17,244	—	—
Bank and insurance investment contracts(d)	51,963	—	—	51,963

Total Non-U.S. Pension Plans	74,990	23,027	—	51,963

Total fair value of retirement plan assets	249,553	$197,590	$—	$51,963

Investments valued at NAV	7,935

Total retirement plan assets	$257,488

(a)

The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 40% in the common stock of large-cap U.S. companies, 21% in the common stock of international growth companies and 39% in fixed income bonds of U.S. companies and U.S. government.

(b)	Primarily represents deposit account funds held with various financial institutions.
(c)

The mutual fund balance in the Non-U.S. Pension Plans is primarily invested in the following categories: 56% in international bonds, 24% in the common stock of international companies and 20% in various other global investments.

(d)	Amount represents bank and insurance guaranteed investment contracts.
(e)

The mutual fund balance in the U.S. Pension Plans are invested in the following categories: 45% in the common stock of large-cap U.S. companies, 30% in the common stock of international growth companies and 25% in fixed income bonds issued by U.S. companies and by the U.S. government and its agencies.

(f)

The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 41% in the common stock of large-cap U.S. companies, 24% in the common stock of international growth companies and 35% in fixed income bonds of U.S. companies and U.S. government.

(g)

The mutual fund balance in the Non-U.S. Pension Plans is invested in the following categories: 58% in international bonds and 32% in the common stock of international companies, 1% in mortgages and real estate and 9% in various other global investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2018 and 2017 (in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2016	$45,093
Net purchases (sales) and appreciation (depreciation)	6,870

Fair value of assets, December 31, 2017	51,963
Net purchases (sales) and appreciation (depreciation)	4,755

Fair value of assets, December 31, 2018	$56,718

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2018, 2017 and 2016 are as follows:

	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.40%	1.95%	3.94%	1.79%	4.41%	1.71%
Increases in compensation levels	**	2.66%	**	2.43%	**	2.47%

**	Not applicable

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.96%	1.93%	4.28%	1.80%	4.42%	2.20%
Return on plan assets	4.35%	2.75%	6.53%	2.64%	6.47%	2.74%
Increases in compensation levels	**	2.70%	**	2.63%	**	2.50%

**	Not applicable

To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter percentage point increase in the assumed long-term rate of return on assets would decrease the Company’s net periodic benefit cost by less than $1 million. A one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost by less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2019, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2018 are as follows (in thousands):

	U.S. Pension and Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2019	$1,084	$1,551	$2,635
2020	1,160	2,552	3,712
2021	1,243	2,782	4,025
2022	1,307	2,821	4,128
2023	1,366	3,038	4,404
2024 - 2028	7,146	19,277	26,423

17    Business Segment Information

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

The Waters operating segment is primarily in the business of designing, manufacturing, selling and servicing LC and MS instruments, columns and other precision chemistry consumables that can be integrated and used along with other analytical instruments. The TA operating segment is primarily in the business of designing, manufacturing, selling and servicing thermal analysis, rheometry and calorimetry instruments. The Company’s two operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution; and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes. Please refer to the consolidated financial statements for financial information regarding the one reportable segment of the Company.

Net sales for the Company’s products and services are as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Product net sales:
Waters instrument systems	$1,000,625	$988,750	$943,218
Chemistry consumables	400,287	372,157	345,413
TA instrument systems	204,081	191,442	171,665

Total product sales	1,604,993	1,552,349	1,460,296
Service net sales:
Waters service	738,433	686,656	639,432
TA service	76,503	70,073	67,695

Total service sales	814,936	756,729	707,127

Total net sales	$2,419,929	$2,309,078	$2,167,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net Sales:
Asia:
China	$443,321	$387,059	$331,354
Japan	173,357	167,258	167,977
Asia Other	305,613	308,300	283,653

Total Asia	922,291	862,617	782,984
Americas:
United States	683,596	669,274	665,280
Americas Other	151,581	140,715	141,902

Total Americas	835,177	809,989	807,182
Europe	662,461	636,472	577,257

Total net sales	$2,419,929	$2,309,078	$2,167,423

None of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Pharmaceutical	$1,365,731	$1,294,668	$1,206,316
Industrial	737,144	721,088	690,119
Governmental and academic	317,054	293,322	270,988

Total net sales	$2,419,929	$2,309,078	$2,167,423

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net sales recognized at a point in time:
Instrument systems	$1,204,706	$1,180,192	$1,114,883
Chemistry consumables	400,287	372,157	345,413
Service sales recognized at a point in time (time & materials)	317,549	299,385	279,482

Total net sales recognized at a point in time	1,922,542	1,851,734	1,739,778

Net sales recognized over time:
Service and software sales recognized over time (contracts)	497,387	457,344	427,645

Total net sales	$2,419,929	$2,309,078	$2,167,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets information at December 31, 2018 and 2017 is presented below (in thousands):

	2018	2017	2016
Long-lived assets:
United States	$203,664	$186,344	$207,062
Americas Other	1,680	1,720	832

Total Americas	205,344	188,064	207,894
Europe	118,513	136,440	114,848
Asia	19,226	24,774	14,376

Total long-lived assets	$343,083	$349,278	$337,118

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

18    Unaudited Quarterly Results

The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$530,670	$596,219	$578,021	$715,019	$2,419,929
Costs and operating expenses:
Cost of sales	221,421	243,135	241,139	286,869	992,564
Selling and administrative expenses	130,407	136,645	126,997	142,853	536,902
Research and development expenses	34,480	35,644	35,173	38,106	143,403
Purchased intangibles amortization	1,659	1,602	2,114	2,337	7,712
Litigation (settlement) provisions	(1,672)	—	924	322	(426)

Total costs and operating expenses	386,295	417,026	406,347	470,487	1,680,155

Operating income	144,375	179,193	171,674	244,532	739,774
Other income (expense)	346	(1,828)	(811)	(45,501)	(47,794)
Interest expense	(13,838)	(11,692)	(11,435)	(11,676)	(48,641)
Interest income	9,666	8,888	9,802	10,451	38,807

Income before income taxes	140,549	174,561	169,230	197,806	682,146
Provision for income taxes	28,598	18,884	28,216	12,654	88,352

Net income	$111,951	$155,677	$141,014	$185,152	$593,794

Net income per basic common share	1.42	2.00	1.84	2.48	7.71
Weighted-average number of basic common shares	78,883	77,833	76,575	74,802	76,992
Net income per diluted common share	1.40	1.98	1.83	2.46	7.65
Weighted-average number of diluted common shares and equivalents	79,715	78,438	77,136	75,345	77,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$497,969	$558,250	$565,584	$687,275	$2,309,078
Costs and operating expenses:
Cost of sales	211,095	229,627	235,892	270,453	947,067
Selling and administrative expenses	130,673	130,093	135,206	148,391	544,363
Research and development expenses	30,752	32,937	33,782	35,122	132,593
Purchased intangibles amortization	1,729	1,693	1,682	1,639	6,743
Litigation provisions	—	10,018	—	1,096	11,114
Acquired in-process research and development	5,000	—	—	—	5,000

Total costs and operating expenses	379,249	404,368	406,562	456,701	1,646,880

Operating income	118,720	153,882	159,022	230,574	662,198
Other income (expense)	149	(97)	12	(404)	(340)
Interest expense	(12,725)	(14,083)	(14,750)	(15,281)	(56,839)
Interest income	7,343	8,370	9,516	10,849	36,078

Income before income taxes	113,487	148,072	153,800	225,738	641,097
Provision for income taxes	7,930	16,250	17,696	578,910	620,786

Net income (loss)	$105,557	$131,822	$136,104	$(353,172)	$20,311

Net income (loss) per basic common share	1.32	1.65	1.71	(4.44)	0.25
Weighted-average number of basic common shares	80,073	79,979	79,712	79,454	79,793
Net income (loss) per diluted common share	1.31	1.63	1.69	(4.44)	0.25
Weighted-average number of diluted common shares and equivalents	80,769	80,756	80,521	79,454	80,604

The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher after the first quarter in each year as the Company’s annual payroll merit increases take effect. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year. In the first quarter of 2018 and third quarter of 2017, the Company recorded $1 million and $4 million of stock compensation expenses, respectively, in selling and administrative expenses related to the modification of certain stock awards upon the retirement of senior executives.

In the second quarter of 2017, the Company incurred a $10 million litigation provision related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million (see Note 11). In the first quarter of 2017, the Company recorded a $5 million charge related to acquired in-process research and development (see Note 2). In the fourth quarter of 2018, the Company settled a pension plan obligation and recorded a $46 million charge, which consisted of a $6 million cash contribution to the plan and a $40 million non-cash charge related to the reversal of unrecognized actuarial losses recorded in accumulated other comprehensive income in the stockholders’ equity (see Note 16). In the fourth quarter of 2017, the Company recorded a $550 million income tax provision as a result of the 2017 Tax Act (see Note 10).

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 49 of this Form 10-K.

Report of the Independent Registered Public Accounting Firm

See the report of PricewaterhouseCoopers LLP in Item 8 on page 50 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:    Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is contained in the definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form 10-K.

The Company has adopted a Global Code of Business Conduct & Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors and that is in compliance with Item 406 of Regulation S-K. The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website, www.waters.com, under the caption “Corporate Governance”. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on its website. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, finance committee and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, www.waters.com, under the caption “Corporate Governance”. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

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

Item 11: Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about the Company’s common stock that may be issued upon the exercise of options, warrants, and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,234	$142.47	3,005
Equity compensation plans not approved by security holders	—	—	—

Total	2,234	$142.47	3,005

(1)

Column (a) includes an aggregate of 444 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 13, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13: Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K and are set forth on pages 52 to 97. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 26, 2019, is set forth on page 50 of this Form 10-K.

(2)	Financial Statement Schedule:

See (c) below.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)(P)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of December 5, 2017.(29)

10.1	Waters Corporation Retirement Plan.(2)(P)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(6)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(9)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(11)(*)

10.10	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(12)(*)

10.11	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(12)(*)

10.12	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Eugene G. Cassis.(21)(*)

Exhibit Number	Description of Document

10.13	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

10.14	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.15	2014 Waters Corporation Management Incentive Plan.(21)(*)

10.16	Waters Corporation 2009 Employee Stock Purchase Plan.(14)(*)

10.17	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

10.18	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.19	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.20	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.21	Form of Waters 2012 Stock Option Agreement - Executive Officers.(18)(*)

10.22	Form of Waters 2012 Stock Option Agreement - Directors.(18)(*)

10.23	Form of Waters 2012 Restricted Stock Agreement - Directors.(18)(*)

10.24	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting.(19)(*)

10.25	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting.(19)(*)

10.26	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein.(20)

10.27	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira.(22)(*)

10.28	President and Chief Executive Employment Agreement.(23)(*)

10.29	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell.(23)(*)

10.30	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein.(24)

10.31	Form of Waters 2012 Performance Stock Unit Award Agreement.(25)(*)

10.32	Senior Vice President and Chief Financial Officer Employment Agreement.(26)(*)

10.33	Change of Control/Severance Agreement, dated as of January 9, 2017, between Waters Corporation and Sherry L. Buck.(26)(*)

10.34	Form of Change of Control/Severance Agreement.(27)(*)

10.35	Employment Agreement, dated July 21, 2017, between Waters Corporation and Dr. Rohit Khanna.(28)(*)

10.36	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(30)

10.37	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.

Exhibit Number	Description of Document

10.38	Second Amendment to the Note Purchase Agreement, dated as of February 1, 2010.

10.39	First Amendment to the Note Purchase Agreement, dated as of March 15, 2011.

10.40	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014.

10.41	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016.

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101	The following materials from Waters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2015 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2015 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 7, 2015 (File No. 001-14010).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010).

(26)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 24, 2017 (File No. 001-14010).

(27)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010).

(28)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 3, 2017 (File No. 001-14010).

(29)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 8, 2017 (File No. 001-14010).

(30)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010).

(P)	Paper Filing

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

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

WATERS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2018

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2018	$62,098	$(2,128)	$(6,077)	$53,893
2017	$61,225	$(6,363)	$7,236	$62,098
2016	$68,595	$(5,473)	$(1,897)	$61,225

*

These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.

**

The change in the valuation allowance during the year ended December 31, 2018 is primarily due to the write-off of a valuation allowance to Retained Earnings for the tax effect related to intra-entity asset transfers. The change in the valuation allowance during the years ended December 31, 2017 and 2016 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward. In addition, 2016 includes the release of a valuation allowance related to a foreign tax credit carryforward due to expiration.

Item 16: Form 10-K Summary

The optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ SHERRY L. BUCK
Sherry L. Buck
Senior Vice President and
Chief Financial Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

/S/ CHRISTOPHER J. O’CONNELL	Chairman of the Board of Directors and Chief
Christopher J. O’Connell	Executive Officer (principal executive officer)

/S/ SHERRY L. BUCK	Senior Vice President and Chief Financial Officer
Sherry L. Buck	(principal financial officer) (principal accounting officer)

/S/ LINDA BADDOUR	Director
Linda Baddour

/S/ DR. MICHAEL J. BERENDT	Director
Dr. Michael J. Berendt

/S/ EDWARD CONARD	Director
Edward Conard

/S/ DR. LAURIE H. GLIMCHER	Director
Dr. Laurie H. Glimcher

/S/ GARY HENDRICKSON	Director
Gary Hendrickson

/S/ CHRISTOPHER A. KUEBLER	Director
Christopher A. Kuebler

/S/ FLEMMING ORNSKOV	Director
Flemming Ornskov

/S/ JOANN A. REED	Director
JoAnn A. Reed

/S/ THOMAS P. SALICE	Director
Thomas P. Salice