Form 10-K/A
period 2018-12-31
WATERS CORP /DE/
filed 2019-03-01
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

On February 26, 2019, Waters Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original 10-K to correct a typographical error in Part II Item 8, Financial Statements and Supplementary Data, to remove the brackets on the 2018 increase in other liabilities on the Consolidated Statements of Cash Flows appearing on page 55.

Except as stated above, this Amendment does not amend any other information set forth in the Original Form 10-K.

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

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$593,794	$20,311	$521,503
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	37,541	39,436	40,998
Deferred income taxes	2,405	45,510	1,204
Depreciation	57,952	61,450	51,684
Amortization of intangibles	50,456	44,552	44,765
Excess tax benefit related to stock option plans	—	—	13,844
Gain on sale of assets	—	—	(1,500)
In-process research and development and other non-cash charges	—	5,000	—
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(47,921)	(24,013)	(31,721)
(Increase) decrease in inventories	(25,396)	731	(20,147)
Increase in other current assets	(12,446)	(16,323)	(2,436)
Decrease (increase) in other assets	6,047	(24,098)	(1,076)
(Decrease) increase in accounts payable and other current liabilities	(81,663)	3,175	6,842
Increase in deferred revenue and customer advances	2,721	10,386	9,974
Enactment of the 2017 Tax Act	(6,059)	530,383	—
Increase in other liabilities	27,015	1,140	8,986

Net cash provided by operating activities	604,446	697,640	642,920
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(96,079)	(85,473)	(94,967)
Asset and business acquisitions, net of cash acquired	(31,486)	—	(5,609)
Investment in unaffiliated company	(7,615)	(7,000)	—
Payments for intellectual property licenses	—	(5,000)	—
Purchases of investments	(1,006,080)	(2,960,379)	(2,396,032)
Maturities and sales of investments	2,824,562	2,522,100	2,004,690
Proceeds from sale of assets	—	—	4,000

Net cash provided by (used in) investing activities	1,683,302	(535,752)	(487,918)
Cash flows from financing activities:
Proceeds from debt issuances	274	1,480,190	485,298
Payments on debt	(850,435)	(1,310,214)	(325,323)
Payments of debt issuance costs	—	(2,984)	(1,705)
Proceeds from stock plans	52,429	97,789	62,189
Purchases of treasury shares	(1,315,106)	(332,544)	(325,759)
(Payments for) proceeds from derivative contracts	(6,684)	3,894	(10,401)

Net cash used in financing activities	(2,119,522)	(63,869)	(115,701)
Effect of exchange rate changes on cash and cash equivalents	(14,265)	38,669	(21,335)

Increase in cash and cash equivalents	153,961	136,688	17,966
Cash and cash equivalents at beginning of period	642,319	505,631	487,665

Cash and cash equivalents at end of period	$796,280	$642,319	$505,631

Supplemental cash flow information:
Income taxes paid	$159,397	$70,583	$50,007
Interest paid	$50,798	$56,503	$43,595

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance December 31, 2015	157,677	$1,577	$1,490,342	$4,863,566	$(4,149,908)	$(146,726)	$2,058,851
Net income	—	—	—	521,503	—	—	521,503
Other comprehensive loss	—	—	—	—	—	(69,554)	(69,554)
Issuance of common stock for employees:
Employee Stock Purchase Plan	53	1	6,277	—	—	—	6,278
Stock options exercised	730	7	55,904	—	—	—	55,911
Tax benefit related to stock option plans	—	—	13,844	—	—	—	13,844
Treasury stock	—	—	—	—	(325,759)	—	(325,759)
Stock-based compensation	174	1	40,874	—	—	—	40,875

Balance December 31, 2016	158,634	$1,586	$1,607,241	$5,385,069	$(4,475,667)	$(216,280)	$2,301,949

Net income	—	—	—	20,311	—	—	20,311
Other comprehensive income	—	—	—	—	—	106,213	106,213
Issuance of common stock for employees:
Employee Stock Purchase Plan	50	1	6,874	—	—	—	6,875
Stock options exercised	972	10	90,904	—	—	—	90,914
Treasury stock	—	—	—	—	(332,544)	—	(332,544)
Stock-based compensation	189	1	40,069	—	—	—	40,070

Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788

Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	593,794	—	—	593,794
Other comprehensive loss	—	—	—	—	—	(7,904)	(7,904)
Issuance of common stock for employees:
Employee Stock Purchase Plan	45	—	7,874	—	—	—	7,874
Stock options exercised	438	5	44,550	—	—	—	44,555
Treasury stock	—	—	—	—	(1,338,111)	—	(1,338,111)
Stock-based compensation	144	2	37,229	—	—	—	37,231

Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258

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

Date: March 1, 2019

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