Form 10-Q
period 2019-03-30
WATERS CORP /DE/
filed 2019-05-03
CIK 1000697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WAT	New York Stock Exchange, Inc.

Indicate the number of shares outstanding of the registrant’s common stock as of April 26, 2019: 69,475,245

WATERS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Item 1: Financial Statements

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 30, 2019	December 31, 2018
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$684,970	$796,280
Investments	482,293	938,944
Accounts receivable, net	508,285	568,316
Inventories	333,308	291,569
Other current assets	68,935	68,054

Total current assets	2,077,791	2,663,163
Property, plant and equipment, net	355,965	343,083
Intangible assets, net	243,415	246,902
Goodwill	356,632	355,614
Operating lease assets	94,680	—
Other assets	121,245	118,664

Total assets	$3,249,728	$3,727,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$100,263	$178
Accounts payable	72,367	68,168
Accrued employee compensation	31,563	64,545
Deferred revenue and customer advances	222,263	164,965
Current operating lease liabilities	26,926	—
Accrued treasury stock repurchases	25,208	23,005
Accrued income taxes	19,854	22,943
Accrued warranty	11,462	12,300
Other current liabilities	93,373	92,827

Total current liabilities	603,279	448,931
Long-term liabilities:
Long-term debt	1,048,283	1,148,172
Long-term income tax liabilities	431,224	430,866
Long-term operating lease liabilities	67,788	—
Long-term portion of retirement benefits	56,376	55,853
Other long-term liabilities	75,036	76,346

Total long-term liabilities	1,678,707	1,711,237

Total liabilities	2,281,986	2,160,168
Commitments and contingencies (Notes 6, 7, 8 and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 160,825 and 160,472 shares issued, 70,136 and 73,115 shares outstanding at March 30, 2019 and December 31, 2018, respectively	1,608	1,605
Additional paid-in capital	1,872,216	1,834,741
Retained earnings	6,104,191	5,995,205
Treasury stock, at cost, 90,689 and 87,357 shares at March 30, 2019 and December 31, 2018, respectively	(6,901,629)	(6,146,322)
Accumulated other comprehensive loss	(108,644)	(117,971)

Total stockholders’ equity	967,742	1,567,258

Total liabilities and stockholders’ equity	$3,249,728	$3,727,426

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands, except per share data)
Revenues:
Product sales	$320,503	$339,117
Service sales	193,359	191,553

Total net sales	513,862	530,670
Costs and operating expenses:
Cost of product sales	132,390	140,466
Cost of service sales	88,641	80,955
Selling and administrative expenses	134,339	130,407
Research and development expenses	35,060	34,480
Purchased intangibles amortization	2,281	1,659
Litigation settlement	—	(1,672)

Total costs and operating expenses	392,711	386,295

Operating income	121,151	144,375
Other (expense) income	(525)	346
Interest expense	(11,563)	(13,838)
Interest income	8,315	9,666

Income before income taxes	117,378	140,549
Provision for income taxes	8,392	28,598

Net income	$108,986	$111,951

Net income per basic common share	$1.52	$1.42
Weighted-average number of basic common shares	71,704	78,883
Net income per diluted common share	$1.51	$1.40
Weighted-average number of diluted common shares and equivalents	72,415	79,715

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Net income	$108,986	$111,951
Other comprehensive income:
Foreign currency translation	7,522	23,913
Unrealized gains (losses) on investments before income taxes	2,344	(2,976)
Income tax (expense) benefit	(547)	93

Unrealized gains (losses) on investments, net of tax	1,797	(2,883)
Retirement liability adjustment before reclassifications	(61)	(385)
Amounts reclassified to other (expense) income	93	907

Retirement liability adjustment before income taxes	32	522
Income tax expense	(24)	(116)

Retirement liability adjustment, net of tax	8	406
Other comprehensive income	9,327	21,436

Comprehensive income	$118,313	$133,387

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:	(In thousands)
Net income	$108,986	$111,951
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,941	9,892
Deferred income taxes	1,442	1,071
Depreciation	12,006	16,083
Amortization of intangibles	12,758	12,557
Change in operating assets and liabilities:
Decrease in accounts receivable	59,331	40,588
Increase in inventories	(44,438)	(28,101)
Increase in other current assets	(3,547)	(13,049)
Decrease (increase) in other assets	4,637	(4,409)
Decrease in accounts payable and other current liabilities	(33,485)	(34,258)
Increase in deferred revenue and customer advances	57,539	45,096
Effect of the 2017 Tax & Jobs Act	(3,229)	12,450
(Decrease) increase in other liabilities	(6,162)	5,970

Net cash provided by operating activities	175,779	175,841
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(25,666)	(15,992)
Investment in unaffiliated companies	—	(3,215)
Purchases of investments	(26,732)	(170,041)
Maturities and sales of investments	486,437	1,085,087

Net cash provided by investing activities	434,039	895,839
Cash flows from financing activities:
Proceeds from debt issuances	166	81
Payments on debt	(80)	(750,000)
Proceeds from stock plans	27,631	24,287
Purchases of treasury shares	(753,105)	(282,370)
Proceeds from derivative contracts	2,254	1,937

Net cash used in financing activities	(723,134)	(1,006,065)
Effect of exchange rate changes on cash and cash equivalents	2,006	8,588

(Decrease) increase in cash and cash equivalents	(111,310)	74,203
Cash and cash equivalents at beginning of period	796,280	642,319

Cash and cash equivalents at end of period	$684,970	$716,522

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788
Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	111,951	—	—	111,951
Other comprehensive income	—	—	—	—	—	21,436	21,436
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	1,565	—	—	—	1,565
Stock options exercised	222	2	22,707	—	—	—	22,709
Treasury stock	—	—	—	—	(282,370)	—	(282,370)
Stock-based compensation	123	2	9,782	—	—	—	9,784

Balance March 31, 2018	160,200	$1,602	$1,779,142	$5,513,362	$(5,090,581)	$(88,631)	$2,114,894

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258
Net income	—	—	—	108,986	—	—	108,986
Other comprehensive income	—	—	—	—	—	9,327	9,327
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	1,670	—	—	—	1,670
Stock options exercised	239	2	26,097	—	—	—	26,099
Treasury stock	—	—	—	—	(755,307)	—	(755,307)
Stock-based compensation	104	1	9,708	—	—	—	9,709

Balance March 30, 2019	160,825	$1,608	$1,872,216	$6,104,191	$(6,901,629)	$(108,644)	$967,742

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2019 and 2018 ended on March 30, 2019 and March 31, 2018, respectively.

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

It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2019.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments

Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 30, 2019 and December 31, 2018, $411 million out of $1,167 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $263 million out of $1,167 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 30, 2019 and December 31, 2018, respectively.

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

The following is a summary of the activity of the Company’s allowance for doubtful accounts for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deduction	Period
Allowance for Doubtful Accounts
March 30, 2019	$7,663	$2,159	$(2,324)	$7,498
March 31, 2018	$6,109	$1,056	$(1,033)	$6,132

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 30, 2019 and December 31, 2018. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 30, 2019 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$98,576	$—	$98,576	$—
Foreign government securities	3,476	—	3,476	—
Corporate debt securities	367,621	—	367,621	—
Time deposits	52,507	—	52,507	—
Waters 401(k) Restoration Plan assets	33,951	33,951	—	—
Foreign currency exchange contracts	355	—	355	—
Interest rate cross-currency swap agreements	7,120	—	7,120	—

Total	$563,606	$33,951	$529,655	$—

Liabilities:
Contingent consideration	$2,591	$—	$—	$2,591
Foreign currency exchange contracts	619	—	619	—

Total	$3,210	$—	$619	$2,591

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$164,315	$—	$164,315	$—
Foreign government securities	3,463	—	3,463	—
Corporate debt securities	723,059	—	723,059	—
Time deposits	108,638	—	108,638	—
Waters 401(k) Restoration Plan assets	33,104	33,104	—	—
Foreign currency exchange contracts	503	—	503	—
Interest rate cross-currency swap agreements	1,093		1,093

Total	$1,034,175	$33,104	$1,001,071	$—

Liabilities:
Contingent consideration	$2,476	$—	$—	$2,476
Foreign currency exchange contracts	224	—	224	—

Total	$2,700	$—	$224	$2,476

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

Fair Value of Contingent Consideration

The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million and $2 million at March 30, 2019 and December 31, 2018, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.

Fair Value of Other Financial Instruments

The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $510 million at both March 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $508 million and $502 million at March 30, 2019 and December 31, 2018, respectively, using Level 2 inputs.

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

Interest Rate Cross-Currency Swap Agreements

In 2018, the Company entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $300 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	March 30, 2019		December 31, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$34,219	$355	$112,212	$503
Other current liabilities	$98,745	$619	$40,175	$224
Interest rate cross-currency swap agreements:
Other assets	$300,000	$7,120	$300,000	$1,093
Accumulated other comprehensive income		$(7,120)		$(1,093)

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial
	Statement	Three Months Ended
	Classification	March 30, 2019	March 31, 2018
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(543)	$1,937
Unrealized gains (losses) on open contracts	Cost of sales	526	(985)

Cumulative net pre-tax (losses) gains	Cost of sales	$(17)	$952

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,227	$—
Unrealized gains on contracts	Stockholders’ equity	$7,120	$—

In April 2019, the Company entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $110 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available from the pre-existing program. During the three months ended March 30, 2019 and March 31, 2018, the Company repurchased 3.3 million and 1.3 million shares of the Company’s outstanding common stock at a cost of $747 million and $275 million, respectively, under the January 2019 authorization and other previously announced programs. As of March 30, 2019, the Company had repurchased an aggregate of 2.5 million shares at a cost of $598 million under the January 2019 repurchase program and had a total of $3.4 billion authorized for future repurchases. In addition, the Company repurchased $8 million of common stock related to the vesting of restricted stock units during both the three months ended March 30, 2019 and March 31, 2018, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions.

As of March 30, 2019, the Company accrued $25 million as a result of treasury stock purchases that were settled in the second quarter of 2019.

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

The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
March 30, 2019	$12,300	$1,500	$(2,338)	$11,462
March 31, 2018	$13,026	$1,767	$(2,167)	$12,626

Restructuring and Other Charges

In January 2019, the Company made organizational changes to better align our resources with our growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 1% of the Company’s employees. The Company recorded $8 million of severance and related costs during 2019.

2 Revenue Recognition

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	March 30, 2019	March 31, 2018
Balance at the beginning of the period	$204,257	$192,590
Recognition of revenue included in balance at beginning of the period	(77,742)	(93,286)
Revenue deferred during the period, net of revenue recognized	134,506	147,939

Balance at the end of the period	$261,021	$247,243

The Company classified $39 million of deferred revenue and customer advances in other long-term liabilities at both March 30, 2019 and December 31, 2018.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

March 30, 2019
Deferred revenue and customer advances expected to be recognized in:
One year or less	$222,263
13-24 months	22,180
25 months and beyond	16,578

Total	$261,021

3 Marketable Securities

The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	March 30, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$98,723	$12	$(159)	$98,576
Foreign government securities	3,489	1	(14)	3,476
Corporate debt securities	368,163	121	(663)	367,621
Time deposits	52,507	—	—	52,507

Total	$522,882	$134	$(836)	$522,180

Amounts included in:
Cash equivalents	$39,886	$1	$—	$39,887
Investments	482,996	133	(836)	482,293

Total	$522,882	$134	$(836)	$522,180

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$164,619	$16	$(320)	$164,315
Foreign government securities	3,486	1	(24)	3,463
Corporate debt securities	725,778	41	(2,760)	723,059
Time deposits	108,638	—	—	108,638

Total	$1,002,521	$58	$(3,104)	$999,475

Amounts included in:
Cash equivalents	$60,532	$—	$(1)	$60,531
Investments	941,989	58	(3,103)	938,944

Total	$1,002,521	$58	$(3,104)	$999,475

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	March 30, 2019	December 31, 2018
Due in one year or less	$437,648	$797,649
Due after one year through three years	84,532	201,826

Total	$522,180	$999,475

4 Inventories

Inventories are classified as follows (in thousands):

	March 30, 2019	December 31, 2018
Raw materials	$119,101	$111,641
Work in progress	18,314	15,552
Finished goods	195,893	164,376

Total inventories	$333,308	$291,569

5 Goodwill and Other Intangibles

The carrying amount of goodwill was $357 million and $356 million at March 30, 2019 and December 31, 2018, respectively. During the three months ended March 30, 2019, the effect of foreign currency translation increased goodwill by $1 million.

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	March 30, 2019			December 31, 2018
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$456,388	$311,229	5 years	$454,307	$307,634	5 years
Purchased intangibles	201,126	145,970	11 years	201,566	144,184	11 years
Trademarks and IPR&D	13,817	—	—	13,677	—	—
Licenses	5,710	5,119	6 years	5,568	4,875	6 years
Patents and other intangibles	79,940	51,248	8 years	77,753	49,276	8 years

Total	$756,981	$513,566	7 years	$752,871	$505,969	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $7 million and $5 million, respectively, in the three months ended March 30, 2019 due to the effects of foreign currency translation. Amortization expense for intangible assets was $13 million for both the three months ended March 30, 2019 and March 31, 2018. Amortization expense for intangible assets is estimated to be $52 million per year for each of the next five years.

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

As of both March 30, 2019 and December 31, 2018, the Company had a total of $560 million of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

In February 2019, certain defined terms related to the subsidiary guarantors were amended in the 2017 Credit Agreement and senior unsecured note agreements. In addition, the Company amended the senior unsecured note agreements to allow the Company to elect an increase in the permitted leverage ratio from 3.50:1 to 4.0:1, for a period of three consecutive quarters, for a material acquisition of $400 million or more. During the period of time where the leverage ratio exceeds 3.50:1, the interest payable on the senior unsecured notes shall increase by 0.50%. The debt covenants in the senior unsecured note agreements were also modified to address the change in accounting guidance for leases.

In 2018, the Company entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $300 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. In April 2019, the Company entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $110 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at March 30, 2019 and December 31, 2018 (in thousands):

	March 30, 2019	December 31, 2018
Foreign subsidiary lines of credit	$263	$178
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	—

Total notes payable and debt, current	100,263	178
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreement	590,000	590,000
Unamortized debt issuance costs	(1,717)	(1,828)

Total long-term debt	1,048,283	1,148,172

Total debt	$1,148,546	$1,148,350

* Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

As of both March 30, 2019 and December 31, 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,208 million after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.80% and 3.83% at March 30, 2019 and December 31, 2018, respectively. As of March 30, 2019, the Company was in compliance with all debt covenants.

The Company and its foreign subsidiaries also had available short-term lines of credit totaling $90 million at both March 30, 2019 and December 31, 2018, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 4.44% and 1.88% for March 30, 2019 and December 31, 2018, respectively.

7 Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of March 30, 2019. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the three months ended March 30, 2019 and March 31, 2018 by $4 million and $6 million, respectively, and increased the Company’s net income per diluted share by $0.06 and $0.07, respectively.

The Company’s effective tax rate for the three months ended March 30, 2019 and March 31, 2018 was 7.1% and 20.3%, respectively. The income tax provision includes a $7 million and $6 million income tax benefit related to stock-based compensation for the three months ended March 30, 2019 and March 31, 2018, respectively. The effective tax rate for the three months ended March 30, 2019 includes a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act (the “2017 Tax Act’). This income tax benefit decreased the effective tax rate by 2.9 percentage points for the three months ended March 30, 2019. The effective tax rate for the three months ended March 31, 2018 includes $12 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This additional income tax expense increased the effective tax rate by 8.9 percentage points for the three months ended March 31, 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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

The following is a summary of the activity of the Company’s uncertain tax positions for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	March 30, 2019	March 31, 2018
Balance at the beginning of the period	$26,108	$5,843
Net reductions for lapse of statutes taken during the period	(43)	(83)
Net additions for tax positions taken during the current period	325	177

Balance at the end of the period	$26,390	$5,937

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2013. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2014 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of March 30, 2019, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

8 Leases

The Company adopted new accounting guidance regarding the accounting for leases as of January 1, 2019 using a modified retrospective transition approach that was applied to leases existing as of, or entered into after, January 1, 2019. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Upon adoption, the Company recorded a right-of-use lease asset and lease liabilities in the amount $100 million as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows and retained earnings.

Prior to the adoption of the new lease accounting standard, undiscounted future minimum rents payable as of December 31, 2018 under non-cancelable leases with initial terms exceeding one year were as follows (in thousands):

2019	$28,417
2020	23,424
2021	16,032
2022	11,816
2023 and thereafter	23,269

Total future minimum lease payments	$102,958

The Company’s operating leases consist of property leases for sales, demonstration, laboratory, warehouse and office spaces, automotive leases for sales and service personnel and equipment leases, primarily used in our manufacturing and distribution operations. The lease policies described below were effective as of January 1, 2019. For leases with terms greater than 12 months, the Company recorded the related right-of-use asset and lease liability obligation at the present value of lease payments over the term of the leases. Some of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments. A

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

certain number of these leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the Company’s determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable costs when incurred.

In addition, the Company’s lease agreements that contain lease and non-lease components are generally accounted for as a single lease component. The Company has elected not to apply the recognition requirements of the new accounting guidance to leases with terms less than 12 months. For these leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. As of March 30, 2019 and March 31, 2018, the Company does not have leases that are classified as finance leases.

When available, the Company uses the rate implicit in the lease to discount lease payments to determine the present value of the lease liabilities; however, most of the leases do not provide a readily determinable implicit rate and, as required by the accounting guidance, the Company estimated its incremental secured borrowing rate to discount the lease payments based on information available at lease commencement (or, for the leases in existence on the adoption date, the January 1, 2019 information). The Company’s incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term to the lease payments in a similar economic environment.

As of March 30, 2019, the Company has lease agreements that expire at various dates through 2033, with a weighted-average remaining lease term of 4.8 years. Rental expense was $9 million for the three months ended March 30, 2019 under the new lease accounting standard and $7 million for the three months ended March 31, 2018 under the previous lease accounting standard. The weighted-average discount rate used to determine the present value of lease liabilities was 3.95%. Cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $9 million during the three months ended March 30, 2019.

The Company’s right-of-use lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

	Financial Statement Classification	March 30, 2019
Assets:
Property operating lease assets	Operating lease assets	$64,439
Automobile operating lease assets	Operating lease assets	27,573
Equipment operating lease assets	Operating lease assets	2,668

Total lease assets		$94,680

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$26,926
Long-term operating lease liabilities	Long-term operating lease liabilities	67,788

Total lease liabilities		$94,714

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Undiscounted future minimum rents payable as of March 30, 2019 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2019 (remaining 9 months)	$22,145
2020	25,541
2021	16,426
2022	11,579
2023	6,039
2024 and thereafter	23,816

Total future minimum lease payments	105,546
Less: amount of lease payments representing interest	(10,832)

Present value of future minimum lease payments	94,714
Less: current operating lease liabilities	(26,926)

Long-term operating lease liabilities	$67,788

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

The consolidated statements of operations for the three months ended March 30, 2019 and March 31, 2018 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of sales	$575	$605
Selling and administrative expenses	8,125	8,483
Research and development expenses	1,241	804

Total stock-based compensation	$9,941	$9,892

Stock Options

In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended March 30, 2019 and March 31, 2018 are as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 30, 2019	March 31, 2018
Options issued in thousands	136	133
Risk-free interest rate	2.5%	2.7%
Expected life in years	5	6
Expected volatility	24.2%	23.2%
Expected dividends	—	—

	Three Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	March 30, 2019	March 31, 2018
Exercise price	$232.08	$206.66
Fair value	$61.97	$58.38

The following table summarizes stock option activity for the plans for the three months ended March 30, 2019 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2018	1,790	$38.09	to	$208.47	$142.47
Granted	136	$183.41	to	$238.52	$232.08
Exercised	(239)	$38.09	to	$208.47	$108.57

Outstanding at March 30, 2019	1,687	$61.63	to	$238.52	$154.42

Restricted Stock

During the three months ended March 30, 2019, the Company granted five thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $183.41.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit award activity for the three months ended March 30, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	304	$153.31
Granted	78	$238.52
Vested	(102)	$138.48
Forfeited	(6)	$158.22

Unvested at March 30, 2019	274	$182.98

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the three months ended March 30, 2019 and March 31, 2018 are as follows:

	Three Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	March 30, 2019	March 31, 2018
Performance stock units issued (in thousands)	12	15
Risk-free interest rate	2.4%	2.0%
Expected life in years	2.8	2.9
Expected volatility	23.5%	18.0%
Average volatility of peer companies	26.2%	25.8%
Correlation coefficient	34.2%	37.4%
Expected dividends	—	—

The following table summarizes the unvested performance stock unit award activity for the three months ended March 30, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	100	$212.34
Granted	12	$391.21

Unvested at March 30, 2019	112	$231.50

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Earnings Per Share

Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 30, 2019
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$108,986	71,704	$1.52
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	711	(0.01)

Net income per diluted common share	$108,986	72,415	$1.51

	Three Months Ended March 31, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$111,951	78,883	$1.42
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	832	(0.02)

Net income per diluted common share	$111,951	79,715	$1.40

For the three months ended March 30, 2019 and March 31, 2018, the Company had 0.1 million and 0.3 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

11 Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(105,697)	$(9,869)	$(2,405)	$(117,971)
Other comprehensive income, net of tax	7,522	8	1,797	9,327

Balance at March 30, 2019	$(98,175)	$(9,861)	$(608)	$(108,644)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

12 Retirement Plans

The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other (expense) income in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three months ended March 30, 2019 and March 31, 2018 is as follows (in thousands):

	Three Months Ended
	March 30, 2019			March 31, 2018
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$142	$1,082	$142	$132	$1,374
Interest cost	13	159	434	1,619	156	428
Expected return on plan assets	—	(177)	(543)	(2,785)	(178)	(493)
Net amortization:
Prior service credit	—	(5)	(37)	—	(8)	(31)
Net actuarial loss	—	—	135	769	—	177

Net periodic pension cost (benefit)	$13	$119	$1,071	$(255)	$102	$1,455

In 2018, the Company terminated and settled its frozen U.S. defined benefit pension plan, the Waters Retirement Plan, by making lump-sum cash payments and purchasing annuity contracts for participants to permanently extinguish the pension plan’s obligations. The Company also anticipates that it will settle the Waters Retirement Restoration Plan during 2019, and the Company may incur pension accounting charges in connection with the termination of this plan.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Product net sales:
Waters instrument systems	$184,612	$198,103
Chemistry consumables	99,253	98,710
TA instrument systems	36,638	42,304

Total product sales	320,503	339,117
Service net sales:
Waters service	176,049	174,333
TA service	17,310	17,220

Total service sales	193,359	191,553

Total net sales	$513,862	$530,670

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Sales:
Asia:
China	$90,091	$93,828
Japan	43,504	42,765
Asia Other	66,917	63,687

Total Asia	200,512	200,280
Americas:
United States	149,157	146,821
Americas Other	32,711	34,889

Total Americas	181,868	181,710
Europe	131,482	148,680

Total net sales	$513,862	$530,670

Net sales by customer class are as follows for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Pharmaceutical	$294,512	$305,328
Industrial	155,218	162,330
Academic and governmental	64,132	63,012

Total net sales	$513,862	$530,670

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales recognized at a point in time:
Instrument systems	$221,250	$240,407
Chemistry consumables	99,253	98,710
Service sales recognized at a point in time (time & materials)	72,759	72,518

Total net sales recognized at a point in time	393,262	411,635
Net sales recognized over time:
Service and software sales recognized over time (contracts)	120,600	119,035

Total net sales	$513,862	$530,670

14 Recent Accounting Standard Changes and Developments

Recently Adopted Accounting Standards

In February 2016, accounting guidance was issued regarding the accounting for leases. This new comprehensive lease standard amends various aspects of existing accounting guidance for leases. The core principle of the new guidance requires lessees to present the assets and liabilities that arise from leases on their balance sheets. This guidance was effective for annual and interim reporting periods beginning after December 15, 2018. The Company has adopted this standard using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The adoption of this standard did have a material effect on the Company’s balance sheet by recording a right-of-use lease asset and lease liabilities in the amount $100 million as of January 1, 2019; however, it did not have a material impact on the Company’s results of operations, cash flows and retained earnings.

In March 2017, accounting guidance was issued to amend the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amortization period for certain callable debt securities was shortened to end at the earliest call date. This guidance was effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard as of January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2018, accounting guidance was issued to address the impact of the 2017 Tax Act on items recorded in accumulated other comprehensive income. Current accounting guidance requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect recorded in income from continuing operations, even if the related tax effects were originally recognized in other comprehensive income, the new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. This guidance was effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard as of January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

In August 2018, accounting guidance was issued that modifies the disclosure requirements of fair value measurements. The amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosure and add disclosure requirements identified as relevant. This guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.

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

The Company’s operating results are as follows for the three months ended March 30, 2019 and March 31, 2018 (dollars in thousands, except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018	% change
Revenues:
Product sales	$320,503	$339,117	(5%)
Service sales	193,359	191,553	1%

Total net sales	513,862	530,670	(3%)
Costs and operating expenses:
Cost of sales	221,031	221,421	—
Selling and administrative expenses	134,339	130,407	3%
Research and development expenses	35,060	34,480	2%
Purchased intangibles amortization	2,281	1,659	37%
Litigation settlement	—	(1,672)	100%

Operating income	121,151	144,375	(16%)
Operating income as a % of sales	23.6%	27.2%
Other (expense) income	(525)	346	(252%)
Interest expense, net	(3,248)	(4,172)	(22%)

Income before income taxes	117,378	140,549	(16%)
Provision for income taxes	8,392	28,598	(71%)

Net income	$108,986	$111,951	(3%)

Net income per diluted common share	$1.51	$1.40	8%

In the first quarter of 2019, the Company’s net sales decreased 3% as compared to the first quarter of 2018, with foreign currency translation reducing sales growth by 3%. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year. Instrument system sales decreased 8% in the quarter, as a result of weaker demand for our products by our customers due to uncertainty caused by macroeconomic impacts relating to Brexit and governmental policy changes in certain regions. Foreign currency translation decreased instrument system sales by 2%. Recurring revenues (combined sales of precision chemistry consumables and services) increased 1% in the quarter, as a result of a larger installed base of customers and higher billing demand for service sales. In the first quarter of 2019, recurring revenues were negatively impacted by foreign currency translation which lowered sales by 3% as well as one less calendar day as compared to the first quarter of 2018.

Geographically, the Company’s sales were flat in Asia and the Americas, and decreased 12% in Europe, with the effect of foreign currency translation negatively impacting sales growth in Europe and Asia by 7% and 2%, respectively, during the first quarter of 2019. In the first quarter of 2019, China sales declined 4%, primarily as a result of economic uncertainty stemming from governmental policy in our food and pharmaceutical markets. Sales in the U.S. increased 2% and sales in Asia Other increased 5%, despite India’s sales declining 1%. Foreign currency translation negatively impacted India’s sales growth by 7% in the first quarter of 2019.

During the first quarter of 2019, sales to pharmaceutical customers declined 4%, with the effect of foreign currency translation decreasing sales growth by 4%, primarily driven by the negative effect of foreign currency translation in Europe and India of 8% and 10%, respectively. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, declined 4% and were driven by a 9% decline in TA sales. During the first quarter of 2019, combined sales to academic and governmental customers increased 2%, which was driven by sales growth in the U.S. and Europe.

Operating income was $121 million in the first quarter of 2019, a decrease of 16% as compared to the first quarter of 2018. This decrease was primarily a result of the effect of lower sales volumes in the first quarter of 2019. Operating income in the first quarter of 2019 also included $8 million of severance-related costs in connection with a reduction in workforce. In addition, operating income in the first quarter of 2018 included the benefit of a $2 million litigation settlement.

The Company generated $176 million of net cash flows from operations in the first quarter of both 2019 and 2018. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $26 million and $16 million in the first quarter of 2019 and 2018, respectively. The first quarter of 2019 includes $7 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $26 million on this facility through the end of the first quarter of 2019 and anticipates spending a total of $215 million to build and equip this new state-of-the-art manufacturing facility.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. During the first quarters of 2019 and 2018, the Company repurchased $747 million and $275 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations

Sales by Geography

Geographic sales information is presented below for the three months ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	% change
Net Sales:
Asia:
China	$90,091	$93,828	(4%)
Japan	43,504	42,765	2%
Asia Other	66,917	63,687	5%

Total Asia	200,512	200,280	—
Americas:
United States	149,157	146,821	2%
Americas Other	32,711	34,889	(6%)

Total Americas	181,868	181,710	—
Europe	131,482	148,680	(12%)

Total net sales	$513,862	$530,670	(3%)

In the first quarter of 2019, sales decreased in China primarily as a result of economic uncertainty caused by certain regulatory changes in our food and pharmaceutical markets. The increase in sales in Japan for the first quarter was driven by TA products and services despite a 3% decrease due to the effect of foreign currency translation. Sales in the rest of Asia were driven by service revenues and LC-MS instrument systems, primarily to pharmaceutical customers. Sales growth in the U.S. was driven by recurring revenues and sales to industrial, academic and governmental customers. Sales declines in the rest of the Americas were broad-based across all product and customer classes, primarily in South America. The sales decline in Europe was primarily attributed to the effect of foreign currency translation, which decreased sales 7% for the quarter.

Net sales by customer class are presented below for the three months ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	% change
Pharmaceutical	$294,512	$305,328	(4%)
Industrial	155,218	162,330	(4%)
Academic and governmental	64,132	63,012	2%

Total net sales	$513,862	$530,670	(3%)

In the first quarter of 2019, the decline in sales to pharmaceutical customers was primarily due to a negative impact from the effect of foreign currency translation, which decreased sales to pharmaceutical customers by 4%, as well as a slower release of capital budgets by our customers due to uncertain macroeconomic conditions due to Brexit, particularly in Europe, and regulatory changes in our food and pharmaceutical markets in China. The decline in sales to industrial customers in the quarter is primarily due to a 9% decline in TA sales. The increase in sales to academic and governmental customers was broad-based across all product classes, with increases in the U.S. and Europe being offset by declines in other regions.

Waters Products and Services Net Sales

Net sales for Waters products and services are as follows for the three months ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 30, 2019	% of Total	March 31, 2018	% of Total	% change

Waters instrument systems	$184,612	40%	$198,103	42%	(7%)
Chemistry consumables	99,253	22%	98,710	21%	1%

Total Waters product sales	283,865	62%	296,813	63%	(4%)
Waters service	176,049	38%	174,333	37%	1%

Total Waters net sales	$459,914	100%	$471,146	100%	(2%)

The effect of foreign currency translation decreased Waters sales by 3% for the quarter. Precision chemistry consumables sales increased in the first quarter of 2019 on the uptake in columns and application-specific testing kits and were driven by sales in the U.S. and China primarily to pharmaceutical customers. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers and broad-based across all geographic regions, except in Europe, where a 7% decline in service was impacted by a 6% decrease due to the effect of foreign currency translation. Waters recurring revenues were also negatively impacted by one less calendar day and the negative impact of foreign currency translation which lowered sales by 3% in the first quarter of 2019 as compared to the first quarter of 2018. Waters instrument system sales (LC and MS technology-based) decreased in all major geographical regions, primarily due to lower sales to pharmaceutical and industrial customers due to uncertainty caused by macroeconomic conditions relating to Brexit and other regulatory changes in certain regions.

In the first quarter of 2019, Waters sales increased 1% in the Americas, were flat in Asia and decreased 10% in Europe. Within Asia, Waters sales decreased 4% in China, were flat in Japan and increased 6% in the rest of Asia. Waters sales in Europe were negatively impacted by 7% due to the effect of foreign currency translation.

TA Product and Services Net Sales

Net sales for TA products and services are as follows for the three months ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 30, 2019	% of Total	March 31, 2018	% of Total	% change

TA instrument systems	$36,638	68%	$42,304	71%	(13%)
TA service	17,310	32%	17,220	29%	1%

Total TA net sales	$53,948	100%	$59,524	100%	(9%)

The decline in TA instrument system sales in the first quarter of 2019 was primarily due to lower customer demand due to the timing of the release of capital budgets by our customers and was broad-based across all TA technologies. TA service sales increased in the quarter due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA’s sales 1% in the first quarter of 2019.

In the first quarter of 2019, TA sales were flat in Asia and decreased 5% and 30% in the Americas and Europe, respectively. Within Asia, a 25% increase in Japan was offset by declines of 8% and 2% in China and the rest of Asia, respectively.

Cost of Sales

Cost of sales for the first quarter of 2019 were flat as compared to the first quarter of 2018 due to a change in sales mix and lower manufacturing efficiencies on lower sales volumes. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to negatively impact gross profit for the remainder of 2019.

Selling and Administrative Expenses

Selling and administrative expenses increased 3% in the first quarter of 2019 as compared to the first quarter of 2018. Selling and administrative expenses were impacted by higher merit compensation costs and $8 million of severance-related costs in connection with a reduction in workforce. In addition, the effect of foreign currency translation reduced selling and administrative expenses by 5% in the first quarter of 2019.

As a percentage of net sales, selling and administrative expenses were 26.1% and 24.6% for the first quarters of 2019 and 2018, respectively.

Research and Development Expenses

Research and development expenses increased 2% in the first quarter of 2019, primarily as a result of merit compensation and costs associated with new products and the development of new technology initiatives. In addition, the effect of foreign currency translation decreased research and development expenses by 2% in the quarter on the Company’s U.K.-based research and development expenses, as the British pound weakened against the U.S. dollar as compared to the first quarter of 2018.

Litigation Settlement

In the second quarter of 2017, the Company incurred an $11 million litigation provision related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million.

Interest Expense, Net

The decrease in net interest expense in 2019 was primarily attributable to lower interest income on lower cash, cash equivalents and investment balances, lower interest expense on lower outstanding debt balances and the additional interest income from the three-year U.S.-to-Euro interest rate cross-currency swap agreements entered into during the second half of 2018.

Provision for Income Taxes

The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of March 30, 2019. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the quarter in 2019 and 2018 by $4 million and $6 million, respectively, and increased the Company’s net income per diluted share by $0.06 and $0.07, respectively.

The Company’s effective tax rate for the 2019 and 2018 quarters was 7.1% and 20.3%, respectively. The income tax provision includes a $7 million and $6 million income tax benefit related to stock-based compensation for the three months ended March 30, 2019 and March 31, 2018, respectively. The effective tax rate for the 2019 quarter includes a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act (the “2017 Tax Act”). This income tax benefit decreased the effective tax rate by 2.9 percentage points for the 2019 quarter. The effective tax rate for the 2018 quarter includes $12 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This additional income tax expense increased the effective tax rate by 8.9 percentage points for the 2018 quarter. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$108,986	$111,951
Depreciation and amortization	24,764	28,640
Stock-based compensation	9,941	9,892
Deferred income taxes	1,442	1,071
Change in accounts receivable	59,331	40,588
Change in inventories	(44,438)	(28,101)
Change in accounts payable and other current liabilities	(33,485)	(34,258)
Change in deferred revenue and customer advances	57,539	45,096
Effect of the 2017 Tax Act	(3,229)	12,450
Other changes	(5,072)	(11,488)

Net cash provided by operating activities	175,779	175,841
Net cash provided by investing activities	434,039	895,839
Net cash used in financing activities	(723,134)	(1,006,065)
Effect of exchange rate changes on cash and cash equivalents	2,006	8,588

(Decrease) increase in cash and cash equivalents	$(111,310)	$74,203

Cash Flow from Operating Activities

Net cash provided by operating activities was $176 million during both the three months ended March 30, 2019 and March 31, 2018. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•

The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 88 days at March 30, 2019 as compared to 85 days at March 31, 2018.

•

The changes in inventory were primarily attributable to anticipated annual increases in sales volumes, as well as new product launches and a build of safety stock inventory in advance of the Brexit decision.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities

Net cash provided by investing activities totaled $434 million in the three months ended March 30, 2019 compared to net cash provided by investing activities that totaled $896 million in the three months ended March 31, 2018. Additions to fixed assets and capitalized software were $26 million and $16 million in the first three months of 2019 and 2018, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art manufacturing facility, which will be paid for with existing cash and investments. The Company does not expect to issue any debt in relation to this expansion. The Company has incurred $11 million of costs associated with the construction of this facility during the first quarter of 2019, and has incurred a total of $26 million through the end of the first quarter 2019.

During the three months ended March 30, 2019 and March 31, 2018, the Company purchased $27 million and $170 million of investments, respectively, while $486 million and $1,085 million of investments matured, respectively, and were used for financing activities described below.

Cash Flow from Financing Activities

During the three months ended March 30, 2019 and March 31, 2018, the Company’s net debt borrowings were flat and decreased by $750 million, respectively. During the three months ended March 31, 2018, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). As of March 30, 2019, the Company had a total of $1,149 million in outstanding debt, which consisted of $560 million in outstanding senior unsecured notes, $300 million borrowed under a term loan and $290 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of March 30, 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,208 million after outstanding letters of credit. As of March 30, 2019, the Company was in compliance with all debt covenants.

In February 2019, certain defined terms related to the subsidiary guarantors were amended in the 2017 Credit Agreement and senior unsecured note agreements. In addition, the Company amended the senior unsecured note agreements to allow the Company to elect an increase in the permitted leverage ratio from 3.50:1 to 4.0:1, for a period of three consecutive quarters, for a material acquisition of $400 million or more. During the period of time where the leverage ratio exceeds 3.50:1, the interest payable on the senior unsecured notes shall increase by 0.50%. The debt covenants in the senior unsecured note agreements were also modified to address the change in accounting guidance for leases.

In 2018 and April 2019, the Company entered into $410 million of U.S.-to-Euro interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $12 million annually over the three-year term of the agreements.

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This new program replaced the remaining amounts available from the pre-existing program. During the first quarter of 2019 and 2018, the Company repurchased $745 million and $275 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $8 million of common stock related to the vesting of restricted stock units during both the three months ended March 30, 2019 and March 31, 2018. The Company expects to increase its share repurchase activity in 2019 as compared to 2018 and intends to use existing cash and investments, cash flows from operations and, as needed, borrowings under its existing credit facilities to fund its repurchases under its share repurchase program.

The Company received $28 million and $24 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the three months ended March 30, 2019 and March 31, 2018, respectively.

The Company had cash, cash equivalents and investments of $1,167 million as of March 30, 2019. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $411 million held by foreign subsidiaries at March 30, 2019, of which $263 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash, cash equivalents and investments to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash, cash equivalents and investments, and the use of the Company’s revolving credit facility.

Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. The Company has conducted a post-tax reform evaluation of its capital allocation strategy and the Company is currently planning to use its existing cash, cash equivalents and investments, cash flow from operations and available debt capacity to repurchase up to $4 billion of the Company’s common stock over the next two years. The Company is currently planning to increase its outstanding debt balances up to approximately 2.5 times the Company’s net debt-to-earnings before interest, taxes, depreciation and amortization ratio to fund a significant portion of these share repurchases. In addition, as of December 31, 2018, the Company determined that it will provide income taxes on all future foreign earnings and reverse its historical assertion that its foreign earnings were permanently invested. However, the Company will continue to be permanently reinvested in relation to the cumulative historical outside basis difference that is not related to the unremitted earnings. There have been no other significant changes to the Company’s financial position.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends

A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. The Company reviewed its contractual obligations and commercial commitments as of March 30, 2019 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form 10-K.

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that it has meritorious arguments in its current litigation matters and that any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.

During fiscal year 2019, the Company expects to contribute a total of approximately $3 million to $6 million to its defined benefit plans, excluding the U.S. defined benefit pension plans.

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

Critical Accounting Policies and Estimates

In the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 30, 2019. The Company did not make any changes in those policies during the three months ended March 30, 2019.

New Accounting Pronouncements

Please refer to Note 14, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, may contain forward-looking statements with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of new or proposed tariff or trade regulations or changes in the interpretation or enforcement of existing regulations; the impact of foreign currency translation on financial results; development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of costs associated with developing new technologies and bringing these new technologies to market; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of the 2017 Tax Act in the U.S.; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.

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

•

Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of new or proposed tariff or trade regulations or changes in the interpretation or enforcement of existing regulations; the U.K. voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors or geographies, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of March 30, 2019, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.

The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 30, 2019 and December 31, 2018, $411 million out of $1,167 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $263 million out of $1,167 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 30, 2019 and December 31, 2018, respectively. As of March 30, 2019, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of March 30, 2019 would decrease by approximately $26 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

There have been no other material changes in the Company’s market risk during the three months ended March 30, 2019. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer (principal executive officer and principal financial officer), with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2019 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

No change was identified in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There have been no material changes in the Company’s legal proceedings during the three months ended March 30, 2019 as described in Item 3 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Item 1A: Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. The Company reviewed its risk factors as of March 30, 2019 and determined that there were no material changes from the ones set forth in the Form 10-K. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by the Company during the three months ended March 30, 2019 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2019 to January 26, 2019	923	$196.31	923	$3,968,621
January 27, 2019 to February 23, 2019	1,085	$232.20	1,059	$3,722,869
February 24, 2019 to March 30, 2019	1,324	$243.34	1,316	$3,402,436

Total	3,332	$226.68	3,298	$3,402,436

(1)	The Company repurchased 34 thousand shares of common stock at a cost of $8 million related to the vesting of restricted stock units during the three months ended March 30, 2019.
(2)

In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year period. This new program replaced the remaining amounts available under the pre-existing authorization.

Item 6: Exhibits

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

(*)

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

Date: May 3, 2019