Form 10-Q
period 2019-06-29
WATERS CORP /DE/
filed 2019-07-31
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 29, 2019
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
(
508)
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
of the Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of the registrant’s common stock as of July 26, 2019:
66,759,444

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1:	Financial Statements

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 29, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$587,998	$796,280
Investments	87,775	938,944
Accounts receivable, net	518,520	568,316
Inventories	351,552	291,569
Other current assets	74,556	68,054

Total current assets	1,620,401	2,663,163
Property, plant and equipment, net	368,878	343,083
Intangible assets, net	244,094	246,902
Goodwill	355,890	355,614
Operating lease assets	91,060	—
Other assets	142,599	118,664

Total assets	$2,822,922	$3,727,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$100,295	$178
Accounts payable	67,397	68,168
Accrued employee compensation	36,464	64,545
Deferred revenue and customer advances	220,711	164,965
Current operating lease liabilities	25,106	—
Accrued treasury stock repurchases	9,874	23,005
Accrued income taxes	38,517	22,943
Accrued warranty	11,583	12,300
Other current liabilities	101,749	92,827

Total current liabilities	611,696	448,931
Long-term liabilities:
Long-term debt	1,048,394	1,148,172
Long-term income tax liabilities	393,297	430,866
Long-term operating lease liabilities	66,713	—
Long-term portion of retirement benefits	55,825	55,853
Other long-term liabilities	90,752	76,346

Total long-term liabilities	1,654,981	1,711,237

Total liabilities	2,266,677	2,160,168
Commitments and contingencies (Notes 6, 7, 8 and 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, no ne issued at June 29, 2019 and December 31, 2018	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 160,841 and 160,472 shares issued, 67,620 and 73,115 shares outstanding at June 29, 2019 and December 31, 2018, respectively	1,608	1,605
Additional paid-in capital	1,883,958	1,834,741
Retained earnings	6,248,601	5,995,205
Treasury stock, at cost, 93,221 and 87,357 shares at June 29, 2019 and December 31, 2018, respectively	(7,462,826)	(6,146,322)
Accumulated other comprehensive loss	(115,096)	(117,971)

Total stockholders’ equity	556,245	1,567,258

Total liabilities and stockholders’ equity	$2,822,922	$3,727,426

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
	(In thousands, except per share data)
Revenues:
Product sales	$387,265	$388,869
Service sales	211,897	207,350

Total net sales	599,162	596,219
Costs and operating expenses:
Cost of product sales	156,975	159,979
Cost of service sales	92,571	83,156
Selling and administrative expenses	133,208	136,645
Research and development expenses	36,490	35,644
Purchased intangibles amortization	2,264	1,602

Total costs and operating expenses	421,508	417,026

Operating income	177,654	179,193
Other expense	(342)	(1,828)
Interest expense	(11,448)	(11,692)
Interest income	5,871	8,888

Income before income taxes	171,735	174,561
Provision for income taxes	27,325	18,884

Net income	$144,410	$155,677

Net income per basic common share	$2.09	$2.00
Weighted-average number of basic common shares	68,989	77,833
Net income per diluted common share	$2.08	$1.98
Weighted-average number of diluted common shares and equivalents	69,494	78,438

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
	(In thousands, except per share data)
Revenues:
Product sales	$707,768	$727,986
Service sales	405,256	398,903

Total net sales	1,113,024	1,126,889
Costs and operating expenses:
Cost of product sales	289,365	300,445
Cost of service sales	181,212	164,111
Selling and administrative expenses	267,547	267,052
Research and development expenses	71,550	70,124
Purchased intangibles amortization	4,545	3,261
Litigation settlement	—	(1,672)

Total costs and operating expenses	814,219	803,321

Operating income	298,805	323,568
Other expense	(867)	(1,482)
Interest expense	(23,011)	(25,530)
Interest income	14,186	18,554

Income before income taxes	289,113	315,110
Provision for income taxes	35,717	47,482

Net income	$253,396	$267,628

Net income per basic common share	$3.60	$3.42
Weighted-average number of basic common shares	70,331	78,330
Net income per diluted common share	$3.57	$3.39
Weighted-average number of diluted common shares and equivalents	70,904	79,041

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)		(In thousands)
Net income	$144,410	$155,677	$253,396	$267,628
Other comprehensive (loss) income:
Foreign currency translation	(7,031)	(47,159)	491	(23,246)
Unrealized gains (losses) on investments before income taxes	710	1,453	3,054	(1,523)
Income tax (expense) benefit	(157)	164	(704)	257

Unrealized gains (losses) on investments, net of tax	553	1,617	2,350	(1,266)
Retirement liability adjustment before reclassifications	(41)	669	(102)	284
Amounts reclassified to other income	90	909	183	1,816

Retirement liability adjustment before income taxes	49	1,578	81	2,100
Income tax expense	(23)	(306)	(47)	(422)

Retirement liability adjustment, net of tax	26	1,272	34	1,678
Other comprehensive (loss) income	(6,452)	(44,270)	2,875	(22,834)

Comprehensive income	$137,958	$111,407	$256,271	$244,794

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$253,396	$267,628
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19,255	18,971
Deferred income taxes	1,632	(2,992)
Depreciation	28,704	30,585
Amortization of intangibles	24,911	25,251
Change in operating assets and liabilities:
Decrease in accounts receivable	52,508	36,591
Increase in inventories	(62,200)	(33,877)
Increase in other current assets	(11,627)	(15,264)
Increase in other assets	(15,060)	(2,857)
Decrease in accounts payable and other current liabilities	(10,439)	(77,848)
Increase in deferred revenue and customer advances	54,672	40,134
Effect of the 2017 Tax & Jobs Act	(3,229)	12,450
Decrease in other liabilities	(29,720)	(22,215)

Net cash provided by operating activities	302,803	276,557
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(65,188)	(36,831)
Investment in unaffiliated companies	(4,750)	(3,215)
Purchases of investments	(35,523)	(513,342)
Maturities and sales of investments	890,524	1,759,770

Net cash provided by investing activities	785,063	1,206,382
Cash flows from financing activities:
Proceeds from debt issuances	363	226
Payments on debt	(245)	(850,000)
Proceeds from stock plans	30,129	34,845
Purchases of treasury shares	(1,329,635)	(553,144)
Proceeds from (payments for) derivative contracts	4,654	(2,158)

Net cash used in financing activities	(1,294,734)	(1,370,231)
Effect of exchange rate changes on cash and cash equivalents	(1,414)	(12,823)

(Decrease) increase in cash and cash equivalents	(208,282)	99,885
Cash and cash equivalents at beginning of period	796,280	642,319

Cash and cash equivalents at end of period	$587,998	$742,204

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance March 31, 2018	160,200	$1,602	$1,779,142	$5,513,362	$(5,090,581)	$(88,631)	$2,114,894
Net income	—	—	—	155,677	—	—	155,677
Other comprehensive loss	—	—	—	—	—	(44,270)	(44,270)
Issuance of common stock for employees:
Employee Stock Purchase Plan	14	—	2,486	—	—	—	2,486
Stock options exercised	83	1	8,071	—	—	—	8,072
Treasury stock	—	—	—	—	(270,774)	—	(270,774)
Stock-based compensation	1	—	9,009	—	—	—	9,009

Balance June 30, 2018	160,298	$1,603	$1,798,708	$5,669,039	$(5,361,355)	$(132,901)	$1,975,094

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance March 30, 2019	160,825	$1,608	$1,872,216	$6,104,191	$(6,901,629)	$(108,644)	$967,742
Net income	—	—	—	144,410	—	—	144,410
Other comprehensive loss	—	—	—	—	—	(6,452)	(6,452)
Issuance of common stock for employees:
Employee Stock Purchase Plan	15	—	2,498	—	—	—	2,498
Treasury stock	—	—	—	—	(561,197)	—	(561,197)
Stock-based compensation	1	—	9,244	—	—	—	9,244

Balance June 29, 2019	160,841	$1,608	$1,883,958	$6,248,601	$(7,462,826)	$(115,096)	$556,245

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788
Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	267,628	—	—	267,628
Other comprehensive loss	—	—	—	—	—	(22,834)	(22,834)
Issuance of common stock for employees:
Employee Stock Purchase Plan	24	—	4,051	—	—	—	4,051
Stock options exercised	305	3	30,778	—	—	—	30,781
Treasury stock	—	—	—	—	(553,144)	—	(553,144)
Stock-based compensation	124	2	18,791	—	—	—	18,793

Balance June 30, 2018	160,298	$1,603	$1,798,708	$5,669,039	$(5,361,355)	$(132,901)	$1,975,094

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258
Net income	—	—	—	253,396	—	—	253,396
Other comprehensive income	—	—	—	—	—	2,875	2,875
Issuance of common stock for employees:
Employee Stock Purchase Plan	25	—	4,168	—	—	—	4,168
Stock options exercised	239	2	26,097	—	—	—	26,099
Treasury stock	—	—	—	—	(1,316,504)	—	(1,316,504)
Stock-based compensation	105	1	18,952	—	—	—	18,953

Balance June 29, 2019	160,841	$1,608	$1,883,958	$6,248,601	$(7,462,826)	$(115,096)	$556,245

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1 Basis of Presentation and Summary of Significant Accounting Policies
Waters Corporation (the “Company,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. The Company has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC
TM
” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together (“LC-MS”) and sold as integrated instrument systems using common software platforms. LC is a standard technique and is utilized in a broad range of industries to detect, identify, monitor and measure the chemical, physical and biological composition of materials, and to purify a full range of compounds. MS technology, principally in conjunction with chromatography, is employed in drug discovery and development, including clinical trial testing, the analysis of proteins in disease processes (known as “proteomics”), nutritional safety analysis and environmental testing. LC-MS instruments combine a liquid phase sample introduction and separation system with mass spectrometric compound identification and quantification. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA
TM
product line. These instruments are used in predicting the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids for various industrial, consumer goods and healthcare products, as well as for life science research. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2019 and 2018 ended on June 29, 2019 and June 30, 2018, respectively.
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
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 29, 2019 and December 31, 2018, $421 million out of $676 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $256 million out of $676 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at June 29, 2019 and December 31, 2018, respectively.
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
The following is a summary of the activity of the Company’s allowance for doubtful accounts for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deduction	Period
Allowance for Doubtful Accounts
June 29, 2019	$7,663	$3,793	$(3,426)	$8,030
June 30, 2018	$6,109	$1,825	$(1,778)	$6,156

Other Investments
During the six months ended June 29, 2019 and June 30, 2018, the Company made investments in unaffiliated companies of
$5
million and $
3
 million, respectively.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 29, 2019 and December 31, 2018. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 29, 2019 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	June 29,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$66,225	$—	$66,225	$—
Corporate debt securities	94,335	—	94,335	—
Time deposits	57,964	—	57,964	—
Waters 401(k) Restoration Plan assets	33,278	33,278	—	—
Foreign currency exchange contracts	164	—	164	—
Interest rate cross-currency swap agreements	1,098	—	1,098	—

Total	$253,064	$33,278	$219,786	$—

Liabilities:
Contingent consideration	$2,707	$—	$—	$2,707
Foreign currency exchange contracts	292	—	292	—

Total	$2,999	$—	$292	$2,707

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$164,315	$—	$164,315	$—
Foreign government securities	3,463	—	3,463	—
Corporate debt securities	723,059	—	723,059	—
Time deposits	108,638	—	108,638	—
Waters 401(k) Restoration Plan assets	33,104	33,104	—	—
Foreign currency exchange contracts	503	—	503	—
Interest rate cross-currency swap agreements	1,093		1,093

Total	$1,034,175	$33,104	$1,001,071	$—

Liabilities:
Contingent consideration	$2,476	$—	$—	$2,476
Foreign currency exchange contracts	224	—	224	—

Total	$2,700	$—	$224	$2,476

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
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million and $2 million at June 29, 2019 and December 31, 2018, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $510 million at both June 29, 2019 and December 31, 2018, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $512 million and $502 million at June 29, 2019 and December 31, 2018, respectively, using Level 2 inputs.
Derivative Transactions
The Company is a global company that operates in over 35 countries and, as a result, the Company’s net sales, cost of sales, operating expenses and balance sheet amounts are significantly impacted by fluctuations in foreign currency exchange rates.
The Company is exposed to currency price risk on foreign currency exchange rate fluctuations when it translates its
non-U.S.
dollar foreign subsidiaries’ financial statements into U.S. dollars and when any of the Company’s subsidiaries purchase or sell products or services in a currency other than its own currency.
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

CONDENSED N
OTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In 2019, the Company entered into additional interest rate cross-currency swap derivative agreements with an aggregate notional value of $110 million and contract terms between one and three years. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations
.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	June 29, 2019		December 31, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$31,270	$164	$112,212	$503
Other current liabilities	$124,346	$292	$40,175	$224
Interest rate cross-currency swap agreements:
Other assets	$410,000	$1,098	$300,000	$1,093
Accumulated other comprehensive income		$(1,098)		$(1,093)

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial	Three Months Ended		Six Months Ended
	Statement	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	Classification
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$136	$(4,096)	$(407)	$(2,158)
Unrealized losses on open contracts	Cost of sales	(3,044)	(105)	(2,518)	(1,092)

Cumulative net pre-tax losses	Cost of sales	$(2,908)	$(4,201)	$(2,925)	$(3,250)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,923	$—	$5,150	$—
Unrealized (losses) gains
on open contracts	Stockholders’ equity	$(6,022)	$—	$1,098	$—

CONDENSED N
OTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
– (Continued)

Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the six months ended June 29, 2019 and June 30, 2018, the Company repurchased 5.9 million and 2.7 million shares of the Company’s outstanding common stock at a cost of $1.3 billion and $546 million, respectively, under the January 2019 authorization and other previously announced programs. As of June 29, 2019, the Company had repurchased an aggregate of 5.1 million shares at a cost of $1.2 billion under the January 2019 repurchase program and had a total of $2.8 billion authorized for future repurchases. In addition, the Company repurchased $8 million of common stock related to the vesting of restricted stock units during both the six months ended June 29, 2019 and June 30, 2018, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions.
As of June 29, 2019, the Company accrued $10
million as a result of treasury stock purchases that were settled in the third quarter of 2019.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
June 29, 2019	$12,300	$3,571	$(4,288)	$11,583
June 30, 2018	$13,026	$3,588	$(4,115)	$12,499

Restructuring and Other Charges
In January 2019, the Company made organizational changes to better align our resources with our growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 1% of the Company’s employees. The Company recorded $1 million and $
9
million of severance and related costs during the three and six months ended June 29, 2019, respectively.
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
The Company recognizes revenue on product sales at the time control of the product transfers to the customer. In substantially all of the Company’s arrangements, title of the product transfers at shipping point and, as a result, the Company determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the products arrive at the customer site. All incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of

CONDENSED N
OTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
– (Continued)

sales. In situations where the control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. Accordingly, such costs are recognized when control of the related goods is transferred to the customer. In more rare situations, the Company has revenue associated with products that contain specific customer acceptance criteria and the related revenue is not recognized before the customer acceptance criteria are satisfied. The Company elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions and collected by the Company from a customer
.
Generally, the Company’s contracts for products include a performance obligation related to installation. The Company has determined that the installation represents a distinct performance obligation and revenue is recognized separately upon the completion of installation. The Company determines the amount of the transaction price to allocate to the installation service based on the standalone selling price of the product and the service, which requires judgment. The Company determines relative standalone selling price of installation based upon a number of factors, including hourly service billing rates and estimated installation hours. In developing these estimates, the Company considers past history, competition, billing rates of current services and other factors.
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
Service revenue includes (1) service and software maintenance contracts and (2) service calls (time and materials). Instrument service contracts and software maintenance contracts are typically annual contracts, which are billed at the beginning of the contract or maintenance period. The amount of the service and software maintenance contract is recognized on a straight-line basis to revenue over the maintenance service period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.
The Company’s deferred revenue liabilities on the consolidated balance sheets consists of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended June 29, 2019 and June 30, 2018 (in thousands):

	June 29, 2019	June 30, 2018
Balance at the beginning of the period	$204,257	$192,590
Recognition of revenue included in balance at beginning of the period	(172,949)	(138,227)
Revenue deferred during the period, net of revenue recognized	229,162	186,392

Balance at the end of the period	$260,470	$240,755

The Company classified
$40
million and $
39
 million of deferred revenue and customer advances in other long-term liabilities at June 29, 2019 and December 31, 2018, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

June 29, 2019
Deferred revenue and customer advances expected to be recognized in:
One year or less	$220,711
13-24 months	21,962
25 months and beyond	17,797

Total	$260,470

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	June 29, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$66,221	$4	$—	$66,225
Corporate debt securities	94,331	37	(33)	94,335
Time deposits	57,964	—	—	57,964

Total	$218,516	$41	$(33)	$218,524

Amounts included in:
Cash equivalents	$130,744	$5	$—	$130,749
Investments	87,772	36	(33)	87,775

Total	$218,516	$41	$(33)	$218,524

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$164,619	$16	$(320)	$164,315
Foreign government securities	3,486	1	(24)	3,463
Corporate debt securities	725,778	41	(2,760)	723,059
Time deposits	108,638	—	—	108,638

Total	$1,002,521	$58	$(3,104)	$999,475

Amounts included in:
Cash equivalents	$60,532	$—	$(1)	$60,531
Investments	941,989	58	(3,103)	938,944

Total	$1,002,521	$58	$(3,104)	$999,475

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	June 29, 2019	December 31, 2018
Due in one year or less	$211,124	$797,649
Due after one year through three years	7,400	201,826

Total	$218,524	$999,475

4 Inventories
Inventories are classified as follows (in thousands):

	June 29, 2019	December 31, 2018
Raw materials	$120,601	$111,641
Work in progress	17,283	15,552
Finished goods	213,668	164,376

Total inventories	$351,552	$291,569

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $356 million at both June 29, 2019 and December 31, 2018.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	June 29, 2019			December 31, 2018
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$471,701	$323,030	5 years	$454,307	$307,634	5 years
Purchased intangibles	201,442	148,603	11 years	201,566	144,184	11 years
Trademarks and IPR&D	13,691	—	—	13,677	—	—
Licenses	5,581	5,118	6 years	5,568	4,875	6 years
Patents and other intangibles	79,483	51,053	8 years	77,753	49,276	8 years

Total	$771,898	$527,804	7 years	$752,871	$505,969	7 years

The gross carrying value of both intangible assets and accumulated amortization for intangible assets decreased by $2 million in the six months ended June 29, 2019 due to the effects of foreign currency translation. Amortization expense for intangible assets was $
12
million for both the three months ended June 29, 2019 and June 30, 2018. Amortization expense for intangible assets was $
25
 million for both the six months ended June 29, 2019 and June 30, 2018. Amortization expense for intangible assets is estimated to be $50 million per year for each of the next five years.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Debt
In November 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) that provides for a $1.5 billion revolving facility and a $300 million term loan. The revolving facility and term loan both mature on November 30, 2022 and require no scheduled prepayments before that date.
The interest rates applicable to the 2017 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (1) the prime rate in effect on such day, (2) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (3) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate or EURIBO rate for Euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for LIBO rate or EURIBO rate loans.
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
As of both June 29, 2019 and December 31, 2018, the Company had a total of $560 million of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for Series H and J senior unsecured notes. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
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
In 2018, the Company entered into
three-year
interest rate cross-currency swap derivative agreements with an aggregate notional value of $300 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. In 2019, the Company entered into additional
 interest rate cross-currency swap derivative agreements with an aggregate
notional value of $110
million and contract terms between one and three years. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at June 29, 2019 and December 31, 2018 (in thousands):

	June 29, 2019	December 31, 2018
Foreign subsidiary lines of credit	$295	$178
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	—

Total notes payable and debt, current	100,295	178
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Credit agreement	590,000	590,000
Unamortized debt issuance costs	(1,606)	(1,828)

Total long-term debt	1,048,394	1,148,172

Total debt	$1,148,689	$1,148,350

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of both June 29, 2019 and December 31, 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,208 million after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.74% and 3.83% at June 29, 2019 and December 31, 2018, respectively. As of June 29, 2019, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $
106
million and $90 million at June 29, 2019 and December 31, 2018, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.88% for June 29, 2019 and December 31, 2018, respectively.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of June 29, 2019. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the six months ended June 29, 2019 and June 30, 2018 by $9 million and $13 million, respectively, and increased the Company’s net income per diluted share by $0.13 and $0.17, respectively.
The Company’s effective tax rate for the three months ended June 29, 2019 and June 30, 2018 was 15.9% and 10.8%, respectively.
The increase in the effective income tax rate can be attributed to a
$
9

million reduction in the three months ended June 30, 2018 income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act and an additional
$
1
 million tax benefit related to stock-based compensation. This reduction in income tax expense decreased the effective tax rate by
5.6
percentage points for the three months ended June
30
,
2018
. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the six months ended June 29, 2019 and June 30, 2018 was 12.4% and 15.1%, respectively. The effective tax rate for the six months ended June 29, 2019 includes a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act (the “2017 Tax Act”). This

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

income tax benefit decreased the effective tax rate by 1.0 percentage points for the six months ended June 29, 2019. The effective tax rate for the six months ended June 30, 2018 includes $4 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This additional income tax expense increased the effective tax rate by 1.3 percentage points for the six months ended June 30, 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.

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
The following is a summary of the activity of the Company’s uncertain tax positions for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	June 29, 2019	June 30, 2018
Balance at the beginning of the period	$26,108	$5,843
Net reductions for lapse of statutes taken during the period	(105)	(191)
Net additions for tax positions taken during the current period	801	408

Balance at the end of the period	$26,804	$6,060

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2013. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2014 may still be adjusted upon examination by tax authorities if the attributes are utilized. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of June 29, 2019, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s operating leases consist of property leases for sales, demonstration, laboratory, warehouse and office spaces, automotive leases for sales and service personnel and equipment leases, primarily used in our manufacturing and distribution operations. The lease policies described below were effective as of January
1
,
2019
. For leases with terms greater than
12
months, the Company recorded the related
right-of-use
asset and lease liability obligation at the present value of lease payments over the term of the leases. Some of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments. A certain number of these leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the Company’s determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable costs when incurred.
In addition, the Company’s lease agreements that contain lease and non-lease components are generally accounted for as a single lease component. The Company has elected not to apply the recognition requirements of the new accounting guidance to leases with terms less than 12 months. For these leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. As of June 29, 2019 and December 31, 2018, the Company does not have leases that are classified as finance leases.
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

As of June 29, 2019, the Company has lease agreements that expire at various dates through 2033, with a weighted-average remaining lease term of 4.9 years. Rental expense was $9 million for the three months ended June 29, 2019 under the new lease accounting standard and $8
million for the three months ended June 30, 2018 under the previous lease accounting standard. Rental expense was $18 million for the six months ended June 29, 2019 under the new lease accounting standard and $15 million for the six months ended June 30, 2018 under the previous lease accounting standard. As of June 29, 2019, the weighted-average discount rate used to determine the present value of lease liabilities was 3.94%.
Cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was
$
18
 million during the six months ended June 29, 2019.

The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

	Financial Statement Classification	June 29, 2019
Assets:
Property operating lease assets	Operating lease assets	$61,646
Automobile operating lease assets	Operating lease assets	27,217
Equipment operating lease assets	Operating lease assets	2,197

Total lease assets		$91,060

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$25,106
Long-term operating lease liabilities	Long-term operating lease liabilities	66,713

Total lease liabilities		$91,819

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Undiscounted future minimum rents payable as of June 29, 2019 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2019 (remaining 6 months)	$14,291
2020	24,596
2021	16,296
2022	10,462
2023	5,875
2024 and thereafter	31,161

Total future minimum lease payments	102,681
Less: amount of lease payments representing interest	(10,862)

Present value of future minimum lease payments	91,819
Less: current operating lease liabilities	(25,106)

Long-term operating lease liabilities	$66,713

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
The consolidated statements of operations for the three and six months ended June 29, 2019 and June 30, 2018 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of sales	$567	$603	$1,142	$1,208
Selling and administrative expenses	7,402	7,639	15,527	16,123
Research and development expenses	1,345	837	2,586	1,640

Total stock-based compensation	$9,314	$9,079	$19,255	$18,971

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
The relevant data used to determine the value of the stock options granted during the six months ended June 29, 2019 and June 30, 2018 are as follows:

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	June 29, 2019	June 30, 2018
Options issued in thousands	139	140
Risk-free interest rate	2.5%	2.7%
Expected life in years	5	6
Expected volatility	24.3%	23.2%
Expected dividends	—	—

	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	June 29, 2019	June 30, 2018
Exercise price	$231.30	$205.97
Fair value	$61.85	$58.26
The following table summarizes stock option activity for the plans for the six months ended June 29, 2019 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2018	1,790	$38.09	to	$208.47	$142.47
Granted	139	$183.41	to	$238.52	$231.30
Exercised	(239)	$38.09	to	$208.47	$110.07
Canceled	(56)	$113.36	to	$194.26	$153.14

Outstanding at June 29, 2019	1,634	$61.63	to	$238.52	$154.40

Restricted Stock
During the six months ended June 29, 2019, the Company granted five thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $183.41.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended June 29, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	304	$153.31
Granted	83	$236.28
Vested	(103)	$138.61
Forfeited	(15)	$167.10

Unvested at June 29, 2019	269	$183.77

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

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the six months ended June 29, 2019 and June 30, 2018 are as follows:

	Six Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	June 29, 2019	June 30, 2018
Performance stock units issued (in thousands)	13	16
Risk-free interest rate	2.4%	2.0%
Expected life in years	2.8	2.8
Expected volatility	23.5%	23.4%
Average volatility of peer companies	26.2%	25.8%
Correlation coefficient	34.2%	37.2%
Expected dividends	—	—

The following table summarizes the unvested performance stock unit award activity for the six months ended June 29, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	100	$212.34
Granted	13	$372.68
Forfeited	(6)	$208.58

Unvested at June 29, 2019	107	$232.79

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 29, 2019
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$144,410	68,989	$2.09
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	505	(0.01)

Net income per diluted common share	$144,410	69,494	$2.08

	Three Months Ended June 30, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$155,677	77,833	$2.00
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	605	(0.02)

Net income per diluted common share	$155,677	78,438	$1.98

	Six Months Ended June 29, 2019
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$253,396	70,331	$3.60
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	573	(0.03)

Net income per diluted common share	$253,396	70,904	$3.57

	Six Months Ended June 30, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$267,628	78,330	$3.42
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	711	(0.03)

Net income per diluted common share	$267,628	79,041	$3.39

For both the three and six months ended June 29, 2019 and the three and six months ended June 30, 2018, the Company had 0.1 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(105,697)	$(9,869)	$(2,405)	$(117,971)
Other comprehensive income, net of tax	491	34	2,350	2,875

Balance at June 29, 2019	$(105,206)	$(9,835)	$(55)	$(115,096)

12 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and six months ended June 29, 2019 and June 30, 2018 is as follows (in thousands):

	Three Months Ended
	June 29, 2019			June 30, 2018
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$108	$1,075	$142	$151	$1,339
Interest cost	10	230	430	1,627	162	416
Expected return on plan assets	—	(177)	(538)	(630)	(175)	(481)
Net amortization:
Prior service credit	—	(5)	(37)	—	(2)	(32)
Net actuarial loss	—	—	132	772	—	171

Net periodic pension cost	$10	$156	$1,062	$1,911	$136	$1,413

	Six Months Ended
	June 29, 2019			June 30, 2018
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$250	$2,157	$284	$283	$2,713
Interest cost	23	389	864	3,246	318	844
Expected return on plan assets	—	(354)	(1,081)	(3,415)	(353)	(974)
Net amortization:
Prior service credit	—	(10)	(74)	—	(10)	(63)
Net actuarial loss	—	—	267	1,541	—	348

Net periodic pension cost	$23	$275	$2,133	$1,656	$238	$2,868

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

During fiscal year 2019, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans.
13 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has two operating segments: Waters
TM
and TA
TM
.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Product net sales:
Waters instrument systems	$238,777	$239,928	$423,389	$438,031
Chemistry consumables	100,292	99,129	199,545	197,839
TA instrument systems	48,196	49,812	84,834	92,116

Total product sales	387,265	388,869	707,768	727,986
Service net sales:
Waters service	192,048	188,248	368,097	362,581
TA service	19,849	19,102	37,159	36,322

Total service sales	211,897	207,350	405,256	398,903

Total net sales	$599,162	$596,219	$1,113,024	$1,126,889

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Sales:
Asia:
China	$112,796	$109,709	$202,887	$203,537
Japan	45,958	43,183	89,462	85,948
Asia Other	80,081	84,013	146,998	147,700

Total Asia	238,835	236,905	439,347	437,185
Americas:
United States	173,940	161,485	323,097	308,306
Americas Other	32,835	36,641	65,546	71,530

Total Americas	206,775	198,126	388,643	379,836
Europe	153,552	161,188	285,034	309,868

Total net sales	$599,162	$596,219	$1,113,024	$1,126,889

Net sales by customer class are as follows for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Pharmaceutical	$350,145	$338,354	$644,657	$643,682
Industrial	176,109	183,664	331,327	345,994
Academic and governmental	72,908	74,201	137,040	137,213

Total net sales	$599,162	$596,219	$1,113,024	$1,126,889

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales recognized at a point in time:
Instrument systems	$286,973	$289,740	$508,223	$530,147
Chemistry consumables	100,292	99,129	199,545	197,839
Service sales recognized at a point in time (time & materials)	84,807	80,397	157,566	152,915

Total net sales recognized at a point in time	472,072	469,266	865,334	880,901
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	127,090	126,953	247,690	245,988

Total net sales	$599,162	$596,219	$1,113,024	$1,126,889

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
In August 2018, accounting guidance was issued to address the capitalization of implementation costs associated with hosting arrangements that meet the definition of a service contract. The new guidance clarified that the internal-use software capitalization guidance should be used to determine when implementation costs are capitalizable. This guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company elected to prospectively adopt this guidance as of January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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
Business and Financial Overview
The Company has two operating segments: Waters
TM
and TA
TM
. Waters products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC
TM
” and together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.
The Company’s operating results are as follows for the three and six months ended June 29, 2019 and June 30, 2018 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% change	June 29, 2019	June 30, 2018	% change
Revenues:
Product sales	$387,265	$388,869	—	$707,768	$727,986	(3%)
Service sales	211,897	207,350	2%	405,256	398,903	2%

Total net sales	599,162	596,219	—	1,113,024	1,126,889	(1%)
Costs and operating expenses:
Cost of sales	249,546	243,135	3%	470,577	464,556	1%
Selling and administrative expenses	133,208	136,645	(3%)	267,547	267,052	—
Research and development expenses	36,490	35,644	2%	71,550	70,124	2%
Purchased intangibles amortization	2,264	1,602	41%	4,545	3,261	39%
Litigation settlement	—	—	—	—	(1,672)	100%

Operating income	177,654	179,193	(1%)	298,805	323,568	(8%)
Operating income as a % of sales	29.7%	30.1%		26.8%	28.7%

Other expense	(342)	(1,828)	(81%)	(867)	(1,482)	(41%)
Interest expense, net	(5,577)	(2,804)	99%	(8,825)	(6,976)	27%

Income before income taxes	171,735	174,561	(2%)	289,113	315,110	(8%)
Provision for income taxes	27,325	18,884	45%	35,717	47,482	(25%)

Net income	$144,410	$155,677	(7%)	$253,396	$267,628	(5%)

Net income per diluted common share	$2.08	$1.98	5%	$3.57	$3.39	5%

The Company’s sales were flat for the second quarter of 2019 as compared to the second quarter of 2018 and decreased 1% for the first half of 2019 as compared to the first half of 2018. Foreign currency translation decreased sales growth by 2% for both the second quarter and first half of 2019. Recent acquisitions did not have an impact on sales growth in either the second quarter or first half of 2019. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales decreased 1% and 4% for the second quarter and first half of 2019, respectively, as a result of weaker demand for our products by our customers due to uncertainty caused by macroeconomic impacts relating to Brexit and governmental policy changes in certain regions. Foreign currency translation decreased instrument system sales by 1% and 2% for the second quarter and first half of 2019, respectively. Recurring revenues (combined sales of precision chemistry consumables and services) increased 2% and 1% for the second quarter and first half of 2019, respectively, as a result of a larger installed base of customers and higher billing demand for service sales. In the second quarter and first half of 2019, recurring revenues were negatively impacted by foreign currency translation which lowered sales by 2% and 3%, respectively, as well as one less calendar day as compared to the first half of 2018.

In the second quarter of 2019, the Company’s sales increased 4% in the Americas and 1% in Asia, while sales decreased 5% in Europe. For the first half of 2019, the Company’s sales increased 2% in the Americas, were flat in Asia and decreased 8% in Europe. Sales growth in the Americas was driven by increases in the U.S. of 8% and 5% for the second quarter and first half of 2019, respectively, which were partially offset by declines in Latin America of 14% and 13%, respectively, due to lower levels of customer spending. Sales growth in Asia was driven by sales growth in Japan of 6% and 4% for the second quarter and first half of 2019, respectively, which were offset by declines in India in both the second quarter and first half of 2019, primarily caused by the effect of foreign currency translation. China sales increased 3% in the second quarter of 2019, but were flat for the first half due to economic uncertainty in the first quarter of 2019 stemming from governmental policy in our food and pharmaceutical markets. Sales in Europe were impacted by weak demand in Eastern Europe and the effect of foreign currency translation, which reduced the sales growth rate by 3% and 5% for the second quarter and first half of 2019, respectively.
Sales to pharmaceutical customers increased 3% for the second quarter of 2019 and were flat for the first half of 2019, with the effect of foreign currency translation decreasing sales growth by 2% and 3%, respectively. Sales to pharmaceutical customers were driven by an increasing need for global access to prescription drugs and testing of newer and more complex biologic drugs. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, declined 4% for both the second quarter and first half of 2019, with the effect of foreign currency translation decreasing sales growth by 1% for both the second quarter and first half of 2019. Sales to our industrial customers have been negatively impacted by lower customer demand for our LC, MS and TA instrument systems. Combined sales to academic and governmental customers decreased 2% in the second quarter of 2019 and were flat for the first half of 2019, primarily due to the timing of the release of funds by governments and the negative effect of foreign currency translation, which decreased sales growth by 2% for both the second quarter and first half of 2019.
Operating income decreased 1% and 8% for the second quarter and first half of 2019, respectively. These decreases were primarily a result of the unfavorable effect of foreign currency translation, as well as $1 million and $9 million of severance-related costs in connection with a reduction in workforce in the second quarter and first half of 2019, respectively. In addition, operating income in the first half of 2018 included the benefit of a $2 million litigation settlement.
The Company generated $303 million and $277 million of net cash flows from operations in the first half of 2019 and 2018, respectively. This increase in operating cash flow was primarily a result of a $15 million litigation settlement payment in 2018 that did not recur.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $65 million and $37 million in the first half of 2019 and 2018, respectively. The first half of 2019 includes $33 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $48 million on this facility through the end of the first half of 2019 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility. During the first half of 2019 and 2018, the Company made $5 million and $3 million of investments in unaffiliated companies, respectively.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During the first six months of 2019 and 2018, the Company repurchased $1.3 billion and $546 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and six months ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% change	June 29, 2019	June 30, 2018	% change
Net Sales:
Asia:
China	$112,796	$109,709	3%	$202,887	$203,537	—
Japan	45,958	43,183	6%	89,462	85,948	4%
Asia Other	80,081	84,013	(5%)	146,998	147,700	—

Total Asia	238,835	236,905	1%	439,347	437,185	—
Americas:
United States	173,940	161,485	8%	323,097	308,306	5%
Americas Other	32,835	36,641	(10%)	65,546	71,530	(8%)

Total Americas	206,775	198,126	4%	388,643	379,836	2%
Europe	153,552	161,188	(5%)	285,034	309,868	(8%)

Total net sales	$599,162	$596,219	—	$1,113,024	$1,126,889	(1%)

In the second quarter and first half of 2019, sales in China were negatively impacted by economic uncertainty caused by certain regulatory changes in our food and pharmaceutical markets. The increase in sales in Japan was driven by double-digit growth in TA products and services, as well as strong performance by Waters products and services. Sales in Asia Other were driven by
LC-MS
instrument systems, primarily to academic and governmental customers. Sales growth in the U.S. was broad-based across all product and customer classes, while sales declines in the rest of the Americas and Europe were broad-based across all product and customer classes due to macroeconomic conditions. Sales in Europe were also negatively impacted by the effect of foreign currency translation, which decreased sales 3% and 5% for the second quarter and first half of 2019, respectively.
Net sales by customer class are presented below for the three and six months ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% change	June 29, 2019	June 30, 2018	% change
Pharmaceutical	$350,145	$338,354	3%	$644,657	$643,682	0%
Industrial	176,109	183,664	(4%)	331,327	345,994	(4%)
Academic and governmental	72,908	74,201	(2%)	137,040	137,213	0%

Total net sales	$599,162	$596,219	0%	$1,113,024	$1,126,889	(1%)

In the second quarter and first half of 2019, sales to pharmaceutical customers were negatively impacted by the effect of foreign currency translation, which decreased sales to pharmaceutical customers by 2% and 3%, respectively, as well as a slower release of capital budgets by our customers due to uncertain macroeconomic conditions due to Brexit, particularly in Europe, and regulatory changes in our food and pharmaceutical markets in China. The decline in sales to industrial customers in the second quarter was primarily due to weaker demand for our
LC-MS
instruments, while the decline in the first half of 2019 was primarily due to a 5% decline in TA sales. The decrease in sales to academic and governmental customers was broad-based across all product classes, with increases in North America and Asia Other being offset by declines in other regions.

Waters Products and Services Net Sales
Net sales for Waters products and services are as follows for the three and six months ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended
	June 29, 2019	% of Total	June 30, 2018	% of Total	% change

Waters instrument systems	$238,777	45%	$239,928	46%	—
Chemistry consumables	100,292	19%	99,129	18%	1%

Total Waters product sales	339,069	64%	339,057	64%	—
Waters service	192,048	36%	188,248	36%	2%

Total Waters net sales	$531,117	100%	$527,305	100%	1%

	Six Months Ended
	June 29, 2019	% of Total	June 30, 2018	% of Total	% change

Waters instrument systems	$423,389	43%	$438,031	44%	(3%)
Chemistry consumables	199,545	20%	197,839	20%	1%

Total Waters product sales	622,934	63%	635,870	64%	(2%)
Waters service	368,097	37%	362,581	36%	2%

Total Waters net sales	$991,031	100%	$998,451	100%	(1%)

The effect of foreign currency translation decreased Waters sales by 2% for both the second quarter and first half of 2019. Waters service sales benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers. Precision chemistry consumables sales increased on the uptake in columns and application-specific testing kits and were driven by sales in the U.S. and China primarily to pharmaceutical customers. Waters recurring revenues were also negatively impacted by the negative impact of foreign currency translation which lowered sales by 3% in both the second quarter and first half of 2019 as compared to the second quarter and first half of 2018, as well as one less calendar day in the first half of 2019. Waters instrument system sales (LC and MS technology-based) decreased in all major geographical regions, primarily due to lower sales to pharmaceutical and industrial customers due to uncertainty caused by macroeconomic conditions relating to Brexit and other regulatory changes in certain regions.
In the second quarter of 2019, Waters sales increased 4% in the Americas, 2% in Asia and decreased 4% in Europe, where the effect of foreign currency decreased sales by 3%. Within Asia, Waters sales increased 2% and 5% in China and Japan, respectively, and were flat in the rest of Asia. In the first half of 2019, Waters sales increased 2% in the Americas, 1% in Asia and decreased 7% in Europe, where the effect of foreign currency decreased sales by 5%. Within Asia, Waters sales were flat in China and increased 2% in both Japan and the rest of Asia.

TA Product and Services Net Sales
Net sales for TA products and services are as follows for the three and six months ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended
	June 29, 2019	% of Total	June 30, 2018	% of Total	% change

TA instrument systems	$48,196	71%	$49,812	72%	(3%)
TA service	19,849	29%	19,102	28%	4%

Total TA net sales	$68,045	100%	$68,914	100%	(1%)

	Six Months Ended
	June 29, 2019	% of Total	June 30, 2018	% of Total	% change

TA instrument systems	$84,834	70%	$92,116	72%	(8%)
TA service	37,159	30%	36,322	28%	2%

Total TA net sales	$121,993	100%	$128,438	100%	(5%)

The decline in TA instrument system sales was primarily due to lower customer demand resulting from macroeconomic conditions, tariff posturing and political instability. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation decreased TA sales 1% for both the second quarter and first half of 2019.
In the second quarter of 2019, TA sales increased 9% in the Americas, but decreased 10% in Europe and 7% in Asia. For the first half of 2019, TA sales increased 2% in the Americas, but decreased 19% in Europe and 4% in Asia. TA’s sales in the U.S. increased 12% and 4% in the second quarter and first half of 2019, respectively. TA sales in Europe were negatively impacted by the effect of foreign currency translation, which decreased sales 3% and 4% in second quarter and first half of 2019, respectively. Within Asia, TA sales growth in Japan and China were offset by declines in the rest of Asia.
Cost of Sales
Cost of sales for the second quarter and first half of 2019 increased 3% and 1%, respectively, as compared to the second quarter and first half of 2018 due to a change in sales mix. The effect of foreign currency translation had a slight impact on the second quarter of 2019, but increased cost of sales by 2% for the first half of 2019. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to negatively impact gross profit for the remainder of 2019.
Selling and Administrative Expenses
Selling and administrative expenses decreased 3% for the second quarter and were flat year-to-date.
Selling and administrative expenses were impacted by higher merit compensation costs, as well as $1 million and $9 million of severance-related costs in connection with a reduction in workforce in the second quarter and first half of 2019, respectively. In addition, the effect of foreign currency translation decreased selling and administrative expenses by 3% and 4% for the second quarter and first half of 2019, respectively.
As a percentage of net sales, selling and administrative expenses were 22.2% and 24.0% for the 2019 quarter and year-to-date,
respectively, and 22.9% and 23.7% for the 2018 quarter and
year-to-date,
respectively.

Research and Development Expenses
Research and development expenses increased 2% in both the second quarter and first half of 2019, primarily as a result of merit compensation and costs associated with new products and the development of new technology initiatives. The effect of foreign currency translation decreased research and development expenses by 3% for both the second quarter and first half of 2019 on the Company’s U.K.-based research and development expenses, as the British pound weakened against the U.S. dollar as compared to the second quarter and first half of 2018.
Litigation Settlement
In the second quarter of 2017, the Company incurred an $11 million litigation provision related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million.
Interest Expense, Net
The increase in net interest expense in the second quarter and first half of 2019 was primarily attributable to lower interest income on lower cash, cash equivalents and investment balances, offset by the additional interest income from the
U.S.-to-Euro
interest rate cross-currency swap agreements entered into during the second half of 2018 and second quarter of 2019.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates are 21%, 12.5%, 19% and 17%, respectively, as of June 29, 2019. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the first half of 2019 and 2018 by $9 million and $13 million, respectively, and increased the Company’s net income per diluted share by $0.13 and $0.17, respectively.
The Company’s effective tax rate for the second quarter of 2019 and 2018 was 15.9% and 10.8%, respectively. The increase in the effective income tax rate can be attributed to a $9 million reduction in the second quarter 2018 income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act and an additional $1 million tax benefit related to stock-based compensation. This reduction in income tax expense decreased the effective tax rate by 5.6 percentage points for the second quarter of 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the first half of 2019 and 2018 was 12.4% and 15.1%, respectively. The effective tax rate for the first half of 2019 includes a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act (the “2017 Tax Act”). This income tax benefit decreased the effective tax rate by 1.0 percentage points for the first half of 2019. The effective tax rate for the first half of 2018 includes $4 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This additional income tax expense increased the effective tax rate by 1.3 percentage points for the first half of 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net income	$253,396	$267,628
Depreciation and amortization	53,615	55,836
Stock-based compensation	19,255	18,971
Deferred income taxes	1,632	(2,992)
Change in accounts receivable	52,508	36,591
Change in inventories	(62,200)	(33,877)
Change in accounts payable and other current liabilities	(10,439)	(77,848)
Change in deferred revenue and customer advances	54,672	40,134
Effect of the 2017 Tax Act	(3,229)	12,450
Other changes	(56,407)	(40,336)

Net cash provided by operating activities	302,803	276,557
Net cash provided by investing activities	785,063	1,206,382
Net cash used in financing activities	(1,294,734)	(1,370,231)
Effect of exchange rate changes on cash and cash equivalents	(1,414)	(12,823)

(Decrease) increase in cash and cash equivalents	$(208,282)	$99,885

Cash Flow from Operating Activities
Net cash provided by operating activities was $303 million and $277 million during the six months ended June 29, 2019 and June 30, 2018, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:
•	The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 79 days at June 29, 2019 as compared to 75 days at June 30, 2018.

•	The changes in inventory were primarily attributable to anticipated annual increases in sales volumes, as well as new product launches and a build of safety stock inventory in advance of the Brexit decision.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities
Net cash provided by investing activities totaled $785 million in the six months ended June 29, 2019 compared to net cash provided by investing activities that totaled $1,206 million in the six months ended June 30, 2018. Additions to fixed assets and capitalized software were $65 million and $37 million in the first half of 2019 and 2018, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company has incurred $33 million of costs associated with the construction of this facility during the first half of 2019, and has incurred a total of $48 million through the end of the second quarter 2019.
During the six months ended June 29, 2019 and June 30, 2018, the Company purchased $36 million and $513 million of investments, respectively, while $891 million and $1,760 million of investments matured, respectively, and were used for financing activities described below.

Cash Flow from Financing Activities
During the six months ended June 29, 2019 and June 30, 2018, the Company’s net debt borrowings were flat and decreased by $850 million, respectively. During the six months ended June 30, 2018, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). As of June 29, 2019, the Company had a total of $1,149 million in outstanding debt, which consisted of $560 million in outstanding senior unsecured notes, $300 million borrowed under a term loan and $290 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of June 29, 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,208 million after outstanding letters of credit. As of June 29, 2019, the Company was in compliance with all debt covenants.
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
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the first half of 2019 and 2018, the Company repurchased $1,321 million and $546 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $8 million of common stock related to the vesting of restricted stock units during both the six months ended June 29, 2019 and June 30, 2018. The Company expects to increase its share repurchase activity in 2019 as compared to 2018 and intends to use existing cash and investments, cash flows from operations and, as needed, borrowings under its existing credit facilities to fund its repurchases under its share repurchase program.
The Company received $30 million and $35 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the six months ended June 29, 2019 and June 30, 2018, respectively.
The Company had cash, cash equivalents and investments of $676 million as of June 29, 2019. The majority of the Company’s cash, cash equivalents and investments are generated from foreign operations, with $421 million held by foreign subsidiaries at June 29, 2019, of which $256 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash, cash equivalents and investments to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash, cash equivalents and investments, and the use of the Company’s revolving credit facility.
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
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. The Company reviewed its contractual obligations and commercial commitments as of June 29, 2019 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K/A.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 29, 2019. The Company did not make any changes in those policies during the six months ended June 29, 2019.
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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of June 29, 2019, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 29, 2019 and December 31, 2018, $421 million out of $676 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $256 million out of $676 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at June 29, 2019 and December 31, 2018, respectively. As of June 29, 2019, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of June 29, 2019 would decrease by approximately $26 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the six months ended June 29, 2019. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2019 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1:
 Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended June 29, 2019 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. The Company reviewed its risk factors as of June 29, 2019 and determined that there were no material changes from the ones set forth in the Form
10-K/A.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended June 29, 2019 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
March 31, 2019 to April 27, 2019	721	$241.08	721	$3,228,622
April 28, 2019 to May 25, 2019	728	$211.17	728	$3,074,898
May 26, 2019 to June 29, 2019	1,129	$206.95	1,129	$2,841,274

Total	2,578	$217.69	2,578	$2,841,274

(1)	The Company’s repurchase activity related to the vesting of restricted stock units during the three months ended June 29, 2019 was insignificant.

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

101
The following materials from Waters Corporation’s Quarterly Report on Form

10-Q

for the quarter ended June 29, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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

Date: July 31, 2019