Form 10-Q
period 2019-09-28
WATERS CORP /DE/
filed 2019-10-30
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019
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
of the Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of the registrant’s common stock as of
October 25
,
2019: 64,434,377

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:
 Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$404,649	$796,280
Investments	—	938,944
Accounts receivable, net	504,865	568,316
Inventories	368,790	291,569
Other current assets	65,602	68,054

Total current assets	1,343,906	2,663,163
Property, plant and equipment, net	381,496	343,083
Intangible assets, net	237,610	246,902
Goodwill	353,938	355,614
Operating lease assets	85,112	—
Other assets	159,203	118,664

Total assets	$2,561,265	$3,727,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$100,058	$178
Accounts payable	64,805	68,168
Accrued employee compensation	33,040	64,545
Deferred revenue and customer advances	197,401	164,965
Current operating lease liabilities	23,936	—
Accrued treasury stock repurchases	18,016	23,005
Accrued income taxes	49,576	22,943
Accrued warranty	11,477	12,300
Other current liabilities	98,844	92,827

Total current liabilities	597,153	448,931
Long-term liabilities:
Long-term debt	1,255,601	1,148,172
Long-term income tax liabilities	393,863	430,866
Long-term operating lease liabilities	61,372	—
Long-term portion of retirement benefits	55,386	55,853
Other long-term liabilities	82,390	76,346

Total long-term liabilities	1,848,612	1,711,237

Total liabilities	2,445,765	2,160,168
Commitments and contingencies (Notes 6, 7, 8 and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at September 28, 2019 and December 31, 2018	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 160,869 and 160,472 shares issued, 65,117 and 73,115 shares outstanding at September 28, 2019 and December 31, 2018, respectively	1,609	1,605
Additional paid-in capital	1,897,771	1,834,741
Retained earnings	6,386,734	5,995,205
Treasury stock, at cost, 95,752 and 87,357 shares at September 28, 2019 and December 31, 2018, respectively	(8,051,033)	(6,146,322)
Accumulated other comprehensive loss	(119,581)	(117,971)

Total stockholders’ equity	115,500	1,567,258

Total liabilities and stockholders’ equity	$2,561,265	$3,727,426

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
	(In thousands, except per share data)
Revenues:
Product sales	$370,573	$378,522
Service sales	206,705	199,499

Total net sales	577,278	578,021
Costs and operating expenses:
Cost of product sales	149,793	155,825
Cost of service sales	91,262	85,314
Selling and administrative expenses	126,036	126,997
Research and development expenses	34,333	35,173
Purchased intangibles amortization	2,619	2,114
Litigation provision	—	924

Total costs and operating expenses	404,043	406,347

Operating income	173,235	171,674
Other expense	(496)	(811)
Interest expense	(11,456)	(11,435)
Interest income	3,455	9,802

Income before income taxes	164,738	169,230
Provision for income taxes	26,605	28,216

Net income	$138,133	$141,014
Net income per basic common share	$2.09	$1.84
Weighted-average number of basic common shares	66,226	76,575
Net income per diluted common share	$2.07	$1.83
Weighted-average number of diluted common shares and equivalents	66,768	77,136

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(In thousands, except per share data)
Revenues:
Product sales	$1,078,341	$1,106,508
Service sales	611,961	598,402

Total net sales	1,690,302	1,704,910
Costs and operating expenses:
Cost of product sales	439,158	456,270
Cost of service sales	272,474	249,425
Selling and administrative expenses	393,583	394,049
Research and development expenses	105,883	105,297
Purchased intangibles amortization	7,164	5,375
Litigation settlement	—	(748)

Total costs and operating expenses	1,218,262	1,209,668

Operating income	472,040	495,242
Other expense	(1,363)	(2,293)
Interest expense	(34,467)	(36,965)
Interest income	17,641	28,356

Income before income taxes	453,851	484,340
Provision for income taxes	62,322	75,698

Net income	$391,529	$408,642

Net income per basic common share	$5.68	$5.26
Weighted-average number of basic common shares	68,952	77,741
Net income per diluted common share	$5.63	$5.21
Weighted-average number of diluted common shares and equivalents	69,533	78,395

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)		(In thousands)
Net income	$138,133	$141,014	$391,529	$408,642
Other comprehensive (loss) income:
Foreign currency translation	(4,894)	5,309	(4,403)	(17,937)
Unrealized (losses) gains on investments before income taxes	(8)	1,631	3,046	108
Income tax benefit (expense)	2	(382)	(702)	(125)

Unrealized (losses) gains on investments, net of tax	(6)	1,249	2,344	(17)
Retirement liability adjustment before reclassifications	267	(177)	165	107
Amounts reclassified to other income	88	904	271	2,720

Retirement liability adjustment before income taxes	355	727	436	2,827
Income tax benefit (expense)	60	(177)	13	(599)

Retirement liability adjustment, net of tax	415	550	449	2,228
Other comprehensive (loss) income	(4,485)	7,108	(1,610)	(15,726)

Comprehensive income	$133,648	$148,122	$389,919	$392,916

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$391,529	$408,642
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	28,917	28,184
Deferred income taxes	1,817	278
Depreciation	42,168	44,710
Amortization of intangibles	38,151	38,101
Change in operating assets and liabilities:
Decrease in accounts receivable	57,897	36,893
Increase in inventories	(83,973)	(47,826)
Increase in other current assets	(6,259)	(21,091)
Increase in other assets	(9,302)	(3,251)
Decrease in accounts payable and other current liabilities	(493)	(93,637)
Increase in deferred revenue and customer advances	34,926	23,085
Effect of the 2017 Tax Cuts & Jobs Act	(3,229)	12,450
Decrease in other liabilities	(40,957)	(3,641)

Net cash provided by operating activities	451,192	422,897
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(110,205)	(64,215)
Asset acquisitions	—	(31,486)
Investment in unaffiliated companies	(7,250)	(7,615)
Purchases of investments	(35,523)	(908,147)
Maturities and sales of investments	978,419	2,269,181

Net cash provided by investing activities	825,441	1,257,718
Cash flows from financing activities:
Proceeds from debt issuances	600,362	10
Payments on debt	(390,482)	(850,000)
Payments of debt issuance costs	(2,932)	—
Proceeds from stock plans	34,311	42,377
Purchases of treasury shares	(1,909,700)	(816,649)
Proceeds from (payments for) derivative contracts	6,900	(2,181)

Net cash used in financing activities	(1,661,541)	(1,626,443)
Effect of exchange rate changes on cash and cash equivalents	(6,723)	(7,118)

(Decrease) increase in cash and cash equivalents	(391,631)	47,054
Cash and cash equivalents at beginning of period	796,280	642,319

Cash and cash equivalents at end of period	$404,649	$689,373

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance June 30, 2018	160,298	$1,603	$1,798,708	$5,669,039	$(5,361,355)	$(132,901)	$1,975,094
Net income	—	—	—	141,014	—	—	141,014
Other comprehensive income	—	—	—	—	—	7,108	7,108
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	1,789	—	—	—	1,789
Stock options exercised	52	1	5,743	—	—	—	5,744
Treasury stock	—	—	—	—	(263,505)	—	(263,505)
Stock-based compensation	8	—	9,188	—	—	—	9,188

Balance September 29, 2018	160,368	$1,604	$1,815,428	$5,810,053	$(5,624,860)	$(125,793)	$1,876,432

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance June 29, 2019	160,841	$1,608	$1,883,958	$6,248,601	$(7,462,826)	$(115,096)	$556,245
Net income	—	—	—	138,133	—	—	138,133
Other comprehensive loss	—	—	—	—	—	(4,485)	(4,485)
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	1,803	—	—	—	1,803
Stock options exercised	19	—	2,378	—	—	—	2,378
Treasury stock	—	—	—	—	(588,207)	—	(588,207)
Stock-based compensation	1	1	9,632	—	—	—	9,633

Balance September 28, 2019	160,869	$1,609	$1,897,771	$6,386,734	$(8,051,033)	$(119,581)	$115,500

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788
Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	408,642	—	—	408,642
Other comprehensive loss	—	—	—	—	—	(15,726)	(15,726)
Issuance of common stock for employees:
Employee Stock Purchase Plan	34	—	5,840	—	—	—	5,840
Stock options exercised	357	4	36,521	—	—	—	36,525
Treasury stock	—	—	—	—	(816,649)	—	(816,649)
Stock-based compensation	132	2	27,979	—	—	—	27,981

Balance September 29, 2018	160,368	$1,604	$1,815,428	$5,810,053	$(5,624,860)	$(125,793)	$1,876,432

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258
Net income	—	—	—	391,529	—	—	391,529
Other comprehensive loss	—	—	—	—	—	(1,610)	(1,610)
Issuance of common stock for employees:
Employee Stock Purchase Plan	33	—	5,971	—	—	—	5,971
Stock options exercised	256	3	28,475	—	—	—	28,478
Treasury stock	—	—	—	—	(1,904,711)	—	(1,904,711)
Stock-based compensation	108	1	28,584	—	—	—	28,585

Balance September 28, 2019	160,869	$1,609	$1,897,771	$6,386,734	$(8,051,033)	$(119,581)	$115,500

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2019 and 2018 ended on September 28, 2019 and September 29, 2018, respectively.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form
10-Q
and do not include all of the information and footnote disclosures required for annual financial statements prepared in accordance with generally accepted accounting principles (“
U.S.
GAAP”) in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All inter-company balances and transactions have been eliminated.
The preparation of consolidated financial statements in conformity with
U.S.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 28, 2019 and December 31, 2018, $303 million out of $405 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $235 million out of $
405
 million and $251 million out of $
1,735
 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 28, 2019 and December 31, 2018, respectively.
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
The following is a summary of the activity of the Company’s allowance for doubtful accounts for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period
Allowance for Doubtful Accounts
September 28, 2019	$7,663	$6,014	$(5,461)	$8,216
September 29, 2018	$6,109	$2,752	$(2,175)	$6,686

Other Investments
During the nine months ended September 28, 2019 and September 29, 2018, the Company made investments in unaffiliated companies of $7 million and $8 million, respectively.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of September 28, 2019 and December 31, 2018. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at September 28, 2019 (in thousands):

	Total at September 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	213	—	213	—
Waters 401(k) Restoration Plan assets	32,796	32,796	—	—
Foreign currency exchange contracts	66	—	66	—
Interest rate cross-currency swap agreements	16,945	—	16,945	—

Total	$50,020	$32,796	$17,224	$—

Liabilities:
Contingent consideration	$2,822	$—	$—	$2,822
Foreign currency exchange contracts	826	—	826	—

Total	$3,648	$—	$826	$2,822

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Total at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$164,315	$—	$164,315	$—
Foreign government securities	3,463	—	3,463	—
Corporate debt securities	723,059	—	723,059	—
Time deposits	108,638	—	108,638	—
Waters 401(k) Restoration Plan assets	33,104	33,104	—	—
Foreign currency exchange contracts	503	—	503	—
Interest rate cross-currency swap agreements	1,093		1,093

Total	$1,034,175	$33,104	$1,001,071	$—

Liabilities:
Contingent consideration	$2,476	$—	$—	$2,476
Foreign currency exchange contracts	224	—	224	—

Total	$2,700	$—	$224	$2,476

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
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million and $2 million at September 28, 2019 and December 31, 2018, respectively, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was
$1.0 billion and
$510 million at September 28, 2019 and December 31, 2018, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.0
b
illion and $502 million at September 28, 2019 and December 31, 2018, respectively, using Level 2 inputs.
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
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	September 28, 2019		December 31, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$24,000	$66	$112,212	$503
Other current liabilities	$121,580	$826	$40,175	$224
Interest rate cross-currency swap agreements:
Other assets	$410,000	$16,945	$300,000	$1,093
Accumulated other comprehensive income		$16,945		$1,093

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial	Three Months Ended		Nine Months Ended
	Statement Classification	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency exchange contracts:
Realized losses on closed contracts	Cost of sales	$(3,340)	$(23)	$(5,858)	$(2,158)
Unrealized losses on open contracts	Cost of sales	(633)	(5)	(1,040)	(1,092)

Cumulative net pre-tax losses	Cost of sales	$(3,973)	$(28)	$(6,898)	$(3,250)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,698	$927	$7,848	$927
Unrealized gains on open contracts	Stockholders’ equity	$15,847	$767	$15,852	$767

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the nine months ended September 28, 2019 and September 29, 2018, the Company repurchased 8.6 million and 4.1 million shares of the Company’s outstanding common stock at a cost of $1.9 billion and $809 million, respectively, under the January 2019 authorization and other previously announced programs. As of September 28, 2019, the Company had repurchased an aggregate of 7.8 million shares at a cost of $1.7 billion under the January 2019 repurchase program and had a total of $2.3 billion authorized for future repurchases. In addition, the Company repurchased
$8 million and
$9 million of common stock related to the vesting of restricted stock units during the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions.
As of September 28, 2019, the Company accrued $18 million as a result of treasury stock purchases that were settled in the fourth
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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
September 28, 2019	$12,300	$5,271	$(6,094)	$11,477
September 29, 2018	$13,026	$6,068	$(6,901)	$12,193

Restructuring and Other Charges
In January 2019, the Company made organizational changes to better align our resources with our growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 1% of the Company’s employees.
Severance an
d related
costs to the Company were immaterial
 and $9 million during the three and nine months ended September 28, 2019, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	September 28, 2019	September 29, 2018
Balance at the beginning of the period	$204,257	$192,590
Recognition of revenue included in balance at beginning of the period	(174,929)	(147,310)
Revenue deferred during the period, net of revenue recognized	206,093	179,571

Balance at the end of the period	$235,421	$224,851

The Company classified $38 million and $39 million of deferred revenue and customer advances in other long-term liabilities at September 28, 2019 and December 31, 2018, respectively.

1
6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

September 28, 2019
Deferred revenue and customer advances expected to be recognized in:
One year or less	$197,401
13-24 months	21,962
25 months and beyond	16,058

Total	$235,421

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	September 28, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	213	—	—	213

Total	$213	$—	$—	$213

Amounts included in:
Cash equivalents	$213	$—	$—	$213
Total	$213	$—	$—	$213

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$164,619	$16	$(320)	$164,315
Foreign government securities	3,486	1	(24)	3,463
Corporate debt securities	725,778	41	(2,760)	723,059
Time deposits	108,638	—	—	108,638

Total	$1,002,521	$58	$(3,104)	$999,475

Amounts included in:
Cash equivalents	$60,532	$—	$(1)	$60,531
Investments	941,989	58	(3,103)	938,944

Total	$1,002,521	$58	$(3,104)	$999,475

1
7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	September 28, 2019	December 31, 2018
Due in one year or less	$213	$797,649
Due after one year through three years	—	201,826

Total	$213	$999,475

4 Inventories
Inventories are classified as follows (in thousands):

	September 28, 2019	December 31, 2018
Raw materials	$126,326	$111,641
Work in progress	20,705	15,552
Finished goods	221,759	164,376

Total inventories	$368,790	$291,569

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $354 million
and $356 million
at September 28, 2019 and December 31, 2018
, respectiv
ely
.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	September 28, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$464,983	$320,309	5 years	$454,307	$307,634	5 years
Purchased intangibles	199,441	149,017	11 years	201,566	144,184	11 years
Trademarks and IPR&D	13,581	—	—	13,677	—	—
Licenses	5,455	5,046	6 years	5,568	4,875	6 years
Patents and other intangibles	80,765	52,243	8 years	77,753	49,276	8 years

Total	$764,225	$526,615	7 years	$752,871	$505,969	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by
$20 million
and $16 millio
n, respectively,
in the nine months ended September 28, 2019 due to the effects of foreign currency translation. Amortization expense for intangible assets was $13 million and $12 million
for the three months ended September 28, 2019 and September 29, 2018
, respectively
. Amortization expense for intangible assets was $38 million for both the nine months ended September 28, 2019 and September 29, 2018. Amortization expense for intangible assets is estimated to be $50 million per year for each of the next five years.

1
8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Debt
I
n September 2019, the Company issued the following senior unsecured notes:

			Face Value
Senior Unsecured Notes	Term	Interest Rate	(in millions)	Maturity Date
Series L	7 years	3.31%	$200	September 2026
Series M	10 years	3.53%	$300	September 2029

The Company use
d
the proceeds from the issuance of the
se
s
enior
unsecured n
otes to repay other outstanding debt and for general corporate purposes. Interest on the Series L and M Senior Notes is payable semi-annually. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, plus the applicable make-whole amount for Series L and M Senior Notes, in each case, upon no more than 60 nor less than 30 days’ written notice to the holders of the Senior Notes. In the event of a change in control (as defined in the note purchase agreement
) of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Other provisions for these senior unsecured notes are similar to the existing senior unsecured notes, as described below.
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
As of September 28, 2019 and December 31, 2018, the Company had a total o
f $1.1 billion and
 $560 million
, respectively,
of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

2
0

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at September 28, 2019 and December 31, 2018 (in thousands):

	September 28, 2019	December 31, 2018
Foreign subsidiary lines of credit	$58	$178
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	—
Total notes payable and debt, current	100,058	178
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	—
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	—
Credit agreement	300,000	590,000
Unamortized debt issuance costs	(4,399)	(1,828)
Total long-term debt	1,255,601	1,148,172
Total debt	$1,355,659	$1,148,350

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

As of both September 28, 2019 and December 31, 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.5
b
illion after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.62% and 3.83% at September 28, 2019 and December 31, 2018, respectively. As of September 28, 2019, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $105 million and $90 million at September 28, 2019 and December 31, 2018, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.88% for September 28, 2019 and December 31, 2018, respectively.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates we
re 21%, 12.5%, 19% and 17%, respectively, as of September 28, 2019. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the nine months ended September 28, 2019 and September 29, 2018 by $15 million and $21 million, respectively, and increased the Company’s net income per diluted share by $0.21 and $0.26, respectively.
The Company’s effective tax rate for the three months ended September 28, 2019 and September 29, 2018 was 16.1% and 16.7%, respectively. The de
crease in the effective income tax rate can be attributed to a $2 million expense
in the three months ended September 29, 2018 related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the
Tax Cuts and Jobs Act (the “
2017 Tax Act
”)
. This
increase
in income tax expense
in
creased the effective tax rate by 1.4 percentage points for the three months ended September 29, 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

2
1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the nine months ended September 28, 2019 and September 29, 2018 was 13.7% and 15.6%, respectively. The effective tax rate for the nine months ended September 28, 2019 includes a $3 million income tax benefit related to the finalization of certain regulations relating to the
2017
Tax Act
.

This income tax benefit decreased the effective tax rate by 0.7 percentage points for the nine months ended September 28, 2019. The effective tax rate for the nine months ended September 29, 2018 includes $6 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This additional income tax expense increased the effective tax rate by 1.3 percentage points for the nine months ended September 29, 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.
The following is a summary of the activity of the Company’s uncertain tax positions for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	September 28, 2019	September 29, 2018
Balance at the beginning of the period	$26,108	$5,843
Net reductions for lapse of statutes taken during the period	(173)	(189)
Net additions for tax positions taken during the prior period	—	18,608
Net additions for tax positions taken during the current period	1,314	678

Balance at the end of the period	$27,249	$24,940

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2013. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2014 may still be adjusted upon examination by tax authorities if the attributes are utilized in open years
. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of September 28, 2019, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
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

2
2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
In addition, the Company’s lease agreements that contain lease and non-lease
components are generally accounted for as a single lease component. The Company has elected not to apply the recognition requirements of the new accounting guidance to leases with terms less than 12 months. For these leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. As of September 28, 2019 and December 31, 2018, the Company does not have leases that are classified as finance leases.
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
As of September 28, 2019, the Company has lease agreements that expire at various dates through 203
4
, with a weighted-average remaining lease term of 4.7 years. Rental expense was $9 million for the three months ended September 28, 2019 under the new lease accounting standard and $8 million for the three months ended September 29, 2018 under the previous lease accounting standard. Rental expense was $27 million for the nine months ended September 28, 2019 under the new lease accounting standard and $23 million for the nine months ended September 29, 2018 under the previous lease accounting standard. As of September 28, 2019, the weighted-average discount rate used to determine the present value of lease liabilities was 3.95%. Cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $27 million during the nine months ended September 28, 2019.

CONDENSED N
OTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

	Financial Statement Classification	September 28, 2019
Assets:
Property operating lease assets	Operating lease assets	$57,028
Automobile operating lease assets	Operating lease assets	26,122
Equipment operating lease assets	Operating lease assets	1,962

Total lease assets		$85,112

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$23,936
Long-term operating lease liabilities	Long-term operating lease liabilities	61,372

Total lease liabilities		$85,308

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Undiscounted future minimum rents payable as of September 28, 2019 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2019 (remaining 3 months)	$6,600
2020	22,727
2021	15,418
2022	8,538
2023	5,931
2024 and thereafter	38,482

Total future minimum lease payments	97,696
Less: amount of lease payments representing interest	(12,388)

Present value of future minimum lease payments	85,308
Less: current operating lease liabilities	(23,936)

Long-term operating lease liabilities	$61,372

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
The consolidated statements of operations for the three and nine months ended September 28, 2019 and September 29, 2018 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of sales	$531	$488	$1,673	$1,696
Selling and administrative expenses	7,766	6,731	23,293	22,855
Research and development expenses	1,365	1,994	3,951	3,633

Total stock-based compensation	$9,662	$9,213	$28,917	$28,184

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

The relevant data used to determine the value of the stock options granted during the nine months ended September 28, 2019 and September 29, 2018 are as follows:

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	September 28, 2019	September 29, 2018
Options issued in thousands	139	147
Risk-free interest rate	2.5%	2.7%
Expected life in years	5	6
Expected volatility	24.3%	23.2%
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	September 28, 2019	September 29, 2018
Exercise price	$231.30	$205.37
Fair value	$61.85	$57.99
The following table summarizes stock option activity for the plans for the nine months ended September 28, 2019 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2018	1,790	$38.09	to	$208.47	$142.47
Granted	139	$183.41	to	$238.52	$231.30
Exercised	(256)	$38.09	to	$208.47	$111.11
Canceled	(74)	$113.36	to	$238.52	$159.17

Outstanding at September 28, 2019	1,599	$38.09	to	$238.52	$154.44

Restricted Stock
During the nine months ended September 28, 2019, the Company granted five thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $183.41.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended September 28, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	304	$153.31
Granted	84	$235.95
Vested	(104)	$138.95
Forfeited	(23)	$168.73

Unvested at September 28, 2019	261	$184.27

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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the nine months ended September 28, 2019 and September 29, 2018 are as follows:

	Nine Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	September 28, 2019	September 29, 2018
Performance stock units issued (in thousands)	13	16
Risk-free interest rate	2.4%	2.0%
Expected life in years	2.8	2.8
Expected volatility	23.5%	23.4%
Average volatility of peer companies	26.2%	25.8%
Correlation coefficient	34.2%	37.2%
Expected dividends	—	—
The following table summarizes the unvested performance stock unit award activity for the nine months ended September 28, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	100	$212.34
Granted	13	$372.68
Forfeited	(7)	$196.87

Unvested at September 28, 2019	106	$233.03

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended September 28, 2019
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$138,133	66,226	$2.09
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	542	(0.02)

Net income per diluted common share	$138,133	66,768	$2.07

	Three Months Ended September 29, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$141,014	76,575	$1.84
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	561	(0.01)

Net income per diluted common share	$141,014	77,136	$1.83

	Nine Months Ended September 28, 2019
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$391,529	68,952	$5.68
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	581	(0.05)

Net income per diluted common share	$391,529	69,533	$5.63

	Nine Months Ended September 29, 2018
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$408,642	77,741	$5.26
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	654	(0.05)

Net income per diluted common share	$408,642	78,395	$5.21

For both the three and nine months ended September 28, 2019, the Company had 0.1 million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period.
For the three and nine months ended September 29, 2018, the Company had 0.3 million and 0.1 million stock options that were antidilutive, respectively.

These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(105,697)	$(9,869)	$(2,405)	$(117,971)
Other comprehensive (loss) income, net of tax	(4,403)	449	2,344	(1,610)

Balance at September 28, 2019	$(110,100)	$(9,420)	$(61)	$(119,581)

12 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and nine months ended September 28, 2019 and September 29, 2018 is as follows (in thousands):

	Three Months Ended
	September 28, 2019			September 29, 2018
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$124	$1,081	$142	$142	$1,311
Interest cost	—	194	426	1,622	159	406
Expected return on plan assets	—	(177)	(535)	(1,708)	(177)	(486)
Net amortization:
Prior service credit	—	(5)	(38)	—	(4)	(30)
Net actuarial loss	—	—	132	771	—	167

Net periodic pension cost	$—	$136	$1,066	$827	$120	$1,368

	Nine Months Ended
	September 28, 2019			September 29, 2018
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$374	$3,238	$426	$425	$4,024
Interest cost	23	583	1,291	4,868	477	1,250
Expected return on plan assets	—	(531)	(1,616)	(5,123)	(530)	(1,442)
Net amortization:
Prior service credit	—	(15)	(113)	—	(14)	(93)
Net actuarial loss	—	—	399	2,312	—	515

Net periodic pension cost	$23	$411	$3,199	$2,483	$358	$4,254

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
Net sales for the Company’s products and services are as follows for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Product net sales:
Waters instrument systems	$223,859	$238,986	$647,248	$677,017
Chemistry consumables	100,256	95,979	299,801	293,818
TA instrument systems	46,458	43,557	131,292	135,673

Total product sales	370,573	378,522	1,078,341	1,106,508
Service net sales:
Waters service	188,031	180,830	556,128	543,411
TA service	18,674	18,669	55,833	54,991

Total service sales	206,705	199,499	611,961	598,402

Total net sales	$577,278	$578,021	$1,690,302	$1,704,910

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Sales:
Asia:
China	$111,657	$109,713	$314,544	$313,250
Japan	46,840	43,549	136,302	129,497
Asia Other	79,278	68,934	226,276	216,634

Total Asia	237,775	222,196	677,122	659,381
Americas:
United States	164,164	170,766	487,261	479,072
Americas Other	32,294	36,037	97,840	107,567

Total Americas	196,458	206,803	585,101	586,639
Europe	143,045	149,022	428,079	458,890

Total net sales	$577,278	$578,021	$1,690,302	$1,704,910

Net sales by customer class are as follows for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Pharmaceutical	$328,227	$325,166	$972,884	$968,848
Industrial	171,352	171,985	502,679	517,979
Academic and governmental	77,699	80,870	214,739	218,083

Total net sales	$577,278	$578,021	$1,690,302	$1,704,910

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales recognized at a point in time:
Instrument systems	$270,317	$282,543	$778,540	$812,690
Chemistry consumables	100,256	95,979	299,801	293,818
Service sales recognized at a point in time (time & materials)	75,240	75,769	232,806	228,685
Total net sales recognized at a point in time	445,813	454,291	1,311,147	1,335,193
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	131,465	123,730	379,155	369,717

Total net sales	$577,278	$578,021	$1,690,302	$1,704,910

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
The Company’s operating results are as follows for the three and nine months ended September 28, 2019 and September 29, 2018 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% change	September 28, 2019	September 29, 2018	% change
Revenues:
Product sales	$370,573	$378,522	(2%)	$1,078,341	$1,106,508	(3%)
Service sales	206,705	199,499	4%	611,961	598,402	2%

Total net sales	577,278	578,021	—	1,690,302	1,704,910	(1%)
Costs and operating expenses:
Cost of sales	241,055	241,139	—	711,632	705,695	1%
Selling and administrative expenses	126,036	126,997	(1%)	393,583	394,049	—
Research and development expenses	34,333	35,173	(2%)	105,883	105,297	1%
Purchased intangibles amortization	2,619	2,114	24%	7,164	5,375	33%
Litigation provision (settlement)	—	924	(100%)	—	(748)	100%

Operating income	173,235	171,674	1%	472,040	495,242	(5%)
Operating income as a % of sales	30.0%	29.7%		27.9%	29.0%
Other expense	(496)	(811)	(39%)	(1,363)	(2,293)	(41%)
Interest expense, net	(8,001)	(1,633)	390%	(16,826)	(8,609)	95%

Income before income taxes	164,738	169,230	(3%)	453,851	484,340	(6%)
Provision for income taxes	26,605	28,216	(6%)	62,322	75,698	(18%)

Net income	$138,133	$141,014	(2%)	$391,529	$408,642	(4%)

Net income per diluted common share	$2.07	$1.83	13%	$5.63	$5.21	8%

The Company’s sales were flat for the third quarter of 2019 as compared to the third quarter of 2018 and decreased 1% for the first nine months of 2019 as compared to the first nine months of 2018. Foreign currency translation decreased sales growth by 1% and 2% for the third quarter and first nine months of 2019, respectively. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales decreased 4% for both the third quarter and first nine months of 2019 as a result of the weaker demand for our products by our customers due to uncertainty caused by macroeconomic conditions and governmental policy changes in certain regions. Foreign currency translation decreased instrument system sales by 1% for both the third quarter and first nine months of 2019. Recurring revenues (combined sales of precision chemistry consumables and services) increased 4% and 2% for the third quarter and first nine months of 2019, respectively, as a result of a larger installed base of customers and higher billing demand for service sales. In the third quarter and first nine months of 2019, recurring revenues were negatively impacted by foreign currency translation which lowered sales growth by 1% and 2%, respectively, as well as one less calendar day as compared to the first nine months of 2018.

In the third quarter of 2019, the Company’s sales increased 7% in Asia and decreased 5% in the Americas and 4% in Europe. For the first nine months of 2019, the Company’s sales were flat in the Americas, increased 3% in Asia and decreased 7% in Europe. Foreign currency translation decreased Asia’s sales growth by 1% in the first nine months of 2019 and decreased Europe’s sales growth by 4% and 5% in the third quarter and first nine months of 2019, respectively.
Sales in the Americas were impacted by sales in the U.S. which decreased 4% for the third quarter and increased 2% for the first nine months of 2019. The softer U.S. sales growth can be attributed to a decrease in capital spending on our instrument systems by our pharmaceutical customers, which was partially offset by sales to our industrial customers in the U.S., which grew 5% and 7% during the third quarter and for the first nine months of 2019, respectively. Sales in the Americas were also negatively impacted by declines in Latin America of 18% and 15% during the third quarter and first nine months of 2019, respectively, driven by political instability in both Mexico and Brazil.
The sales growth in Asia was driven by sales growth in Japan of 8% and 5% for the third quarter and first nine months of 2019, respectively, with the effect of foreign currency translation increasing Japan’s sales growth by 5% and 1%, respectively, for the third quarter and first nine months of 2019. Asia sales growth was also impacted by India as sales increased by 4% for the third quarter and decreased by 2% for the first nine months of 2019, primarily due to continued strength in the pharmaceutical market, partially offset by the effect of foreign currency translation which negatively impacted India’s sales growth by 2% and 7%, respectively, for the third quarter and first nine months of 2019. China sales increased 2% in the third quarter and were flat for the first nine months of 2019, due to economic uncertainty stemming from governmental policy in our food and pharmaceutical markets. Sales in Europe were impacted by weak demand in Western Europe caused by the political uncertainties of Brexit and the effect of foreign currency translation, which reduced the sales growth rate by 4% and 5% for the third quarter and first nine months of 2019, respectively.
Sales to pharmaceutical customers increased 1% for the third quarter of 2019 and were flat for the first nine months of 2019, with the effect of foreign currency translation decreasing sales growth by 2% and 3% for the third quarter and first nine months of 2019, respectively. Sales to pharmaceutical customers were driven by an increasing need for global access to prescription drugs and testing of newer and more complex biologic drugs. Thus far in 2019, the pharmaceutical sales growth has come in Asia, where sales grew 12% in the third quarter and 8% for the first nine months, with this sales growth being negatively impacted by declines in sales in all other areas of the world due to macroeconomic conditions and political uncertainties. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, were flat in the third quarter and declined 3% for the first nine months of 2019, with the effect of foreign currency translation having no impact on the third quarter sales, but decreasing sales growth by 1% for the first nine months of 2019. Sales to our industrial customers have been negatively impacted by lower customer demand for our LC, MS and TA instrument systems outside the U.S. Combined sales to academic and governmental customers decreased 4% and 2% in the third quarter and first nine months of 2019, respectively, primarily due to the timing of the release of funds by governments and the negative effect of foreign currency translation, which decreased sales growth by 1% and 2% for the third quarter and first nine months of 2019, respectively.
Operating income increased 1% for the third quarter of 2019 and decreased 5% for the first nine months of 2019. The increase in operating income in the third quarter of 2019 can be attributed to lower variable incentive compensation expenses. The decrease in operating income for the first nine months of 2019 can be attributed to lower sales volume and
$9 million of severance-related costs in connection with a reduction in workforce that occurred in early 2019.
Net income per diluted share for the third quarter of 2019 was $2.07 up 13% compared to the prior year. Net income per diluted share for the first nine months of 2019 was $5.63 up 8% compared to the prior year. The increase in the net income per diluted share is attributed to the effect of the Company’s ongoing share repurchase program as the net income for both the third quarter and first nine months of 2019 has declined as a result of the slightly lower sales and the increase in the net interest expense as a result of the Company moving to its optimal net debt to earnings before interest, taxes, depreciation and amortization of 2.5 times.

The Company generated $451 million and $423 million of net cash flows from operations in the first nine months of 2019 and 2018, respectively. This increase in operating cash flow was primarily a result of a $15 million litigation settlement payment in 2018 that did not recur.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $110 million and $64 million in the first nine months of 2019 and 2018, respectively. The first nine months of 2019 include $48 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $66 million on this facility through the end of the first nine months of 2019 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility. During the first nine months of 2019 and 2018, the Company made $7 million and $8 million of investments in unaffiliated companies, respectively.
In September 2019, the Company issued fixed rate senior unsecured notes with an aggregate principal of $500 million, of which $200 million of the outstanding notes matures in 7 years and $300 million of the outstanding notes matures in 10 years. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During the first nine months of 2019 and 2018, the Company repurchased $1.9 billion and $809 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and nine months ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% change	September 28, 2019	September 29, 2018	% change
Net Sales:
Asia:
China	$111,657	$109,713	2%	$314,544	$313,250	—
Japan	46,840	43,549	8%	136,302	129,497	5%
Asia Other	79,278	68,934	15%	226,276	216,634	4%

Total Asia	237,775	222,196	7%	677,122	659,381	3%
Americas:
United States	164,164	170,766	(4%)	487,261	479,072	2%
Americas Other	32,294	36,037	(10%)	97,840	107,567	(9%)

Total Americas	196,458	206,803	(5%)	585,101	586,639	—
Europe	143,045	149,022	(4%)	428,079	458,890	(7%)

Total net sales	$577,278	$578,021	—	$1,690,302	$1,704,910	(1%)

In the third quarter and first nine months of 2019, sales in China were negatively impacted by economic uncertainty caused by certain regulatory changes in our food and pharmaceutical markets. The increase in sales in Japan was driven by instrument systems, primarily to pharmaceutical customers, and foreign currency translation, which increased Japan’s sales growth by 5% and 1% for the third quarter and first nine months of 2019, respectively. Sales growth in Asia Other was broad-based across all product and customer classes in 2019. Sales growth in the U.S. declined as a result of our large pharmaceutical customers decreasing capital spending on our instrument systems in the third quarter of 2019, which has resulted low single-digit sales growth in the first nine months of 2019. Sales declines in the rest of the Americas and Europe were broad-based across all product and customer classes due to macroeconomic conditions and political instability. Sales in Europe were also negatively impacted by the effect of foreign currency translation, which decreased sales 4% and 5% for the third quarter and first nine months of 2019, respectively.

Net sales by customer class are presented below for the three and nine months ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% change	September 28, 2019	September 29, 2018	% change
Pharmaceutical	$328,227	$325,166	1%	$972,884	$968,848	—
Industrial	171,352	171,985	—	502,679	517,979	(3%)
Academic and governmental	77,699	80,870	(4%)	214,739	218,083	(2%)

Total net sales	$577,278	$578,021	0%	$1,690,302	$1,704,910	(1%)

In the third quarter and first nine months of 2019, sales to pharmaceutical customers were negatively impacted by the effect of foreign currency translation, which decreased sales to pharmaceutical customers by 2% and 3%, respectively, as well as a slower release of capital budgets by our customers due to uncertain macroeconomic conditions due to Brexit, particularly in Europe, and regulatory changes in our food and pharmaceutical markets in China. The decline in sales to industrial customers in the third quarter was primarily due to weaker demand for our
LC-MS
instruments, while the decline in the first nine months of 2019 was primarily due to a 2% decline in TA sales. The decrease in sales to academic and governmental customers was broad-based across all product classes, with increases in Europe and Asia Other being offset by declines in other regions.
Waters Products and Services Net Sales
Net sales for Waters products and services are as follows for the three and nine months ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Three Months Ended
	September 28, 2019	% of Total	September 29, 2018	% of Total	% change
Waters instrument systems	$223,859	44%	$238,986	46%	(6%)
Chemistry consumables	100,256	19%	95,979	19%	4%

Total Waters product sales	324,115	63%	334,965	65%	(3%)
Waters service	188,031	37%	180,830	35%	4%

Total Waters net sales	$512,146	100%	$515,795	100%	(1%)

	Nine Months Ended
	September 28, 2019	% of Total	September 29, 2018	% of Total	% change
Waters instrument systems	$647,248	43%	$677,017	45%	(4%)
Chemistry consumables	299,801	20%	293,818	19%	2%

Total Waters product sales	947,049	63%	970,835	64%	(2%)
Waters service	556,128	37%	543,411	36%	2%

Total Waters net sales	$1,503,177	100%	$1,514,246	100%	(1%)

The effect of foreign currency translation decreased Waters sales by 1% and 2% for the third quarter and first nine months of 2019, respectively. Waters service sales benefited from increased sales of service plans and higher service demand billings to a larger installed base of customers. Precision chemistry consumables sales increased on the uptake in columns and application-specific testing kits and were driven by sales in the U.S. and China primarily to pharmaceutical customers. Waters recurring revenues were also negatively impacted by the effect of foreign currency translation which lowered sales by 1% and 2% in the third quarter and first nine months of 2019, respectively, as compared to the third quarter and first nine months of 2018, as well as one less calendar day in the first nine months of 2019. Waters instrument system sales (LC and MS technology-based) decreased in most major geographical regions, primarily due to lower sales to pharmaceutical and industrial customers due to uncertainty caused by macroeconomic conditions relating to Brexit and other regulatory changes in certain regions.
In the third quarter of 2019, Waters sales decreased 6% in the Americas and 4% in Europe, and increased 6% in Asia. Foreign currency translation decreased Europe’s sales by 4%. Within Asia, Waters sales increased 2%, 9% and 18% in China, Japan and the rest of Asia, respectively. In the first nine months of 2019, Waters sales increased 3% in Asia but decreased 1% and 6% in the Americas and in Europe, respectively, where the effect of foreign currency decreased sales by 5%. Within Asia, Waters sales were flat in China and increased 4% in Japan and 12% in the rest of Asia.

TA Product and Services Net Sales
Net sales for TA products and services are as follows for the three and nine months ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Three Months Ended
	September 28, 2019	% of Total	September 29, 2018	% of Total	% change
TA instrument systems	$46,458	71%	$43,557	70%	7%
TA service	18,674	29%	18,669	30%	—

Total TA net sales	$65,132	100%	$62,226	100%	5%

	Nine Months Ended
	September 28, 2019	% of Total	September 29, 2018	% of Total	% change
TA instrument systems	$131,292	70%	$135,673	71%	(3%)
TA service	55,833	30%	54,991	29%	2%

Total TA net sales	$187,125	100%	$190,664	100%	(2%)

The increase in TA instrument system sales in the third quarter of 2019 can be attributed to strong sales growth in Asia Other and the U.S. for TA’s thermal analysis and microcalorimetry instrument systems. The decrease in TA’s instrument system sales in the first nine months of 2019 was primarily due to lower customer demand resulting from macroeconomic conditions, tariff posturing and political instability. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation was flat and decreased TA sales 1% for the third quarter and first nine months of 2019, respectively.
In the third quarter of 2019, TA sales increased 13% in Asia and 3% in the Americas, but decreased 4% in Europe. For the first nine months of 2019, TA sales increased 2% in the Americas and 1% in Asia, but decreased 14% in Europe. TA’s sales in the U.S. increased 4% in both the third quarter and first nine months of 2019. TA sales in Europe were negatively impacted by the effect of foreign currency translation, which decreased sales 3% and 4% in third quarter and first nine months of 2019, respectively.
Cost of Sales
Cost of sales for the third quarter and first nine months of 2019 was flat and increased 1%, respectively, as compared to the third quarter and first nine months of 2018 due to a change in sales mix. The effect of foreign currency translation on cost of sales had a slight impact on the third quarter of 2019, but increased cost of sales by 2% for the first nine months of 2019. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to negatively impact gross profit for the remainder of 2019.
Selling and Administrative Expenses
Selling and administrative expenses decreased 1% for the third quarter of 2019 and were flat year-to-date.
Selling and administrative expenses for both the third quarter and the first nine months of 2019 were impacted by higher merit compensation costs that were offset by lower variable incentive compensation costs. In addition, the first nine months of 2019 were impacted by the $9 million of severance-related costs in connection with a reduction in workforce. The effect of foreign currency translation decreased selling and administrative expenses by 1% for the third quarter of 2019 and did not have a significant impact on such expenses for the first nine months of 2019.
As a percentage of net sales, selling and administrative expenses were 22.3% and 23.7% for the third quarter of 2019 and year-to-date,
respectively, and 22.3% and 23.4% for the third quarter of 2018 and year-to-date,
respectively.

Research and Development Expenses
Research and development expenses decreased 2% in the third quarter and increased 1% in the first nine months of 2019, primarily as a result of merit compensation increases and the costs associated with new products and the development of new technology initiatives. The effect of foreign currency translation decreased research and development expenses by 2% for the third quarter and 3% for the first nine months of 2019, as the weakening of the British pound had a favorable effect on the currency translation of the Company’s U.K.-based research and development expenses.
Interest Expense, Net
The increase in net interest expense in the third quarter and first nine months of 2019 was primarily attributable to higher outstanding debt balances and lower interest income on lower cash, cash equivalents and investment balances, being somewhat offset by the additional interest income from the
U.S.-to-Euro
interest rate cross-currency swap agreements.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of September 28, 2019. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the first nine months of 2019 and 2018 by $15 million and $21 million, respectively, and increased the Company’s net income per diluted share by $0.21 and $0.26, respectively.
The Company’s effective tax rate for the third quarter of 2019 and 2018 was 16.1% and 16.7%, respectively. The decrease in the effective income tax rate can be attributed to a $2 million expense in the third quarter of 2018 related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This increase in income tax expense increased the effective tax rate by 1.4 percentage points in the third quarter of 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the first nine months of 2019 and 2018 was 13.7% and 15.6%, respectively. The effective tax rate for the first nine months of 2019 includes a $3 million income tax benefit related to the finalization of certain regulations relating to the 2017 Tax Act. This income tax benefit decreased the effective tax rate by .7 percentage points for the first nine months of 2019. The effective tax rate for the first nine months of 2018 includes $6 million of additional income tax expense related to the change in foreign currency exchange rates on the earnings taxed in December 2017 under the toll charge of the 2017 Tax Act. This additional income tax expense increased the effective tax rate by 1.3 percentage points for the first nine months of 2018. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net income	$391,529	$408,642
Depreciation and amortization	80,319	82,811
Stock-based compensation	28,917	28,184
Deferred income taxes	1,817	278
Change in accounts receivable	57,897	36,893
Change in inventories	(83,973)	(47,826)
Change in accounts payable and other current liabilities	(493)	(93,637)
Change in deferred revenue and customer advances	34,926	23,085
Effect of the 2017 Tax Cuts & Jobs Act	(3,229)	12,450
Other changes	(56,518)	(27,983)

Net cash provided by operating activities	451,192	422,897
Net cash provided by investing activities	825,441	1,257,718
Net cash used in financing activities	(1,661,541)	(1,626,443)
Effect of exchange rate changes on cash and cash equivalents	(6,723)	(7,118)

(Decrease) increase in cash and cash equivalents	$(391,631)	$47,054

Cash Flow from Operating Activities
Net cash provided by operating activities was $451 million and $423 million during the nine months ended September 28, 2019 and September 29, 2018, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:
•	The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 80 days at September 28, 2019 as compared to 77 days at September 29, 2018.

•	The changes in inventory were primarily attributable to new product launches and a build of safety stock inventory in advance of the Brexit decision, as well as lower than anticipated sales volumes.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities
Net cash provided by investing activities totaled $825 million in the nine months ended September 28, 2019 compared to net cash provided by investing activities that totaled $1,258 million in the nine months ended September 29, 2018. Additions to fixed assets and capitalized software were $110 million and $64 million in the nine months ended September 28, 2019 and September 29, 2018, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company has incurred $51 million of costs associated with the construction of this facility during the nine months ended September 28, 2019.

During the nine months ended September 28, 2019 and September 29, 2018, the Company purchased $36 million and $908 million of investments, respectively, while $978 million and $2,269 million of investments matured, respectively, and were used for financing activities described below.
Cash Flow from Financing Activities
In September 2019, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series L $200 million notes have a seven-year term and a fixed interest rate of 3.31%. The Series M $300 million notes have a
10-year
term and a fixed interest rate of 3.53% The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. During the nine months ended September 28, 2019 and September 29, 2018, the Company’s net debt borrowings increased by $210 million and decreased by $850 million, respectively. During the nine months ended September 29, 2018, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Act. As of September 28, 2019, the Company had a total of $1.4 billion in outstanding debt, which consisted of $1.1 billion in outstanding senior unsecured notes and $300 million borrowed under a term loan under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of September 28, 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.5 billion after outstanding letters of credit. As of September 28, 2019, the Company was in compliance with all debt covenants.
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
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the first nine months of 2019 and 2018, the Company repurchased $1.9 billion and $809 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $8 million and $9 million of common stock related to the vesting of restricted stock units during both the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company expects to increase its share repurchase activity in 2019 as compared to 2018 and intends to use existing cash and investments, cash flows from operations and, as needed, borrowings under its existing credit facilities to fund its repurchases under its share repurchase program.
The Company received $34 million and $42 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the nine months ended September 28, 2019 and September 29, 2018, respectively.
The Company had cash and cash equivalents of $405 million as of September 28, 2019. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $303 million held by foreign subsidiaries at September 28, 2019, of which $235 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash and cash equivalents, as well as the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash and cash equivalents and the use of the Company’s revolving credit facility.
Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. The Company has conducted a
post-tax
reform evaluation of its capital allocation strategy and the Company is currently planning to use its existing cash and cash equivalents, cash flow from operations and available debt capacity to repurchase up to $4 billion of the Company’s common stock over the next two years. The Company is working towards a near-term capital structure of approximately 2.5 times the Company’s net debt-to-earnings
before interest, taxes, depreciation and amortization ratio to fund a significant portion of these share repurchases. In addition, as of December 31, 2018, the Company determined that it will provide income taxes on all future foreign earnings and reverse its historical assertion that its foreign earnings were permanently invested. However, the Company will continue to be permanently reinvested in relation to the cumulative historical outside basis difference that is not related to the unremitted earnings. There have been no other significant changes to the Company’s financial position.
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. The Company reviewed its contractual obligations and commercial commitments as of September 28, 2019 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K/A,
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation, business combinations and asset acquisitions and valuation of contingent consideration. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended September 28, 2019. The Company did not make any changes in those policies during the nine months ended September 28, 2019.

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
•	Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its
non-U.S.
operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of new or proposed tariffs or trade regulations or changes in the interpretation or enforcement of existing regulations; the U.K. voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors or geographies, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.

•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain
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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of September 28, 2019, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of September 28, 2019 and December 31, 2018, $303 million out of $405 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $235 million out of $405 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at September 28, 2019 and December 31, 2018, respectively. As of September 28, 2019, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of September 28, 2019 would decrease by approximately $24 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the nine months ended September 28, 2019. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
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
10-Q.
Based on this evaluation,

the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2019 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Controls Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1:
 Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended September 28, 2019 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. The Company reviewed its risk factors as of September 28, 2019 and determined that there were no material changes from the ones set forth in the Form
10-K/A.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended September 28, 2019 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
June 30, 2019 to July 27, 2019	959	$216.81	959	$2,633,353
July 28, 2019 to August 24, 2019	830	$209.60	830	$2,459,393
August 25, 2019 to September 28, 2019	937	$220.19	937	$2,253,122

Total	2,726	$215.78	2,726	$2,253,122

(1)	The Company’s repurchase activity related to the vesting of restricted stock units during the three months ended September 28, 2019 was insignificant.

(2)	In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This new program replaced the remaining amounts available under the pre-existing
authorization.

Item 6:
 Exhibits

Exhibit Number	Description of Document

10.1	Note Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2019 (File No. 001-14010)).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101
The following materials from Waters Corporation’s Quarterly Report on Form
10-Q
for the quarter ended September 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(*)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ Sherry L. Buck
Sherry L. Buck
Senior Vice President and
Chief Financial Officer

Date: October 30, 2019