Form 10-K
period 2019-12-31
WATERS CORP /DE/
filed 2020-02-25
CIK 1000697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
of the registrant as of June
29
, 2019: $14,554,561,947.
Indicate the number of shares outstanding of the registrant’s common stock as of February 21, 2020: 62,158,045
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM
10-K

PART I
Item 1: Business

General
Waters Corporation (the “Company,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. Waters
TM
has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC
TM
” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
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
The most significant
end-use
markets for HPLC are those served by the pharmaceutical and life science industries. In these markets, HPLC is used extensively to understand diseases, identify new drugs, develop manufacturing methods and assure the potency and purity of new pharmaceuticals. HPLC is also used in a variety of other applications, such as analyses of foods and beverages for nutritional labeling and compliance with safety regulations and the testing of water and air purity within the environmental testing industry, as well as applications in other industries, such as chemical and consumer products. Waters also has in vitro diagnostic (IVD) labelled products that are used as general-purpose instruments for clinical diagnostic applications, such as newborn screening and therapeutic drug management, in countries where these products are registered. HPLC is also used by universities, research institutions and governmental agencies, such as the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”) and their foreign counterparts that mandate safety and efficacy testing.
In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC
TM
, to accommodate the increased pressure and narrower chromatographic bands that are generated by these small and tightly packed particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses previously performed by HPLC. In addition, in using the ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, the ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this new technology and instrument. In 2018, the Company introduced the ACQUITY ARC
TM
Bio System, a versatile, iron-free,
bio-inert,
quaternary liquid chromatograph specifically engineered to improve bioseparation analytical methods. The Company also introduced the ACQUITY
UPLC PLUS series in 2018, consisting of the
H-Class
PLUS,
H-Class
PLUS Bio and
I-Class
PLUS systems, which incorporate foundational enhancements into the legacy systems. In 2019, the Company introduced the ACQUITY
TM
Advanced Polymer Chromatography
TM
System, which is the first fully solvent-compatible UPLC system to perform size exclusion, gradient polymer elution and solvent compatible reversed-phase liquid chromatographic separations on a single platform. The all-in-one
system gives research scientists greater analytical versatility and speed when conducting research on next-generation polymers.
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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that manufactures silica and polymeric resins, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2018, the Company introduced the BioResolve
TM
RP mAb Polyphenyl columns, which improve the consistency and reliability of the overly complex separations of monoclonal antibodies and antibody-drug conjugates. In 2019, the Company introduced the BioResolv SCX mAb Columns and VanGuard
TM
FIT Cartridge technologies. These new cation exchange column lines with specialized consumables are designed to simplify and improve the characterization and monitoring of monoclonal antibody (mAb) therapeutics, as well as enable mAb charge-variant analyses as required by the World Health Organization, the FDA and the International Conference on Harmonization for confirming the efficacy and safety of biologics and biosimilars with discovery, development and manufacturing applications.
The Company’s precision chemistry consumable products also include environmental and nutritional safety testing products, including Certified Reference Materials (“CRM”s) and Proficiency Testing (“PT”) products. Laboratories around the world and across multiple industries use these products for quality control and proficiency testing and also purchase product support services required to help with their federal and state mandated accreditation requirements or with quality control over critical pharmaceutical analysis. In 2018, the Company introduced the VICAM
TM
BPATest
TM
, which provides a sensitive, precise determination of Bisphenol A in as little as ten minutes. VICAM also introduced a user-friendly lateral flow zearalenone strip test, the
Zearala-V
TM
AQUA
TM
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
MS is an increasingly important detection technology for LC. The Company’s smaller-sized
mass spectrometers, such as the single quadrupole detector (“SQD”) and the tandem quadrupole detector (“TQD”), are often referred to as LC “detectors” and are typically sold as part of an LC system or as an LC system upgrade. Larger quadrupole systems, such as the Xevo
TM
TQ and Xevo
TQ-S
instruments, are used primarily for experiments performed for late-stage drug development, including clinical trial testing. Quadrupole time-of-flight
(“Q-Tof”)
instruments, such as the Company’s SYNAPT
TM
G2-S,
are often used to analyze the role of proteins in disease

processes, an application sometimes referred to as “proteomics”. In 2018, the Company introduced the DART QDa
TM
system with LiveID
TM
, a direct-from-sample analytical system that verifies sample authenticity or adulteration, specifically for food applications. The Company also introduced the Xevo
TQ-GC
mass spectrometer in 2018, which allows laboratories to meet and exceed low part-per-billion
limits of detection when quantifying pesticide residues and other contaminants in food using
GC-MS/MS
methods set forth by worldwide regulatory agencies/authorities. In addition, the Company introduced the RenataDX
TM
screening system, a flow-injection tandem mass spectrometry system for rapid high-throughput analysis of extracted dried blood spots and other human biological matrices. In 2019, the Company introduced the BioAccord
TM
system, a liquid chromatography-mass spectrometry solution that expands access to high-resolution time-of-flight
mass spectrometry capabilities. The system provides new levels of user experience with automated setup and self-diagnosis delivered through an intuitive user interface. Also in 2019, the Company introduced the Cyclic IMS system, which seamlessly integrates cyclic ion mobility technology into a high-performance research-grade time-of-flight
mass spectrometer. In addition, the Company introduced the SYNAPT XS, a new highly flexible, high-resolution mass spectrometer for research and development labs focused on discovery applications. The Company also reinforced its tandem quadrupole mass spectrometry portfolio during the current year with upgrades to the Xevo
TQ-S
micro and the introduction of the new Xevo
TQ-S
cronos. The Xevo
TQ-S
micro features new performance enhancements that bring the quantitation of highly polar, ionic compounds in food to a higher level. The Xevo
TQ-S
cronos is a new, tandem quadrupole mass spectrometer purposely-built for routine quantitation of large numbers of small-molecule organic compounds over a wide concentration range. The Xevo
TQ-S
micro and the Xevo
TQ-S
cronos are also well suited to meet regulatory requirements for pesticide residue analysis, the monitoring for contaminants in processed foods, identifying drugs of abuse, and performing impurity profiling of pharmaceuticals.
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
The Company has been a developer and supplier of software-based products that interface with the Company’s instruments, as well as other suppliers’ instruments. The Company’s newest software technology, UNIFI
TM
, is a scientific information system that is the culmination of a multi-year effort to substantially bring all of Waters’ preexisting, distinct software systems under one operating system. UNIFI joins Waters’ suite of informatics products – Empower
TM
Chromatography Data Software, MassLynx
TM
Mass Spectrometry Software and NuGenesis
TM
Scientific Data Management System, each of which is used to support innovations within world-leading institutions. UNIFI is the industry’s first comprehensive software that seamlessly integrates UPLC chromatography, mass spectrometry and informatics data workflows. In 2018, the Company announced new analysis capabilities across a variety of molecules by integrating UNIFI acquired data from the Company’s
Vion
TM
IMS QTof
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
The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2019. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning
instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.
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
a benchtop high pressure TGA that utilizes a patented ultra-high resolution magnetic suspension balance and new high precision temperature control system. Late in 2017, TA introduced the Discovery DMA 850, which measures the viscoelastic mechanical properties of material under controlled conditions of temperature, environment and mechanical stimulus (stress or strain). The DMA 850 features frictionless air bearing supports and a linear optical encoder, which ensures stable, accurate, high-resolution displacement measurement across the full travel range and enables displacement control of 5 nm. In 2017, TA introduced the WinTest
TM
8.0 software package, which will be standard on all new ElectroForce
TM
products. In addition, TA introduced the ElectroForce DMA 3200 in 2017, which combines fatigue and dynamic mechanical analysis into a single mechanical test platform.

In 2019, TA introduced a range of new instruments including the TMA 450, a Rheo-Raman
TM
capability for the DHR product line, and a High Sensitivity Pressure Cell for the
ARES-G2
Rheometer. The Discovery
™
TMA 450, precisely measures dimensional changes of materials from (150) to 1,000
o
C and handles virtually all sample configurations for testing in expansion, compression, flexure and tension modes. The Rheo-Raman capability for the DHR product line combines a Raman spectrometer with the DHR to enable simultaneous collection of rheology and Raman spectroscopy data. This combination allows for direct correlation between flow characteristics and the unique spectroscopic fingerprints of each material including information about its chemical and morphological structure. The High Sensitivity Pressure Cell for the
ARES-G2
Rheometer enables scientists to perform sensitive viscoelastic measurements under controlled atmospheric pressure and temperature and gain detailed understanding of complex fluid behavior in complex environments.
Also in 2019, TA introduced the MSF16 Multi-Specimen Fatigue Instrument. The MSF16 extends the capability of accelerated cyclic components and products under repeated loading, significantly accelerating fatigue analysis.
TA Service
Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 25% of sales for TA in 2019. TA operates independently from the Waters operating segment, though many of its overseas offices are situated in Waters’ facilities to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.
Global Customers
The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CRO”s) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2019, 57% of the Company’s net sales were to pharmaceutical accounts, 30% to other industrial accounts and 13% to academic institutions and governmental agencies.
The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2019, 2018 and 2017, no single customer accounted for more than 2% of the Company’s net sales.
Sales and Service
The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 56 sales offices throughout the world as of December 31, 2019 and approximately 4,000, 3,900 and 3,800 field representatives in 2019, 2018 and 2017, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime.
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
The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2018, the Company’s Board of Directors approved expanding its Taunton location and anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility. The Company has incurred $85 million of costs on this facility through the end of 2019. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015. The Wexford facility is certified to ISO 9001:2015 and ISO 13485:2016/EN ISO 13485:2016. VICAM
TM
manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16 and ISO Guide 34. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2005, ISO/IEC 17034:2016.
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
The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2018, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2019 supply chain, and the Company plans to file its 2019 Form SD with the SEC in May 2020. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.
In addition, the Company continues to monitor environmental health and safety regulations in countries in which it operates throughout the world, in particular, European Union and China Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) and European Union Waste Electrical and Electronic Equipment directives. Further information regarding these regulations is available on the Company’s website,
www.waters.com
, under the caption “About Waters / Environmental Health & Safety”.
Research and Development
The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2019, 2018 and 2017 were $143 million, $143 million and $133 million, respectively. In addition, in 2017, the Company incurred a $5 million charge for acquired in-process
research and development related to milestone payments associated with a licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.
Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2019, 2018 and 2017, there were 1,089, 1,011 and 1,004 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions.

Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.
Employees
The Company employed approximately 7,500 employees at December 31, 2019 and 7,200 at both December 31, 2018 and 2017, with approximately 39% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations. The Company firmly believes that its future success largely depends upon its continued ability to attract and retain highly skilled employees.
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
In the markets served by Waters, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by TA, the Company’s principal competitors include: PerkinElmer, Inc., Mettler-Toledo International Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern PANalytical Ltd., a subsidiary of Spectris plc, and Anton-Paar GmbH.
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
The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2019, the Company published a sustainability report identifying the various actions and behaviors the Company adopted in 2018 concerning its commitment to both the environment and the broader topic of social responsibility. See Item 1A, Risk Factors –
The effects of climate change could harm the Company’s business
, for more information on the potential significance of climate change legislation. See also Note 18 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.
Available Information
The Company files or furnishes all required reports with the SEC. The Company is an electronic filer and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is
http://www.sec.gov
. The Company also makes available, free of charge on its website, its annual report on Form
 10-K,
quarterly reports on Form
 10-Q,
current reports on Form
 8-K
and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The website address for Waters Corporation is
http://www.waters.com
and SEC filings can be found under the caption “Investors”.
Forward-Looking Statements
Certain of the statements in this Form
10-K,
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
•	Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its
non-U.S.
operations, especially when a currency weakens against the U.S. dollar.
•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of new or proposed tariff or trade regulations; the United Kingdom’s exit from the European Union, as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of academic, governmental and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.
•	Negative industry trends; changes in the competitive landscape as a result of changes in ownership, mergers and continued consolidation among the Company’s competitors; introduction of competing products by other companies and loss of market share; pressures on prices from customers or resulting from competition; regulatory, economic and competitive obstacles to new product introductions; lack of acceptance of new products; expansion of our business in developing markets; spending by certain end-markets;
ability to obtain alternative sources for components and modules; and the possibility that future sales of new products related to acquisitions, which trigger contingent purchase payments, may exceed the Company’s expectations.
•	Increased regulatory burdens as the Company’s business evolves, especially with respect to the FDA and EPA, among others, as well as regulatory, environmental and logistical obstacles affecting the distribution of the Company’s products, including the impact, if any, of the coronavirus in China or elsewhere; completion of purchase order documentation by our customers; and the customers’ ability to obtain letters of credit or other financing alternatives.
•	Risks associated with lawsuits, particularly involving claims for infringement of patents and other intellectual property rights.
•	The impact and costs incurred from changes in accounting principles and practices; the impact and costs of changes in statutory or contractual tax rates in jurisdictions in which the Company operates, specifically as it relates to the 2017 Tax Act in the U.S.; shifts in taxable income among jurisdictions with different effective tax rates; and the outcome of and costs associated with ongoing and future tax audit examinations or changes in respective country legislation affecting the Company’s effective rates.
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
Approximately 71% and 72% of the Company’s net sales in 2019 and 2018, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; the effect of the U.K.’s exit from the European Union as well as the financial difficulties and debt burden experienced by a number of European countries; the instability and potential impact of war or terrorism; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.
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
thermal analysis, rheometry and calorimetry products; the timing and level of capital spending and expenditures of the Company’s customers; changes in governmental regulations, particularly affecting drug, food and drinking water testing; funding available to academic, governmental and research institutions; general economic conditions and the rate of economic growth in the Company’s major markets; and competitive considerations. The Company typically experiences an increase in sales in its fourth quarter as a result of purchasing habits for capital goods by customers that tend to exhaust their spending budgets by calendar year end. However, there can be no assurance that the Company will effectively forecast customer demand and appropriately allocated research and development expenditures to products with high growth and high margin prospects. Additionally, there can be no assurance that the Company’s results of operations or financial condition will not be adversely impacted by a change in any of the factors listed above or the continuation of uncertain global economic conditions.
Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 57% and 56% of the Company’s net sales in 2019 and 2018, respectively, were to worldwide pharmaceutical and biotechnology companies, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.

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
Another potential effect of climate change is an increase in the severity of global weather conditions. The Company’s manufacturing facilities are located in the U.S., U.K., Ireland and Germany. In addition, the Company manufactures a growing percentage of its HPLC, UPLC and MS products in both Singapore and Ireland. Severe weather and geological conditions or events, including earthquakes, hurricanes and/or tsunamis, could potentially cause significant damage to the Company’s manufacturing facilities in each of these countries. The effects of such damage and the resulting disruption of manufacturing operations and the impact of lost sales could have a material adverse impact on the financial results of the Company.
The Company’s financial results are subject to unexpected shifts in pre-tax
income between tax jurisdictions, changing application of tax law and tax audit examinations.
The Company is subject to rates of income tax that range from 0% up to 34% in various jurisdictions in which it conducts business. In addition, the Company typically generates a substantial portion of its income in the fourth quarter of each fiscal year. Geographical shifts in income from previous quarters’ projections caused by factors including, but not limited to, changes in volume and product mix and fluctuations in foreign currency translation rates, could therefore have potentially significant favorable or unfavorable effects on the Company’s income tax expense, effective tax rate and results of operations.
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
The Company had $1.7 billion in debt and $337 million in cash, cash equivalents and investments as of December 31, 2019. As of December 31, 2019, the Company also had the ability to borrow an additional $1.2 billion from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential U.S. acquisitions and continue authorized stock repurchase programs. As such, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.
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
If the Company’s security measures are compromised or fail to adequately protect its technology infrastructure, research and development efforts or manufacturing operations, the Company’s products and services may be perceived as vulnerable or unreliable, the information [protected by] the Company’s controls and processes may be subject to unauthorized access, acquisition or modification, the Company’s brand and reputation could be damaged, the services that the Company provides to its customers could be disrupted, and customers may stop using the Company’s products and services, all of which could reduce the Company’s revenue and earnings, increase its expenses and expose the Company to legal claims and regulatory actions.
The Company is in the business of designing, manufacturing, selling and servicing analytical instruments to life science, pharmaceutical, biochemical, industrial, nutritional safety, and environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications, and the Company is also a developer and supplier of software-based products that support instrument systems. Many of the Company’s customers are in highly regulated industries. While the Company has invested time and resources implementing measures designed to protect the integrity and security of its technology infrastructure, research and development processes, manufacturing operations, products and services, and the internal and external data managed by the Company, there is a risk these measures will be defeated or compromised or that they are otherwise insufficient to protect against existing or emerging threats. The Company also has acquired companies, products, services and technologies over time and may face inherent risk when integrating these acquisitions into the Company. In addition, at times, the Company faces attempts by third parties to defeat its security measures or exploit vulnerabilities in its systems. These risks will increase as the Company continues to grow and expand geographically, and its systems, products and services become increasingly digital and sensor- and web-based.
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
The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2018, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2019 supply chain, and the Company plans to file its 2019 Form SD with the SEC in May 2020. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.
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
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. These estimates and assumptions must be made due to certain information used in preparation of our financial statements which is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. The Company believes that the accounting related to revenue recognition, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty and installation provisions, litigation, retirement plan obligations, stock-based compensation, business combinations and asset acquisitions, uncertain tax positions and contingencies involves significant judgments and estimates. Actual results for all estimates could differ materially from the estimates and assumptions used, which could have a material adverse effect on our financial condition and results of operations.
Item	1B: Unresolved Staff Comments
None.
Item 2:
    Properties
Waters Corporation operates 23 United States facilities and 67 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.
Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Wakefield, MA	M, R, S, D, A	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Sharpsburg, PA	M, R, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Newcastle, England	R, S, D, A	Leased
Solihull, England	M,A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Bochum, Germany	R, S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Budapest, Hungary	R	Leased
Wexford, Ireland	M, R, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 11 field offices in the United States and 56 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.
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
Item 4:
     Mine Safety Disclosures
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
Christopher J. O’Connell, 53, has served as a Director of the Company since September 2015, when he assumed the position of President and Chief Executive Officer of the Company. In December 2017, Mr. O’Connell was appointed as the Chairman of the Board of Directors of the Company. Mr. O’Connell served as Executive Vice President and President of Restorative Therapies Group of Medtronic plc from August 2009 to August 2015. From 1994 to August 2009, Mr. O’Connell served in the following positions at Medtronic plc: Senior Vice President and President of Medtronic Diabetes, President of Medtronic Physio-Control, Vice President of Sales and Marketing for the Cardiac Rhythm Management business, Vice President/General Manager of the Patient Management Business, Vice President of Corporate Strategy, Director of Investor Relations and Corporate Development Associate.
Keeley Aleman, 43, was appointed Senior Vice President, General Counsel and Secretary in October of 2019. Ms. Aleman joined Waters Corporation in 2006 as the Assistant General Counsel and held various legal roles focusing on business transactions, commercial strategies, international development, compliance, corporate governance and organizational matters. Prior to joining Waters Corporation she held corporate associate positions at Goodwin Procter, LLP, and Testa, Hurwitz & Thibeault, LLP.

Sherry L. Buck, 56, was appointed Senior Vice President and Chief Financial Officer in January 2017. Previously, Ms. Buck served as the Vice President, Chief Financial Officer of Libbey Inc. since August 2012. From 1993 to 2012, Ms. Buck held several positions at Whirlpool Corporation, including Vice President, Finance/Chief Financial Officer, Global Product and Enterprise Cost Leadership; Vice President, Finance—US; Vice President, Cost Leadership; Vice President, Finance—International; and Vice President, Business Performance Management.
Robert G. Carson, 46, was appointed Senior Vice President, Corporate Development in February 2018. Prior to joining Waters Corporation, he held several positions during his 16 years at Medtronic plc, including Vice President and General Manager, Pacemaker Business from January 2017 to January 2018. In addition, Mr. Carson spent nearly 12 years in Medtronic’s spinal implants and biologics business, serving as Vice President and General Manager from July 2016 to January 2017, Vice President of Global Marketing & Strategy from April 2015 to July 2016 and Vice President & Therapy Segment Leader from October 2012 to April 2015. Mr. Carson began his career with Banc of America Securities.
Dr. Michael C. Harrington, 59, was appointed Senior Vice President, Global Markets in February 2016. Dr. Harrington joined Waters Corporation in 1987 and has held several senior positions with Waters Corporation, including Vice President, Europe and Asia Pacific Operations, Senior Director of US Sales Operations, Director of US Chemistry Sales and General Manager of Phase Separations. Prior to joining Waters Corporation, Dr. Harrington held senior sales positions at Celsis, Inc.
Jonathan M. Pratt, 50, was appointed Senior Vice President and President, TA Instruments in August 2019. Prior to joining Waters Corporation, Mr. Pratt was President of Beckman Coulter Life Sciences. Additionally, he held senior positions at Pall Corporation, where he was President of its Food & Beverage, Laboratory and ForteBio businesses.
Francis Kim, 53, was appointed Senior Vice President, Global Operations in February 2018. Mr. Kim previously served as Vice President of Global Quality Assurance since November 2016. Prior to joining Waters Corporation, he held several positions during his 20 years at Medtronic plc, including Vice President of Quality, Restorative Therapies Group from May 2015 to November 2016 and Vice President of Quality, Regulatory and Clinical Affairs, Surgical Technologies Division from January 2011 to May 2015. On February 17, 2020, Mr. Kim notified the Company that he will be resigning his position on March 16, 2020.
Ian S. King, 63, was appointed Senior Vice President, Global Products in July 2017. Mr. King joined Waters in 1982 and previously served as Senior Vice President, Instrument Technology; Vice President, Separations Technologies; and Vice President and General Manager of Consumable Division, as well as a variety of scientific and management positions in Waters Corporation’s international subsidiaries. Prior to joining Waters Corporation, Mr. King worked at Edinburgh University as a research scientist.
Elizabeth B. Rae, 62, was appointed Senior Vice President, Global Human Resources in February 2016 and was Vice President of Human Resources since October 2005 and Vice President of Worldwide Compensation and Benefits since January 2002. Ms. Rae joined Waters Corporation in January 1996 as Director of Worldwide Compensation. Prior to joining Waters Corporation, she held senior human resources positions in retail, healthcare and financial services companies.

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 21, 2020, the Company had 80 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2019, 2018 or 2017.
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
The following graph compares the cumulative total return on $100 invested as of December 31, 2014 (the last day of public trading of the Company’s common stock in fiscal year 2014) through December 31, 2019 (the last day of public trading of the common stock in fiscal year 2019) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2014
AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

	2014	2015	2016	2017	2018	2019
WATERS CORPORATION	$100.00	$119.39	$119.22	$171.39	$167.36	$207.28
NYSE MARKET INDEX	$100.00	$95.91	$107.36	$127.46	$116.06	$145.66
SIC CODE INDEX	$100.00	$111.14	$102.42	$156.71	$165.13	$205.80
S&P 500 INDEX	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86

Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended December 31, 2019 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
September 29, 2019 to October 26, 2019	646	$217.06	646	$2,112,901
October 27, 2019 to November 23, 2019	797	$214.93	797	$1,941,602
November 24, 2019 to December 31, 2019	1,092	$228.96	1,092	$1,691,643

Total	2,535	$221.52	2,535	$1,691,643

(1)	The Company’s repurchase activity related to the vesting of restricted stock units during the three months ended December 31, 2019 was insignificant.

(2)	In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This new program replaced the remaining amounts available under the pre-existing
authorization.

Item 6:	Selected Financial Data

The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from financial statements for the years 2019, 2018, 2017, 2016 and 2015. The Company’s financial statements as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019 are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form
10-K.

In thousands, except per share and employees data	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS DATA:
Net sales	$2,406,596	$2,419,929	$2,309,078	$2,167,423	$2,042,332
Income from operations before income taxes	$678,239	$682,146	$641,097	$600,114	$541,918
Net income*	$592,198	$593,794	$20,311	$521,503	$469,275
Net income per basic common share*	$8.76	$7.71	$0.25	$6.46	$5.70
Weighted-average number of basic common shares	67,627	76,992	79,793	80,786	82,336
Net income per diluted common share*	$8.69	$7.65	$0.25	$6.41	$5.65
Weighted-average number of diluted common shares and equivalents	68,166	77,618	80,604	81,417	83,087
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and investments	$337,144	$1,735,224	$3,393,701	$2,813,032	$2,399,263
Working capital, including current maturities of debt**	$721,157	$2,214,232	$3,663,977	$3,115,124	$2,649,457
Total assets**	$2,557,055	$3,727,426	$5,324,354	$4,662,059	$4,268,677
Long-term debt	$1,580,797	$1,148,172	$1,897,501	$1,701,966	$1,493,027
Stockholders’ (deficit) equity***	$(216,281)	$1,567,258	$2,233,788	$2,301,949	$2,058,851
Employees	7,467	7,246	7,020	6,899	6,594

*	The provision for income taxes for 2017 includes a $550 million estimate for the impact of the enactment of the 2017 Tax Act, which was signed into law on December 22, 2017. The $550 million income tax provision reduced net income per share by $6.82. The $550 million income tax provision primarily consists of an estimated transition tax, as well as estimated income tax provisions for state and withholding taxes and a provision associated with the remeasurement of the Company’s deferred tax assets and liabilities from 35% to the new U.S. corporate income tax rate of 21%.

The Company adopted new accounting guidance related to stock-based compensation in 2017. The new accounting guidance requires the excess tax benefits or deficiencies related to stock-based compensation to be reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously recognized in equity. This aspect of the new accounting guidance was required to be adopted on a prospective basis for the statement of operations and retroactive restatement was not permitted. In 2019, 2018 and 2017, the Company recognized an excess tax benefit, which decreased income tax expense by $9 million, $9 million and $20 million, respectively, and added $0.14, $0.11 and $0.24, respectively, to net income per diluted share.
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
pre-tax
charge reduced net income per diluted share by $0.39.

**	In January 2019, the company adopted new accounting guidance related to the accounting for leases. The new guidance requires lessees to present the assets and liabilities that arise from leases on their balance sheets. The standard required using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. As a result, the Company recorded a $93 million right-of-use
asset as of December 31, 2019. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows and stockholder’s (deficit) equity.

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
The Company’s operating results are as follows for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Product sales	$1,567,189	$1,604,993	$1,552,349	(2%)	3%
Service sales	839,407	814,936	756,729	3%	8%

Total net sales	2,406,596	2,419,929	2,309,078	(1%)	5%
Costs and operating expenses:
Cost of sales	1,010,700	992,564	947,067	2%	5%
Selling and administrative expenses	534,791	536,902	544,363	—	(1%)
Research and development expenses	142,955	143,403	132,593	—	8%
Purchased intangibles amortization	9,693	7,712	6,743	26%	14%
Litigation (settlement) provision	—	(426)	11,114	100%	(104%)
Acquired in-process research and development	—	—	5,000	—	(100%)

Operating income	708,457	739,774	662,198	(4%)	12%
Operating income as a % of sales	29.4%	30.6%	28.7%
Other expense	(3,586)	(47,794)	(340)	**	**
Interest expense, net	(26,632)	(9,834)	(20,761)	171%	(53%)

Income before income taxes	678,239	682,146	641,097	(1%)	6%
Provision for income taxes	86,041	88,352	620,786	(3%)	(86%)

Net income	$592,198	$593,794	$20,311	—	**

Net income per diluted common share	$8.69	$7.65	$0.25	14%	**

** Percentage not meaningful

The Company’s net sales decreased approximately 1% in 2019 as compared to 2018, and increased 5% in 2018 as compared to 2017. Foreign currency translation decreased sales by 2% in 2019 and increased sales by 1% in 2018. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales decreased 4% and increased 2% in 2019 and 2018, respectively. In 2019, the decrease in instrument system sales was primarily driven by weaker demand for our products by our customers due to uncertainty caused by macroeconomic conditions and governmental policy changes. In 2018, the increase in instrument system sales was primarily driven by an increase in demand for LC and TA’s instrument systems. Foreign currency translation decreased instrument system sales by 1% in 2019 and increased instrument system sales by 1% in 2018. Recurring revenues (combined sales of precision chemistry consumables and services) increased 3% and 8% in 2019 and 2018, respectively, as a result of a larger installed base of customers and higher billing demand for service sales. Recurring revenues were impacted by foreign currency, which decreased sales by 2% in 2019 and increased sales by 2% in 2018.
Geographically, the decline in the Company’s sales in 2019 was a result of increased sales in the U.S., Canada, Japan and the rest of Asia being offset by a decrease in sales in other geographies on weaker demand for our products due to uncertainty caused by macroeconomic conditions, primarily from Brexit as well as Latin America, and governmental policy changes in China. In addition, the effect of foreign currency translation negatively impacted sales by 2% overall. The Company’s sales growth in 2018 was primarily driven by the 7% sales growth in Asia, with China’s sales growing 15%.
Sales in Europe decreased 4% in 2019 and increased 4% in 2018. In 2019, Europe sales were impacted by weak demand in Western Europe caused by the political uncertainties of Brexit and the effect of foreign currency translation, which reduced sales by 4% in 2019 and increased sales by 3% in 2018.
Sales in the Americas decreased 1% in 2019 and increased 3% in 2018. The Americas sales in 2019 were negatively impacted by macroeconomic conditions in Latin America, and the 2018 Americas sales growth can be attributed to the increase in sales after the lower customer demand stemming from the 2017 natural disasters in the U.S., Mexico and Puerto Rico.
Sales to pharmaceutical customers were flat in 2019 and grew 5% in 2018. Sales to pharmaceutical customers in 2019 were negatively impacted by the lower customer demand in China for our instrument systems as a result of changes in governmental policy and lower sales in Latin America. Despite the sales declines in China and Latin America, the need for global access to prescription drugs and the testing of newer and complex biologic drugs increased in the rest of the world.
Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, declined 2% in 2019 and grew 2% in 2018. The 2019 industrial customer sales were negatively impacted by a 6% decline in TA instrument system sales and a 1% decline from the effect of foreign currency translation.
Combined sales to academic and governmental customers increased 2% in 2019 and 8% in 2018, with the effect of foreign currency translation decreasing sales by 1% in 2019 and increasing sales by 1% in 2018. Sales to academic and governmental customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales growth rates can vary significantly from period to period.
Operating income was $708 million in 2019, a decrease of 4% as compared to 2018. This decrease can be attributed to lower sales volume, the effect of foreign currency translation and $10 million of severance-related costs in connection with a reduction in workforce that occurred in early 2019, offset by lower variable incentive compensation costs.

Operating income increased 12% in 2018 as compared to 2017. This increase was primarily a result of the effect of higher sales volume achieved in 2018, as well as the effect of approximately $33 million of facility closure, litigation and intellectual property payment charges from 2017 that did not recur in 2018.
The Company’s effective tax rates were 12.7%, 13.0% and 96.8% for 2019, 2018 and 2017, respectively. Net income per diluted share was $8.69, $7.65 and $0.25 in 2019, 2018 and 2017, respectively. In 2018, the Company settled a pension plan obligation and incurred a $46 million expense which reduced the net income per diluted share by $0.39. In 2017, The Company incurred a $550 million income tax provision related to the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) which reduced the net income per diluted share by $6.82, and excluding the 2017 Tax Act income tax provision, the Company’s effective tax rate in 2017 would have been 11.0%.
The Company generated $643 million, $604 million and $698 million of net cash flows from operations in 2019, 2018 and 2017, respectively. The increase in operating cash flow in 2019 was primarily a result of payments made in 2018 that did not recur, including $103 million of income tax payments made in the U.S. relating to the Company’s estimated 2017 transition tax liability and 2018 estimated tax payments, a $15 million litigation settlement payment and $11 million of contributions to certain defined benefit pension plans. Included in the 2019 net cash flow from operations is $29 million of income tax payments made in the U.S. in relation to the 2017 transition tax liability. Over the next three years, the Company is required to make annual U.S. federal tax payments of approximately $38 million to tax authorities in connection with the Company’s estimated remaining transition tax liabilities of $404 million under the 2017 Tax Act. The final 60% of the total liability is required to be paid over a three-year period beginning in 2023.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $164 million, $96 million and $85 million in 2019, 2018 and 2017, respectively. In 2019, $68 million of capital expenditures paid related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $85 million of costs for this facility through the end of 2019. In 2018, the Company acquired the sole intellectual property rights to the Desorption Electrospray Ionization (“DESI”) imaging technology for $30 million in cash and a future contractual obligation to pay a minimum royalty of $3 million over the remaining life of the patent. DESI is a mass spectrometry imaging technique that is used to develop medical therapies.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2019, 2018 and 2017, the Company repurchased 11.1 million, 6.8 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $2.5 billion, $1.3 billion and $323 million, respectively, under the January 2019 authorization and other previously announced programs. As of December 31, 2019, the Company has a total of $1.7 billion authorized for future repurchases. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.
In September 2019, the Company issued fixed interest rate senior unsecured notes with an aggregate principal amount of $500 million, of which $200 million of the outstanding notes matures in seven years and the remaining $300 million matures in 10 years. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes.
During 2019 and 2018, the Company entered into $260 million and $300 million, respectively, of
U.S.-to-Euro
interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets, bringing the total currency interest rate cross-currency swap agreement notional value to $560 million at December 31, 2019. As a result of entering into these agreements, the Company lowered its net interest expense by $12 million and $3 million during 2019 and 2018, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $15 million in 2020, $11 million in 2021 and $1 million in 2022 as the three-year term of the agreements expire.

In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3% of the Company’s employees. The Company expects to incur approximately $25 million of severance costs, lease termination costs and other related costs during 2020.
In January 2020, the Company entered into a definitive agreement to acquire Andrew Alliance, an innovator in specialty laboratory automation technology, including software and robotics for approximately $80 million. This acquisition is not expected to have a material effect on the Company sales and expenses in 2020.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,			% change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net Sales:
Asia:
China	$439,557	$443,321	$387,059	(1%)	15%
Japan	180,707	173,357	167,258	4%	4%
Asia Other	318,848	305,613	308,300	4%	(1%)

Total Asia	939,112	922,291	862,617	2%	7%
Americas:
United States	692,277	683,596	669,274	1%	2%
Americas Other	137,964	151,581	140,715	(9%)	8%

Total Americas	830,241	835,177	809,989	(1%)	3%
Europe	637,243	662,461	636,472	(4%)	4%

Total net sales	$2,406,596	$2,419,929	$2,309,078	(1%)	5%

In 2019, sales in China were negatively impacted by economic uncertainty caused by certain regulatory changes in our food and pharmaceutical markets. The 4% increase in sales in Japan was driven by instrument systems, primarily to pharmaceutical and academic and governmental customers, as well as foreign currency translation, which increased Japan’s sales by 2% in 2019. Sales growth in Asia Other was due primarily to pharmaceutical and academic and governmental customer classes in 2019. Sales in the U.S. increased by 1% despite large pharmaceutical customers slowing capital spending on our instrument systems. Sales declines in the rest of the Americas and Europe were broad-based across all product and customer classes due to macroeconomic conditions and political instability, except in Europe where sales to academic and governmental customers grew 8%. Sales in Europe were also negatively impacted by the effect of foreign currency translation, which decreased sales 4% in 2019.
In 2018, sales in China increased across all product lines and were driven by double-digit increases in sales to pharmaceutical, academic and governmental customers. The effect of foreign currency translation increased sales in Japan by 2% in 2018 and sales growth was also driven by increased sales to pharmaceutical and industrial customers. The sales decline in Asia Other in 2018 was a result of lower customer demand in India and weaker sales to environmental customers in the first quarter of 2018. In 2018, sales growth in Europe was driven by TA’s products and services and recurring revenues to pharmaceutical and industrial customers. In addition, the effect of foreign currency translation increased sales in Europe by 3% in 2018. Sales growth in the U.S. in 2018 was driven by recurring revenues and TA instruments. Sales in the rest of the Americas had double-digit sales growth for instrument systems and double-digit sales growth for pharmaceutical customers, which was offset by a decline in sales to industrial customers.

Net sales by customer class are presented below for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,			% change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Pharmaceutical	$1,365,275	$1,365,731	$1,294,668	—	5%
Industrial	719,377	737,144	721,088	(2%)	2%
Academic and governmental	321,944	317,054	293,322	2%	8%

Total net sales	$2,406,596	$2,419,929	$2,309,078	(1%)	5%

In 2019, sales to pharmaceutical customers were negatively impacted by the effect of foreign currency translation, which decreased sales to pharmaceutical customers by 2%, as well as a slower release of capital budgets by our customers due to uncertain macroeconomic conditions due to Brexit and regulatory changes in our food and pharmaceutical markets in China. Offsetting those declines was an increase in the need for global access to prescription drugs and the testing of newer and complex biologic drugs. The decline in sales to industrial customers in 2019 was due to weaker demand for our
LC-MS
instruments and also a 4% decline in TA sales. The increase in sales to academic and governmental customers was primarily due to higher instrument system sales.
In 2018, sales to pharmaceutical customers were driven by recurring revenues, with double-digit growth in China, Canada and Latin America. Sales growth for the industrial market in 2018 was driven by TA products and services, and mid-single-digit
sales growth in Europe, Japan and India. The increase in sales to academic and governmental customers in 2018 was broad-based across all product classes and geographies, with double-digit growth in China, India and Canada.
Waters Products and Services Net Sales
Net sales for Waters products and services are as follows for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,						% change
	2019	% of Total	2018	% of Total	2017	% of Total	2019 vs. 2018	2018 vs. 2017
Waters instrument systems	$963,871	45%	$1,000,625	47%	$988,750	48%	(4%)	1%
Chemistry consumables	412,018	19%	400,287	18%	372,157	18%	3%	8%

Total Waters product sales	1,375,889	64%	1,400,912	65%	1,360,907	66%	(2%)	3%
Waters service	761,594	36%	738,433	35%	686,656	34%	3%	8%

Total Waters net sales	$2,137,483	100%	$2,139,345	100%	$2,047,563	100%	—	4%

Precision chemistry consumables sales increased in both 2019 and 2018, driven by sales in the U.S. and China, primarily to pharmaceutical customers, on the uptake in columns and application-specific testing kits. Waters service sales in both 2019 and 2018 benefited from increased sales of service plans and higher service demand billings to a higher installed base of customers. Waters instrument system sales (LC and MS technology-based) decreased in 2019 in most major geographical regions, primarily due to lower sales to pharmaceutical and industrial customers due to uncertainty caused by macroeconomic conditions relating to Brexit and other regulatory changes in certain regions. The effect of foreign currency translation decreased Waters sales by 2% in 2019 and had a minimal impact on Waters sales in 2018.
In 2019, Waters sales increased 2% in Asia, were flat in the Americas and decreased 3% in Europe, where the effect of foreign currency decreased sales by 4%. Within Asia, Waters sales decreased 1% in China and increased 4% in Japan and 9% in the rest of Asia, excluding India.

In 2018, Waters sales increased 7% in Asia, 4% in Europe and 2% in the Americas. Waters sales increased 15% in China in 2018 and were broad-based across all product classes, with double-digit increases in sales to pharmaceutical, academic and governmental customers. Waters sales in Japan in 2018 increased 5%, with the effect of foreign currency translation increasing sales 2%. Sales in Asia Other declined 2% in 2018, primarily due to lower customer demand in India and a negative 2% impact of foreign currency translation. In the Americas, U.S. sales increased 1% in 2018.
TA Product and Services Net Sales
Net sales for TA products and services are as follows for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year Ended December 31,						% change
	2019	% of Total	2018	% of Total	2017	% of Total	2019 vs. 2018	2018 vs. 2017
TA instrument systems	$191,300	71%	$204,081	73%	$191,442	73%	(6%)	7%
TA service	77,813	29%	76,503	27%	70,073	27%	2%	9%

Total TA net sales	$269,113	100%	$280,584	100%	$261,515	100%	(4%)	7%

TA’s instrument system sales declined in 2019 primarily due to lower customer demand resulting from macroeconomic conditions, tariff posturing and political instability, while 2018 instrument system sales growth was broad-based across all product classes. TA service sales increased due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation had a minimal impact on TA’s sales in both 2019 and 2018.
In 2019, TA sales decreased 4% in the Americas, 12% in Europe and increased 1% in Asia. TA sales in the U.S. increased 9% in 2018, while sales in the rest of the Americas increased 8%. TA’s sales in Asia were driven by double-digit sales growth in India and 8% sales growth in China, which was offset by declines in Japan.
Cost of Sales
Cost of sales for 2019 increased 2% as compared to 2018, due to a change in sales mix. The effect of foreign currency translation decreased cost of sales by 1% in 2019 primarily from the favorable foreign currency translation effect the British Pound had on the Company’s U.K. manufacturing operations.
Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects that the impact of foreign currency translation may decrease sales and gross profit during 2020.
Selling and Administrative Expenses
Selling and administrative expenses were flat in 2019 and decreased 1% in 2018. In 2019, selling and administrative expenses were impacted by merit compensation costs that were offset by lower variable incentive compensation costs. In addition, 2019 was also impacted by the $10 million of severance-related costs in connection with a reduction in workforce that occurred in January of 2019. The effect of foreign currency translation decreased selling and administrative expenses by 1% in 2019 and had a minimal impact in 2018.
As a percentage of net sales, selling and administrative expenses were 22.2%, 22.2% and 23.6% for 2019, 2018 and 2017, respectively.

Research and Development Expenses
Research and development expenses were flat in 2019 and increased 8% in 2018. Research and development expenses in both 2019 and 2018 were impacted by additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. Foreign currency translation decreased research and development costs by 2% in 2019 and had a minimal impact on research and development costs in 2018.
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
Interest Expense, Net
The increase in net interest expense in 2019 was primarily attributable to higher outstanding debt balances and lower interest income on lower cash, cash equivalents and investment balances, being somewhat offset by the additional interest income from the
U.S.-to-Euro
interest rate cross-currency swap agreements.
Provision for Income Taxes
The Company’s effective tax rates were 12.7%, 13.0% and 96.8% in 2019, 2018 and 2017, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2019. The Company has a received a tax holiday on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the 0% contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income during the years ended December 31, 2019, 2018 and 2017 by $24 million, $28 million and $25 million, respectively, and increased the Company’s net income per diluted share by $0.35, $0.36 and $0.31, respectively.
During 2019, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, an $11 million provision related to the Global Intangible
Low-Taxed
Income (“GILTI”) tax and a tax benefit of $9 million on stock-based compensation.
The 2018 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, a $14 million provision related to the GILTI tax, an $8 million provision for a change in foreign currency exchange rates related to the transition tax, a $9 million benefit related to stock-based compensation and a $6 million net benefit related to the finalization of the impact of the Tax Cuts and Jobs Act (the “2017 Act”).
The 2017 effective tax rate of 96.8% differs from the 35% U.S. statutory tax rate primarily due to the 2017 Act and the jurisdictional mix of earnings. As a result of the 2017 Act, for the year ended December 31, 2017, the Company accrued a $550 million tax provision, which consisted of $490 million related to the federal transition tax, $40 million for state income taxes and foreign withholding taxes and $20 million for the revaluation of the

Company’s deferred tax assets and liabilities at the new federal tax rate of 21%. This provision reduced net income per diluted share by $6.82 in 2017, and the Company’s effective tax rate was 11.0% excluding this $550 million provision. During 2017, the Company also had a benefit of $20 million related to stock-based compensation. The remaining differences between effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
Prior to the enactment of the 2017 Act, the Company had indefinite reinvestment assertion on a significant portion of its undistributed earnings from foreign subsidiaries. At the end of 2018, and as a result of the enactment of the 2017 Act, we reevaluated our historic assertion and no longer considered these earnings to be indefinitely reinvested in our foreign subsidiaries. The Company recorded a tax provision of $3 million and $4 million for 2019 and 2018, respectively, for future withholding taxes and U.S. state taxes on repatriation of 2019 and 2018 undistributed earnings.
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
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$592,198	$593,794	$20,311
Depreciation and amortization	105,296	108,408	106,002
Stock-based compensation	38,577	37,541	39,436
Deferred income taxes	9,620	2,405	45,510
In-process research and development and other non-cash charges	—	—	5,000
Change in accounts receivable	(22,195)	(47,921)	(24,013)
Change in inventories	(31,854)	(25,396)	731
Change in accounts payable and other current liabilities	9,784	(81,663)	3,175
Change in deferred revenue and customer advances	12,189	2,721	10,386
Effect of the 2017 Tax Cuts and Jobs Act	(3,229)	(6,059)	530,383
Other changes	(67,299)	20,616	(39,281)

Net cash provided by operating activities	643,087	604,446	697,640
Net cash provided by (used in) investing activities	768,802	1,683,302	(535,752)
Net cash used in financing activities	(1,872,678)	(2,119,522)	(63,869)
Effect of exchange rate changes on cash and cash equivalents	224	(14,265)	38,669

(Decrease) increase in cash and cash equivalents	$(460,565)	$153,961	$136,688

Cash Flow from Operating Activities
Net cash provided by operating activities was $643 million, $604 million and $698 million in 2019, 2018 and 2017, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:
•	The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 77 days at December 31, 2019, 74 days at December 31, 2018 and 71 days at 2017.

•	The changes in inventory were primarily attributable to new product launches and the increase in safety stock in advance of Brexit.

•	The changes in accounts payable and other current liabilities were the result of timing of payments to vendors. In addition, the change in 2019 as compared to 2018 includes $29 million and $103 million, respectively, of income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability and 2018 estimated income tax payments and a $15 million litigation settlement payment.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets, other liabilities, and income tax expenses related to the 2017 Tax Act. In addition, in 2018, the Company made $11 million of contributions to certain defined benefit pension plans.

Cash Provided By (Used in) Investing Activities
Net cash provided by investing activities totaled $769 million and $1,683 million in 2019 and 2018, respectively, while net cash used in investing activities totaled $536 million in 2017. Additions to fixed assets and capitalized software were $164 million, $96 million and $85 million in 2019, 2018 and 2017, respectively. In February 2018, the Company’s Board of Directors approved expanding its chemistry synthesis operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. Through December 31, 2019, the Company has incurred $85 million of costs for this facility.
During 2018 and 2017, the Company purchased $1.0 billion and $3.0 billion of investments, respectively. During 2019, 2018 and 2017, $1.0 billion, $2.8 billion and $2.5 billion of investments matured, respectively. The majority of the proceeds received in 2019 and 2018 were repatriated into the U.S. at lower income tax rates as a result of the 2017 Tax Act and used to reduce the Company’s debt and to repurchase shares.
Asset and business acquisitions, net of cash acquired, were $31 million during 2018. There were no business acquisitions in 2019 or 2017. During 2019 and 2018, the Company made $9 million and $8 million of investments in unaffiliated companies, respectively. During 2017, the Company made a $7 million payment for an investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets. Also during 2017, the Company made payments of $5 million to acquire and license intellectual property relating to mass spectrometry technologies yet to be commercialized.
In January 2020, the company entered into a definitive agreement to acquire Andrew Alliance, an innovator in specialty laboratory automation technology, including software and robotics for approximately $80 million in cash. This acquisition is not expected to have a material effect on the Company’s sales and expenses in 2020.
Cash Used in Financing Activities
In September 2019, the Company issued fixed interest rate senior unsecured notes with an aggregate principle of $500 million, of which $200 million of the outstanding notes matures in seven years and the remaining $300 million matures in 10 years. The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes.
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
The Company’s net debt borrowings increased by $535 million in 2019, decreased by $850 million in 2018 and increased by $170 million in 2017. As of December 31, 2019, the Company had a total of $1.7 billion in outstanding debt, which consisted of $1.1 billion in outstanding senior unsecured notes, $300 million borrowed under a term loan and $325 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the 2017 Credit Agreement. As of December 31, 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1,173 million after outstanding letters of credit. As of December 31, 2019, the Company was in compliance with all debt covenants.
As of December 31, 2019, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. As a result of entering into these agreements, the Company lowered its net interest expense by $12 million and $3 million during 2019 and 2018, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $15 million annually in 2020, $11 million in 2021 and $1 million in 2022 as the three-year term of the agreements expire.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2019, 2018 and 2017, the Company repurchased 11.1 million, 6.8 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $2.5 billion, $1.3 billion and $323 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $8 million, $10 million and $10 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2019, 2018 and 2017, respectively.
The Company received $54 million, $52 million and $98 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2019, 2018 and 2017, respectively.

The Company had cash and cash equivalents of $337 million as of December 31, 2019. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $249 million held by foreign subsidiaries at December 31, 2019, of which $176 million was held in currencies other than U.S. dollars. The Company believes it has sufficient levels of cash flow and access to its existing cash and cash equivalents, as well as the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S. These cash requirements are managed by the Company’s cash flow from operations, its existing cash and cash equivalents and the use of the Company’s revolving credit facility.
Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months. Prior to the enactment of the 2017 Act, the Company had an indefinite reinvestment assertion on a significant portion of its undistributed earnings from foreign subsidiaries. At the end of 2018, and as a result of the enactment of the 2017 Act, we reevaluated our historic assertion and no longer considered these earnings to be indefinitely reinvested in our foreign subsidiaries.
Contractual Obligations and Commercial Commitments
The following is a summary of the Company’s known contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Year (1)
	Total	2020	2021	2022	2023	2024	2025	After 2025
Notes payable and debt	$100,366	$100,366	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	214,160	33,962	30,273	28,160	27,182	24,654	22,714	47,215
Long-term debt (2)	1,585,000	—	150,000	625,000	50,000	100,000	—	660,000
2017 Tax Act liability	403,768	38,454	38,454	38,454	72,101	96,135	120,170	—
Operating leases	103,359	29,489	21,774	16,743	9,175	6,867	5,550	13,761

Total	$2,406,653	$202,271	$240,501	$708,357	$158,458	$227,656	$148,434	$720,976

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.

(2)
The interest rates applicable to the 2017 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate or EURIBO rate for Euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for LIBO rate or EURIBO rate loans. The facility fee on the 2017 Credit Agreement ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The 2017 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2017 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2019, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2019 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2020	2021	2022	2023	2024	2025	After 2025
Letters of credit	$1,797	$1,797	$—	$—	$—	$—	$—	$—

From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum
or annuity payments. During fiscal year 2020, the Company expects to contribute approximately $3 million to $6 million to the Company’s defined benefit plans.
The Company has contingent consideration for an earnout pertaining to its July 2014 acquisition of the net assets of Medimass Research, Development and Service Kft. (“Medimass”). The earnout payments are not included above since they are dependent upon many factors that cannot be predicted with any certainty. The estimated fair value of the contingent consideration as of December 31, 2019 is $3 million.
The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2019 are immaterial. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $7 million, as well as royalties on future net sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table above.
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
Generally, the Company’s contracts for products include a performance obligation related to installation. The Company has determined that the installation represents a distinct performance obligation and revenue is recognized separately upon the completion of installation. The Company determines the amount of the transaction price to allocate to the installation service based on the standalone selling price of the product and the service, which requires judgment. The Company determines the relative standalone selling price of installation based upon a number of factors, including hourly service billing rates and estimated installation hours. In developing these estimates, the Company considers past history, competition, billing rates of current services and other factors.
The Company has sales from standalone software, which are included in instrument systems revenue. These arrangements typically include software licenses and maintenance contracts, both of which the Company has determined are distinct performance obligations. The Company determines the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available
basis.
Payment terms and conditions vary among the Company’s revenue streams, although terms generally include a requirement of payment within 30 to 60 days of product shipment. Prior to providing payment terms to customers, an evaluation of their credit risk is performed. Returns and customer credits are infrequent and insignificant and are recorded as a reduction to sales. Rights of return are not included in sales arrangements and, therefore, there is minimal variable consideration included in the transaction price of our products.
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
The Company’s deferred revenue liabilities at December 31, 2019 was $214 million on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
Loss Provisions on Accounts Receivable and Inventory
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant bad debt losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2019 was $588 million, net of allowances for doubtful accounts of $10 million.
The Company values all of its inventories at the lower of cost or net realizable value on a first-in,
first-out
basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence,

historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2019 was recorded at its net realizable value of $321 million, which is net of write-downs of $26 million.
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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $240 million, $417 million and $356 million, respectively, as of December 31, 2019.
The Company performs annual impairment reviews of its goodwill on
December 31
of each year. For goodwill impairment review purposes, the Company has two reporting units: Waters and TA. The Company currently does not expect to record an impairment charge in the foreseeable future as the fair values of the reporting units significantly exceeds the carrying value of the reporting units; however, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded. The factors that could cause a material goodwill impairment charge in the future include, but are not limited to, the following:
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
Uncertain Tax Positions
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2019, the Company had unrecognized tax benefits, excluding interest and penalties, of $28 million.
The Company has been granted a 0% contractual tax rate in Singapore that requires the achievement of certain operational and financial milestones that the Company expects to meet, to the extent not already achieved, by December 31, 2020 and maintain through at least March 31, 2021. As part of the Company’s determination of uncertain tax positions, the Company regularly assesses its progress against these operational and financial milestone targets to determine whether the milestones can be reasonably achieved. These milestones were negotiated with the Singaporean tax authorities and established based on the Company’s historical financial performance; the anticipated customer end-market
 demand, particularly in certain regions in the world, and the Company’s anticipated future operating plans. These assessments require significant judgments and estimates about the Company’s ability to meet the milestone targets for the following types of objectives: reaching and maintaining annual revenue and business spending targets; meeting capital expenditures targets; attaining and sustaining employment targets; and establishing a local research and development and service center. The Company regularly monitors its actual and forecasted sales and operating results against these milestones and the Company makes the determination as to whether the future forecasted financial results are most likely to be achieved. These milestones are very similar in nature to the previous Singaporean tax holiday contractual agreements that the Company successfully completed. These milestones are not required to be met until December 2020, at the earliest, which gives the Company sufficient time to make any necessary adjustments to its operating plans to achieve the milestones.
Currently, the Company has determined that it is more likely than not to realize the contractual tax rate in Singapore of 0% and has not recognized an uncertain tax position in its balance sheet related to the achievement of the contractual milestones in Singapore. However, these milestones can be significantly influenced by the business climate in Singapore and the Company’s overall financial performance and, in the event that the Company determines that the milestone targets are not expected to be met, the Company would no longer be able to record a tax benefit at a 0% contractual tax rate on income earned in Singapore from and after the April 1, 2016 start date of the contract period. At such time, the Company would record an income tax charge on the affected Singapore income earned back to April 1, 2016 at the Singapore statutory tax rate(s) (currently 17%), with a corresponding income tax liability recorded on the balance sheet. For the year ended 2019, the effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income and net income per diluted share by $24 million and $0.35, respectively.
Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2019, the Company’s warranty liability was $12 million.

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
Pension and Other Retirement Benefits
In 2018, the Company settled its defined benefit pension plan in the U.S. As a result of this settlement, the Company’s defined benefit pension obligations were significantly reduced in 2018 and 2019. The Company still maintains a number of smaller defined benefit pension plans and other retirement benefits throughout the world. Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s remaining less significant pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.25% for its U.S. benefit plans and 3.11% for its
non-U.S.
benefit plans.
At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company utilized Milliman’s Bond Matching model to determine the discount rate for its U.S. benefit plans. The Company determined the discount rate for its
non-U.S.
benefit plans based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2019 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2019, the Company determined the weighted-average discount rate to be 3.42% for the U.S. benefit plans and 1.38% for the
non-U.S.
benefits plans.
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

As of December 31, 2019, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$32	3.2
Restricted stock units	36	3.3
Performance stock units	10	1.9
Restricted stock	—	—

Total	$78	3.1

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
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2019, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ (deficit) equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2019		December 31, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$119,576	$16	$112,212	$503
Other current liabilities	$29,495	$1,028	$40,175	$224
Interest rate cross-currency swap agreements:
Other assets	$560,000	$4,485	$300,000	$1,093
Accumulated other comprehensive income		$(4,485)		$(1,093)

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2019	2018	2017
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(3,552)	$(6,684)	$3,894
Unrealized (losses) gains on open contracts	Cost of sales	(1,292)	(105)	1,054

Cumulative net pre-tax (losses) gains	Cost of sales	$(4,844)	$(6,789)	$4,948

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$11,709	$2,713	$—
Unrealized gains on open contracts	Stockholders’ (deficit) equity	$4,485	$1,093	$—

Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2019 would decrease pre-tax
earnings by approximately $15 million. Assuming a hypothetical adverse change of 10% in year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2019 would increase by approximately $56 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ (deficit) equity. The related impact on interest income would not have a material effect on pre-tax
earnings.
The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2019, the carrying value of the Company’s cash and cash equivalents approximated fair value.
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2019, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2019 and 2018, $249 million out of $337 million and $471 million out of $1,735 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $176 million out of $337 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2019 would decrease by approximately $18 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ (deficit) equity.

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
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in
Internal Control — Integrated Framework (2013)
, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $356 million as of December 31, 2019. Management performs an impairment test as of
December 31
of each year, or more frequently if events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates. The estimated fair value of the reporting units significantly exceeds the carrying value.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of effort in performing procedures and evaluating audit evidence related to management’s estimated future cash flows, including the estimated growth rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used in the model and evaluating the significant assumptions used by management, including the estimated growth rates. Evaluating management’s assumptions related to estimated revenue growth rates involved evaluating whether the growth rates used by management were reasonable considering the current and past performance of the reporting units and whether those growth rates were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2020

We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$335,715	$796,280
Investments	1,429	938,944
Accounts receivable, net	587,734	568,316
Inventories	320,551	291,569
Other current assets	67,062	68,054

Total current assets	1,312,491	2,663,163
Property, plant and equipment, net	417,342	343,083
Intangible assets, net	240,203	246,902
Goodwill	356,128	355,614
Operating lease assets	93,358	—
Other assets	137,533	118,664

Total assets	$2,557,055	$3,727,426

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable and debt	$100,366	$178
Accounts payable	49,001	68,168
Accrued employee compensation	43,467	64,545
Deferred revenue and customer advances	176,360	164,965
Current operating lease liabilities	27,125	—
Accrued income taxes	45,967	22,943
Accrued warranty	11,964	12,300
Other current liabilities	137,084	115,832

Total current liabilities	591,334	448,931
Long-term liabilities:
Long-term debt	1,580,797	1,148,172
Long-term portion of retirement benefits	59,159	55,853
Long-term income tax liabilities	394,562	430,866
Long-term operating lease liabilities	66,881	—
Other long-term liabilities	80,603	76,346

Total long-term liabil ities	2,182,002	1,711,237

Total liabilities	2,773,336	2,160,168
Commitments and contingencies (Notes 6, 9, 10, 11, 12 , 13 and 1 7 )
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, no ne issued at December 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 161,030 and 160,472 shares issued, 62,587 and 73,115 shares outstanding at December 31, 2019 and December 31, 2018, respectively	1,610	1,605
Additional paid-in capital	1,926,753	1,834,741
Retained earnings	6,587,403	5,995,205
Treasury stock, at cost, 98,443 and 87,357 shares at December 31, 2019 and December 31, 2018, respectively	(8,612,576)	(6,146,322)
Accumulated other comprehensive loss	(119,471)	(117,971)

Total stockholders’ (deficit) equity	(216,281)	1,567,258

Total liabilities and stockholders’ (deficit) equity	$2,557,055	$3,727,426

The accompanying notes are an integral part of the consolidated financial statements.
5
0

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Revenues:
Product sales	$1,567,189	$1,604,993	$1,552,349
Service sales	839,407	814,936	756,729

Total net sales	2,406,596	2,419,929	2,309,078
Costs and operating expenses:
Cost of product sales	642,706	656,275	623,214
Cost of service sales	367,994	336,289	323,853
Selling and administrative expenses	534,791	536,902	544,363
Research and development expenses	142,955	143,403	132,593
Purchased intangibles amortization	9,693	7,712	6,743
Litigation provision (settlement) (Note 11)	—	(426)	11,114
Acquired in-process research and development (Note 2)	—	—	5,000

Total costs and operating expenses	1,698,139	1,680,155	1,646,880

Operating income	708,457	739,774	662,198
Other expense	(3,586)	(47,794)	(340)
Interest expense	(48,690)	(48,641)	(56,839)
Interest income	22,058	38,807	36,078

Income before income taxes	678,239	682,146	641,097
Provision for income taxes	86,041	88,352	620,786

Net income	$592,198	$593,794	$20,311

Net income per basic common share	$8.76	$7.71	$0.25
Weighted-average number of basic common shares	67,627	76,992	79,793
Net income per diluted common share	$8.69	$7.65	$0.25
Weighted-average number of diluted common shares and equivalents	68,166	77,618	80,604

The accompanying notes are an integral part of the consolidated financial statements.
5
1

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$592,198	$593,794	$20,311
Other comprehensive (loss) income:
Foreign currency translation	1,631	(36,279)	101,148
Unrealized gains (losses) on investments before income taxes	3,046	698	(1,794)
Income tax (expense) benefit	(641)	443	68

Unrealized gains (losses) on investments, net of tax	2,405	1,141	(1,726)
Retirement liability adjustment before reclassifications	(9,360)	(6,722)	7,832
Amounts reclassified to other expense	1,979	48,792	3,948

Retirement liability adjustment before income taxes	(7,381)	42,070	11,780
Income tax benefit (expense)	1,845	(14,836)	(4,989)

Retirement liability adjustment, net of tax	(5,536)	27,234	6,791
Other comprehensive (loss) income	(1,500)	(7,904)	106,213

Comprehensive income	$590,698	$585,890	$126,524

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$592,198	$593,794	$20,311
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	38,577	37,541	39,436
Deferred income taxes	9,620	2,405	45,510
Depreciation	53,839	57,952	61,450
Amortization of intangibles	51,457	50,456	44,552
In-process research and development and other non-cash charges	—	—	5,000
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(22,195)	(47,921)	(24,013)
( Increase ) decrease in inventories	(31,854)	(25,396)	731
Increase in other current assets	(10,918)	(12,446)	(16,323)
(Increase) decrease in other assets	(16,470)	6,047	(24,098)
Increase (decrease) in accounts payable and other current liabilities	9,784	(81,663)	3,175
I ncrease in deferred revenue and customer advances	12,189	2,721	10,386
Effect of the 2017 Tax Cuts and Jobs Act	(3,229)	(6,059)	530,383
(Decrease) i ncrease in other liabilities	(39,911)	27,015	1,140
Net cash provided by operating activities	643,087	604,446	697,640
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(163,823)	(96,079)	(85,473)
Asset and business acquisitions, net of cash acquired	—	(31,486)	—
Investment in unaffiliated company	(8,843)	(7,615)	(7,000)
Paym ents for intellectual p roperty licen ses	—	—	(5,000)
P urc hases of investments	(36,951)	(1,006,080)	(2,960,379)
Maturities and sales of inves tments	978,419	2,824,562	2,522,100
Net cash provided by (used in) investing activities	768,802	1,683,302	(535,752)
Cash flows from financing activities:
Proceeds from debt issuances	925,670	274	1,480,190
Payments on debt	(390,482)	(850,435)	(1,310,214)
Payments of debt issuance costs	(2,932)	—	(2,984)
Proceeds from stock plans	53,715	52,429	97,789
Purchases of treasury shares	(2,469,258)	(1,315,106)	(332,544)
Proceeds from (payments for) derivative contracts	10,609	(6,684)	3,894
Net cash used in financing activities	(1,872,678)	(2,119,522)	(63,869)
Effect of exchange rate changes on cash and cash equivalents	224	(14,265)	38,669
(Decrease) increase in cash and cash equivalents	(460,565)	153,961	136,688
Cash and cash equivalents at beginning of period	796,280	642,319	505,631
Cash and cash equivalents at end of period	$335,715	$796,280	$642,319
Supplemental cash flow information:
Income taxes paid	$87,998	$159,397	$70,583
Interest paid	$42,843	$50,798	$56,503
The accompanying notes are an integral part of the consolidated financial statements.
5
3

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (DEFICIT)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity ( Def i cit )
	(In thousands)
Balance December 31, 2016	158,634	$1,586	$1,607,241	$5,385,069	$(4,475,667)	$(216,280)	$2,301,949
Net income	—	—	—	20,311	—	—	20,311
Other comprehensive income	—	—	—	—	—	106,213	106,213
Issuance of common stock for employees:
Employee Stock Purchase Plan	50	1	6,874	—	—	—	6,875
Stock options exercised	972	10	90,904	—	—	—	90,914
Treasury stock	—	—	—	—	(332,544)	—	(332,544)
Stock-based compensation	189	1	40,069	—	—	—	40,070

Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788

Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	593,794	—	—	593,794
Other comprehensive loss	—	—	—	—	—	(7,904)	(7,904)
Issuance of common stock for employees:
Employee Stock Purchase Plan	45	—	7,874	—	—	—	7,874
Stock options exercised	438	5	44,550	—	—	—	44,555
Treasury stock	—	—	—	—	(1,338,111)	—	(1,338,111)
Stock-based compensation	144	2	37,229	—	—	—	37,231

Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258

Net income	—	—	—	592,198	—	—	592,198
Other comprehensive loss	—	—	—	—	—	(1,500)	(1,500)
Issuance of common stock for employees:
Employee Stock Purchase Plan	43	—	7,996	—	—	—	7,996
Stock options exercised	406	4	45,715	—	—	—	45,719
Treasury stock	—	—	—	—	(2,466,254)	—	(2,466,254)
Stock-based compensation	109	1	38,301	—	—	—	38,302

Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)

The accompanying notes are an integral part of the consolidated financial statements.
5
4

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
2    Basis of Presentation and Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, income taxes, litigation, stock-based compensation and contingencies, and to a lesser extent, product returns and allowances, bad debts, inventory valuation, warranty and installation provisions, retirement plan obligations and equity investments, which are not as significant to our financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications
Certain amounts from prior year have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.
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
The Company’s net sales derived from operations outside the United States were
71
%,
72
% and
71
% in 2019, 2018 and 2017, respectively. Gains and losses from foreign currency transactions are included primar
ily
in
cost of sales
in the consolidated statements of operations. In 2019, 2018 and 2017, foreign currency transactions resulted in net losses of $
9
million, $
3
million and $
1
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
Investments are classified as
available-for-sale
in accordance with the accounting standards for investments in debt securities. All debt securities are recorded at fair market value and any unrealized holding gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in stockholders’
(deficit)
equity, net of the related tax effects. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, records a loss as a charge to the statement of operations. The Company classifies its investments exclusive of those categorized as cash equivalents.
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2019 and 2018, $249 million out of $337 million and $471 million out of $1,735 million, respectively, of the Company’s total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $176 million out of $337 million and $251 million out of $1,735 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2019 and 2018, respectively.
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
The following is a summary of the activity of the Company’s allowance for doubtful accounts for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period
Allowance for Doubtful Accounts
December 31, 2019	$7,663	$4,701	$(2,804)	$9,560
December 31, 2018	$6,109	$6,333	$(4,779)	$7,663
December 31, 2017	$5,141	$3,752	$(2,784)	$6,109
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately

% in each of the years 2019, 2018 and 2017. None of the Company’s individual customers accounted for more than
2
% of annual Company sales in 2019, 2018 or 2017. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.
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
 Income (“GILTI”) provision. This provision taxes
 off-shore
 earnings at a rate of 10.5%, partially offset with foreign tax credits. In connection with this provision, the Company’s accounting policy is to treat this new tax as a current period cost.
5
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings —
fifteen
to thirty-nine years; building improvements —
five
to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment —
three
to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations.
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
Goodwill and Other Intangible Assets
The Company tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company performs an annual goodwill impairment assessment for its reporting units as of
December 31
each year. The goodwill and other intangible assets accounting standards define a reporting unit as an operating segment, or one level below an operating segment, if discrete financial information is prepared and reviewed by management. For goodwill impairment review
5
8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purposes, the
Company has two reporting units: Waters
TM
and TA
TM
. Goodwill is allocated to the reporting units at the time of acquisition. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.
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
Software Development Costs
The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $40 million and $34 million of direct expenses that were related to the development of software in 2019 and 2018, respectively. Net capitalized software included in intangible assets totaled $149 million and $147 million at December 31, 2019 and 2018, respectively. See Note
8
, “Goodwill and Other Intangibles”.
The Company capitalizes internal software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $
3

million and $
2
 million at December 31, 2019 and 2018, respectively.
Other Investments
The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have the ability to exercise significant influence, using the accounting standards for investments in equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for at cost, adjusted for subsequent observable price changes as applicable. The Company periodically evaluates the carrying value of its investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable fair value and carries them at cost, less impairment, adjusted for subsequent observable price changes. For equity investments in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the consolidated statements of operations and was not material in any period presented.
During the year ended December 31, 2019, the Company made $9 million of investments in unaffiliated companies. During the year ended December 31, 2018, the Company made a $8 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2019 and 2018. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

	Total at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$1,642	$—	$1,642	$—
Waters 401(k) Restoration Plan assets	30,158	30,158	—	—
Foreign currency exchange contracts	16	—	16	—
Interest rate cross-currency swap agreements	4,485	—	4,485	—

Total	$36,301	$30,158	$6,143	$—

Liabilities:
Contingent consideration	$2,557	$—	$—	$2,557
Foreign currency exchange contracts	1,028	—	1,028	—

Total	$3,585	$—	$1,028	$2,557

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Total at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$164,315	$—	$164,315	$—
Foreign government securities	3,463	—	3,463	—
Corporate debt securities	723,059	—	723,059	—
Time deposits	108,638	—	108,638	—
Waters 401(k) Restoration Plan assets	33,104	33,104	—	—
Foreign currency exchange contracts	503	—	503	—
Interest rate cross-currency swap agreements	1,093		1,093

Total	$1,034,175	$33,104	$1,001,071	$—

Liabilities:
Contingent consideration	$2,476	$—	$—	$2,476
Foreign currency exchange contracts	224	—	224	—

Total	$2,700	$—	$224	$2,476

6
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $
3
million and $
2
million at December 31, 2019 and 2018, respectively, based on the Company’s best estimate, as the earnout
is based on future sales of certain products, some of which are currently in development, through 2034.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $1.0 billion and $510 million at December 31, 2019 and 2018, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.0 billion and $502 million at December 31, 2019 and 2018, respectively, using Level 2 inputs.
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

6
1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Interest Rate Cross-Currency Swap Agreements
As of Decem
b
er 31, 2019
, the Company

has
entered into three-year interest rate cross-currency swap derivative agreements with
a
notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ (deficit) equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2019		December 31, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$119,576	$16	$112,212	$503
Other current liabilities	$29,495	$1,028	$40,175	$224

Interest rate cross-currency swap agreements:
Other assets	$560,000	$4,485	$300,000	$1,093
Accumulated other comprehensive income		$(4,485)		$(1,093)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2019	2018	2017
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(3,552)	$(6,684)	$3,894
Unrealized (losses) gains on open contracts	Cost of sales	(1,292)	(105)	1,054

Cumulative net pre-tax (losses) gains	Cost of sales	$(4,844)	$(6,789)	$4,948

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$11,709	$2,713	$—
Unrealized gains on open contracts	Stockholders’ ( def i cit ) equity	$4,485	$1,093	$—
Stockholders’ (Deficit) Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. During 2019, 2018 and 2017, the Company repurchased 11.1 million, 6.8 million and 1.8 million shares of the Company’s outstanding common stock at a cost of $2.5 billion, $1.3 billion and $323 million, respectively, under the
January 2019
authorization and other previously announced programs. In addition, the Company repurchased $8 million, $10 million and $10 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company has a total of $1.7 billion authorized for future repurchases.
T
he Company accrued $20 million
and $23 million at December 31, 2019 and 2018, respectively, as a result of treasury stock purchases that were unsettled. These transactions were settled in January 2020 and 2019, respectively.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the years
ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2019	$12,300	$7,540	$(7,876)	$11,964
December 31, 2018	$13,026	$5,033	$(5,759)	$12,300
December 31, 2017	$13,391	$8,746	$(9,111)	$13,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $6 million, $7 million and $6 million for 2019, 2018 and 2017, respectively.
Research and Development Expenses
Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. Research and development expenses are expensed as incurred. During 2017, the Company incurred a $
5
 million charge for acquired
in-process
research and development related to the licensing of certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. These licensing arrangements are significantly related to new, biologically-focused applications, as well as other applications, and require the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.
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
Retirement Plans
The Company sponsors various retirement plans, which are described in Note 17, “Retirement Plans”.
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
Subsequent Events
In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3% of the Company’s employees. The Company expects to incur approximately $25 million of severance-related costs, lease termination costs and other related costs during 2020.
In January 2020, the Company entered into a definitive agreement to acquire Andrew Alliance, an innovator in specialty laboratory automation technology, including software and robotics for approximately $80 million. This acquisition is not expected to have a material effect on the Company sales and expenses in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In December 2019, accounting guidance was issued that simplifies the accounting for income taxes by removing certain exceptions within the current guidance; including the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
the
relative standalone selling price of installation based upon a number of factors, including hourly service billing rates and estimated installation hours. In developing these estimates, the Company considers past history, competition, billing rates of current services and other factors.
The Company has sales from standalone software, which

are
included in instrument systems revenue. These arrangements typically include software licenses and maintenance contracts, both of which the Company has determined are distinct performance obligations. The Company determines the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects the Company’s performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available
basis.
Payment terms and conditions vary among the Company’s revenue streams, although terms generally include a requirement of payment within 30 to 60 days of product shipment.
Prior to providing payment terms to customers, an evaluation of their
credit risk is performed. Returns and customer credits are infrequent and insignificant and are recorded as a reduction to sales. Rights of return are not included in sales arrangements and, therefore, there is minimal variable consideration included in the transaction price of our products.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s deferred revenue liabilities on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the period	$204,257	$192,589	$173,780
Recognition of revenue included in balance at beginning of the period	(176,981)	(159,258)	(143,589)
Revenue deferred during the period, net of revenue recognized	186,419	170,926	162,398

Balance at the end of the period	$213,695	$204,257	$192,589

The Company classified $
38

million and $
39

million of deferred revenue and customer advances in other long-term liabilities at December 31, 2019 and 2018, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

December 31, 2019
Deferred revenue and customer advances expected to be recognized in:
One year or less	$176,360
13-24 months	21,029
25 months and beyond	16,306

Total	$213,695

4    Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	$1,642	$—	$—	$1,642

Total	$1,642	$—	$—	$1,642

Amounts included in:
Cash equivalents	$213	$—	$—	$213
Investments	1,429	—	—	1,429

Total	$1,642	$—	$—	$1,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$164,619	$16	$(320)	$164,315
Foreign government securities	3,486	1	(24)	3,463
Corporate debt securities	725,778	41	(2,760)	723,059
Time deposits	108,638	—	—	108,638

Total	$1,002,521	$58	$(3,104)	$999,475

Amounts included in:
Cash equivalents	$60,532	$—	$(1)	$60,531
Investments	941,989	58	(3,103)	938,944

Total	$1,002,521	$58	$(3,104)	$999,475

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2019	December 31, 2018
Due in one year or less	$1,642	$797,649
Due after one year through three years	—	201,826

Total	$1,642	$999,475

Net realized gains and losses on sales of investments were not material in 2019, 2018 and 2017.
5    Inventories
Inventories are classified as follows (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$126,850	$111,641
Work in progress	15,457	15,552
Finished goods	178,244	164,376

Total inventories	$320,551	$291,569

During 2019, 2018 and 2017, the Company recorded inventory-related excess and obsolescence provisions of $13 million, $8 million and $2 million, respectively.
6    Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Land and land improvements	$37,040	$36,554
Buildings and leasehold improvements	355,425	299,103
Production and other equipment	537,211	494,302
Construction in progress	57,985	41,909

Total property, plant and equipment	987,661	871,868
Less: accumulated depreciation and amortization	(570,319)	(528,785)

Property, plant and equipment, net	$417,342	$343,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, and has spent $85 million on this facility through December 31, 2019.
During 2019, 2018 and 2017, the Company retired and disposed of approximately $11 million, $9 million and $15 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains on disposals were immaterial for the years ended December 31, 2019, 2018 and 2017.
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
In each acquisition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs. The pro forma effect of the ongoing operations for Waters Corporation and the DESI imaging technology, either individually or in the aggregate, as though this acquisition had occurred at the beginning of the periods covered by this report was immaterial.
8    Goodwill and Other Intangibles
The carrying amount of goodwill was $356 million at both December 31, 2019 and 2018.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$481,986	$333,255	5 years	$454,307	$307,634	5 years
Purchased intangibles	200,523	151,722	11 years	201,566	144,184	11 years
Trademarks and IPR&D	13,782	—	—	13,677	—	—
Licenses	5,669	5,298	6 years	5,568	4,875	6 years
Patents and other intangibles	83,035	54,517	8 years	77,753	49,276	8 years

Total	$784,995	$544,792	7 years	$752,871	$505,969	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $12 million and $11 million, respectively, in the year ended December 31, 2019 due to the effects of foreign currency translation. Amortization expense for intangible assets was $51 million, $50 million and $45 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense for intangible assets is estimated to be $52 million per year for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9    Debt
In September 2019, the Company issued the following senior unsecured notes:

Senior			Face Value
Unsecured Notes	Term	Interest Rate	(in millions)	Maturity Date
Series L	7 years	3.31%	$200	September 2026
Series M	10 years	3.53%	$300	September 2029
The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on the Series L and M Senior Notes is payable semi-annually. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, plus the applicable make-whole amount for Series L and M Senior Notes, in each case, upon no more than 60 nor less than 20 days’ written notice to the holders of the Senior Notes. In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Other provisions for these senior unsecured notes are similar to the existing senior unsecured notes, as described below.
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
As of December 31, 2019 and 2018, the Company had a total of $1.1 billion and $560 million, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

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
As of December 31, 2019, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
The Company had the following outstanding debt at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Foreign subsidiary lines of credit	$366	$178
Senior unsecured notes - Series B - 5.00%, due February 2020	100,000	—

Total notes payable and debt, current	100,366	178
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	—
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	—
Credit agreement	625,000	590,000
Unamortized debt issuance costs	(4,203)	(1,828)

Total long-term debt	1,580,797	1,148,172

Total debt	$1,681,163	$1,148,350

* Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.

As of both December 31, 2019 and 2018, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.2 billion after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 3.39% and 3.83% at December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $105 million and $90 million at December 31, 2019 and 2018, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rates applicable to these short-term borrowings were 1.48% and 1.88% for December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Annual maturities of debt outstanding at December 31, 2019 are as follows (in thousands):

Total
2020	$100,366
2021	150,000
2022	625,000
2023	50,000
2024	100,000
Thereafter	660,000

Total	$1,685,366

10    Income Taxes
Income tax data for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
The components of income from operations before income taxes are as follows:
Domestic	$97,325	$57,822	$55,751
Foreign	580,914	624,324	585,346

Total	$678,239	$682,146	$641,097

	Year Ended December 31,
	2019	2018	2017
The components of the income tax provision from operations were as follows:
Federal	$7,009	$27,277	$499,828
State	3,329	(11,964)	21,163
Foreign	66,083	70,634	54,285

Total current tax provision	$76,421	$85,947	$575,276

Federal	$6,913	$(3,256)	$35,949
Stat e	1,253	2,247	5,398
Foreign	1,454	3,414	4,163
Total deferred tax provision	9,620	2,405	45,510

Total provision	$86,041	$88,352	$620,786

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
— (Continued)
The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal tax computed at U.S. statutory income tax rate	$142,430	$143,251	$224,384
Enactment of the 2017 Tax Cuts and Jobs Act	—	(6,059)	550,000
Foreign currency exchange impact on distributed earnings	(3,229)	7,495	—
GILTI, net of foreign tax credits	10,523	13,727	—
Settlement of tax audits	—	—	706
State income tax, net of federal income tax benefit	3,459	2,910	1,289
Net effect of foreign operations	(52,727)	(57,003)	(131,694)
Effect of stock-based compensation	(9,211)	(9,089)	(19,566)
Other, net	(5,204)	(6,880)	(4,333)

Provision for income taxes	$86,041	$88,352	$620,786

The Company’s effective tax rates were 12.7%, 13.0% and 96.8% for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2019. The Company has a received a tax holiday on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the 0% contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income during the years ended December 31, 2019, 2018 and 2017 by $24 million, $28 million and $25 million, respectively, and increased the Company’s net income per diluted share by $0.35, $0.36 and $0.31, respectively.
During 2019, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $11 million provision related to the GILTI tax and a tax benefit of $9 million on stock-based compensation.
The 2018 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, a $14 million provision related to the GILTI tax, an $8 million provision for a change in foreign currency exchange rates related to the transition tax, a $9 million benefit related to stock-based compensation and a $6 million net benefit related to the finalization of the impact of the Tax Cuts and Jobs Act (the “2017 Act”).
The 2017 effective tax rate of 96.8% differs from the 35% U.S. statutory tax rate primarily due to the 2017 Act and the jurisdictional mix of earnings. As a result of the 2017 Act, for the year ended December 31, 2017, the Company accrued a $550 million tax provision. This provision reduced net income per diluted share by $6.82 in 2017, and the Company’s effective tax rate was 11.0% excluding this $550 million provision. During 2017, the Company also had a benefit of $20 million related to stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to the enactment of the 2017 Act, the Company had an indefinite reinvestment assertion on a significant portion of its undistributed earnings from foreign subsidiaries. At the end of 2018, and as a result of the enactment of the 2017 Act, the Company reevaluated its historic assertion and no longer considered these earnings to be indefinitely reinvested in its foreign subsidiaries. The Company recorded a tax provision of $3 million and $4 million for 2019 and 2018, respectively, for future withholding taxes and U.S. state taxes on repatriation of 2019 and 2018 undistributed earnings.
The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses and credits	$55,939	$63,052
Depreciation	4,776	7,495
Operating leases	19,849	—
Amortization	3,738	3,633
Stock-based compensation	9,790	9,984
Deferred compensation	20,077	22,058
Unrealized foreign currency gain/loss	7,955	5,881
Deferred revenue	9,696	4,654
Revaluation of equity investments and licenses	3,424	3,148
Inventory	4,824	4,588
Accrued liabilities and reserves	7,215	7,213
Other	3,839	4,073

Total deferred tax assets	151,122	135,779
Valuation allowance	(51,221)	(53,893)

Deferred tax assets, net of valuation allowance	99,901	81,886
Deferred tax liabilities:
Capitalized software	(21,025)	(19,491)
Operating leases	(19,553)	—
Indefinite-lived intangibles	(14,363)	(13,753)
Deferred tax liability on foreign earning s	(18,027)	(20,443)

Total deferred tax liabilities	(72,968)	(53,687)

Net deferred tax assets	$26,933	$28,199

The Company has gross foreign net operating losses of $221 million that do not expire under current laws. As of December 31, 2019, the Company has provided a deferred tax valuation allowance of $51 million, of which $48 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $8 million as of December 31, 2019, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.
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
The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance at the beginning of the period	$26,108	$5,843	$9,964
Net reductions for settlement of tax audits	—	—	(22)
Net reductions for lapse of statutes taken during the period	(261)	(436)	(5,178)
Net additions for tax positions taken during the prior period	—	17,651	—
Net additions for tax positions taken during the current period	1,943	3,050	1,079

Balance at the end of the period	$27,790	$26,108	$5,843

As of 2019, the total amount of gross unrecognized tax benefits was $28 million, all of which, if recognized, would impact the Company’s effective tax rate.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2014. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.
As of December 31, 2019, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
As of December 31, 2019, the Company is currently under an income tax audit in the U.S. for its 2016 tax year. The Company is also subject to various foreign audits and inquiries and we currently do not expect any material adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the activity of the Company’s valuation allowance for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:

2019	$53,893	$(1,242)	$(1,430)	$51,221
2018	$62,098	$(2,128)	$(6,077)	$53,893
201 7	$61,225	$(6,363)	$7,236	$62,098

*	These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.
**
The change in the valuation allowance during the year ended December 31, 2019 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward. The change in the valuation allowance during the year ended December 31, 2018 was primarily due to the write-off of a valuation allowance to Retained Earnings for the tax effect related to intra-entity transfers. The change in the valuation allowance during the year ended December 31, 2017 was primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward.

11    Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2017, the Company incurred $11 million of litigation provisions and related costs, primarily related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2019 and 2018.
12    Leases
The Company adopted new accounting guidance regarding the accounting for leases as of January 1, 2019 using a modified retrospective transition approach that was applied to leases existing as of, or entered into after, January 1, 2019. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Upon adoption, the Company recorded a right-of-use
lease asset and lease liabilities in the amount $
100
million as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows and retained earnings.
The Company’s operating leases consist of property leases for sales, demonstration, laboratory, warehouse and office spaces, automotive leases for sales and service personnel and equipment leases, primarily used in our manufacturing and distribution operations. The lease policies described below were effective as of January 1, 2019. For leases with terms greater than 12 months, the Company recorded the related right-of-use
asset and lease liability obligation at the present value of lease payments over the term of the leases. Some of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments. A certain number of these leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the Company’s determination of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lease payments. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses, which are recorded as variable costs when incurred. Variable costs incurred were not material in 2019.
In addition, the Company’s lease agreements that contain lease and non-lease
components are generally accounted for as a single lease component. The Company has elected not to apply the recognition requirements of the new accounting guidance to leases with terms less than 12 months. For these leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. Costs incurred related to leases with terms less than 12 months were not material in 2019. As of December 31, 2019 and 2018, the Company does not have leases that are classified as finance leases.
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
As of December 31, 2019, the Company has lease agreements that expire at various dates through 2034, with a weighted-average remaining lease term of 5.3 years. Rental expense was $36 million for the year ended
December 31, 2019 under the new lease accounting standard and $28 million for the year ended December 31, 2018 under the previous lease accounting standard. As of December 31, 2019, the weighted-average discount rate used to determine the present value of lease liabilities was 3.80%. Cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $36 million during the year ended December 31, 2019. The Company recorded
$118 million
right-of-use
assets in exchange for new operating lease liabilities during the year ended December 31, 2019. The total right-of-use
assets
recorded
during 2019 includes the $100 million
right-of-use
assets recorded upon adoption as of January 1, 2019.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

	Financial Statement Classification	December 31, 2019
Assets:
Property operating lease assets	Operating lease assets	$64,206
Automobile operating lease assets	Operating lease assets	27,197
Equipment operating lease assets	Operating lease assets	1,955

Total lease assets		$93,358

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$27,125
Long-term operating lease liabilities	Long-term operating lease liabilities	66,881

Total lease liabilities		$94,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Undiscounted future minimum rents payable as of December 31, 2019 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2020	$29,489
2021	21,774
2022	16,743
2023	9,175
2024	6,867
2025 and thereafter	19,311

Total future minimum lease payments	103,359
Less: amount of lease payments representing interest	(9,353)

Present value of future minimum lease payments	94,006
Less: current operating lease liabilities	(27,125)

Long-term operating lease liabilities	$66,881

Prior to the adoption of the new lease accounting standard, undiscounted future minimum rents payable as of December 31, 2018 under non-cancelable leases with initial terms exceeding one year were as follows (in thousands):

2019	$28,417
2020	23,424
2021	16,032
2022	11,816
2023 and thereafter	23,269

Total future minimum lease payments	$102,958

13    Other Commitments and Contingencies
The Company licenses certain technology and software from third parties.
Future minimum license fees payable under existing license agreements as of December 31, 2019 are immaterial for the years ended December 31, 2020 and thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14    Stock-Based Compensation
In May 2012, the Company’s shareholders approved the Company’s 2012 Equity Incentive Plan (“2012 Plan”). As of December 31, 2019, the 2012 Plan has 2.1 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance stock units or other types of awards. The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2012 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2012 Plan is scheduled to terminate on May 9, 2022. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, and restricted stock units and performance stock units may be issued under the 2012 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2019, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.
In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to 15
% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2019, 1.5
 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year.
The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period.
Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.
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
The consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2019	2018	2017
Cost of sales	$2,271	$2,212	$3,032
Selling and administrative expenses	30,907	30,443	33,335
Research and development expenses	5,399	4,886	3,069

Total stock-based compensation	$38,577	$37,541	$39,436

During the years ended December 31, 2019, 2018 and 2017, the Company recognized less than $1 million, $1 million and $4 million of expense, respectively, of stock-based compensation related to the modification of certain stock awards upon the retirement of senior executives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the year ended December 31, 2019, 2018 and 2017 are as follows:

Options Issued and Significant Assumptions Used to Estimate Option Fair Values	2019	2018	2017
Options issued in thousands	146	321	389
Risk-free interest rate	2.5%	2.7%	2.2%
Expected life in years	5	6	6
Expected volatility	24.5%	25.3%	22.7%
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2019	2018	2017
Exercise price	$230.37	$196.78	$170.24
Fair value	$61.75	$59.89	$45.73
The following table summarizes stock option activity for the plans for the year ended December 31, 2019 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2018	1,790	$38.09	to	$208.47	$142.47
Granted	146	$183.41	to	$238.52	$230.37
Exercised	(406)	$38.09	to	$208.47	$113.06
Canceled	(75)	$113.36	to	$238.52	$159.67

Outstanding at December 31, 2019	1,455	$61.63	to	$238.52	$158.61

The following table details the options outstanding at December 31, 2019 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$61.63 to $128.93	529	$117.10	5.1	430	$114.85
$128.94 to $192.62	520	$160.06	7.7	208	$149.37
$192.63 to $238.52	406	$210.84	8.2	91	$196.83

Total	1,455	$158.61	6.9	729	$134.94

During 2019, 2018 and 2017, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $45 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$44 million

and
$76 million, respectively. The total cash received from the exercise of these stock options was $46 million,

$45 million

and
$91 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The aggregate intrinsic value of the outstanding stock options at December 31, 2019 was $110 million. Options exercisable at December 31, 2019, 2018 and 2017 were 0.7 million
,
0.8 million

and
0.9 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2019, 2018 and 2017 were $134.94,
$117.08
and
$103.63, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2019 was 6 years.

The aggregate intrinsic value of stock options exercisable as of December 31, 2019 was $72 million.
At December 31, 2019, the Company had 1.4 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $109 million, $158.33 and 6.9 years, respectively, at December 31, 2019.
As of December 31, 2019, there were $32 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock
During the years ended December 31, 2019, 2018 and 2017, the Company granted five
thousand
,

five thousand and
eight
thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in 2019, 2018 and 2017 was $183.41,
 $194.73 and
$130.35, respectively. The Company has recorded $1 million of compensation expense in each of the years ended December 31, 2019, 2018 and 2017 related to the restricted stock grants. As of December 31, 2019, the Company had five
thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Grant Dat e Fair Value per Share
Unvested at December 31, 2018	304	$153.31
Granted	86	$235.31
Vested	(104)	$139.07
Forfeited	(26)	$167.60

Unvested at December 31, 2019	260	$184.70

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2019, 2018 and 2017 on the restricted stock units expected to vest were $14 million, $16 million and $17 million, respectively. As of December 31, 2019, there were $33 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.3 years.
Performance Stock Units
The Company’s performance stock units are equity compensation awards with a market vesting condition based on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the components of the S&P Health

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Care Index. TSR is the change in value of a stock price over time, including the reinvestment of dividends.
The vesting schedule ranges from 0% to 200% of the target shares awarded.
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the year ended December 31, 2019, 2018 and 2017 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2019	2018	2017
Performance stock units issued in thousands	13	40	40
Risk-free interest rate	2.4%	2.4%	1.6%
Expected life in years	2.8	3.0	3.0
Expected volatility	23.5%	22.0%	20.9%
Average volatility of peer companies	26.2%	25.9%	25.6%
Correlation Coefficient	34.2%	35.9%	37.8%
Expected dividends	—	—	—
The following table summarizes the unvested performance stock unit award activity for the year ended December 31, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2018	100	$212.34
Granted	13	$372.68
Forfeited	(8)	$200.26

Unvested at December 31, 2019	105	$233.11

The amount of compensation costs recognized for the years ended December 31, 2019
, 2018
and 2017 on the performance stock units expected to vest were $
7
million
, $5 million
and

less than
$
1

million, respectively
. As of Decem
b
er 31, 2019, there were $
10

million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of
1.9
 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15    Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2019
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$592,198	67,627	$8.76
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	539	(0.07)

Net income per diluted common share	$592,198	68,166	$8.69

	Year Ended December 31, 2018
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$593,794	76,992	$7.71
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	626	(0.06)

Net income per diluted common share	$593,794	77,618	$7.65

	Year Ended December 31, 2017
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$20,311	79,793	$0.25
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	811	—

Net income per diluted common share	$20,311	80,604	$0.25

For the years ended December 31, 2019, 2018 and 2017, the Company had 0.1 million, 0.1 million and 0.4 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
16    Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(69,418)	$(37,103)	$(3,546)	$(110,067)
Other comprehensive (loss) income, net of tax	(36,279)	27,234	1,141	(7,904)
Balance at December 31, 2018	$(105,697)	$(9,869)	$(2,405)	$(117,971)
Other comprehensive income (loss), net of tax	1,631	(5,536)	2,405	(1,500)

Balance at December 31, 2019	$(104,066)	$(15,405)	$—	$(119,471)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17    Retirement Plans
U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2019, 2018 and 2017, the Company’s matching contributions amounted to $17 million, $17 million and $16 million, respectively.
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
In May 2018, the Company’s board of directors approved the termination of two defined benefit pension plans in the U.S. for which the pay credit accruals have been frozen, the Waters Retirement Plan and the Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”). In December 2018, the Company settled the Waters Retirement Plan obligation by making lump-sum
cash payments and purchasing annuity contracts for participants to permanently extinguish the pension plan’s obligations. As a result, the Company recorded a $46 million charge to other expense, which consisted of a $6 million cash contribution to the plan and a $40 million non-cash
charge related to the reversal of unrecognized actuarial losses recorded in accumulated other comprehensive income in the stockholders’ equity. The $46 million pre-tax
charge reduced net income per diluted share by $0.39. The termination of the Waters Retirement Restoration Plan was
 completed in 2019.
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
The Company contributed $15 million, $13 million and $12 million in the years ended December 31, 2019, 2018 and 2017, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S.
 plans are consistent with local laws and regulations.
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

Net actuarial (gains) losses that arose during the year were due to changes in the discount rate as well as differences between expected and actual return on plan assets.
Summary data for the U.S. Pension Plans, U.S. Retiree Healthcare Plan and
Non-U.S.
 Pension Plans are presented in the following tables, using the measurement dates of December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the projected benefit obligations for the plans at December 31, 2019 and 2018 is as follows (in thousands):

	2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$972	$17,724	$93,722	$168,064	$17,121	$96,378
Service cost	—	499	4,339	568	566	5,368
Employee contributions	—	1,214	499	—	1,159	622
Interest cost	29	777	1,735	6,491	636	1,707
Actuarial (gains) losses	(32)	2,081	13,385	6,415	(621)	(2,274)
Benefits paid	—	(1,109)	(3,281)	(3,416)	(1,007)	(3,277)
Plan amendments	—	—	—	—	(130)	(44)
Plan settlements	(969)	—	(7,407)	(177,150)	—	(2,791)
Other plans	—	—	1,598	—	—	1,063
Currency impact	—	—	(1,224)	—	—	(3,030)

Projected benefit obligation, December 31	$—	$21,186	$103,366	$972	$17,724	$93,722

The accumulated benefit obligations for the plans at December 31, 2019 and 2018 are as follows (in thousands):

	2019				2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans
Accumulated benefit obligation	$—		**	$88,105	$972		**	$82,026

**	Not applicable.
The reconciliation of the fair value of the plan assets at December 31, 2019 and 2018 is as follows (in thousands):

	2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$—	$11,080	$81,587	$171,373	$11,125	$74,990
Actual return on plan assets	—	2,140	6,237	2,555	(584)	1,070
Company contributions	969	448	6,103	6,625	387	10,778
Employee contributions	—	1,214	499	—	1,159	622
Plan settlements	(969)	—	(7,044)	(177,137)	—	—
Benefits paid	—	(1,109)	(3,281)	(3,416)	(1,007)	(3,277)
Other plans	—	—	82	—	—	—
Currency impact	—	—	(1,172)	—	—	(2,596)

Fair value of plan assets, December 31	$—	$13,773	$83,011	$—	$11,080	$81,587

8
6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The summary of the funded status for the plans at December 31, 2019 and 2018 is as follows (in thousands):

	2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$—	$(21,186)	$(103,366)	$(972)	$(17,724)	$(93,722)
Fair value of plan assets	—	13,773	83,011	—	11,080	81,587

Funded status	$—	$(7,413)	$(20,355)	$(972)	$(6,644)	$(12,135)

The summary of the amounts recognized in the consolidated balance sheets for the plans at December 31, 2019 and 2018 is as follows (in thousands):

	2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$1,466	$—	$—	$3,284
Current liabilities	—	(448)	(4)	(972)	(387)	(1)
Long-term liabilities	—	(6,965)	(21,817)	—	(6,257)	(15,418)

Net amount recognized at December 31	$—	$(7,413)	$(20,355)	$(972)	$(6,644)	$(12,135)

For the
Non-U.S.
Pension Plans, all of the plans where the projected benefit obligation is in excess of plan assets also have an accumulated benefit obligation that is in excess of plan assets, with the exception of a defined benefit plan in Belgium which has a projected benefit obligation of $11 million, an accumulated benefit obligation of $6 million, and plan assets of $10 million at December 31, 2019. The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Projected benefit obligation	$81,566	$60,359
Accumulated benefit obligations	$73,644	$56,029
Fair value of plan assets	$60,832	$44,940
The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019			2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$499	$4,339	$568	$566	$5,368	$450	$546	$5,082
Interest cost	29	777	1,735	6,491	636	1,707	6,829	618	1,518
Expected return on plan assets	—	(706)	(2,154)	(6,833)	(706)	(1,974)	(10,298)	(587)	(1,688)
Settlement loss	27	—	1,548	45,157	—	—	155	—	232
Net amortization:
Prior service credit	—	(19)	(108)	—	(19)	(108)	—	—	(168)
Net actuarial loss	—	—	531	3,082	—	680	2,770	—	959

Net periodic pension cost (benefit)	$56	$551	$5,891	$48,465	$477	$5,673	$(94)	$577	$5,935

8
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019			2018			2017
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service (cost) credit	$—	$—	$—	$—	$130	$44	$—	$—	$(636)
Net gain (loss) arising during the year	32	(648)	(8,940)	(10,616)	(670)	4,088	8,879	13	1,609
Amortization:
Prior service credit	—	(19)	(108)	—	(19)	(35)	—	—	(168)
Net loss	27	—	2,079	48,239	—	680	2,925	—	1,191
Other Plans	—	—	18	—	—	(354)	—	—	—
Currency impact	—	—	178	—	—	583	—	—	(2,033)

Total recognized in other comprehensive (loss) income	$59	$(667)	$(6,773)	$37,623	$(559)	$5,006	$11,804	$13	$(37)

The summary of the amounts included in
accumulated
other comprehensive loss in stockholders’ (deficit) equity for the plans at December 31, 2019 and 2018 is as follows (in thousands):

	2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$—	$(731)	$(20,600)	$(59)	$(83)	$(13,987)
Prior service credit	—	93	506	—	112	666

Total	$—	$(638)	$(20,094)	$(59)	$29	$(13,321)

The summary of the amounts included in accumulated other comprehensive loss expected to be included in next year’s net periodic benefit cost for the plans at December 31, 2019 is as follows (in thousands):

	2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$—	$—	$(1,541)
Prior service credit	—	19	158

Total	$—	$19	$(1,383)

8
8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The plans’ investment asset mix is as follows at December 31, 2019 and 2018:

	2019		2018
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	64%	6%	61%	7%
Debt securities	36%	21%	39%	18%
Cash and cash equivalents	0%	1%	0%	5%
Insurance contracts and other	0%	72%	0%	70%

Total	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	30% - 90%	5%
Debt securities	35%	20% - 50%	20%
Cash and cash equivalents	0%	0% - 10%	10%
Insurance contracts and other	5%	0% - 10%	65%
The asset allocation policy for the U.S. Retiree Healthcare Plan was developed in consideration of the following long-term investment objectives: achieving a return on assets consistent with the investment policy, achieving portfolio returns which compare favorably with those of other similar plans, professionally managed portfolios and of appropriate market indexes and maintaining sufficient liquidity to meet the obligations of the plan. Within the equity portfolio of the U.S. Retiree Healthcare Plan, investments are diversified among market capitalization and investment strategy, and targets a 45% allocation of the equity portfolio to be invested in financial markets outside of the United States.
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

There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the Company’s retirement plan assets are as follows at December 31, 2019 (in thousands):

	Total at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	13,773	13,773	—	—

Total U.S. Retiree Healthcare Plan	13,773	13,773	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	690	690	—	—
Mutual funds (c)	22,202	22,202	—	—
Bank and insurance investment contracts (d)	60,119	—	—	60,119

Total Non-U.S. Pension Plans	83,011	22,892	—	60,119

Total fair value of retirement plan assets	$96,784	$36,665	$—	$60,119

The fair value of the Company’s retirement plan assets are as follows at December 31, 2018 (in thousands):

	Total at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds ( e )	11,080	11,080	—	—

Total U.S. Retiree Healthcare Plan	11,080	11,080	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	4,439	4,439	—	—
Mutual funds ( f )	20,430	20,430	—	—
Bank and insurance investment contracts (d)	56,718	—	—	56,718

Total Non-U.S. Pension Plans	81,587	24,869	—	56,718

Total fair value of retirement plan assets	$92,667	$35,949	$—	$56,718

(a)	The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 35% in the common stock of large-cap
U.S. companies, 29% in the common stock of international growth companies and 36% in fixed income bonds of U.S. companies and the
U.S. government.
(b)	Primarily represents deposit account funds held with various financial institutions.
(c)	The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 57% in international bonds, 23% in the common stock of international companies and 20% in various other global investments.
(d)	Amount represents bank and insurance guaranteed investment contracts.
(e)	The mutual fund balance in the U.S.
Retiree Healthcare Plan is
 invested in the following categories: 40% in the common stock of large-cap
U.S. companies, 21% in the common stock of international growth companies and 39% in fixed income bonds of
U.S. companies and
the
U.S. government.
(f)	The mutual fund balance in the
Non-
U.S.
Pension Plans
is invested in the following categories: 56% in
international bonds,
 24% in the common stock of international companies and 20%
in
various other global investments.

9
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in fair value of the Level
3
retirement plan assets for the years ended December
31
,
2019
and
2018
(in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2017	$51,963
Net purchases (sales) and appreciation (depreciation)	4,755

Fair value of assets, December 31, 2018	56,718
Net purchases (sales) and appreciation (depreciation)	3,401

Fair value of assets, December 31, 2019	$60,119

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2019, 2018 and 2017 are as follows:

	2019			2018			2017
	U.S.		Non-U.S.	U.S.		Non-U.S.	U.S.		Non-U.S.
Discount rate	3.42%		1.38%	4.40%		1.95%	3.94%		1.79%
Increases in compensation levels		**	2.83%		**	2.66%		**	2.43%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.41%	2.25%	3.96%	1.93%	4.28%	1.80%
Return on plan assets	6.25%	3.11%	4.35%	2.75%	6.53%	2.64%
Increases in compensation levels	**	3.20%	**	2.70%	**	2.63%

**	Not applicable
To develop the
expected
long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and historical expenses paid by the plan. A one-quarter
percentage point increase in the assumed long-term rate of return on assets would decrease the Company’s net periodic benefit cost by less than $1 million
.
A
one-quarter
percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost by less than $1 million
.
During fiscal year 2020, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2019 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2020	$1,123	$2,723	$3,846
2021	1,209	4,746	5,955
2022	1,281	3,238	4,519
2023	1,376	2,749	4,125
2024	1,437	2,884	4,321
2025 - 2029	7,420	20,691	28,111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18    Business Segment
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
Net sales for the Company’s products and services are as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Product net sales:
Waters instrument systems	$963,871	$1,000,625	$988,750
Chemistry consumables	412,018	400,287	372,157
TA instrument systems	191,300	204,081	191,442

Total product sales	1,567,189	1,604,993	1,552,349
Service net sales:
Waters service	761,594	738,433	686,656
TA service	77,813	76,503	70,073

Total service sales	839,407	814,936	756,729

Total net sales	$2,406,596	$2,419,929	$2,309,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net Sales:
Asia:
China	$439,557	$443,321	$387,059
Japan	180,707	173,357	167,258
Asia Other	318,848	305,613	308,300

Total Asia	939,112	922,291	862,617
Americas:
United States	692,277	683,596	669,274
Americas Other	137,964	151,581	140,715

Total Americas	830,241	835,177	809,989
Europe	637,243	662,461	636,472

Total net sales	$2,406,596	$2,419,929	$2,309,078

None of the Company’s individual customers accounts for more than
2
% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Pharmaceutical	$1,365,275	$1,365,731	$1,294,668
Industrial	719,377	737,144	721,088
Academic and governmental	321,944	317,054	293,322

Total net sales	$2,406,596	$2,419,929	$2,309,078

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net sales recognized at a point in time:
Instrument systems	$1,155,171	$1,204,706	$1,180,192
Chemistry consumables	412,018	400,287	372,157
Service sales recognized at a point in time (time & materials)	323,247	317,549	299,385

Total net sales recognized at a point in time	1,890,436	1,922,542	1,851,734
Net sales recognized over time:
Service and software sales recognized over time (contracts)	516,160	497,387	457,344

Total net sales	$2,406,596	$2,419,929	$2,309,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-lived assets information at December 31, 2019 and 2018 is presented below (in thousands):

	2019	2018	2017
Long-lived assets:
United States	$276,891	$203,664	$186,344
Americas Other	1,929	1,680	1,720

Total Americas	278,820	205,344	188,064
Europe	116,734	118,513	136,440
Asia	21,788	19,226	24,774

Total long-lived assets	$417,342	$343,083	$349,278

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.
19    Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$513,862	$599,162	$577,278	$716,294	$2,406,596
Costs and operating expenses:
Cost of sales	221,031	249,546	241,055	299,068	1,010,700
Selling and administrative expenses	134,339	133,208	126,036	141,208	534,791
Research and development expenses	35,060	36,490	34,333	37,072	142,955
Purchased intangibles amortization	2,281	2,264	2,619	2,529	9,693

Total costs and operating expenses	392,711	421,508	404,043	479,877	1,698,139

Operating income	121,151	177,654	173,235	236,417	708,457
Other expense	(525)	(342)	(496)	(2,223)	(3,586)
Interest expense	(11,563)	(11,448)	(11,456)	(14,223)	(48,690)
Interest income	8,315	5,871	3,455	4,417	22,058

Income before income taxes	117,378	171,735	164,738	224,388	678,239
Provision for income taxes	8,392	27,325	26,605	23,719	86,041

Net income	$108,986	$144,410	$138,133	$200,669	$592,198

Net income per basic common share	1.52	2.09	2.09	3.15	8.76
Weighted-average number of basic common shares	71,704	68,989	66,226	63,795	67,627
Net income per diluted common share	1.51	2.08	2.07	3.12	8.69
Weighted-average number of diluted common shares and equivalents	72,415	69,494	66,768	64,348	68,166

9
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$530,670	$596,219	$578,021	$715,019	$2,419,929
Costs and operating expenses:
Cost of sales	221,421	243,135	241,139	286,869	992,564
Selling and administrative expenses	130,407	136,645	126,997	142,853	536,902
Research and development expenses	34,480	35,644	35,173	38,106	143,403
Purchased intangibles amortization	1,659	1,602	2,114	2,337	7,712
Litigation provisions	(1,672)	—	924	322	(426)

Total costs and operating expenses	386,295	417,026	406,347	470,487	1,680,155

Operating income	144,375	179,193	171,674	244,532	739,774
Other income (expense)	346	(1,828)	(811)	(45,501)	(47,794)
Interest expense	(13,838)	(11,692)	(11,435)	(11,676)	(48,641)
Interest income	9,666	8,888	9,802	10,451	38,807

Income before income taxes	140,549	174,561	169,230	197,806	682,146
Provision for income taxes	28,598	18,884	28,216	12,654	88,352

Net income	$111,951	$155,677	$141,014	$185,152	$593,794

Net income per basic common share	1.42	2.00	1.84	2.48	7.71
Weighted-average number of basic common shares	78,883	77,833	76,575	74,802	76,992
Net income per diluted common share	1.40	1.98	1.83	2.46	7.65
Weighted-average number of diluted common shares and equivalents	79,715	78,438	77,136	75,345	77,618

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
In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million (see Note 1
1
). In the fourth quarter of 2018, the Company settled a pension plan obligation and recorded a $46 million charge, which consisted of a $6 million cash contribution to the plan and a $40 million non-cash
charge related to the reversal of unrecognized actuarial losses recorded in accumulated other comprehensive income in the stockholders’ equity (see Note 1
7
).
9
5

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
10-K.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 46 of this Form
10-K.
Report of the Independent Registered Public Accounting Firm
See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page 47 of this Form
10-K.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B: Other	Information

None.

PART III
Item 10:	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is contained in the definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this Form
 10-K.
The Company has adopted a Global Code of Business Conduct & Ethics (the “Code”) that applies to all of the Company’s employees (including its executive officers) and directors and that is in compliance with Item 406 of Regulation
S-K.
The Code has been distributed to all employees of the Company. In addition, the Code is available on the Company’s website,
www.waters.com
, under the caption “Corporate Governance”. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of a provision of, the Code applicable to any executive officer or director by posting such information on its website. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.
The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, finance committee and nominating and corporate governance committee of the Board of Directors are available on the Company’s website,
www.waters.com
, under the caption “Corporate Governance”. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.
Item 11:	Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,861	$158.61	2,711
Equity compensation plans not approved by security holders	—	—	—

Total	1,861	$158.61	2,711

(1)	Column (a) includes an aggregate of 406 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 14, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.
Item	13: Certain Relationships and Related Transactions and Director Independence

This information is contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.
Item	14: Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV
Item 15:
 Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:
(1)	Financial Statements:

The consolidated financial statements of the Company and its subsidiaries are filed as part of this Form
 10-K
and are set forth on pages 50 to 95. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 25, 2020, is set forth beginning on page 47 of this Form
 10-K.
(2)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)(P)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of December 5, 2017.(29)

4.1	Description of Registrant’s Securities

10.1	Waters Corporation Retirement Plan.(2)(P)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(6)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(9)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(11)(*)

10.10	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(12)(*)

10.11	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(12)(*)

10.12	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Eugene G. Cassis.(21)(*)

Exhibit Number	Description of Document

10.13	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

10.14	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.15	2014 Waters Corporation Management Incentive Plan.(21)(*)

10.16	Waters Corporation 2009 Employee Stock Purchase Plan.(14)(*)

10.17	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

10.18	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.19	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.20	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.21	Form of Waters 2012 Stock Option Agreement - Executive Officers.(18)(*)

10.22	Form of Waters 2012 Stock Option Agreement - Directors.(18)(*)

10.23	Form of Waters 2012 Restricted Stock Agreement - Directors.(18)(*)

10.24	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting.(19)(*)

10.25	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting.(19)(*)

10.26	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein.(20)

10.27	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira.(22)(*)

10.28	President and Chief Executive Employment Agreement.(23)(*)

10.29	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell.(23)(*)

10.30	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein.(24)

10.31	Form of Waters 2012 Performance Stock Unit Award Agreement.(25)(*)

10.32	Senior Vice President and Chief Financial Officer Employment Agreement.(26)(*)

10.33	Change of Control/Severance Agreement, dated as of January 9, 2017, between Waters Corporation and Sherry L. Buck.(26)(*)

10.34	Form of Change of Control/Severance Agreement.(27)(*)

10.35	Employment Agreement, dated July 21, 2017, between Waters Corporation and Dr. Rohit Khanna.(28)(*)

10.36	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(30)

10.37	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(31)

Exhibit Number	Description of Document

10.38	Second Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(31)

10.39	First Amendment to the Note Purchase Agreement, dated as of March 15, 2011.(31)

10.40	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014.(31)

10.41	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016.(31)

10.42	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein.(32)

10.43	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan(*)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101
The following materials from Waters Corporation’s Annual Report on Form
10-K
for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2015 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2015 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 7, 2015 (File No. 001-14010).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010).

(26)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 24, 2017 (File No. 001-14010).

(27)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010).

(28)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 3, 2017 (File No. 001-14010).

(29)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 8, 2017 (File No. 001-14010).

(30)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010).

(31)	Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010).

(32)	Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010).

(P)	Paper Filing

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(**)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

(b)	See Item 15 (a) (3) above.

Item	16: Form 10-K Summary

The optional summary in Item 16 has not been included in this Form
10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Corporation

/s/ Sherry L. Buck
Sherry L. Buck
Senior Vice President and
Chief Financial Officer
Date: February 25, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

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