Form 10-Q
period 2020-03-28
WATERS CORP /DE/
filed 2020-04-29
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020
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

24
, 2020: 61,908,682

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:
 Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 28, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$390,061	$335,715
Investments	3,810	1,429
Accounts receivable, net	522,209	587,734
Inventories	344,009	320,551
Other current assets	67,687	67,062

Total current assets	1,327,776	1,312,491
Property, plant and equipment, net	439,420	417,342
Intangible assets, net	243,389	240,203
Goodwill	423,787	356,128
Operating lease assets	90,664	93,358
Other assets	141,482	137,533

Total assets	$2,666,518	$2,557,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and debt	$50,000	$100,366
Accounts payable	61,059	49,001
Accrued employee compensation	22,648	43,467
Deferred revenue and customer advances	218,210	176,360
Current operating lease liabilities	27,999	27,125
Accrued income taxes	46,875	45,967
Accrued warranty	11,016	11,964
Other current liabilities	113,244	137,084

Total current liabilities	551,051	591,334
Long-term liabilities:
Long-term debt	1,845,981	1,580,797
Long-term portion of retirement benefits	55,078	59,159
Long-term income tax liabilities	394,750	394,562
Long-term operating lease liabilities	63,612	66,881
Other long-term liabilities	94,045	80,603
Total long-term liabilities	2,453,466	2,182,002

Total liabilities	3,004,517	2,773,336
Commitments and contingencies (Notes 7, 8 and 12)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at March 28, 2020 and December 31, 2019	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 161,253 and 161,030 shares issued, 61,896 and 62,587 shares outstanding at March 28, 2020 and December 31, 2019, respectively	1,613	1,610
Additional paid-in capital	1,947,626	1,926,753
Retained earnings	6,639,980	6,587,403
Treasury stock, at cost, 99,357 and 98,443 shares at March 28, 2020 and December 31, 2019, respectively	(8,788,801)	(8,612,576)
Accumulated other comprehensive loss	(138,417)	(119,471)

Total stockholders’ deficit	(337,999)	(216,281)

Total liabilities and stockholders’ deficit	$2,666,518	$2,557,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands, except per share data)
Revenues:
Product sales	$274,183	$320,503
Service sales	190,756	193,359

Total net sales	464,939	513,862
Costs and operating expenses:
Cost of product sales	119,839	132,390
Cost of service sales	90,805	88,641
Selling and administrative expenses	147,735	134,339
Research and development expenses	34,989	35,060
Purchased intangibles amortization	2,625	2,281
Litigation provision	666	—

Total costs and operating expenses	396,659	392,711

Operating income	68,280	121,151
Other expense	(374)	(525)
Interest expense	(14,079)	(11,563)
Interest income	4,036	8,315

Income before income taxes	57,863	117,378
Provision for income taxes	4,301	8,392

Net income	$53,562	$108,986

Net income per basic common share	$0.86	$1.52
Weighted-average number of basic common shares	62,232	71,704
Net income per diluted common share	$0.86	$1.51
Weighted-average number of diluted common shares and equivalents	62,626	72,415
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Net income	$53,562	$108,986
Other comprehensive (loss) income:
Foreign currency translation	(19,344)	7,522
Unrealized gains on investments before income taxes	—	2,344
Income tax expense	—	(547)

Unrealized gains on investments, net of tax	—	1,797
Retirement liability adjustment before reclassifications	296	(61)
Amounts reclassified to other income	340	93

Retirement liability adjustment before income taxes	636	32
Income tax expense	(238)	(24)

Retirement liability adjustment, net of tax	398	8
Other comprehensive (loss) income	(18,946)	9,327

Comprehensive income	$34,616	$118,313

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$53,562	$108,986
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,196	9,941
Deferred income taxes	(2,525)	1,442
Depreciation	15,708	12,006
Amortization of intangibles	13,480	12,758
Change in operating assets and liabilities:
Decrease in accounts receivable	54,026	59,331
Increase in inventories	(29,399)	(44,438)
Increase in other current assets	(5,036)	(3,547)
Decrease in other assets	2,745	4,637
Decrease in accounts payable and other current liabilities	(15,825)	(33,485)
Increase in deferred revenue and customer advances	46,465	57,539
Effect of the 2017 Tax Cuts & Jobs Act	—	(3,229)
Increase (decrease) in other liabilities	9,238	(6,162)

Net cash provided by operating activities	151,635	175,779
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(51,130)	(25,666)
Business acquisitions, net of cash acquired	(76,664)	—
Purchases of investments	(3,520)	(26,732)
Maturities and sales of investments	1,139	486,437

Net cash (used in) provided by investing activities	(130,175)	434,039
Cash flows from financing activities:
Proceeds from debt issuances	315,000	166
Payments on debt	(100,366)	(80)
Proceeds from stock plans	11,743	27,631
Purchases of treasury shares	(196,226)	(753,105)
Proceeds from derivative contracts	2,767	2,254

Net cash provided by (used in) financing activities	32,918	(723,134)
Effect of exchange rate changes on cash and cash equivalents	(32)	2,006

Increase (decrease) in cash and cash equivalents	54,346	(111,310)
Cash and cash equivalents at beginning of period	335,715	796,280

Cash and cash equivalents at end of period	$390,061	$684,970

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258
Net income	—	—	—	108,986	—	—	108,986
Other comprehensive income	—	—	—	—	—	9,327	9,327
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	1,670	—	—	—	1,670
Stock options exercised	239	2	26,097	—	—	—	26,099
Treasury stock	—	—	—	—	(755,307)	—	(755,307)
Stock-based compensation	104	1	9,708	—	—	—	9,709

Balance March 30, 2019	160,825	$1,608	$1,872,216	$6,104,191	$(6,901,629)	$(108,644)	$967,742

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ D eficit
Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)
Net income	—	—	—	53,562	—	—	53,562
Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Other comprehensive loss	—	—	—	—	—	(18,946)	(18,946)
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	1,736	—	—	—	1,736
Stock options exercised	81	1	10,124	—	—	—	10,125
Treasury stock	—	—	—	—	(176,225)	—	(176,225)
Stock-based compensation	133	2	9,013	—	—	—	9,015

Balance March 28, 2020	161,253	$1,613	$1,947,626	$6,639,980	$(8,788,801)	$(138,417)	$(337,999)

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2020 and 2019 ended on March 28, 2020 and March 30, 2019, respectively.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form
10-Q
and do not include all of the information and footnote disclosures required for annual financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All inter-company balances and transactions have been eliminated.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.
It is management’s opinion that the accompanying interim consolidated financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2020.
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
Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus
(“COVID-19”)
and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared
COVID-19
a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. The
COVID-19
pandemic has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt the Company’s business. The Company operates in over 35 countries, including many of the regions most impacted by the
COVID-19
pandemic.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
In the three months ended March 28, 2020 as compared to the three months ended March 30, 2019, the Company experienced a decline in net sales of 10% due in large part to the
COVID-19
pandemic and related economic uncertainty; however, through the date of the issuance of these financial statements, the Company’s consolidated financial position, results of operations and cash flows have not been materially impacted and, thus, the Company concluded that no goodwill or long-lived asset impairment analyses were required. Further, there have been no violations of debt covenants. Any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 28, 2020 and December 31, 2019, $221 million out of $394 million and $249 million out of $337 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $156 million out of $394 million and $176 million out of $337 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 28, 2020 and December 31, 2019, respectively.
Accounts Receivable and Allowance for Credit Losses
The Company adopted new accounting guidance regarding the accounting for credit losses as of January 1, 2020 using a modified retrospective transition approach that was applied to the trade receivable balance as of, January 1, 2020. This new accounting guidance required the Company to move from an incurred loss model to a current expected credit loss (“CECL”) model. Upon adoption, the Company recorded a net decrease of approximately $1 million to the Company’s stockholders’ deficit as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s balance sheets, results of operations or cash flows.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has very limited use of rebates and other cash considerations payable to customers and, as a result, the transaction price determination does not have any material variable consideration. The Company does not consider there to be significant concentrations of credit risk with respect to trade receivables due to the short-term nature of the balances, the Company having a large and diverse customer base, and the Company having a strong historical experience of collecting receivables with minimal defaults. As a result, credit risk is considered low across territories and trade receivables are considered to be a single class of financial asset. The allowance for credit losses is based on a number of factors and is calculated by applying a historical loss rate to trade receivable aging balances to estimate a general reserve balance along with an additional adjustment for any specific receivables with known or anticipated issues affecting the likelihood of recovery. Past due balances with a probability of default based on historical data as well as relevant available forward-looking information are included in the specific adjustment. The historical loss rate is reviewed on at least an annual basis and the allowance for credit losses is reviewed quarterly for any required adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Trade receivables related to instrument sales are
collateralized
by the instrument that is sold. If there is a risk of default related to a receivable that is collateralized
, then the fair value of the collateral is calculated and adjusted for the cost to re-possess,
refurbish and
re-sell
the instrument. This adjusted fair value is compared to the receivable balance and the difference would be recorded as the expected credit loss.
Any recovery of amounts that were written off prior to adoption of the new CECL standard that are received after adoption are recorded in income in the period in which they are received.
The following is a summary of the activity of the Company’s allowance for doubtful accounts for the three months ended March 28, 2020 and March 30, 2019 (in thousands). The March 28, 2020 balance is calculated using the CECL method and the March 30, 2019 balance is calculated using the incurred loss method under legacy GAAP:

	Balance at Beginning of Period	Impact of CECL A doption	Additions	Deduction	Balance at End of Period
Allowance for Doubtful Accounts
March 28, 2020	$9,560	$985	$3,506	$(1,749)	$12,302
March 30, 2019	$7,663	$—	$2,159	$(2,324)	$7,498

Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of March 28, 2020 and December 31, 2019. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at March 28, 2020 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	March 28,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Time deposits	3,810	—	3,810	—
Waters 401(k) Restoration Plan assets	29,165	29,165	—	—
Foreign currency exchange contracts	1,028	—	1,028	—
Interest rate cross-currency swap agreements	10,007	—	10,007	—

Total	$44,010	$29,165	$14,845	$—

Liabilities:
Contingent consideration	$2,672	$—	$—	$2,672
Foreign currency exchange contracts	715	—	715	—

Total	$3,387	$—	$715	$2,672

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Time deposits	1,642	—	1,642	—
Waters 401(k) Restoration Plan assets	30,158	30,158	—	—
Foreign currency exchange contracts	16	—	16	—
Interest rate cross-currency swap agreements	4,485		4,485

Total	$36,301	$30,158	$6,143	$—

Liabilities:
Contingent consideration	$2,557	$—	$—	$2,557
Foreign currency exchange contracts	1,028	—	1,028	—

Total	$3,585	$—	$1,028	$2,557

Fair Value of 401(k) Restoration Plan Assets
The 401(k) Restoration Plan is a nonqualified defined contribution plan and the assets were held in registered mutual funds and have been classified as Level 1. The fair values of the assets in the plan are determined through market and observable sources from daily quoted prices on nationally recognized securities exchanges.
1
1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
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
March 28, 2020 and December 31, 2019
,
based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $910 mi
llion and $1.0
b
illion at March 28, 2020 and December 31, 2019, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be

$910 million and
$1.0 billion at March 28, 2020 and December 31, 2019, respectively, using Level 2 inputs.
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
1
2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Interest Rate Cross-Currency Swap Agreements
As of March 28, 2020, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of
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
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	March 28, 2020		December 31, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$69,627	$1,028	$119,576	$16
Other current liabilities	$24,000	$715	$29,495	$1,028
Interest rate cross-currency swap agreements:
Other assets	$560,000	$10,007	$560,000	$4,485
Accumulated other comprehensive income		$(10,007)		$(4,485)
The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification	Three Months Ended
		March 28, 2020	March 30, 2019

Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(2,981)	$525
Unrealized gains (losses) on open contracts	Cost of sales	1,325	(542)

Cumulative net pre-tax losses	Cost of sales	$(1,656)	$(17)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$3,714	$2,227
Unrealized gains on contracts	Stockholders’ equity	$5,522	$7,120
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year period. This program replaced the remaining amounts available from the pre-existing
program. During the three months ended March 28, 2020 and March 30, 2019, the Company repurchased 0.8 million and 3.3 million shares of the Company’s outstanding common stock at a cost of $167 million and $747 million, respectively, under the January 2019 authorization and other previously announced programs. As of March 28, 2020, the Company had repurchased an aggregate of 11.1 million shares at a cost of $2.5 billion under the January 2019 repurchase program and had a total of $1.5 billion authorized for future repurchases. In addition, the Company repurchased $9 million and $8 million of common stock related to the vesting of restricted stock units during the three months ended March 28, 2020 and March 30, 2019, respectively.
Whi
le t
he Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions
,
t
he Company has temporarily suspended share repurchases until there is a more stable and predictable business environment.
1
3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The Company had $20 million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. There were no unsettled treasury stock purchases as of March 28, 2020, while the Company had accrued $25 million for such purchases as of March 30, 2019, which settled in the subsequent quarter.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Balance at			Balance at
	Beginning	Accruals for	Settlements	End of
	of Period	Warranties	Made	Period
Accrued warranty liability:
March 28, 2020	$11,964	$1,671	$(2,619)	$11,016
March 30, 2019	$12,300	$1,500	$(2,338)	$11,462
Restructuring
In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3% of the Company’s employees. During the three months ended, the Company incurred $18 million of severance-related costs, lease termination costs and other related costs. The Company expects to incur an additional $5 million of co
s
ts for the remainder of the year.

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
1
4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
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
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	March 28, 2020	March 30, 2019
Balance at the beginning of the period	$213,695	$204,257
Recognition of revenue included in balance at beginning of the period	(82,604)	(77,742)
Revenue deferred during the period, net of revenue recognized	138,430	134,506

Balance at the end of the period	$269,521	$261,021

The Company classified $51 million and $38 million of deferred revenue and customer advances in other long-term liabilities at March 28, 2020 and December 31, 2019, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

March 28, 2020
Deferred revenue and customer advances expected to be recognized in:
One year or less	$218,210
13-24 months	31,821
25 months and beyond	19,490

Total	$269,521

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	March 28, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Time deposits	3,810	—	—	3,810

Total	$3,810	$—	$—	$3,810

Amounts included in:
Investments	3,810	—	—	3,810

Total	$3,810	$—	$—	$3,810

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Time deposits	1,642	—	—	1,642

Total	$1,642	$—	$—	$1,642

Amounts included in:
Cash equivalents	$213	$—	$—	$213
Investments	1,429	—	—	1,429

Total	$1,642	$—	$—	$1,642

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	March 28, 2020	December 31, 2019
Due in one year or less	$3,810	$1,642

Total	$3,810	$1,642

4 Inventories
Inventories are classified as follows (in thousands):

	March 28, 2020	December 31, 2019
Raw materials	$128,018	$126,850
Work in progress	19,364	15,457
Finished goods	196,627	178,244

Total inventories	$344,009	$320,551

5 Acquisitions
On January 15, 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively
,
“Andrew Alliance”), for $80 million
,
 net of cash acquired. The
 Compa
ny had an
 equity investment in Andrew Alliance
 that was valued at
$4 million
 and inclu
ded
 as
part of the total consideration.
Andrew Alliance offers lab workflow automation solutions with the combination of its software platform and smart, connected laboratory equipment and accessories.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The Company has allocated $7 million of the purchase price to intangible assets comprised of developed technology, trade name and customer relationships. The developed technology and customer relationships
will be amortized over ten years and the trade name will be amortized over 3 years. The Company allocated $72 million of the purchase price to goodwill, which is not deductible for tax purposes. The principal factor that resulted in recognition of goodwill in the acquisition was that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.
In addition, the sellers provided the Company with customary representations, warranties and indemnification, which would be settled in the future if and when a breach of the contractual representation or warranty condition occurs.
The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the acquisition date, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisition of Andrew Alliance (in thousands):

Cash	$713
Accounts receivable and current other assets	806
Inventory	669
Prepaid and other assets	611
Property, plant and equipment, net	757
Operating lease assets	847
Intangible assets	6,960
Goodwill	71,632

Total assets acquired	82,995
Accrued expenses and other liabilities	2,093

Total consideration	80,902

Fair value of minority investment	3,525

Cash consideration paid	77,377

The impact of the Andrew Alliance acquisition on the Company’s revenues and net income during the quarter was immaterial. The pro forma effect on the ongoing operations of the Company as though this acquisition had occurred at the beginning of the periods covered by this report was also immaterial.
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. The Company expects the final determination of asset and liability fair values to be immaterial to our financial position.
6
 Goodwill and Other Intangibles
The carrying amount of goodwill was $424 million and $356 million at March 28, 2020 and December 31, 2019, respectively. The acquisition of Andrew Alliance increased goodwill by $72 million while the effect of foreign currency translation decreased goodwill by $4 million.
1
7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	March 28, 2020			December 31, 2019
			Weighted-			Weighted-
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Capitalized software	$487,894	$338,635	5 years	$481,986	$333,255	5 years
Purchased intangibles	206,004	152,711	11 years	200,523	151,722	11 years
Trademarks and IPR&D	13,477	—	—	13,782	—	—
Licenses	5,346	5,026	6 years	5,669	5,298	6 years
Patents and other intangibles	82,041	55,001	8 years	83,035	54,517	8 years

Total	$794,762	$551,373	7 years	$784,995	$544,792	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $10 million and $7 million, respectively, in the three months ended March 28, 2020 due to the effects of foreign currency translation. Amortization expense for intangible assets was $13 million for both the three months ended March 28, 2020 and March 30, 2019. Amortization expense for intangible assets is estimated to be $50 million per year for each of the next five years.
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
As of March 28, 2020 and December 31, 2019, the Company had a total of $960 million and $1.1
billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
1
8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
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
The Company had the following outstanding debt at March 28, 2020 and December 31, 2019 (in thousands):

	March 28, 2020	December 31, 2019
Foreign subsidiary lines of credit	$—	$366
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	—

Total notes payable and debt, current	50,000	100,366
Senior unsecured notes - Series E - 3.97%, due March 2021	—	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Credit agreement	940,000	625,000
Unamortized debt issuance costs	(4,019)	(4,203)

Total long-term debt	1,845,981	1,580,797

Total debt	$1,895,981	$1,681,163

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25% .
As of March 28, 2020 and December 31, 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of
 $858 million and

$1.2 billion
, respectively
,
 after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.90% and 3.39% at March 28, 2020 and December 31, 2019, respectively. As of March 28, 2020, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $105 million at
 each of

March 28, 2020 and December 31, 2019, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rate applicable to these short-term borrowings was
 1.48% for
December 31, 2019. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of March 28, 2020.
As of March 28, 2020, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
8 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates we
re 21%, 12.5%, 19% and 17%, respectively, as of March 28, 2020. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the three months ended March 28, 2020 and March 30, 2019 by $2 million and $4 million, respectively, and increased the Company’s net income per diluted share by $0.04 and $0.06, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The Company’s effective tax rate for the three months ended March 28, 2020 and March 30, 2019 was 7.4% and 7.1%, respectively. The income tax provision includes a $2 million and $7 million income tax benefit related to stock-based compensation for the three months ended March 28, 2020 and March 30, 2019, respectively. The effective tax rate for the three months ended March 28, 2020 include
d
 a $4 million income tax benefit related to certain restructuring charges. This income tax benefit decreased the effective tax rate by 7.1 percentage points for the three months ended March 28, 2020. The effective tax rate for the three months ended March 30, 2019 includes a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act (the “2017 Tax Act”). This income tax benefit decreased the effective tax rate by 2.9 percentage points for the three months ended March 30, 2019. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
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
The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	March 28, 2020	March 30, 2019
Balance at the beginning of the period	$27,790	$26,108
Net reductions for lapse of statutes taken during the period	(101)	(43)
Net additions for tax positions taken during the current period	203	325

Balance at the end of the period	$27,892	$26,390

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2014. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of March 28, 2020, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The consolidated statements of operations for the three months ended March 28, 2020 and March 30, 2019 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cost of sales	$570	$575
Selling and administrative expenses	7,373	8,125
Research and development expenses	1,253	1,241

Total stock-based compensation	$9,196	$9,941

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended March 28, 2020 and March 30, 2019 are as follows:

	Three Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	March 28, 2020	March 30, 2019
Options issued in thousands	227	136
Risk-free interest rate	1.4%	2.5%
Expected life in years	6	5
Expected volatility	26.5%	24.2%
Expected dividends	—	—

	Three Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	March 28, 2020	March 30, 2019
Exercise price	$216.08	$232.08
Fair value	$61.70	$61.97
The following table summarizes stock option activity for the plans for the three months ended March 28, 2020 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2019	1,455	$61.63 to $238.52	$158.61
Granted	227	$203.37 to $ 235.06	$216.08
Exercised	(81)	$61.63 to $208.47	$125.76
Canceled	(55)	$128.93 to $ 208.47	$170.12

Outstanding at March 28, 2020	1,546	$99.47 to $ 215.62	$168.25

2
1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Restricted Stock
During the three months ended March 28, 2020, the Company granted four thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $235.06.

Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended March 28, 2020 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2019	260	$184.70
Granted	105	$206.73
Vested	(85)	$161.44
Forfeited	(11)	$185.65

Unvested at March 28, 2020	269	$200.61

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

Beginning with the 2020 grant, the vesting conditions for performance stock units now include a performance condition based on future sales growth.
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the three months ended March 28, 2020 and March 30, 2019 are as follows:

	Three Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	March 28, 2020	March 30, 2019
Performance stock units issued (in thousands)	58	12
Risk-free interest rate	1.3%	2.4%
Expected life in years	2.9	2.8
Expected volatility	25.1%	23.5%
Average volatility of peer companies	26.1%	26.2%
Correlation coefficient	36.6%	34.2%
Expected dividends	—	—

2
2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The following table summarizes the unvested performance stock unit award activity for the three months ended March 28, 2020 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2019	105	$233.11
Granted	58	$190.45
Vested	(37)	$184.51
Forfeited	(3)	$281.39

Unvested at March 28, 2020	123	$226.44

10 Earnings Per Shar
e
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended March 28, 2020
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$53,562	62,232	$0.86
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	394	—

Net income per diluted common share	$53,562	62,626	$0.86

	Three Months Ended March 30, 2019
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$108,986	71,704	$1.52
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	711	(0.01)

Net income per diluted common share	$108,986	72,415	$1.51

For the three months ended March 28, 2020 and March 30, 2019, the Company had 0.2 million and 0.1 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
11 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(104,066)	$(15,405)	$(119,471)
Other comprehensive income (loss), net of tax	(19,344)	398	(18,946)

Balance at March 28, 2020	$(123,410)	$(15,007)	$(138,417)

12 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three months ended March 28, 2020 and March 30, 2019 is as follows (in thousands):

	Three Months Ended
	March 28, 2020			March 30, 2019
	U.S.	U.S. Retiree	Non-U.S.	U.S.	U.S. Retiree	Non-U.S.
	Pension	Healthcare	Pension	Pension	Healthcare	Pension
	Plans	Plan	Plans	Plans	Plan	Plans
Service cost	$—	$151	$1,099	$—	$142	$1,082
Interest cost	—	176	345	13	159	434
Expected return on plan assets	—	(219)	(456)	—	(177)	(543)
Net amortization:
Prior service credit	—	(5)	(40)	—	(5)	(37)
Net actuarial loss	—	—	385	—	—	135
Net periodic pension cost	$—	$103	$1,333	$13	$119	$1,071

In 2019, the Company completed the termination of the Waters Retirement Restoration Plan.
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

2
4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Net sales for the Company’s products and services are as follows for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Product net sales:
Waters instrument systems	$142,829	$184,612
Chemistry consumables	97,245	99,253
TA instrument systems	34,109	36,638

Total product sales	274,183	320,503
Service net sales:
Waters service	174,137	176,049
TA service	16,619	17,310

Total service sales	190,756	193,359

Total net sales	$464,939	$513,862

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Sales:
Asia:
China	$47,231	$90,091
Japan	45,089	43,504
Asia Other	66,760	66,917

Total Asia	159,080	200,512
Americas:
United States	143,898	149,157
Americas Other	28,278	32,711

Total Americas	172,176	181,868
Europe	133,683	131,482

Total net sales	$464,939	$513,862

Net sales by customer class are as follows for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Pharmaceutical	$272,563	$294,512
Industrial	143,354	155,218
Academic and governmental	49,022	64,132

Total net sales	$464,939	$513,862

2
5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales recognized at a point in time:
Instrument systems	$176,938	$221,250
Chemistry consumables	97,245	99,253
Service sales recognized at a point in time (time & materials)	67,742	72,759

Total net sales recognized at a point in time	341,925	393,262
Net sales recognized over time:
Service and software sales recognized over time (contracts)	123,014	120,600

Total net sales	$464,939	$513,862

14 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
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
When the fair value of an
available-for-sale
debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit
components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2019. On January 1, 2020 the Company adopted this new standard using a modified retrospective method for all financial assets measured at amortized cost which only impacted the Company’s allowance on trade accounts receivable. The Company did not have any significant off-balance
sheet credit exposures which would be impacted by the new guidance. Results for reporting periods beginning after January 1, 2020 are presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease of $1 million to stockholders’ deficit as of January 1, 2020 for the cumulative effect of adopting the new standard due to converting to the current expected credit loss model for the allowance recorded against trade accounts receivables. This accounting standard did not have an impact on the Company’s results of operations and cash flows.
In January 2017, accounting guidance was issued that simplifies the accounting for goodwill impairment. The guidance eliminates step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.
In August 2018, accounting guidance was issued that modifies the disclosure requirements of fair value measurements. The amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosure and add disclosure requirements identified as relevant. This guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
2
6

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
In December 2019, accounting guidance was issued that simplifies the accounting for income taxes by removing certain exceptions within the current guidance, including the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2020, accounting guidance was issued that clarifies the accounting guidance for equity method investments, joint ventures, and derivatives and hedging. The update clarifies the interaction between different sections of the accounting guidance that could be applicable and helps clarify which guidance should be applied in certain situations which should increase relevance and comparability of financial statement information. This guidance is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations and cash flows.
In March 2020, accounting guidance was issued that facilitates the effects of reference rate reform on financial reporting. The amendments in the update provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.
In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s consolidated financial statements or related disclosures.
2
7

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
Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus
(“COVID-19”)
and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The Company is actively managing its business to respond to the
COVID-19
impact; however, the Company cannot reasonably estimate the length or severity of the
COVID-19
pandemic or the related response, or the extent to which the disruption may materially impact the Company’s business, consolidated financial position, consolidated results of operations or consolidated cash flows in the future.
To date the
COVID-19
pandemic has not impacted our manufacturing facilities or our third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers. We have also not seen disruptions or delays in shipments of certain materials or components of our products.
At every stage of the pandemic, we have taken decisive and appropriate cautions, including a mandatory remote work policy for all employees with the exception of manufacturing, distribution, and certain laboratory environments, as well as bans on non-essential
travel and visitors into our facilities. Early on, we engaged a Medical Advisor to guide our policy deployment, and we continue to take proactive measures to ensure the health of our global employee base, and the safety of all customer interactions.
The vast majority of the markets we serve, most notably the pharmaceutical, biomedical research, food/environmental and clinical markets, have continued to operate at various levels, and we are working closely with these customers to ensure their seamless operation. Over the last several years, Waters has executed on a digital workplace strategy focused on providing modern connectivity and collaboration tools to our employees. Our strategic technology investments have enabled us to swiftly meet remote working needs as this situation has escalated. From a customer-facing perspective, we are leveraging digital demand generation activities, including virtual demos across all regions, remote instrument installations, virtual sales seminars, online product training, and a rapid acceleration in one-on-one
communications over emails, phone and video conferencing.
The
COVID-19
pandemic continues to be fluid and near-term challenges across the economy remain. The Company is taking a proactive approach to managing through this unpredictability and the Company has implemented a series of cost reduction actions that include salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility.

The Company’s operating results are as follows for the three months ended March 28, 2020 and March 30, 2019 (dollars in thousands, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019	% change
Revenues:
Product sales	$274,183	$320,503	(14%)
Service sales	190,756	193,359	(1%)

Total net sales	464,939	513,862	(10%)
Costs and operating expenses:
Cost of sales	210,644	221,031	(5%)
Selling and administrative expenses	147,735	134,339	10%
Research and development expenses	34,989	35,060	—
Purchased intangibles amortization	2,625	2,281	15%
Litigation settlement	666	—	—

Operating income	68,280	121,151	(44%)
Operating income as a % of sales	14.7%	23.6%
Other expense	(374)	(525)	29%
Interest expense, net	(10,043)	(3,248)	209%

Income before income taxes	57,863	117,378	(51%)
Provision for income taxes	4,301	8,392	(49%)

Net income	$53,562	$108,986	(51%)

Net income per diluted common share	$0.86	$1.51	(43%)

In the first quarter of 2020, the Company’s net sales decreased 10% as compared to the first quarter of 2019, as a result of weaker demand for our products and services by our customers due in large part to the disruption and uncertainty caused by the
COVID-19
pandemic. Foreign currency translation decreased sales by 2%. This decline in sales was primarily driven by the 48% decline in the first quarter of 2020 of sales in China where the
COVID-19
pandemic first arose. Excluding China, the Company’s sales declined 1%, with foreign currency translation negatively impacting sales growth by 1%. We anticipate that the impact on our quarterly results will be more significant beginning in the second quarter of 2020 as the effects of the
COVID-19
pandemic continues to spread across the globe. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales decreased 20% in the quarter, as a result of weaker demand for our products by our customers due to the interruption of business activities and the uncertainty caused by
COVID-19.
Foreign currency translation decreased instrument system sales by 1%. Recurring revenues (combined sales of precision chemistry consumables and services) decreased 2% in the quarter. In the first quarter of 2020, recurring revenues were negatively impacted by foreign currency translation which lowered sales by 2% as well as one less calendar day as compared to the first quarter of 2019.
Geographically, the Company’s sales decreased 21% in Asia, 5% in the Americas, and increased 2% in Europe, with the effect of foreign currency translation negatively impacting sales growth in both Asia and Europe by 2% during the first quarter of 2020. In the first quarter of 2020, China sales declined 48%, primarily as a result of weaker demand and disruption to business activities caused by the
COVID-19
lockdowns. Foreign currency translation decreased China sales growth by 2% in the quarter. Sales in the U.S. decreased 4%, were flat in Asia Other, and increased 4% in Japan. Foreign currency translation decreased Asia Other’s sales growth by 2% and increased Japan’s sales by 2% in the first quarter of 2020.
During the first quarter of 2020, sales to pharmaceutical customers declined 7%, primarily due to the disruption in business activities caused by
COVID-19,
with the effect of foreign currency translation decreasing sales growth by 1%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, declined 8%, primarily due to a 6% decline in TA sales and the lower demand caused by the
COVID-19
pandemic, with the effect of foreign currency translation decreasing sales growth by 1%. During the first quarter of 2020, combined sales to academic and governmental customers decreased 24%, as governmental customers adjusted their spending to mitigate the effects of the
COVID-19
pandemic. Foreign currency translation decreased academic and governmental sales growth by 2%. Sales to our governmental and academic customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
Operating income was $68 million in the first quarter of 2020, a decrease of 44% as compared to the first quarter of 2019. This decrease in the quarter was primarily a result of the decline in sales volumes caused by the
COVID-19
pandemic. Operating income in the first quarter of 2020 also included $18 million of severance-related costs in connection with a reduction in workforce and lease termination costs.

The Company generated $152 million and $176 million of net cash flows from operations in the first quarter of 2020 and 2019, respectively. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $51 million and $26 million in the first quarter of 2020 and 2019, respectively. In January of 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU, (collectively “Andrew Alliance”), for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration. This acquisition is not expected to have a material effect on the Company’s sales and expenses.
The first quarter of 2020 includes $21 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $106 million on this facility through the end of the first quarter of 2020 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility. Due to the uncertain business conditions caused the
COVID-19
pandemic, the Company currently plans to temporarily slow down the completion of the remaining construction and buildout of this facility.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During the first quarters of 2020 and 2019, the Company repurchased $167 million and $747 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. While the Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits, the Company suspended its share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the three months ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	% change
Net Sales:
Asia:
China	$47,231	$90,091	(48%)
Japan	45,089	43,504	4%
Asia Other	66,760	66,917	—

Total Asia	159,080	200,512	(21%)
Americas:
United States	143,898	149,157	(4%)
Americas Other	28,278	32,711	(14%)

Total Americas	172,176	181,868	(5%)
Europe	133,683	131,482	2%

Total net sales	$464,939	$513,862	(10%)

In the first quarter of 2020, the
COVID-19
pandemic disrupted businesses throughout the world and, while it was a significant headwind on the Company’s overall business, the greatest impact was in China, where sales declined 48% due to the COVID-19 pandemic. The increase in sales in Japan for the first quarter was driven by service revenues and sales to pharmaceutical and academic and governmental customers. Sales in Asia Other were driven by TA products and services, despite a 2% decrease due to the effect of foreign currency translation. Sales declines in the U.S. and the rest of the Americas were broad-based across all major product and customer classes primarily due the global spread of the
COVID-19
pandemic, particularly towards the end of the quarter as more regions throughout the world placed business restrictions on companies. Sales growth in Europe was primarily driven by sales to pharmaceutical and industrial customers, despite a 2% decrease due to the effect of foreign currency translation for the quarter.

Net sales by customer class are presented below for the three months ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	% change
Pharmaceutical	$272,563	$294,512	(7%)
Industrial	143,354	155,218	(8%)
Academic and governmental	49,022	64,132	(24%)

Total net sales	$464,939	$513,862	(10%)

In the first quarter of 2020, the decline in sales to pharmaceutical customers was primarily due to the disruption in business activities caused by
COVID-19,
despite demand for our products and services from certain pharmaceutical customers involved with
COVID-19
diagnostic testing and the development of new drugs and therapies increasing. Foreign currency translation decreased sales to pharmaceutical customers by 1%. The decline in sales to industrial customers in the quarter is primarily due to a 6% decline in TA sales and the lower demand caused by the
COVID-19
pandemic. The decrease in sales to academic and governmental customers was broad-based across all product classes as governmental customers adjusted their spending to mitigate the
COVID-19
pandemic.
Waters Products and Services Net Sales
Net sales for Waters products and services are as follows for the three months ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Three Months Ended
	March 28, 2020	% of Total	March 30, 2019	% of Total	% change
Waters instrument systems	$142,829	34%	$184,612	40%	(23%)
Chemistry consumables	97,245	24%	99,253	22%	(2%)

Total Waters product sales	240,074	58%	283,865	62%	(15%)
Waters service	174,137	42%	176,049	38%	(1%)

Total Waters net sales	$414,211	100%	$459,914	100%	(10%)

The effect of foreign currency translation decreased Waters sales by 1% for the quarter. Precision chemistry consumables sales decreased in the first quarter of 2020 as the demand for chemistry consumables declined 16% in China, while demand in Europe, Japan, and Latin America increased on the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales decreased due to lower service demand billings due to
COVID-19
business closures and lockdowns, particularly in China and India. Waters recurring revenues were also negatively impacted by one less calendar day and the negative impact of foreign currency translation which lowered sales by 1% in the first quarter of 2020 as compared to the first quarter of 2019. Waters instrument system sales (LC and MS technology-based) decreased in all geographical regions except Europe, Japan, and India, primarily due to lower sales as a result of weaker demand for our products and services by our customers due to the disruption and uncertainty caused by the
COVID-19
pandemic.
In the first quarter of 2020, Waters sales increased 2% in Europe and 6% in Japan where instruments, chemistry and service all grew. Waters sales decreased 50% in China due to the impact of the
COVID-19
pandemic. Waters sales in Europe and China were negatively impacted by 3% and 2%, respectively, due to the effect of foreign currency translation, and Japan’s sales growth benefited by 2% from foreign currency translation.

TA Product and Services Net Sales
Net sales for TA products and services are as follows for the three months ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Three Months Ended
	March 28, 2020	% of Total	March 30, 2019	% of Total	% change
TA instrument systems	$34,109	67%	$36,638	68%	(7%)
TA service	16,619	33%	17,310	32%	(4%)

Total TA net sales	$50,728	100%	$53,948	100%	(6%)

The decline in TA instrument system sales of 7% and TA service sales of 4% in the first quarter of 2020 was primarily due to lower customer demand due to the
COVID-19
pandemic. The effect of foreign currency translation decreased TA’s sales 2% in the first quarter of 2020.
In the first quarter of 2020, TA sales declined in all major regions of the world due to the impact from
COVID-19.
Cost of Sales
Cost of sales for the first quarter of 2020 decreased 5% primarily due to the negative impact of foreign currency translation and a change in sales mix. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to negatively impact gross profit for the remainder of 2020. To date the Company has not had significant issues with its supply chain; however, the prolonged impact of
COVID-19
on businesses could negatively impact our suppliers’ ability to deliver goods to us, as well as possibly increase the cost of those goods used in our manufacturing operations.
Selling and Administrative Expenses
Selling and administrative expenses increased 10% in the first quarter of 2020 as compared to the first quarter of 2019. In the first quarter of 2020, selling and administrative expenses were impacted by higher merit compensation costs and $18 million of one-time
severance-related costs in connection with a reduction in workforce and lease termination costs. Excluding this expense, selling and administrative expenses declined 3%. The Company anticipates incurring approximately $5 million of severance-related and lease termination expenses over the remainder of 2020. In addition, the effect of foreign currency translation reduced selling and administrative expenses by 1% in the first quarter of 2020.
As a percentage of net sales, selling and administrative expenses were 31.8% and 26.1% for the first quarters of 2020 and 2019, respectively. The increase in this percentage is attributable to the decline in sales and the $18 million of one-time
severance-related and lease termination costs.
Research and Development Expenses
Research and development expenses were flat in the first quarter of 2020. In addition, the effect of foreign currency translation decreased research and development expenses by 1% in the quarter.
Interest Expense, Net
The increase in net interest expense in the first quarter of 2020 was primarily attributable to higher outstanding debt balances and lower interest income on lower cash, cash equivalents and investment balances, being somewhat offset by the additional interest income from the
U.S.-to-Euro
interest rate cross-currency swap agreements.

Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of March 28, 2020. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the quarter in 2020 and 2019 by $2 million and $4 million, respectively, and increased the Company’s net income per diluted share by $0.04 and $0.06, respectively.
The Company’s effective tax rate for the 2020 and 2019 quarters was 7.4% and 7.1%, respectively. The income tax provision included a $2 million and $7 million income tax benefit related to stock-based compensation for the first quarter of 2020 and 2019, respectively. The effective tax rate for the 2020 quarter included a $4 million income tax benefit related to certain restructuring charges. This income tax benefit decreased the effective tax rate by 7.1 percentage points for the 2020 quarter. The effective tax rate for the 2019 quarter includes a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act (the “2017 Tax Act”). This income tax benefit decreased the effective tax rate by 2.9 percentage points for the 2019 quarter. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$53,562	$108,986
Depreciation and amortization	29,188	24,764
Stock-based compensation	9,196	9,941
Deferred income taxes	(2,525)	1,442
Change in accounts receivable	54,026	59,331
Change in inventories	(29,399)	(44,438)
Change in accounts payable and other current liabilities	(15,825)	(33,485)
Change in deferred revenue and customer advances	46,465	57,539
Effect of the 2017 Tax Cuts & Jobs Act	—	(3,229)
Other changes	6,947	(5,072)

Net cash provided by operating activities	151,635	175,779
Net cash (used in) provided by investing activities	(130,175)	434,039
Net cash provided by (used in) financing activities	32,918	(723,134)
Effect of exchange rate changes on cash and cash equivalents	(32)	2,006

Increase (decrease) in cash and cash equivalents	$54,346	$(111,310)

Cash Flow from Operating Activities
Net cash provided by operating activities was $152 million and $176 million during the three months ended March 28, 2020 and March 30, 2019, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:
•	The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 99 days at March 28, 2020 as compared to 88 days at March 30, 2019.

•	The changes in inventory were primarily attributable to the lower than anticipated sales volume due to the COVID-19 pandemic.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.

Cash Flow from Investing Activities
Net cash used in investing activities totaled $130 million in the three months ended March 28, 2020 compared to net cash provided by investing activities that totaled $434 million in the three months ended March 30, 2019. Additions to fixed assets and capitalized software were $51 million and $26 million in the three months ended March 28, 2020 and March 30, 2019, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company incurred $21 million of costs associated with the construction of this facility during the three months ended March 28, 2020. The Company has incurred $106 million on this Facility through the end of the first quarter of 2020. Due to the uncertain business conditions caused by the COVID-19 pandemic, the Company currently plans to temporarily slow down the completions of the remaining construction and buildout of this Facility.”

During the three months ended March 28, 2020 and March 30, 2019, the Company purchased $4 million and $27 million of investments, respectively, while $1 million and $486 million of investments matured, respectively, and were used for financing activities described below.
On January 15, 2020, the Company acquired all of the outstanding stock of Andrew Alliance, for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration.
Cash Flow from Financing Activities
During the three months ended March 28, 2020, the Company’s net debt borrowings increased by $215 million while they remained flat during the three months ended March 30, 2019. During the three months ended March 30, 2019, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Act. As of March 28, 2020, the Company had a total of $1.9 billion in outstanding debt, which consisted of $960 million in outstanding senior unsecured notes and $940 million borrowed under a term loan under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of March 28, 2020, the Company had a total amount available to borrow under the 2017 Credit Agreement of $858 million after outstanding letters of credit. As of March 28, 2020, the Company was in compliance with all debt covenants.
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
In 2018 and 2019, the Company entered into a total of $560 million of
U.S.-to-Euro
interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $12 million annually over the three-year term of the agreements.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the first nine months of 2020 and 2019, the Company repurchased $167 million and $747 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $9 million and $8 million of common stock related to the vesting of restricted stock units during both the three months ended March 28, 2020 and March 30, 2019, respectively.
The Company received $12 million and $28 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the three months ended March 28, 2020 and March 30, 2019, respectively.
The Company had cash and cash equivalents of $394 million as of March 28, 2020. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $221 million held by foreign subsidiaries at March 28, 2020, of which $156 million was held in currencies other than U.S. dollars. While the Company believes it has sufficient levels of cash flow and access to its existing cash and cash equivalents, as well as the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S., we currently plan to suspend our share repurchases due to the uncertain business conditions caused by the COVID-19 pandemic.
Management believes, despite the impact of COVID-19 on our business, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020. The Company reviewed its contractual obligations and commercial commitments as of March 28, 2020 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended March 28, 2020. The Company did not make any changes in those policies during the three months ended March 28, 2020.
New Accounting Pronouncements
Please refer to Note 14, Recent Accounting Standard Changes and Developments, in the Condensed Notes to Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements
Certain of the statements in this Quarterly Report on Form
10-Q,
including the information incorporated by reference herein, may contain forward-looking statements with respect to future results and events, including any statements regarding, among other items, anticipated trends or growth in the Company’s business, including, but not limited to, the impact of the ongoing
COVID-19
pandemic; the impact of new or proposed tariff or trade regulations or changes in the interpretation or enforcement of existing regulations; the impact of foreign currency translation on financial results; development of products by acquired businesses; the growth rate of sales and research and development expenses; the impact of costs associated with developing new technologies and bringing these new technologies to market; the impact of new product launches and the associated costs, such as the amortization expense related to software platforms; geographic sales mix of business; development of products by acquired businesses and the amount of contingent payments to the sellers of an acquired business; anticipated expenses, including interest expense, capitalized software costs and effective tax rates; the impact of the 2017 Tax Act in the U.S.; the impact and outcome of the Company’s various ongoing tax audit examinations; the achievement of contractual milestones to preserve foreign tax rates; the impact and outcome of litigation matters; the impact of the loss of intellectual property protection; the impact of new accounting standards and pronouncements; the adequacy of the Company’s supply chain and manufacturing capabilities and facilities; the impact of regulatory compliance; the Company’s expected cash flow, borrowing capacity, debt repayment and refinancing; the Company’s ability to fund working capital, capital expenditures, service debt, repay outstanding lines of credit, make authorized share repurchases, fund potential acquisitions and pay any adverse litigation or tax audit liabilities, particularly in the U.S.; future impairment charges; the Company’s contributions to defined benefit plans; the Company’s expectations regarding changes to its financial position; compliance with applicable environmental laws; and the impact of recent acquisitions on sales and earnings.
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
•	Risks related to the effects of the
COVID-19
pandemic on our business, including: portions of our global workforce being unable to work fully and/or effectively due to working remotely, illness, quarantines, government actions, facility closures or other reasons related to the pandemic, increased risks of cyber attacks resulting from our temporary remote working model, disruptions in our manufacturing capabilities or to our supply chain, volatility and uncertainty in global capital markets limiting our ability to access capital, customers being unable to make timely payment for purchases and volatility in demand for our products.

•	Foreign currency exchange rate fluctuations that could adversely affect translation of the Company’s future sales, financial operating results and the condition of its
non-U.S.
operations, especially when a currency weakens against the U.S. dollar.

•	Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the
COVID-19
pandemic; new or proposed tariffs or trade regulations or changes in the interpretation or enforcement of existing regulations; the U.K. voting to exit the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors or geographies, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q
and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of March 28, 2020, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of March 28, 2020 and December 31, 2019, $221 million out of $394 million and $249 million out of $337 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $156 million out of $394 million and $176 million out of $337 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at March 28, 2020 and December 31, 2019, respectively. As of March 28, 2020, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of March 28, 2020 would decrease by approximately $18 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ (deficit) equity.
There have been no other material changes in the Company’s market risk during the three months ended March 28, 2020. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2020 (1) to ensure that information required to be disclosed by the

Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in Rules
 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1:
 Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended March 28, 2020 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020. The Company reviewed its risk factors as of March 28, 2020 and determined that there were no material changes from the ones set forth in the Form
10-K,
other than those included below. Note, however, the discussion under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form
10-Q.
These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.
The Company’s business has been and may continue to be negatively affected by outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic
.
Outbreaks of disease, such as epidemics or pandemics, could negatively affect the Company’s business. Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global
COVID-19
pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared
COVID-19
a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. The
COVID-19
pandemic caused significant volatility and uncertainty in U.S. and international markets, which has disrupted and is expected to continue to disrupt the Company’s business and could result in a prolonged economic downturn. The Company operates in over 35 countries, including many of the regions most impacted by the
COVID-19
pandemic. Many countries including the United States have implemented measures such as quarantine, shelter-in-place,
curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had and are expected to continue to have adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have had and may continue to have a negative impact on the Company’s operations, including the Company’s sales and supply chain. Additionally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce the Company’s ability to access capital and cash flow.
The
COVID-19
pandemic also has the potential to significantly impact our supply chain if our manufacturing facilities or those of third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments of certain materials or components of our products.
As a result of the ongoing
COVID-19
outbreak, the Company has transitioned the majority of its workforce to a temporary remote working model, which may result in the Company experiencing lower work efficiency and productivity, which in turn may adversely affect the Company’s business. As Company employees work from home and access the Company’s system remotely, the Company may be subject to heightened security risks, including the risks of cyber attacks. Additionally, if any of the Company’s key management employees are unable to perform their duties for a period of time, including as the result of illness, the Company’s business, results of operations or financial condition could be adversely affected.

The Company cannot reasonably estimate the length or severity of the
COVID-19
pandemic or the related response, or the extent to which the disruption may continue to impact the Company’s business, financial position, results of operations and cash flows. Ultimately, the
COVID-19
pandemic could have a material adverse impact on the Company’s business, financial positions, results of operations and cash flows.
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended March 28, 2020 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2020 to January 25, 2020	205	$234.58	205	$1,643,655
January 26, 2020 to February 22, 2020	276	$221.89	257	$1,586,524
February 23, 2020 to March 28, 2020	347	$192.78	321	$1,524,905

Total	828	$212.83	783	$1,524,905

(1)	The Company repurchased 45 thousand shares of common stock at a cost of $9 million related to the vesting of restricted stock during the three months ended March 28, 2020.
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

101
The following materials from Waters Corporation’s Quarterly Report on Form
10-Q
for the quarter ended March 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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

Date: April 29, 2020

42