Form 10-Q
period 2020-06-27
WATERS CORP /DE/
filed 2020-07-29
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
of the Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of the registrant’s common stock as of July 24, 2020: 61,925,972

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:
 Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 27, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$339,036	$335,715
Investments	16,720	1,429
Accounts receivable, net	496,276	587,734
Inventories	344,009	320,551
Other current assets	73,386	67,062

Total current assets	1,269,427	1,312,491
Property, plant and equipment, net	459,173	417,342
Intangible assets, net	248,993	240,203
Goodwill	427,492	356,128
Operating lease assets	88,619	93,358
Other assets	154,598	137,533

Total assets	$2,648,302	$2,557,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and debt	$150,000	$100,366
Accounts payable	50,325	49,001
Accrued employee compensation	33,329	43,467
Deferred revenue and customer advances	213,402	176,360
Current operating lease liabilities	26,862	27,125
Accrued income taxes	87,841	45,967
Accrued warranty	10,113	11,964
Other current liabilities	125,448	137,084

Total current liabilities	697,320	591,334
Long-term liabilities:
Long-term debt	1,546,159	1,580,797
Long-term portion of retirement benefits	62,499	59,159
Long-term income tax liabilities	356,607	394,562
Long-term operating lease liabilities	63,828	66,881
Other long-term liabilities	113,631	80,603

Total long-term liabilities	2,142,724	2,182,002

Total liabilities	2,840,044	2,773,336
Commitments and contingencies (Notes 7, 8 and 12)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at June 27, 2020 and December 31, 2019	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 161,273 and 161,030 shares issued, 61,916 and 62,587 shares outstanding at June 27, 2020 and December 31, 2019, respectively	1,613	1,610
Additional paid-in capital	1,959,498	1,926,753
Retained earnings	6,762,909	6,587,403
Treasury stock, at cost, 99,357 and 98,443 shares at June 27, 2020 and December 31, 2019, respectively	(8,788,872)	(8,612,576)
Accumulated other comprehensive loss	(126,890)	(119,471)

Total stockholders’ deficit	(191,742)	(216,281)

Total liabilities and stockholders’ deficit	$2,648,302	$2,557,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
	(In thousands, except per share data)
Revenues:
Product sales	$314,920	$387,265

Service sales	205,064	211,897

Total net sales	519,984	599,162
Costs and operating expenses:
Cost of product sales	134,802	156,975
Cost of service sales	78,332	92,571
Selling and administrative expenses	117,449	133,208
Research and development expenses	31,155	36,490
Purchased intangibles amortization	2,618	2,264
Litigation provision	514	—

Total costs and operating expenses	364,870	421,508

Operating income	155,114	177,654
Other expense	(736)	(342)

Interest expense	(13,018)	(11,448)
Interest income	4,003	5,871

Income before income taxes	145,363	171,735
Provision for income taxes	22,434	27,325

Net income	$122,929	$144,410

Net income per basic common share	$1.98	$2.09

Weighted-average number of basic common shares	61,944	68,989

Net income per diluted common share	$1.98	$2.08

Weighted-average number of diluted common shares and equivalents	62,184	69,494

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
	(In thousands, except per share data)
Revenues:
Product sales	$589,103	$707,768

Service sales	395,820	405,256

Total net sales	984,923	1,113,024

Costs and operating expenses:
Cost of product sales	254,641	289,365

Cost of service sales	169,137	181,212

Selling and administrative expenses	265,184	267,547

Research and development expenses	66,144	71,550

Purchased intangibles amortization	5,243	4,545

Litigation provision	1,180	—

Total costs and operating expenses	761,529	814,219

Operating income	223,394	298,805

Other expense	(1,110)	(867)

Interest expense	(27,097)	(23,011)

Interest income	8,039	14,186

Income before income taxes	203,226	289,113

Provision for income taxes	26,735	35,717

Net income	$176,491	$253,396

Net income per basic common share	$2.84	$3.60

Weighted-average number of basic common shares	62,085	70,331

Net income per diluted common share	$2.83	$3.57

Weighted-average number of diluted common shares and equivalents	62,404	70,904
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Net income	$122,929	$144,410	$176,491	$253,396

Other comprehensive income (loss):

Foreign currency translation	11,587	(7,031)	(7,757)	491

Unrealized gains on investments before income taxes	—	710	—	3,054
Income tax expense	—	(157)	—	(704)

Unrealized gains on investments, net of tax	—	553	—	2,350

Retirement liability adjustment before reclassifications	(522)	(41)	(226)	(102)
Amounts reclassified to other income	336	90	676	183

Retirement liability adjustment before income taxes	(186)	49	450	81
Income tax benefit ( expense )	126	(23)	(112)	(47)

Retirement liability adjustment, net of tax	(60)	26	338	34

Other comprehensive income (loss)	11,527	(6,452)	(7,419)	2,875

Comprehensive income	$134,456	$137,958	$169,072	$256,271

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019

	(In thousands)
Cash flows from operating activities:
Net income	$176,491	$253,396
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,122	19,255
Deferred income taxes	(777)	1,632
Depreciation	33,220	28,704
Amortization of intangibles	26,983	24,911
Change in operating assets and liabilities:
Decrease in accounts receivable	86,978	52,508
Increase in inventories	(27,089)	(62,200)
Increase in other current assets	(14,699)	(11,627)
Decrease (increase) in other assets	8,238	(15,060)
Increase (decrease) in accounts payable and other current liabilities	34,714	(10,439)
Increase in deferred revenue and customer advances	37,558	54,672
Effect of the 2017 Tax Cuts & Jobs Act	—	(3,229)
Decrease in other liabilities	(29,293)	(29,720)

Net cash provided by operating activities	350,446	302,803
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(97,029)	(65,188)
Business acquisitions, net of cash acquired	(76,664)	—
Investment in unaffiliated companies	(3,350)	(4,750)
Purchases of investments	(16,828)	(35,523)
Maturities and sales of investments	1,536	890,524

Net cash (used in) provided by investing activities	(192,335)	785,063
Cash flows from financing activities:
Proceeds from debt issuances	315,000	363
Payments on debt	(300,366)	(245)
Proceeds from stock plans	14,739	30,129
Purchases of treasury shares	(196,297)	(1,329,635)
Proceeds from derivative contracts	7,558	4,654

Net cash used in financing activities	(159,366)	(1,294,734)
Effect of exchange rate changes on cash and cash equivalents	4,576	(1,414)

Increase (decrease) in cash and cash equivalents	3,321	(208,282)
Cash and cash equivalents at beginning of period	335,715	796,280

Cash and cash equivalents at end of period	$339,036	$587,998

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance March 30, 2019	160,825	$1,608	$1,872,216	$6,104,191	$(6,901,629)	$(108,644)	$967,742
Net income	—	—	—	144,410	—	—	144,410
Other comprehensive loss	—	—	—	—	—	(6,452)	(6,452)
Issuance of common stock for employees:
Employee Stock Purchase Plan	15	—	2,498	—	—	—	2,498
Treasury stock	—	—	—	—	(561,197)	—	(561,197)
Stock-based compensation	1	—	9,244	—	—	—	9,244

Balance June 29, 2019	160,841	$1,608	$1,883,958	$6,248,601	$(7,462,826)	$(115,096)	$556,245

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Incom e ( Loss )	Total Stockholders’ Deficit
Balance March 28, 2020	161,253	$1,613	$1,947,626	$6,639,980	$(8,788,801)	$(138,417)	$(337,999)
Net income	—	—	—	122,929	—	—	122,929
Other comprehensive income	—	—	—	—	—	11,527	11,527
Issuance of common stock for employees:
Employee Stock Purchase Plan	12	—	2,216	—	—	—	2,216
Stock options exercised	6	—	779	—	—	—	779
Treasury stock	—	—	—	—	(71)	—	(71)
Stock-based compensation	2		8,877	—	—	—	8,877

Balance June 27, 2020	161,273	$1,613	$1,959,498	$6,762,909	$(8,788,872)	$(126,890)	$(191,742)

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258
Net income	—	—	—	253,396	—	—	253,396
Other comprehensive income	—	—	—	—	—	2,875	2,875
Issuance of common stock for employees:
Employee Stock Purchase Plan	25	—	4,168	—	—	—	4,168
Stock options exercised	239	2	26,097	—	—	—	26,099
Treasury stock	—	—	—	—	(1,316,504)	—	(1,316,504)
Stock-based compensation	105	1	18,952	—	—	—	18,953

Balance June 29, 2019	160,841	$1,608	$1,883,958	$6,248,601	$(7,462,826)	$(115,096)	$556,245

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)
Net income	—	—	—	176,491	—	—	176,491
Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Other comprehensive loss	—	—	—	—	—	(7,419)	(7,419)
Issuance of common stock for employees:
Employee Stock Purchase Plan	21		3,952	—	—	—	3,952
Stock options exercised	87	1	10,904	—	—	—	10,905
Treasury stock	—	—	—	—	(176,296)	—	(176,296)
Stock-based compensation	135	2	17,889	—	—	—	17,891

Balance June 27, 2020	161,273	$1,613	$1,959,498	$6,762,909	$(8,788,872)	$(126,890)	$(191,742)

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
,
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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2020 and 2019 ended on June 27, 2020 and June 29, 2019, respectively.
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
Both the Company’s domestic and international operations have been and continue to be adversely affected by the ongoing global pandemic of a novel strain of coronavirus
(“COVID-19”)
and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared
COVID-19
a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. Since then,
COVID-19
has continued to spread

CONDENSED NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
(unaudited)
throughout the U.S. and globally. The
COVID-19
pandemic has caused significant volatility and uncertainty in U.S. and international markets, which has disrupted and is expected to continue to disrupt the Company’s business and could result in a prolonged economic downturn. The Company operates in over 35 countries, including those in the regions most impacted by the
COVID-19
pandemic.
In the six months ended June 27, 2020 as compared to the six months ended June 29, 2019, the Company experienced a decline in net sales of 12% due in large part to the
COVID-19
pandemic and related economic uncertainty; however, through the date of the issuance of these financial statements, the Company’s consolidated financial position, results of operations and cash flows have not been materially impacted and, thus, the Company concluded that no goodwill or long-lived asset impairment analyses were required. Further, there have been no violations of debt covenants. Any prolonged material disruption to the Company’s employees, suppliers, manufacturing, or customers could result in a material impact to its consolidated financial position, results of operations or cash flows in the future.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 27, 2020 and December 31, 2019, $288 million out of $356 million and $249 million out of $337 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $204 million out of $356 million and $176 million out of $337 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at June 27, 2020 and December 31, 2019, respectively.
Accounts Receivable and Allowance for Credit Losses
The Company adopted new accounting guidance regarding the accounting for credit losses as of January 1, 2020 using a modified retrospective transition approach that was applied to the trade receivable balance as of January 1, 2020. This new accounting guidance required the Company to move from an incurred loss model to a current expected credit loss (“CECL”) model. Upon adoption, the Company recorded a net decrease of approximately $1 million to the Company’s stockholders’ deficit as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s balance sheets, results of operations or cash flows.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
(unaudited) – (Continued)
available forward-looking information are included in the specific adjustment. The historical loss rate is reviewed on at least an annual basis and the allowance for credit losses is reviewed quarterly for any required adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.
Trade receivables related to instrument sales are collateralized by the instrument that is sold. If there is a risk of default related to a receivable that is collateralized, then the fair value of the collateral is calculated and adjusted for the cost to re-possess,
refurbish and
re-sell
the instrument. This adjusted fair value is compared to the receivable balance and the difference would be recorded as the expected credit loss.
Any recovery of amounts that were written off prior to adoption of the new CECL standard that are received after adoption are recorded in income in the period in which they are received.
The following is a summary of the activity of the Company’s allowance for doubtful accounts for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands). The June 27, 2020 balance is calculated using the CECL method and the June 29, 2019 balance is calculated using the incurred loss method under legacy GAAP:

	Balance at Beginning of Period	Impact of CECL Adoption	Additions	Deduction	Balance at End of Period

Allowance for Doubtful Accounts
June 27, 2020	$9,560	$985	$6,664	$(3,901)	$13,308
June 29, 2019	$7,663	$—	$3,793	$(3,426)	$8,030
Other Investments
During the six months ended June 27, 2020 and June 29, 2019, the Company made investments in unaffiliated companies of $3 million and $5 million, respectively.
During the
three and
six months ended June 27, 2020, the Company recorded an unrealized loss on an equity security still held at the reporting date of approximately $1 million within other expense on the income statement. This unrealized loss was recorded as a downward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of June 27, 2020 and December 31, 2019. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at June 27, 2020 (in thousands):

	Total at June 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$16,720	$—	$16,720	$—
Waters 401(k) Restoration Plan assets	33,453	33,453	—	—
Foreign currency exchange contracts	366	—	366	—
Interest rate cross-currency swap agreements	4,392	—	4,392	—

Total	$54,931	$33,453	$21,478	$—

Liabilities:
Contingent consideration	$2,787	$—	$—	$2,787
Foreign currency exchange contracts	733	—	733	—

Total	$3,520	$—	$733	$2,787

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

	Total at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$1,642	$—	$1,642	$—
Waters 401(k) Restoration Plan assets	30,158	30,158	—	—
Foreign currency exchange contracts	16	—	16	—
Interest rate cross-currency swap agreements	4,485		4,485

Total	$36,301	$30,158	$6,143	$—

Liabilities:
Contingent consideration	$2,557	$—	$—	$2,557
Foreign currency exchange contracts	1,028	—	1,028	—

Total	$3,585	$—	$1,028	$2,557

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
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
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the July 2014 acquisition of Medimass Research, Development and Service Kft. and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. Although there is no contractual limit, the fair value of future contingent consideration payments was estimated to be $3 million at both June 27, 2020 and December 31, 2019, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $910 million and $1.0 billion at June 27, 2020 and December 31, 2019, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $938 million and $1.0 billion at June 27, 2020 and December 31, 2019, respectively, using Level 2 inputs.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Interest Rate Cross-Currency Swap Agreements
As of June 27, 2020, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ (deficit) equity until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	June 27, 2020		December 31, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$29,735	$366	$119,576	$16
Other current liabilities	$91,393	$733	$29,495	$1,028

Interest rate cross-currency swap agreements:
Other assets	$560,000	$4,392	$560,000	$4,485
Accumulated other comprehensive income		$(4,392)		$(4,485)
The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial	Three Months Ended		Six Months Ended
	Statement	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	Classification
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$1,823	$136	$(1,157)	$(407)
Unrealized (losses) gains on open contracts	Cost of sales	(678)	(3,044)	646	(2,518)

Cumulative net pre-tax gains (losses)	Cost of sales	$1,145	$(2,908)	$(511)	$(2,925)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$3,784	$2,923	$7,498	$5,150
Unrealized (losses) gains on open contracts	Stockholders’ equity	$(5,615)	$(6,022)	$(93)	$1,098
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. During the six months ended June 27, 2020 and June 29, 2019, the Company repurchased 0.8 million and 5.9 million shares of the Company’s outstanding common stock at a cost of $167 million and $1.3 billion, respectively, under the January 2019 authorization and other previously announced programs. As of June 27, 2020, the Company had repurchased an aggregate of 11.1 million shares at a cost of $2.5 billion under the January 2019 repurchase program and had a total of $1.5 billion authorized for future repurchases. In addition, the Company repurchased $9 million and $8 million of common stock related to the vesting of restricted stock units during the six months ended June 27, 2020 and June 29, 2019, respectively.
While the Company believes that it has the financial flexibility to fund these share repurchases given current cash levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions, the Company has temporarily suspended its share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The Company had $20 million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. There were no unsettled treasury stock purchases as of June 27, 2020, while the Company had accrued $10 million for such purchases as of June 29, 2019, which settled in the subsequent quarter.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
June 27, 2020	$11,964	$3,577	$(5,428)	$10,113
June 29, 2019	$12,300	$3,571	$(4,288)	$11,583
Restructuring
In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3%
of the Company’s employees. During the three and six months ended June 27, 2020, the Company incurred

$
18

million and $3 million, respectively, of severance-related costs, lease termination costs and other related costs.
The Company expects to incur an additional $
6
 million of costs for the remainder of the year.
2 Revenue Recognition
The Company’s deferred revenue liabilities on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended June 27, 2020 and June 29, 2019 (in thousands):

	June 27, 2020	June 29, 2019
Balance at the beginning of the period	$213,695	$204,257
Recognition of revenue included in balance at beginning of the period	(141,297)	(172,949)
Revenue deferred during the period, net of revenue recognized	195,444	229,162

Balance at the end of the period	$267,842	$260,470

The Company classified $54 million and $38 million of deferred revenue and customer advances in other long-term liabilities at June 27, 2020 and December 31, 2019, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

June 27, 2020
Deferred revenue and customer advances expected to be recognized in:
One year or less	$213,402
13-24 months	34,151
25 months and beyond	20,289

Total	$267,842

3
Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	June 27, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	16,720	—	—	16,720

Total	$16,720	$—	$—	$16,720

Amounts included in:
Investments	16,720	—	—	16,720

Total	$16,720	$—	$—	$16,720

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	1,642	—	—	1,642

Total	$1,642	$—	$—	$1,642

Amounts included in:
Cash equivalents	$213	$—	$—	$213
Investments	1,429	—	—	1,429

Total	$1,642	$—	$—	$1,642

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	June 27, 2020	December 31, 2019
Due in one year or less	$16,720	$1,642

Total	$16,720	$1,642

CONDENSED NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS (unaudited) – (Continued)
4
 Inventories
Inventories are classified as follows (in thousands):

	June 27, 2020	December 31, 2019
Raw materials	$139,452	$126,850
Work in progress	15,878	15,457
Finished goods	188,679	178,244

Total inventories	$344,009	$320,551

5
 Acquisitions
On January 15, 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively, “Andrew Alliance”), for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration.
Andrew Alliance offers lab workflow automation solutions with the combination of its software platform and smart, connected laboratory equipment and accessories.
The Company allocated $7 million of the purchase price to intangible assets comprised of developed technology, trade name and customer relationships. The developed technology and customer relationships will be amortized over ten years and the trade name will be amortized over 3 years. The Company allocated $72 million of the purchase price to goodwill, which is not deductible for tax purposes. The principal factor that resulted in recognition of goodwill in the acquisition was that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.
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
The fair values of the assets and liabilities acquired were determined using various income-approach valuation techniques, which use Level 3 inputs. The following table presents the fair values as of the acquisition date, as determined by the Company, of 100% of the assets and liabilities owned and recorded in connection with the acquisition of Andrew Alliance (in thousands):

Cash	$713
Accounts receivable and current other assets	806
Inventory	669
Prepaid and other assets	611
Property, plant and equipment, net	757
Operating lease assets	847
Intangible assets	6,960
Goodwill	71,632

Total assets acquired	82,995
Accrued expenses and other liabilities	2,093

Total consideration	80,902

Fair value of minority investment	3,525

Cash consideration paid	$77,377

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
The impact of the Andrew Alliance acquisition on the Company’s revenues and net income during the quarter was immaterial. The pro forma effect on the ongoing operations of the Company as though this acquisition had occurred at the beginning of the periods covered by this report was also immaterial
.
6
 Goodwill and Other Intangibles
The carrying amount of goodwill was $427 million and $356 million at June 27, 2020 and December 31, 2019, respectively. The acquisition of Andrew Alliance increased goodwill by $72 million while the effect of foreign currency translation decreased goodwill by $1 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	June 27, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$512,047	$356,036	5 years	$481,986	$333,255	5 years
Purchased intangibles	207,733	156,065	11 years	200,523	151,722	11 years
Trademarks and IPR&D	13,601	—	—	13,782	—	—
Licenses	5,483	5,195	6 years	5,669	5,298	6 years
Patents and other intangibles	84,453	57,028	8 years	83,035	54,517	8 years

Total	$823,317	$574,324	7 years	$784,995	$544,792	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets in
creased by $4 million and $3 million, respectively, in the six months ended June 27, 2020 due to the effects of foreign currency translation. Amortization expense for intangible assets was $14 million and $12 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Amortization expense for intangible assets was $27 million and $25 million
for the six months ended June 27, 2020 and June 29, 2019
, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
As of June 27, 2020 and December 31, 2019, the Company had a total of $960 million and $1.1 billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note.
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
The Company had the following outstanding debt at June 27, 2020 and December 31, 2019 (in thousands):

	June 27, 2020	December 31, 2019
Foreign subsidiary lines of credit	$—	$366
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	—
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	—

Total notes payable and debt, current	150,000	100,366

Senior unsecured notes - Series E - 3.97%, due March 2021	—	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	—	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Credit agreement	740,000	625,000
Unamortized debt issuance costs	(3,841)	(4,203)

Total long-term debt	1,546,159	1,580,797

Total debt	$1,696,159	$1,681,163

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of June 27, 2020 and December 31, 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.1
b
illion and $1.2 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.62% and 3.39% at June 27, 2020 and December 31, 2019, respectively. As of June 27, 2020, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $105 million at each of June 27, 2020 and December 31, 2019, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rate applicable to these short-term borrowings was 1.48% for December 31, 2019. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of June 27, 2020.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
As of June 27, 2020, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
8 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of June 27, 2020. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the six months ended June 27, 2020 and June 29, 2019 by $7 million and $9 million, respectively, and increased the Company’s net income per diluted share by $0.11 and $0.13, respectively.
The Company’s effective tax rate for the three months ended June 27, 2020 and June 29, 2019 was 15.4% and 15.9%, respectively. The decrease in the effective income tax rate can be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the six months ended June 27, 2020 and June 29, 2019 was 13.2% and 12.4%, respectively. The effective tax rate for the six months ended June 27, 2020 includes a $5 million income tax benefit related to certain restructuring charges and a $2 million tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 2.4 percentage points and 1.2 percentage points for the six months ended June 27, 2020, respectively. The effective tax rate for the six months ended June 29, 2019 includes a $
3
 million income tax benefit related to the finalization of certain regulations relating to the Tax
Cuts a
nd Jobs
Act
 of 2017 and a $7 million
income tax benefit
related to stock-based compensation. These income tax benefits decreased the effective tax rate by
1.0
percentage
 point and

2.3
percentage points for the six months ended June 29, 2019
, respectively
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
The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the six months ended June 27, 2020 and June 29, 2019 (in thousands):

	June 27, 2020	June 29, 2019
Balance at the beginning of the period	$27,790	$26,108
Net reductions for lapse of statutes taken during the period	(252)	(105)
Net additions for tax positions taken during the current period	536	801

Balance at the end of the period	$28,074	$26,804

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2014. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of June 27, 2020, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

9 Stock-Based Compensation
The Company maintains various stockholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified
stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units and performance stock units).
In May 2020, the Company’s s
tock
holders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of June 27, 2020, the 2020 Plan ha
d
 6.6 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of June 27, 2020, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under t
he 2020 Plan
.
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
The consolidated statements of operations for the three and six months ended June 27, 2020 and June 29, 2019 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of sales	$635	$567	$1,205	$1,142
Selling and administrative expenses	7,352	7,402	14,725	15,527
Research and development expenses	939	1,345	2,192	2,586

Total stock-based compensation	$8,926	$9,314	$18,122	$19,255

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended June 27, 2020 and June 29, 2019 are as follows:

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	June 27, 2020	June 29, 2019
Options issued in thousands	227	139
Risk-free interest rate	1.4%	2.5%
Expected life in years	6	5
Expected volatility	26.5%	24.3%
Expected dividends	—	—
	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	June 27, 2020	June 29, 2019
Exercise price	$216.08	$231.30
Fair value	$61.70	$61.85
The following table summarizes stock option activity for the plans for the six months ended June 27, 2020 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2019	1,455	$61.63	to	$238.52	$158.61
Granted	227	$203.37	to	$235.06	$216.08
Exercised	(87)	$61.63	to	$208.47	$125.50
Canceled	(148)	$128.93	to	$238.52	$172.91

Outstanding at June 27, 2020	1,447	$75.94	to	$238.52	$168.15

Restricted Stock
During the six months ended June 27, 2020, the Company granted four thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $235.06.

Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended June 27, 2020 (in thousands, except per share data):
	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2019	260	$184.70
Granted	105	$206.73
Vested	(86)	$161.84
Forfeited	(15)	$185.91

Unvested at June 27, 2020	264	$200.84

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Performance Stock Units
The Company’s performance stock units are equity compensation awards with a market vesting condition based on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the components of the S&P Health Care
Index. TSR is the change in value of a stock price over time, including the reinvestment of dividends. The vesting schedule ranges from 0% to 200% of the target shares awarded. Beginning with the grants mad
e in
2020, the vesting conditions for performance stock units now include a performance condition based on future sales growth.

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the six months ended June 27, 2020 and June 29, 2019 are as follows:

	Six Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	June 27, 2020	June 29, 2019
Performance stock units issued (in thousands)	58	13
Risk-free interest rate	1.3%	2.4%
Expected life in years	2.9	2.8
Expected volatility	25.1%	23.5%
Average volatility of peer companies	26.1%	26.2%
Correlation coefficient	36.6%	34.2%
Expected dividends	—	—
The following table summarizes the unvested performance stock unit award activity for the six months ended June 27, 2020 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2019	105	$233.11
Granted	58	$190.45
Vested	(37)	$184.51
Forfeited	(24)	$233.31

Unvested at June 27, 2020	102	$226.44

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended June 27, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$122,929	61,944	$1.98
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	240	—

Net income per diluted common share	$122,929	62,184	$1.98

	Three Months Ended June 29, 2019
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$144,410	68,989	$2.09
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	505	(0.01)

Net income per diluted common share	$144,410	69,494	$2.08

	Six Months Ended June 27, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$176,491	62,085	$2.84
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	319	(0.01)

Net income per diluted common share	$176,491	62,404	$2.83

	Six Months Ended June 29, 2019
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$253,396	70,331	$3.60
Effect of dilutive stock option, restricted stock, performance s to ck unit and restricted stock unit securities	—	573	(0.03)

Net income per diluted common share	$253,396	70,904	$3.57

For the three and six months ended June 27, 2020, the Company had 0.7 million and 0.4
million
stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the period. For both the three and six months ended June 29, 2019, the Company had 0.1 million stock options that were antidilutive. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(104,066)	$(15,405)	$(119,471)
Other comprehensive income (loss), net of tax	(7,757)	338	(7,419)

Balance at June 27, 2020	$(111,822)	$(15,067)	$(126,890)

1
2
 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and six months ended June 27, 2020 and June 29, 2019 is as follows (in thousands):

	Three Months Ended
	June 27, 2020			June 29, 2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$151	$1,095	$—	$108	$1,075
Interest cost	—	177	338	10	230	430
Expected return on plan assets	—	(220)	(454)	—	(177)	(538)
Net amortization:
Prior service credit	—	(5)	(41)	—	(5)	(37)
Net actuarial loss	—	—	382	—	—	132

Net periodic pension cost	$—	$103	$1,320	$10	$156	$1,062

	Six Months Ended
	June 27, 2020			June 29, 2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$302	$2,194	$—	$250	$2,157
Interest cost	—	353	683	23	389	864
Expected return on plan assets	—	(439)	(910)	—	(354)	(1,081)
Net amortization:
Prior service credit	—	(10)	(81)	—	(10)	(74)
Net actuarial loss	—	—	767	—	—	267

Net periodic pension cost	$—	$206	$2,653	$23	$275	$2,133

In 2019, the Company completed the termination of the Waters Retirement Restoration Plan.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
During fiscal year 2020, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans.
1
3
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
Net sales for the Company’s products and services are as follows for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Product net sales:
Waters instrument systems	$181,399	$238,777	$324,228	$423,389
Chemistry consumables	95,105	100,292	192,350	199,545
TA instrument systems	38,416	48,196	72,525	84,834

Total product sales	314,920	387,265	589,103	707,768

Service net sales:
Waters service	189,205	192,048	363,342	368,097
TA service	15,859	19,849	32,478	37,159

Total service sales	205,064	211,897	395,820	405,256

Total net sales	$519,984	$599,162	$984,923	$1,113,024

2
7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (
Continued
)
Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales:
Asia:
China	$89,816	$112,796	$137,047	$202,887
Japan	41,230	45,958	86,319	89,462
Asia Other	77,163	80,081	143,923	146,998

Total Asia	208,209	238,835	367,289	439,347
Americas:
United States	148,928	173,940	292,826	323,097
Americas Other	25,854	32,835	54,132	65,546

Total Americas	174,782	206,775	346,958	388,643
Europe	136,993	153,552	270,676	285,034

Total net sales	$519,984	$599,162	$984,923	$1,113,024

Net sales by customer class are as follows for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Pharmaceutical	$311,018	$350,145	$583,581	$644,657
Industrial	152,110	176,109	295,464	331,327
Academic and governmental	56,856	72,908	105,878	137,040

Total net sales	$519,984	$599,162	$984,923	$1,113,024

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales recognized at a point in time:
Instrument systems	$219,815	$286,973	$396,753	$508,223
Chemistry consumables	95,105	100,292	192,350	199,545
Service sales recognized at a point in time (time & materials)	78,867	84,807	146,609	157,566

Total net sales recognized at a point in time	393,787	472,072	735,712	865,334

Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	126,197	127,090	249,211	247,690

Total net sales	$519,984	$599,162	$984,923	$1,113,024

1
4
Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards
In June 2016, accounting guidance was issued that modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance
sheet credit exposures, and other

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
COVID-19
outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s consolidated financial statements or related disclosures.
3
0

Item 2:
 Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Business and Financial Overview
The Company has two operating segments: Waters
TM
and TA
TM
. Waters products and
services
primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC
TM
” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and governmental customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.
Both the Company’s domestic and international operations have been and continue to be adversely affected by the ongoing global pandemic of a novel strain of coronavirus
(“COVID-19”)
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
To date, the
COVID-19
pandemic has not materially impacted our manufacturing facilities or those of the third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers. We have also not seen material disruptions or delays in shipments of certain materials or components of our products.
At every stage of the pandemic, we have taken decisive and appropriate actions, including a mandatory remote work policy for all employees with the exception of those in manufacturing, distribution, and certain laboratory environments, as well as bans on non-essential
travel and visitors into our facilities. Early on, we engaged a medical advisor to guide our policy deployment, and we continue to take proactive measures to guard the health of our global employee base, and the safety of all customer interactions. We have implemented rigorous protocols to promote a safe work environment in all of our locations around the world and late in the quarter we began implementation of the first phase of a multi-phase process for the safe return of employees to our physical workplaces as social distancing requirements allow.
The vast majority of the markets we serve, most notably the pharmaceutical, biomedical research, food/environmental and clinical markets, have continued to operate at various levels, and we are working closely with these customers to facilitate their seamless operation. Over the last several years, we have executed on a digital workplace strategy focused on providing modern connectivity and collaboration tools to our employees. Our strategic technology investments have enabled us to swiftly meet remote working needs as the
COVID-19
situation has escalated and evolved. From a customer-facing perspective, we are leveraging digital demand generation activities, including virtual demos across all regions in which we operate, remote instrument installations, virtual sales seminars, online product training, and a rapid acceleration in one-on-one
communications over emails, phone and video conferencing.
While we initially anticipated that the
COVID-19
pandemic would have the biggest impact on the Company’s financial results in the second quarter of 2020, and future quarters would improve as countries lifted their business restrictions, the new outbreaks of
COVID-19
in the U.S. and elsewhere have demonstrated that the
COVID-19
pandemic continues to be fluid with uncertainties and risks remaining across the global economy. The Company is taking a proactive approach to managing through this unpredictability and has implemented a series of cost reduction actions that include salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility. A significant portion of these cost reduction actions are expected to expire at the end of July 2020, and the Company’s costs of sales and operating expenses are expected to gradually increase to pre-COVID-19
levels as we move through the remainder of 2020.

These expected cost reductions reflect our core assumptions that the business moves through the recovery phase, and business conditions improve in the second half of 2020; however, our plan will be adjusted accordingly depending on the pace of the recovery.

The Company’s operating results are as follows for the three and six months ended June 27, 2020 and June 29, 2019 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% change	June 27, 2020	June 29, 2019	% change
Revenues:
Product sales	$314,920	$387,265	(19%)	$589,103	$707,768	(17%)
Service sales	205,064	211,897	(3%)	395,820	405,256	(2%)

Total net sales	519,984	599,162	(13%)	984,923	1,113,024	(12%)
Costs and operating expenses:
Cost of sales	213,134	249,546	(15%)	423,778	470,577	(10%)
Selling and administrative expenses	117,449	133,208	(12%)	265,184	267,547	(1%)
Research and development expenses	31,155	36,490	(15%)	66,144	71,550	(8%)
Purchased intangibles amortization	2,618	2,264	16%	5,243	4,545	15%
Litigation provision	514	—	—	1,180	—	—

Operating income	155,114	177,654	(13%)	223,394	298,805	(25%)
Operating income as a % of sales	29.8%	29.7%		22.7%	26.8%

Other expense	(736)	(342)	115%	(1,110)	(867)	28%
Interest expense, net	(9,015)	(5,577)	62%	(19,058)	(8,825)	116%

Income before income taxes	145,363	171,735	(15%)	203,226	289,113	(30%)
Provision for income taxes	22,434	27,325	(18%)	26,735	35,717	(25%)

Net income	$122,929	$144,410	(15%)	$176,491	$253,396	(30%)

Net income per diluted common share	$1.98	$2.08	(5%)	$2.83	$3.57	(21%)
In the second quarter of 2020, the Company’s sales decreased 13% as compared to the second quarter of 2019 and decreased 12% for the first half of 2020 as compared to the first half of 2019. This decline in sales in the 2020 periods can be attributed to the interruption in business activities caused by the uncertainties from the
COVID-19
pandemic across the world. Foreign currency translation decreased sales by 1% for both the second quarter and first half of 2020. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales decreased 23% for the second quarter and 22% for the first half of 2020 as a result of weaker demand for our products by our customers due to interruption of business activities and the uncertainty caused by the
COVID-19
pandemic. Foreign currency translation decreased instrument system sales by 1% for the first half of 2020. Recurring revenues (combined sales of precision chemistry consumables and services) decreased 4% and 3% for the second quarter and first half of 2020, respectively, also as a result of interruption of business activities and the uncertainty caused by the
COVID-19
pandemic. Chemistry consumable sales decreased 5% and 4% in the second quarter and first half of 2020, respectively, while service sales declined 3% and 2% in the second quarter and first half of 2020, respectively. Recurring revenues were negatively impacted by foreign currency translation which lowered sales by 1% in both the second quarter and first half of 2020, as well as the first half of 2020 having one less calendar day as compared to the first half of 2019.
In both the second quarter and first half of 2020, the Company’s sales declined across all major geographies. The broad-based decline in sales was a result of the weaker demand and disruption of business activities caused be the
COVID-19
lockdowns. In the second quarter of 2020, the Company’s sales decreased 13% in Asia, 15% in the Americas, and 11% in Europe. For the first half of 2020, the Company’s sales decreased 16% in Asia, 11% in the Americas, and 5% in Europe. Foreign currency translation decreased Asia’s sales by 1% in both the second quarter and first half of 2020 and decreased Europe’s sales by 2% in both the second quarter and first half of 2020.
In the second quarter of 2020, the Company’s sales decreased 20% in China, 14% in the U.S., 4% in Asia Other, and 10% in Japan, with foreign currency translation negatively impacting Asia Other sales by 1% and benefiting Japan sales by 1%. In the first half of 2020, sales decreased 32% in China, 9% in the U.S., 2% in Asia Other and 4% in Japan, with foreign currency translation negatively impacting China sales by 1%, Asia Other sales by 2%, and benefiting Japan sales by 1%.

Sales in China declined 20% in the second quarter of 2020, improving from the 48% decline experienced in the first quarter of 2020, as the
COVID-19
business restrictions in China were slowly lifted. Excluding China, the Company’s sales in the first half of 2020 declined 7%, with foreign currency translation negatively impacting sales by 1%.
Sales to pharmaceutical customers decreased 11% for the second quarter and 9% for the first half of 2020, primarily due to the disruption in business activities caused by
COVID-19,
with the effect of foreign currency translation decreasing sales by 1% for both the second quarter and first half of 2020. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, declined 14% in the second quarter and 11% in the first half of 2020, primarily due to lower demand caused by the
COVID-19
pandemic, with the effect of foreign currency translation decreasing sales by 1% for both the second quarter and first half of 2020. Similarly, TA sales declined 20% and 14% in the second quarter and first half of 2020, respectively. For the first half of 2020, the most significant decline in academic and governmental sales occurred in China where sales were 48% lower than the comparable 2019 period on mandated governmental spending reductions. Combined sales to academic and governmental customers decreased 22% and 23% in the second quarter and first half of 2020, respectively, as governmental customers adjusted their spending to mitigate the effects of the
COVID-19
pandemic. Foreign currency translation decreased academic and governmental sales by 1% for both the second quarter and first half of 2020. Sales to our academic and governmental customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
Operating income decreased 13% and 25% for the second quarter and first half of 2020, respectively. The decreases were primarily a result of the decline in sales volumes caused by the
COVID-19
pandemic and were somewhat mitigated by a series of cost reduction actions that included salary reductions, furloughs and reductions in non-essential
spending that increased operating income by approximately $60 million for the first half of 2020 versus our operating plan. In addition, operating income in the second quarter and first half of 2020 also included $3 million and $21 million, respectively, of severance-related costs in connection with a reduction in workforce and lease termination costs. The Company’s plan was to reduce its expenses by approximately $100 million compared to our internal operating plan during 2020 to improve its financial position and liquidity to mitigate the impact of the decline in sales caused by
COVID-19.
The Company was able to realize approximately 60% of the cost action and restructuring savings in the first half of 2020 and the Company anticipates the remaining 40% of this savings plan will be achieved in the second half of 2020 when the Company currently expects its spending to gradually return to pre-COVID-19
levels. This plan reflects our core assumptions that the business moves through the recovery phase, and business conditions improve in the second half of 2020; however, our plan will be adjusted accordingly depending on the pace of the recovery.
The Company generated $350 million and $303 million of net cash flows from operations in the first half of 2020 and 2019, respectively. This increase in operating cash flow was primarily a result of the $54 million reduction in expense from the cost actions implemented during the second quarter of 2020.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $97 million and $65 million in the first half of 2020 and 2019, respectively. In January of 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively “Andrew Alliance”), for $80 million, net of cash acquired. The company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration. This acquisition is not expected to have a material effect on the Company’s sales and expenses. The cash flows from investing activities in the first half of 2020 also included $43 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $123 million on this facility through the end of the first half of 2020 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility. Due to the uncertain business conditions caused by the
COVID-19
pandemic, in the second quarter of 2020 the Company temporarily slowed down the remaining construction and buildout of this facility.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During the first half of 2020 and 2019, the Company repurchased $167 million and $1.3 billion of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. While the Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits, the Company has temporarily suspended its share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic.

Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and six months ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% change	June 27, 2020	June 29, 2019	% change
Net Sales:
Asia:
China	$89,816	$112,796	(20%)	$137,047	$202,887	(32%)
Japan	41,230	45,958	(10%)	86,319	89,462	(4%)
Asia Other	77,163	80,081	(4%)	143,923	146,998	(2%)

Total Asia	208,209	238,835	(13%)	367,289	439,347	(16%)
Americas:
United States	148,928	173,940	(14%)	292,826	323,097	(9%)
Americas Other	25,854	32,835	(21%)	54,132	65,546	(17%)

Total Americas	174,782	206,775	(15%)	346,958	388,643	(11%)
Europe	136,993	153,552	(11%)	270,676	285,034	(5%)

Total net sales	$519,984	$599,162	(13%)	$984,923	$1,113,024	(12%)

In the second quarter and first half of 2020, the
COVID-19
pandemic disrupted businesses throughout the world and negatively impacted the Company’s sales across all major geographies. Sales in China declined 20% and 32% in the second quarter and first half of 2020, respectively, and sales in the U.S. declined 14% and 9% in the second quarter and first half of 2020, respectively, due to the
COVID-19
pandemic.
Net sales by customer class are presented below for the three and six months ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% change	June 27, 2020	June 29, 2019	% change
Pharmaceutical	$311,018	$350,145	(11%)	$583,581	$644,657	(9%)
Industrial	152,110	176,109	(14%)	295,464	331,327	(11%)
Academic and governmental	56,856	72,908	(22%)	105,878	137,040	(23%)

Total net sales	$519,984	$599,162	(13%)	$984,923	$1,113,024	(12%)

In the second quarter and first half of 2020, the decline in sales to pharmaceutical customers was primarily due to the disruption in business activities caused by
COVID-19,
despite increased demand for our products and services from certain pharmaceutical customers who are involved with
COVID-19
diagnostic testing and the development of new drugs and therapies. Foreign currency translation decreased sales to pharmaceutical customers by 1% in both the second quarter and first half of 2020. The decline in sales to industrial customers in the quarter was primarily due to the lower demand caused by the COVID-19 pandemic.
Similarly, TA sales declined of 20% and 14% in the second quarter and first half of 2020, respectively. The decreases in sales to academic and governmental customers were broad-based across all product classes as governmental customers adjusted their spending to mitigate the effects of the
COVID-19 pandemic.

Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three and six months ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Three Months Ended
	June 27, 2020	% of Total	June 29, 2019	% of Total	% change
Waters instrument systems	$181,399	39%	$238,777	45%	(24%)
Chemistry consumables	95,105	20%	100,292	19%	(5%)

Total Waters product sales	276,504	59%	339,069	64%	(18%)
Waters service	189,205	41%	192,048	36%	(1%)

Total Waters net sales	$465,709	100%	$531,117	100%	(12%)

	Six Months Ended
	June 27, 2020	% of Total	June 29, 2019	% of Total	% change

Waters instrument systems	$324,228	37%	$423,389	43%	(23%)
Chemistry consumables	192,350	22%	199,545	20%	(4%)

Total Waters product sales	516,578	59%	622,934	63%	(17%)
Waters service	363,342	41%	368,097	37%	(1%)

Total Waters net sales	$879,920	100%	$991,031	100%	(11%)

The effect of foreign currency translation decreased Waters sales by 1% for the first half of 2020. Precision chemistry consumables sales decreased in the second quarter and first half of 2020, primarily driven by decreased sales in the U.S., as the demand for chemistry consumables was impacted by the disruption and uncertainty caused by the COVID-19 pandemic,
while demand in China increased in the second quarter which resulted in 23% growth in the quarter and 5% growth for the first half of 2020. Waters service sales decreased on lower service demand billings due to COVID-19 business
closures, particularly in Europe and India. Waters recurring revenues were also negatively impacted by one less calendar day in the first half of 2020 and the negative impact of foreign currency translation, which lowered sales by 1% in both the second quarter and first half of 2020. Waters instrument system sales (LC and MS technology-based) decreased in all geographical regions, primarily due to lower sales as a result of weaker demand for our products and services by our customers due to the disruption and uncertainty caused by the COVID-19 pandemic.
In the second quarter of 2020, Waters sales decreased 8% in Europe, 13% in the U.S. and 21% in China due to the impact of the
COVID-19
pandemic. Waters sales in Europe and China were also negatively impacted by the effect of foreign currency translation by 2% and 1%, respectively. In the first half of 2020, Waters sales decreased 3% in Europe, 9% in the U.S. and 34% in China due to the impact of the
COVID-19
pandemic. Waters sales in Europe and China were also both negatively impacted by the effect of foreign currency translation by 2%.

TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three and six months ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Three Months Ended
	June 27, 2020	% of Total	June 29, 2019	% of Total	% change
TA instrument systems	$38,416	71%	$48,196	71%	(20%)
TA service	15,859	29%	19,849	29%	(20%)

Total TA net sales	$54,275	100%	$68,045	100%	(20%)

	Six Months Ended
	June 27, 2020	% of Total	June 29, 2019	% of Total	% change
TA instrument systems	$72,525	69%	$84,834	70%	(15%)
TA service	32,478	31%	37,159	30%	(13%)

Total TA net sales	$105,003	100%	$121,993	100%	(14%)

The decline in TA instrument system and service sales in the second quarter and first half of 2020 was primarily due to lower customer demand due to the
COVID-19
pandemic. The effect of foreign currency translation had minimal impact on sales for the second quarter of 2020 and decreased TA sales 1% for the first half of 2020.
TA sales declined in all major regions of the world due to the impact from
COVID-19,
except for Asia Other, where sales grew over 10% in both the second quarter and first half of 2020.
Cost of Sales
Cost of sales for the second quarter and first half of 2020 decreased 15% and 10%, respectively, primarily due to a decrease in sales volume from lower customer demand caused by the
COVID-19
pandemic, which was mitigated by a $12 million reduction of planned expenses from salary reductions, furloughs and reductions in non-essential
spending. In addition, cost of sales was also negatively impacted by foreign currency translation. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to negatively impact gross profit for the remainder of 2020. To date, the Company has not had significant issues with its supply chain; however, the prolonged impact of
COVID-19
on businesses could negatively impact our suppliers’ ability to deliver goods to us, as well as possibly increase the cost of those goods used in our manufacturing operations.
Selling and Administrative Expenses
Selling and administrative expenses decreased 12% and 1% for the second quarter and first half of 2020, respectively. Selling and administrative expenses decreased in these periods primarily from the $33 million reduction in expenses from salary reductions, furloughs and reductions in non-essential
spending. These savings were partially offset by $3 million and $21 million for the second quarter and first half of 2020, respectively, of one-time
severance-related costs in connection with a reduction in workforce and lease-terminations. Excluding these expenses, selling and administrative expenses declined 9%
year-to-date.
The Company anticipates incurring approximately $6 million of severance-related and lease termination expenses over the remainder of 2020. In addition, the effect of foreign currency translation decreased selling and administrative expenses by 1% for both the second quarter and first half of 2020.
As a percentage of net sales, selling and administrative expenses were 22.6% and 26.9% for the second quarter of 2020 and year-to-date,
respectively, and 22.2% and 24.0% for the second quarter and first half of 2019, respectively. The increase in this percentage is attributable to the decline in sales and the $21 million of one-time severance-related
and lease termination costs.

Research and Development Expenses
Research and development expenses decreased 15% and 8% in the second quarter and first half of 2020, respectively. These expenses decreased in these periods primarily from the $9 million reduction in expenses from salary reductions, furloughs and reductions in non-essential
spending in the second quarter of 2020.
Interest Expense, Net
The increases in net interest expense in the second quarter and first half of 2020 were primarily attributable to higher outstanding debt balances and lower interest income on lower cash, cash equivalents and investment balances.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of June 27, 2020. The Company has a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company expects to continue to meet. The effect of applying the contractual tax rate rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the half of 2020 and 2019 by $7 million and $9 million, respectively, and increased the Company’s net income per diluted share by $0.11 and $0.13, respectively.
The Company’s effective tax rate for the second quarter of 2020 and 2019 was 15.4% and 15.9%, respectively. The decrease in the effective income tax rate can be attributed to differences in the proportionate amounts of pre-tax income
recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the first half of 2020 and 2019 was 13.2% and 12.4%, respectively. The effective tax rate for the first half of 2020 included a $5 million income tax benefit related to certain restructuring charges and a $2 million tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 2.4 percentage points and 1.2 percentage points for the first half of 2020, respectively. The effective tax rate for the first half of 2019 included a $3 million income tax benefit related to the finalization of certain regulations relating to the Tax Cuts and Jobs Act of 2017 and a $7 million income tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 1.0 percentage point and 2.3 percentage points for the first half of 2019, respectively. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Net income	$176,491	$253,396
Depreciation and amortization	60,203	53,615
Stock-based compensation	18,122	19,255
Deferred income taxes	(777)	1,632
Change in accounts receivable	86,978	52,508
Change in inventories	(27,089)	(62,200)
Change in accounts payable and other current liabilities	34,714	(10,439)
Change in deferred revenue and customer advances	37,558	54,672
Effect of the 2017 Tax Cuts & Jobs Act	—	(3,229)
Other changes	(35,754)	(56,407)

Net cash provided by operating activities	350,446	302,803
Net cash (used in) provided by investing activities	(192,335)	785,063
Net cash used in financing activities	(159,366)	(1,294,734)
Effect of exchange rate changes on cash and cash equivalents	4,576	(1,414)

Increase (decrease) in cash and cash equivalents	$3,321	$(208,282)

Cash Flow from Operating Activities
Net cash provided by operating activities was $350 million and $303 million during the six months ended June 27, 2020 and June 29, 2019, respectively. This increase in operating cash flow was primarily a result of the $54 million reduction in expense from the cost actions implemented in the second quarter of 2020. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding increased to 87 days at June 27, 2020 as compared to 79 days at June 29, 2019.

•	The changes in inventory were primarily attributable to the reduction in the inventory build plan to adjust inventory levels for lower anticipated sales volume due to the COVID-19 pandemic.

•	The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.
Cash Flow from Investing Activities
Net cash used in investing activities totaled $192 million in the six months ended June 27, 2020 compared to net cash provided by investing activities that totaled $785 million in the six months ended June 29, 2019. Additions to fixed assets and capitalized software were $97 million and $65 million in the six months ended June 27, 2020 and June 29, 2019, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company incurred $38 million of costs associated with the construction of this facility during the six months ended June 27, 2020. The Company has incurred $123 million on this facility through the end of the second quarter of 2020. Due to the uncertain business conditions caused by the
COVID-19
pandemic, the Company temporarily slowed down the completion of the remaining construction and buildout of this facility.

During the six months ended June 27, 2020 and June 29, 2019, the Company purchased $17 million and $36 million of investments, respectively, while $2 million and $891 million of investments matured, respectively, and were used for financing activities described below.
On January 15, 2020, the Company acquired all of the outstanding stock of Andrew Alliance, for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration.
Cash Flow from Financing Activities
During the six months ended June 27, 2020, the Company’s net debt borrowings increased by $15 million while they remained flat during the six months ended June 29, 2019. During the six months ended June 29, 2019, the Company reduced its outstanding debt using cash repatriated under the 2017 Tax Act. As of June 27, 2020, the Company had a total of $1.7 billion in outstanding debt, which consisted of $960 million in outstanding senior unsecured notes and $740 million borrowed under a term loan under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of June 27, 2020, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.1 billion after outstanding letters of credit. As of June 27, 2020, the Company was in compliance with all debt covenants.
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
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the first half of 2020 and 2019, the Company repurchased $167 million and $1.3 billion, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $9 million and $8 million of common stock related to the vesting of restricted stock units during both the six months ended June 27, 2020 and June 29, 2019, respectively.
The Company received $15 million and $30 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the six months ended June 27, 2020 and June 29, 2019, respectively.
The Company had cash and cash equivalents of $356 million as of June 27, 2020. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $288 million held by foreign subsidiaries at June 27, 2020, of which $204 million was held in currencies other than U.S. dollars. While the Company believes it has sufficient levels of cash flow and access to its existing cash and cash equivalents, as well as the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S., we have temporarily suspended our share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic.
Management believes, despite the impact of
COVID-19
on our business, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months.

Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020. The Company reviewed its contractual obligations and commercial commitments as of June 27, 2020 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K.
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended June 27, 2020. The Company did not make any changes in those policies during the six months ended June 27, 2020.
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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of June 27, 2020, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of June 27, 2020 and December 31, 2019, $288 million out of $356 million and $249 million out of $337 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $204 million out of $356 million and $176 million out of $337 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at June 27, 2020 and December 31, 2019, respectively. As of June 27, 2020, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of June 27, 2020 would decrease by approximately $18 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ (deficit) equity.
There have been no other material changes in the Company’s market risk during the six months ended June 27, 2020. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2020 (1) to ensure that information required to be disclosed by the

Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1:
 Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended June 27, 2020 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC on February 25, 2020. The Company reviewed its risk factors as of June 27, 2020 and determined that there were no material changes from the ones set forth in the Form
10-K,
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
COVID-19
pandemic
.
Outbreaks of disease, such as epidemics or pandemics, have and could continue to negatively affect the Company’s business. Both the Company’s domestic and international operations have been and continue to be adversely affected by the ongoing global
COVID-19
pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared
COVID-19
a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. Since then,
COVID-19
has continued to spread throughout the U.S. and globally. The
COVID-19
pandemic has caused significant volatility and uncertainty in U.S. and international markets, which has disrupted and is expected to continue to disrupt the Company’s business and could result in a prolonged economic downturn. The Company operates in over 35 countries, including those in the regions most impacted by the
COVID-19
pandemic. Many countries, including the U.S. have implemented measures such as quarantine, shelter-in-place,
curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had and are expected to continue to have adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have had and may continue to have a negative impact on the Company’s operations, including the Company’s sales, supply chain and cash flow. Additionally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce the Company’s ability to access capital.
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
As a result of the ongoing
COVID-19
pandemic, the Company has transitioned the majority of its workforce to a temporary remote working model, which may result in the Company experiencing lower workforce efficiency and productivity, which in turn may adversely affect the Company’s business, results of operations and financial condition.

As Company employees work from home and access the Company’s system remotely, the Company may be subject to heightened security risks, including the risks of cyber attacks. Additionally, if any of the Company’s key management employees are unable to perform their duties for a period of time, including as the result of illness, the Company’s business, results of operations and financial condition could be adversely affected.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended June 27, 2020 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
March 29, 2020 to April 25, 2020	—	$—	—	$1,524,905
April 26, 2020 to May 23, 2020	—	$—	—	$1,524,905
May 24, 2020 to June 27, 2020	—	$—	—	$1,524,905

Total	—	$—	—	$1,524,905

(1)	The Company repurchased less than one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended June 27, 2020.
(2)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This new program replaced the remaining amounts available under the pre-existing
authorization. During the second quarter of 2020, the Company has temporarily suspended its share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic.

Item 6:
 Exhibits

Exhibit Number	Description of Document

10.1	Chief Executive Officer Transition and Separation Agreement.

10.2	President and Chief Executive Employment Agreement.

10.3	Change of Control/Severance Agreement, dated July 14, 2020 between Waters Corporation and Udit Batra.

10.4	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan.

10.5	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan.

10.6	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.

10.7	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.

10.8	Employee (non-CEO) Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.

10.9	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan.

10.10	Waters Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 dated June 8, 2020 (File No. 333-239020)).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form
10-Q
for the quarter ended June 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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
Date: July 29, 2020