Form 10-K
period 2020-12-31
WATERS CORP /DE/
filed 2021-02-24
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐        No  ☑
State the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant as of
6/27/2020: $
10,820,434,917.
Indicate the number of shares outstanding of the registrant’s common stock as of February
19
, 2021: 62,185,690
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM
10-K

PART I
Item 1:
 Business
General
Waters Corporation (the “Company,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. Waters
TM
has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC
TM
” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
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
In 2004, Waters introduced a novel technology that the Company describes as ultra performance liquid chromatography that utilizes a packing material with small, uniform diameter particles and a specialized instrument, the ACQUITY UPLC
TM
, to accommodate the increased pressure and narrower chromatographic bands that are generated by these small and tightly packed particles. By using the ACQUITY UPLC, researchers and analysts are able to achieve more comprehensive chemical separations and faster analysis times in comparison with many analyses previously performed by HPLC. In addition, in using the ACQUITY UPLC, researchers have the potential to extend the range of applications beyond that of HPLC, enabling them to uncover more levels of scientific information. While offering significant performance advantages, the ACQUITY UPLC is also compatible with the Company’s software products and the general operating protocols of HPLC. For these reasons, the Company’s customers and field sales and support organizations are well positioned to utilize this innovative technology and instrument. In 2018, the Company introduced the ACQUITY ARC
TM
Bio System, a versatile, iron-free,
bio-inert,
quaternary liquid chromatograph specifically engineered to improve bioseparation analytical methods. The Company also introduced the ACQUITY
UPLC PLUS series in 2018, consisting of the
H-Class
PLUS,
H-Class
PLUS Bio and
I-Class
PLUS systems, which incorporate foundational enhancements into the legacy systems. In 2019, the Company introduced the ACQUITY
TM
Advanced Polymer Chromatography
TM
System, which is the first fully solvent-compatible UPLC system to perform size exclusion, gradient polymer elution and solvent compatible reversed-phase liquid chromatographic separations on a single platform. The all-in-one
system gives research scientists greater analytical versatility and speed when conducting research on next-generation polymers. In 2020, the Company introduced the Waters Arc
TM
HPLC System, a new HPLC system for routine testing in the pharmaceutical, food, academic and materials markets. A key target application is quality control in laboratories performing batch release tests on small molecule pharmaceuticals.
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

Waters HPLC columns can be used on Waters-branded and competitors’ LC systems. The Company believes that it is one of a few suppliers in the world that manufactures silica and polymeric resins, packs columns and distributes its own products. In doing so, the Company believes it can better ensure product consistency, a key attribute for its customers in quality control laboratories, and can react quickly to new customer requirements. The Company believes that its ACQUITY UPLC lines of columns are used primarily on its ACQUITY UPLC instrument systems and, furthermore, that its ACQUITY UPLC instruments primarily use ACQUITY UPLC columns. In 2018, the Company introduced the BioResolve
TM
RP mAb Polyphenyl columns, which improve the consistency and reliability of the overly complex separations of monoclonal antibodies and antibody-drug conjugates. In 2019, the Company introduced the BioResolv SCX mAb Columns and VanGuard
TM
FIT Cartridge technologies. These new cation exchange column lines with specialized consumables are designed to simplify and improve the characterization and monitoring of monoclonal antibody (mAb) therapeutics, as well as enable mAb charge-variant analyses as required by the World Health Organization, the FDA and the International Conference on Harmonization for confirming the efficacy and safety of biologics and biosimilars with discovery, development and manufacturing applications. In 2020, Waters introduced ACQUITY
TM
PREMIER Columns, a new family of premium
sub-2-micron
columns featuring MaxPeak
TM
high-performance surface technology. The columns are for use with any brand of UPLC system and can measurably improve data quality by mitigating the loss of sample analytes due to analyte-to-surface
interactions.
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
TM
AQUA
TM
in 2018.
In 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively, “Andrew Alliance”), for $80 million, net of cash acquired. Andrew Alliance offers lab workflow automation solutions with the combination of its software platform and smart, connected laboratory equipment and accessories. The Company expects the acquisition to positively impact our customers’ workflows by improving the repeatability, performance and speed of laboratory operations and chemistry workflows.
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
methods set forth by worldwide regulatory agencies/authorities. In addition, the Company introduced the RenataDX
TM
screening system, a flow-injection tandem mass spectrometry system for rapid high-throughput analysis of extracted dried blood spots and other human biological matrices. In 2019, the Company introduced the BioAccord
TM
system, a liquid chromatography-mass spectrometry solution that expands access to high-resolution time-of-flight
mass spectrometry capabilities. The system provides new levels of user experience with automated setup and self-diagnosis delivered through an intuitive user interface. Also in 2019, the Company introduced the Cyclic IMS system, which seamlessly integrates cyclic ion mobility technology into a high-performance research-grade time-of-flight
mass spectrometer. In addition, the Company introduced the SYNAPT XS, a new highly flexible, high-resolution mass spectrometer for research and development labs focused on discovery applications. The Company also reinforced its tandem quadrupole mass spectrometry portfolio during the current year with upgrades to the Xevo
TQ-S
micro and the introduction of the new Xevo
TQ-S
cronos. The Xevo
TQ-S
micro features new performance enhancements that bring the quantitation of highly polar, ionic compounds in food to a higher level. The Xevo
TQ-S
cronos is a new, tandem quadrupole mass spectrometer purposely-built for routine quantitation of large numbers of small-molecule organic compounds over a wide concentration range. The Xevo
TQ-S
micro and the Xevo
TQ-S
cronos are also well suited to meet regulatory requirements for pesticide residue analysis, the monitoring for contaminants in processed foods, identifying drugs of abuse, and performing impurity profiling of pharmaceuticals. In 2020, the Company introduced the new RADIAN
TM
ASAP
TM
System, a novel direct mass detector engineered for
non-mass
spectrometry experts to conduct fast and accurate analyses of solids and liquids with minimal sample prep. Also in 2020, the Company introduced enhancements for the Waters Xevo
G2-XS
QTof SYNAPT XS and SELECT SERIES Cyclic IMS, including a new fragmentation technique and imaging option.
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
TM
IMS QTof
or Xevo
GS XS mass spectrometers with Molecular Discovery’s Mass-MetaSite and WebMetabase processing software. In 2020, Waters announced the availability of Waters Empower BC LAC/E
TM
with SecureSync, a newly enhanced data
back-up
and recovery solution purpose-built for organizations with distributed laboratory environments.
On December 15, 2020, the Company acquired all of the outstanding stock of Integrated Software Solutions Pty Limited and its two operating subsidiaries Integrated Software Solutions Limited and Integrated Software Solutions USA, LLC (collectively, “ISS”), for $4 million, net of cash acquired. In addition, the Company may have to pay additional consideration which has an estimated fair value of $1 million as of the close date. The contingent consideration is recorded as a liability and will be paid to the prior shareholders of ISS if certain revenue and customer account conditions are achieved over the next two years after the acquisition date. ISS offers clinical laboratory software systems that will support and further expand product offerings within our clinical business. The net assets acquired primarily relate to ISS’ laboratory information system,
OMNI-Lab.
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
The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2020. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning
instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.
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
In 2020, TA introduced the new Discovery X3 Differential Scanning Calorimeter, Discovery Hybrid Rheometers and TAM IV Micro XL isothermal microcalorimeter. These products support the development of next-generation, high-performance materials by improving the productivity and efficiency of materials science research.
TA Service
Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 25% of sales for TA in 2020. TA operates independently from the Waters operating segment, though many of its overseas offices are situated in Waters’ facilities to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.
Global Customers
The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CRO”s) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2020, 59% of the Company’s net sales were to pharmaceutical accounts, 30% to other industrial accounts and 11% to academic institutions and governmental agencies.
The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2020, 2019 and 2018, no single customer accounted for more than 2% of the Company’s net sales.

Sales and Service
The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 83 sales offices throughout the world as of December 31, 2020 and approximately 4,000, 4,000 and 3,900 field representatives in 2020, 2019 and 2018, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime.
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
The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2018, the Company’s Board of Directors approved expanding its Taunton location and anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility. The Company has incurred $151 million of costs on this facility through the end of 2020. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015. The Wexford facility is certified to ISO 9001:2015 and ISO 13485:2016/EN ISO 13485:2016. VICAM
TM
manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16 and ISO Guide 34. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2005, ISO/IEC 17034:2016.
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
The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2019, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2020 supply chain, and the Company plans to file its 2020 Form SD with the SEC in May 2021. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.
In addition, the Company continues to monitor environmental health and safety regulations in countries in which it operates throughout the world, in particular, European Union and China Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) and European Union Waste Electrical and Electronic Equipment directives. Further information regarding these regulations is available on the Company’s website,
www.waters.com
, under the caption “About Waters / Corporate Governance”.
Research and Development
The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2020, 2019 and 2018 were $141 million, $143 million and $143 million, respectively. In addition, the Company is party to an existing licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.
Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2020, 2019 and 2018, there were 1,112, 1,089 and 1,011 employees, respectively, involved in the Company’s research and development efforts.

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
In 2020, the Company opened a new research laboratory in Cambridge, MA, which will serve as a strategic, collaborative space in the community, where Waters can partner with academia, research and industry to accelerate the next generation of scientific advancements.
Human Capital
We believe that our people differentiate our business and are vital to our continued success. As a result, we have made important investments in our workforce through initiatives and programs that support talent development and inclusion and enhance our Total Rewards programs.
Employees
The Company employed approximately 7,400, 7,500 and 7,200 employees at December 31, 2020, December 31, 2019 and 2018, respectively, with approximately 38% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.
Talent Development
We believe that our future success depends in a significant part on our continued ability to attract and retain highly skilled employees and then contribute to the growth and development of these employees.
We further the growth and development of our employees by investing in various programs, digital platforms and workshops that build professional and technical skills.
Inclusion & Diversity
We believe inclusion is a core tenet of organizational success and that fostering a sense of inclusivity allows our employees to maximize their performance contribution to our business. We celebrate difference and diversity in our Employee Circles, which are composed of employees from throughout the company, which provide a forum in which to promote topics related to diversity and inclusion focusing on gender, Multicultural, Veterans and LGBTQ+ employees and allies. All employees are encouraged to participate in these Employee Circles at the local and global levels.
Waters has focused on expanding diversity in our recruitment processes. We have developed hiring partnerships with agencies such as the National Society of Black Engineers, Recruit Military, Out in Tech and Power to Fly to expand the pipeline of strong candidates. We have also rolled out training to all employees to support an inclusive culture that values diverse perspectives.
Health and Safety
The health and safety of our employees is our highest priority. Through online and in-person
training programs, we believe that we foster a safe workplace and ensure that all employees are empowered to prevent accidents and injuries.
We manufacture products deemed essential to critical infrastructure, including health and safety, food and agriculture, and energy, and as a result, the majority of our production sites continued operating during the
COVID-19
pandemic.

During the pandemic, we invested in maintaining safe work environments for our employees. We responded to the
COVID-19
pandemic by, among other things:

•	Adding work from home flexibility;

•	Adjusting attendance policies to encourage those who are sick to stay home;

•	Increasing cleaning protocols across all work locations;

•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

•	Establishing new physical distancing and safety procedures for employees who need to be onsite;

•	Modifying workspaces as appropriate; and

•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure.
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

•
Risks related to the effects of the
COVID-19
pandemic on our business, including: portions of our global workforce being unable to work fully and/or effectively due to working remotely, illness, quarantines, government actions, facility closures or other reasons related to the pandemic, increased risks of cyber-attacks resulting from our temporary remote working model, disruptions in our manufacturing capabilities or to our supply chain, volatility and uncertainty in global capital markets limiting our ability to access capital, customers being unable to make timely payment for purchases and volatility in demand for our products.

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
Item 1A:
 Risk Factors
The Company is subject to risks and uncertainties, including, but not limited to, the following:
RISKS RELATED TO THE CORONAVIRUS
(COVID-19)
PANDEMIC
The Company’s business has been and may continue to be negatively affected by outbreaks of disease, such as epidemics or pandemics, including the ongoing
COVID-19
pandemic.
Outbreaks of disease, such as epidemics or pandemics, have and could continue to negatively affect the Company’s business. Both the Company’s domestic and international operations have been and continue to be adversely affected by the ongoing global
COVID-19
pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. Since being declared a pandemic in March 2020 by the World Health,
COVID-19
has continued to spread throughout the U.S. and globally. The
COVID-19
pandemic has caused significant volatility and uncertainty in U.S. and international markets, which has disrupted and is expected to continue to disrupt the Company’s business and could result in a prolonged economic downturn. The Company operates in over 35 countries, including those in the regions most impacted by the
COVID-19
pandemic. Many countries, including the U.S., have implemented measures such as quarantine, shelter-in-place,
curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had and are expected to continue to have adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have had and may continue to have a negative impact on the Company’s operations, including the Company’s sales, supply chain and cash flow. Certain jurisdictions have experienced increased numbers of
COVID-19
infections following the
re-openings
of their economies and easing of restrictions, which, in some cases, has required closings of certain business activity and the imposition of other restrictions in response. It is unclear whether the increases in the number of infections will continue and amplify or whether any so-called
“second waves” of
COVID-19
infections will be experienced in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy and our business. Although the FDA has approved certain therapies and two vaccines for emergency use and distribution, the initial rollout of vaccine distribution has encountered significant delays and there remains uncertainties about the amount of vaccine available for distribution, the logistics of implementing a national vaccine program and the overall efficacy of the vaccines once widely administered, especially as new strains of
COVID-19
have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown. Additionally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce the Company’s ability to access capital.
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

As a result of the ongoing
COVID-19
pandemic, the Company has transitioned the majority of its workforce to a temporary remote working model, which may result in the Company experiencing lower workforce efficiency and productivity, which in turn may adversely affect the Company’s business, results of operations and financial condition. As company employees work from home and access the Company’s system remotely, the Company may be subject to heightened security risks, including the risks of cyber-attacks. Additionally, if any of the Company’s key management employees are unable to perform their duties for a period of time, including as the result of illness, the Company’s business, results of operations and financial condition could be adversely affected.
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
RISKS RELATED TO MACROECONOMIC CONDITIONS
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
Approximately 71% of the Company’s net sales in both 2020 and 2019 were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; the effect of the U.K.’s exit from the European Union as well as the financial difficulties and debt burden experienced by a number of European countries; the instability and potential impact of war or terrorism; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere; difficulties in staffing and managing foreign operations; and associated adverse operational, contractual and tax consequences.
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
RISKS RELATED TO OUR BUSINESS
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
Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 59% and 57% of the Company’s net sales in 2020 and 2019, respectively, were to worldwide pharmaceutical and biotechnology companies, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
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
The Company has a tax exemption in Singapore on certain types of income through March 2021, based upon the achievement and continued satisfaction of certain operational and financial milestones, which the Company met as of December 31, 2020 and expects to maintain through March 2021. Currently, the Company has determined that it is more likely than not to realize the tax exemption in Singapore and, accordingly, has not recognized any reserves for unrecognized tax benefits on its balance sheet related to this tax exemption. In the event that any of the milestone targets were not met, the Company would not be entitled to the tax exemption on income earned in Singapore dating back to the start date of the agreement (April 1, 2016), and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period. In addition, the Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026.
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

RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
We may not be able to attract and retain qualified employees.
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
The loss of key members of management and the risks inherent in succession planning could adversely affect the Company’s results of operations or financial condition.
The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees, with the exception of the President and Chief Executive Officer, have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. On December 31, 2020, our Senior Vice President and Chief Financial Officer departed from the Company and the Company appointed an interim Chief Financial Officer, effective January 1, 2021. We are currently conducting a search for a new Chief Financial Officer. Competition for experienced talent is intense and our process to search for a successor may be time-consuming and divert the board of directors’ and managements’ attention away from our business. This search and any eventual transition to a permanent Chief Financial Officer may be disruptive to our operations. Any delay or failure in identifying, attracting or retaining a permanent Chief Financial Officer, and successfully managing this leadership transition could have an adverse effect on our results of operations or financial condition. Additionally, if, for any reason, other key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
Disruption, cyber-attack or unforeseen problems with the security, maintenance or upgrade of the Company’s information and web-based
systems could have an adverse effect on the Company’s operations and financial condition.
The Company relies on its technology infrastructure and that of its software and banking partners, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make electronic wire and check based payments and otherwise conduct business. The Company’s technology infrastructure may be vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, unauthorized access to customer or employee data, unauthorized access to and funds transfers from Company bank accounts and other attempts to harm the Company’s systems. Additionally, we must maintain and periodically upgrade our information and web-based systems, which has caused and will in the future cause temporary interruptions to our technology infrastructure. Any prolonged disruption to the Company’s technology infrastructure, at any of its facilities, could have a material adverse effect on the Company’s results of operations or financial condition.
If the Company’s security measures are compromised or fail to adequately protect its technology infrastructure, research and development efforts or manufacturing operations, the Company’s products and services may be perceived as vulnerable or unreliable, the information protected by the Company’s controls and processes may be subject to unauthorized access, acquisition or modification, the Company’s brand and reputation could be damaged, the services that the Company provides to its customers could be disrupted, and customers may stop using the Company’s products and services, all of which could reduce the Company’s revenue and earnings, increase its expenses and expose the Company to legal claims and regulatory actions.

The Company is in the business of designing, manufacturing, selling and servicing analytical instruments to life science, pharmaceutical, biochemical, industrial, nutritional safety and environmental, academic and governmental customers working in research and development, quality assurance and other laboratory applications, and the Company is also a developer and supplier of software-based products that support instrument systems. Many of the Company’s customers are in highly regulated industries. While the Company has invested time and resources implementing measures designed to protect the integrity and security of its technology infrastructure, research and development processes, manufacturing operations, products and services, and the internal and external data managed by the Company, there is a risk these measures will be defeated or compromised or that they are otherwise insufficient to protect against existing or emerging threats. The Company also has acquired companies, products, services and technologies over time and may face inherent risk when integrating these acquisitions into the Company. In addition, at times, the Company faces attempts by third parties to defeat its security measures or exploit vulnerabilities in its systems. These risks will increase as the Company continues to grow and expand geographically, and its systems, products and services become increasingly digital and sensor- and web-based.
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
RISKS RELATED TO COMPLIANCE, REGULATORY OR LEGAL CHANGES
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
The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2019, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2020 supply chain, and the Company plans to file its 2020 Form SD with the SEC in May 2021. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.
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
GENERAL RISK FACTORS
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
The Company had $1.4 billion in debt and $443 million in cash, cash equivalents and investments as of December 31, 2020. As of December 31, 2020, the Company also had the ability to borrow an additional $1.4 billion from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt interest obligations, finance potential U.S. acquisitions and continue authorized stock repurchase programs. As such, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.

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

Item 1B: Unresolved	Staff Comments
None.
Item 2:
    Properties
Waters Corporation operates 20 United States facilities and 71 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.
Primary Facility Locations

Location	Function (1)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Newcastle, England	R, S, D, A	Leased
Solihull, England	M,A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Budapest, Hungary	R	Leased
Wexford, Ireland	M, R, D, A	Owned
Bangalore, India	M, S, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 10 field offices in the United States and 59 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.
Field Office Locations (2)

United States	International

Costa Mesa, CA	Australia	Hungary	Norway
Pleasanton, CA	Austria	India	People’s Republic of China
Wood Dale, IL	Belgium	Ireland	Portugal
Carmel, IN	Brazil	Israel	Poland
Columbia, MD	Canada	Italy	Spain
Morrisville, NC	Czech Republic	Japan	Sweden
Parsippany, NJ	Denmark	Korea	Switzerland
Plymouth Meeting, PA	Finland	Malaysia	Taiwan
Bellaire, TX	France	Mexico	United Arab Emirates
Salt Lake City, UT	Germany	Netherlands	United Kingdom

(2)	The Company operates more than one field office within certain states and foreign countries.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
Dr. Udit Batra, 50, was appointed a Director of the Company as well as President and CEO on September 1, 2020. He most recently served as Chief Executive Officer of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates as MilliporeSigma in the United States and Canada, and as a member of its Executive Board, roles he held from 2014 and 2016, respectively, through July 2020. Prior to that, Dr. Batra served as President and Chief Executive Officer of Merck KGaA, Darmstadt, Germany’s Consumer Health business. Dr. Batra oversaw the company’s Bioethics Advisory Panel and had Board responsibility for the global Information Technology function. Before joining Merck KGaA, Darmstadt, Germany, Dr. Batra held several positions of increasing responsibility at Novartis, including Global Head of Corporate Strategy in Switzerland, Country President for the Pharma Business of Novartis in Australia and New Zealand and the Global Head of Public Health and Market Access in Cambridge, Massachusetts. Dr. Batra also served at the global consultancy McKinsey & Company across the healthcare, consumer and non-profit
sectors. Dr. Batra started his career at Merck Research Labs in West Point, Pennsylvania as a research engineer.
Keeley Aleman, 44, was appointed Senior Vice President, General Counsel and Secretary in October of 2019. Ms. Aleman joined Waters Corporation in 2006 as the Assistant General Counsel and held various legal roles focusing on business transactions, commercial strategies, international development, compliance, corporate governance and organizational matters. Prior to joining Waters Corporation she held corporate associate positions at Goodwin Procter, LLP, and Testa, Hurwitz & Thibeault, LLP.

Robert G. Carson, 47, was appointed Senior Vice President, Corporate Development in February 2018. Prior to joining Waters Corporation, he held several positions during his 16 years at Medtronic plc, including Vice President and General Manager, Pacemaker Business from January 2017 to January 2018. In addition, Mr. Carson spent nearly 12 years in Medtronic’s spinal implants and biologics business, serving as Vice President and General Manager from July 2016 to January 2017, Vice President of Global Marketing & Strategy from April 2015 to July 2016 and Vice President & Therapy Segment Leader from October 2012 to April 2015. Mr. Carson began his career with Banc of America Securities.
Dr. Michael C. Harrington, 60, was appointed Senior Vice President, Global Markets in February 2016. Dr. Harrington joined Waters Corporation in 1987 and has held several senior positions with Waters Corporation, including Vice President, Europe and Asia Pacific Operations, Senior Director of US Sales Operations, Director of US Chemistry Sales and General Manager of Phase Separations. Prior to joining Waters Corporation, Dr. Harrington held senior sales positions at Celsis, Inc.
Belinda Hyde, 50, was appointed Senior Vice President, Global Human Resources of Waters Corporation in January 2021. She is responsible for all aspects of the Global Human Resources function including talent management, total rewards, HR business partners, HR operations and technology, employee engagement and diversity and inclusion. Prior to joining Waters, Belinda served as the Chief Human Resources Officer for SPX FLOW, from July 2015 to December 2020, and Schnitzer Steel. She has also held leadership roles in business and cultural transformation, executive development, talent management, compensation, benefits, training, internal communications and business partner support at companies such as Caltex Petroleum, Dell Technologies, Invitrogen and Celanese Corporation. Belinda earned a Bachelor of Arts in psychology from the University of Texas, as well as both a master’s degree and doctorate in industrial and organizational psychology from the University of Houston.
Ian S. King, 64, was appointed Senior Vice President, Global Products in July 2017. Mr. King joined Waters in 1982 and previously served as Senior Vice President, Instrument Technology; Vice President, Separations Technologies; and Vice President and General Manager of Consumable Division, as well as a variety of scientific and management positions in Waters Corporation’s international subsidiaries. Prior to joining Waters Corporation, Mr. King worked at Edinburgh University as a research scientist.
Jonathan M. Pratt, 51, was appointed Senior Vice President and President, TA Instruments in August 2019. Prior to joining Waters Corporation, Mr. Pratt was President of Beckman Coulter Life Sciences from January 2017 to April 2019. Additionally, he held senior positions at Pall Corporation from 2001 to 2017, where he was Vice President and General Manager from October 2015 to December 2016 following Pall Corporation’s acquisition by Danaher Corporation and, prior to that, President of its Food & Beverage, Laboratory and ForteBio businesses from April 2011 to October 2015. In August 2020, Mr. Pratt was appointed to the Board of SPX FLOW, Inc. (NYSE:FLOW) as an independent director and a member of the Audit, Compensation, and Nominating & Governance Committees.
Michael F. Silveira, 54, was elected by the Board of Directors of the Company to serve as the interim Chief Financial Officer, effective January 1, 2021. Mr. Silveira has been with the Company for 16 years and is a Certified Public Accountant. He joined Waters Corporation in 2004 as Assistant Corporate Controller and was most recently appointed Vice President and Corporate Controller in 2013. Prior to joining the Company, he held several financial management positions with
Astro-Med,
Inc (nka AstroNova), Textron, Inc. and KPMG.
Dan Welch, 59, was appointed Senior Vice President, Global Operations in July 2020 and was Vice President of Global Supply Chain since July 2019 and Senior Director, Supply Chain Management since August 2017. Mr. Welch joined Waters Corporation in May 2012 as General Manager and Senior Director of Manufacturing Operations. Prior to joining Waters Corporation, he held senior operations and engineering positions at semiconductor and solar energy companies.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 19, 2021, the Company had 78 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2020, 2019 or 2018.
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
The following graph compares the cumulative total return on $100 invested as of December 31, 2015 (the last day of public trading of the Company’s common stock in fiscal year 2015) through December 31, 2020 (the last day of public trading of the common stock in fiscal year 2020) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2015
AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

	2015	2016	2017	2018	2019	2020
WATERS CORPORATION	100.00	99.86	143.55	140.18	173.61	183.85
NYSE MARKET INDEX	100.00	111.94	132.90	121.01	151.87	162.49
SIC CODE INDEX	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 INDEX	100.00	92.16	141.00	148.46	185.11	229.68

Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended December 31, 2020 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
September 27, 2020 to October 24, 2020	—	$—	—	$1,524,905
October 25, 2020 to November 21, 2020	—	$—	—	$1,524,905
November 22, 2020 to December 31, 2020	—	$—	—	$1,524,905

Total	—	$—	—	$1,524,905

(1)	The Company repurchased less than one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended December 31, 2020.
(2)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This new program replaced the remaining amounts available under the pre-existing
authorization. During the second quarter of 2020, the Company temporarily suspended its share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

Item 6:	Selected Financial Data
The following table sets forth selected historical consolidated financial and operating data for the periods indicated. The statement of operations and balance sheet data is derived from financial statements for the years 2020, 2019, 2018, 2017 and 2016. The Company’s financial statements as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020 are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form
10-K.

In thousands, except per share and employees data	2020	2019	2018	2017	2016
STATEMENT OF OPERATIONS DATA:
Net sales	$2,365,365	$2,406,596	$2,419,929	$2,309,078	$2,167,423
Income from operations before income taxes	$610,914	$678,239	$682,146	$641,097	$600,114
Net income*	$521,571	$592,198	$593,794	$20,311	$521,503
Net income per basic common share*	$8.40	$8.76	$7.71	$0.25	$6.46
Weighted-average number of basic common shares	62,094	67,627	76,992	79,793	80,786
Net income per diluted common share*	$8.36	$8.69	$7.65	$0.25	$6.41
Weighted-average number of diluted common shares and equivalents	62,414	68,166	77,618	80,604	81,417
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and investments	$443,146	$337,144	$1,735,224	$3,393,701	$2,813,032
Working capital, including current maturities of debt**	$596,050	$721,157	$2,214,232	$3,663,977	$3,115,124
Total assets**	$2,839,920	$2,557,055	$3,727,426	$5,324,354	$4,662,059
Long-term debt	$1,206,515	$1,580,797	$1,148,172	$1,897,501	$1,701,966
Stockholders’ equity (deficit)***	$232,144	$(216,281)	$1,567,258	$2,233,788	$2,301,949
Employees	7,412	7,467	7,246	7,020	6,899

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

The Company adopted new accounting guidance related to stock-based compensation in 2017. The new accounting guidance requires the excess tax benefits or deficiencies related to stock-based compensation to be reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously recognized in equity. This aspect of the new accounting guidance was required to be adopted on a prospective basis for the statement of operations and retroactive restatement was not permitted. In 2020, 2019 and 2018, the Company recognized an excess tax benefit, which decreased income tax expense by $7 million, $9 million and $9 million, respectively, and added $0.11, $0.14 and $0.11, respectively, to net income per diluted share.
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

**
In January 2019, the company adopted new accounting guidance related to the accounting for leases. The new guidance requires lessees to present the assets and liabilities that arise from leases on their balance sheets. The standard required using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. As a result, the Company recorded a $93 million right-of-use
asset as of December 31, 2019. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows and stockholders’ equity (deficit).

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
that has led to volatility and uncertainty in the U.S. and international markets. The Company is actively managing its business to respond to the
COVID-19
impact; however, the Company cannot reasonably estimate the length or severity of the
COVID-19
pandemic or the related response, or the extent to which the disruption may materially impact the Company’s business, consolidated financial position, consolidated results of operations or consolidated cash flows in the future.
In 2020, the
COVID-19
pandemic did not materially impact the Company’s manufacturing facilities or those of the third parties to whom it outsources certain manufacturing processes, the distribution centers where its inventory is managed, or the operations of its logistics and other service providers. The Company also did not see material disruptions or delays in shipments of certain materials or components of its products.
At every stage of the pandemic, the Company has taken decisive and appropriate actions, including a mandatory remote work policy for all employees with the exception of those in manufacturing, distribution, and certain laboratory environments, as well as restrictions on non-essential
travel and visitors into its facilities. The Company has engaged a medical advisor to guide its policy deployment, and the Company continues to take proactive measures to guard the health of its global employee base, and the safety of all customer interactions. The Company has implemented rigorous protocols to promote a safe work environment in all of its locations around the world and continues to closely monitor and update its multi-phase process that was developed during the year to ensure for the safe return of employees to its physical workplaces as social distancing, governmental requirements and other protocols allow.
The vast majority of the markets the Company serves, most notably the pharmaceutical, biomedical research, food/environmental and clinical markets, have continued to operate at various levels, and the Company is working closely with these customers to facilitate their seamless operation. Over the last several years, the Company has executed on a digital workplace strategy focused on providing modern connectivity and collaboration tools to its employees. The Company’s strategic technology investments have enabled it to swiftly meet remote working needs as the
COVID-19
situation has escalated and evolved. From a customer-facing perspective, the Company is leveraging digital demand generation activities, including virtual demos across all regions in which it operates, remote instrument installations, virtual sales seminars, online product training, and a rapid acceleration in one-on-one
communications over emails, phone and video conferencing.
While the Company initially anticipated that the
COVID-19
pandemic would have the biggest impact on the Company’s financial results in the second quarter of 2020, and future quarters would improve as countries lifted their business restrictions, the new outbreaks of
COVID-19
in the U.S. and elsewhere throughout the world have demonstrated that the
COVID-19
pandemic continues to be fluid with uncertainties and risks remaining across the global economy. The Company took a proactive approach to managing through this unpredictability and implemented a series of cost reduction actions that include salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility. These cost reductions were completed by the end of 2020; however, the Company’s plan will be adjusted accordingly depending on the pace of the recovery and any further lockdowns.
The Company’s operating results are as follows for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Product sales	$1,497,333	$1,567,189	$1,604,993	(4%)	(2%)
Service sales	868,032	839,407	814,936	3%	3%

Total net sales	2,365,365	2,406,596	2,419,929	(2%)	(1%)
Costs and operating expenses:
Cost of sales	1,006,689	1,010,700	992,564	—	2%
Selling and administrative expenses	553,698	534,791	536,902	4%	—
Research and development expenses	140,777	142,955	143,403	(2%)	—
Purchased intangibles amortization	10,587	9,693	7,712	9%	26%
Asset impairments	6,945	—	—	* *	—
Litigation provision (settlement)	1,180	—	(426)	* *	* *

Operating income	645,489	708,457	739,774	(9%)	(4%)
Operating income as a % of sales	27.3%	29.4%	30.6%
Other expense	(1,775)	(3,586)	(47,794)	(51%)	* *
Interest expense, net	(32,800)	(26,632)	(9,834)	23%	* *

Income before income taxes	610,914	678,239	682,146	(10%)	(1%)
Provision for income taxes	89,343	86,041	88,352	4%	(3%)

Net income	$521,571	$592,198	$593,794	(12%)	—

Net income per diluted common share	$8.36	$8.69	$7.65	(4%)	14%

** Percentage not meaningful
The Company’s net sales decreased approximately 2% in 2020 as compared to 2019, and decreased 1% in 2019 as compared to 2018. The decline in sales in 2020 can be attributed to the lower customer demand due to interruption in business activities caused by the uncertainties from the
COVID-19 pandemic
across the world. The negative impact of
COVID-19
on our business was more pronounced in the first half of 2020 as the Company’s sales declined 12% as compared to the prior year. In the second half of 2020, our customers began to resume laboratory and manufacturing operations and it resulted in the Company’s second half sales growing 7% as compared to the prior year.

Foreign currency translation increased sales by less than 1% and decreased sales by 2% in 2020 and 2019, respectively. The Company’s acquisitions of Andrew Alliance (as defined below) and ISS (as defined below) did not have material impacts on sales growth in 2020. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales decreased 8% and 4% in 2020 and 2019, respectively. In 2020, the decrease in instrument system sales was attributable to the weaker demand for our products by our customers due to interruption of business activities and the uncertainty caused by the COVID-19 pandemic. As
customer demand started to return to normal levels, instrument system sales increased 3% in the second half of 2020 as compared to the prior year period, after having declined 22% in the first half of 2020 compared to the prior year period. In 2019, the decrease in instrument system sales was primarily driven by weaker demand for our products by our customers due to uncertainty caused by macroeconomic conditions and governmental policy changes. Foreign currency translation increased instrument system sales by 1% in 2020 and decreased sales by 1% in 2019. Recurring revenues (combined sales of precision chemistry consumables and services) increased 4% and 3% in 2020 and 2019, respectively, as a result of a larger installed base of customers and higher billing demand for service sales. In 2020, recurring revenues were also impacted by the interruption of business activities and the uncertainty caused by the COVID-19 pandemic.
As our customers began to resume laboratory and manufacturing operations, recurring revenues increased 10% in the second half of 2020 as compared to the prior year period, after having declined 3% in the first half of 2020 compared to the prior year period. Recurring revenues were positively impacted by foreign currency translation in 2020, which increased sales by 1%; however foreign currency translation negatively impacted sales by 2% in 2019.
Geographically, the sales declines in 2020 were broad-based across the world, except for Europe, and were due to the weaker demand and disruption of business activities caused by the COVID-19 lockdowns.
Sales in Asia decreased 4% in 2020 and increased 2% in 2019, with foreign currency translation having minimal impact on sales in 2020 and negatively impacting sales by 1% in 2019. In 2020, the sales decline in Asia was primarily driven by the 8% decrease in sales in China due to lower demand caused by the
COVID-19
pandemic. Excluding sales in China, the Company’s 2020 sales were flat with foreign currency translation positively impacting sales by 1%. The decline in the Company’s sales in 2019 was a result of increased sales in the U.S., Canada, Japan and the rest of Asia being offset by a decrease in sales in other geographies on weaker demand for our products due to uncertainty caused by macroeconomic conditions, primarily from Brexit as well as Latin America, and governmental policy changes in China.
Sales in Europe increased 5% in 2020 and decreased 4% in 2019, with foreign currency translation positively impacting sales by 3% in 2020 and negatively impacting sales by 4% in 2019. Sales in the Americas decreased 4% and 1% in 2020 and 2019, respectively, with foreign currency translation having minimal impact on sales in 2020 and negatively impacting sales by 1% in 2019.
Sales to pharmaceutical customers increased 2% and were flat in 2020 and 2019, respectively, with foreign currency translation positively impacting sales by 1% in 2020 and negatively impacting sales by 2% in 2019. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, declined 2% in both 2020 and 2019, with foreign currency translation positively impacting sales by 1% in 2020. The lower volume of sales to both pharmaceutical and industrial customers in 2020 was primarily due to the disruption in business activities caused by COVID-19.
Similarly, TA sales declined 8% and 4% in 2020 and 2019, respectively.
Combined sales to academic and governmental customers decreased 16% in 2020 and increased 2% in 2019, with foreign currency translation having minimal impact on sales in 2020 and decreasing sales by 1% in 2019. The decline in sales to academic and governmental customers in 2020 was due to the lower demand for our products and services as the academic and governmental institutions adjusted their spending during the year to mitigate the effects of the COVID-19 pandemic.
The most significant decline in academic and governmental sales in 2020 occurred in China where sales declined 31% due to government-mandated spending reductions.

Sales to our academic and governmental customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
Operating income was $645 million in 2020, a decrease of 9% as compared to 2019. This decrease can be attributed to the decline in sales volumes caused by the COVID-19 pandemic,
unfavorable manufacturing absorption and unfavorable foreign currency translation. The operating income decline was somewhat mitigated by a series of cost reduction actions that included salary reductions, furloughs and reductions in non-essential spending
that increased operating income by approximately $103 million in 2020 versus our operating plan. Operating income in 2020 also included $27 million of severance-related costs in connection with a reduction in workforce and lease termination and exit costs.
Operating income decreased 4% in 2019 as compared to 2018. This decrease can be attributed to lower sales volume, the effect of foreign currency translation and $10 million of severance-related costs in connection with a reduction in workforce that occurred in early 2019, offset by lower variable incentive compensation costs.
The Company’s effective tax rates were 14.6%, 12.7% and 13.0% for 2020, 2019 and 2018, respectively. Net income per diluted share was $8.36, $8.69 and $7.65 in 2020, 2019 and 2018, respectively. In 2018, the Company settled a pension plan obligation and incurred a $46 million expense which reduced the net income per diluted share by $0.39.
The Company generated $791 million, $643 million and $604 million of net cash flows from operations in 2020, 2019 and 2018, respectively. The increase in operating cash flow in 2020 was primarily a result of the $103 million reduction in expense from the cost actions implemented and working capital improvements during the year. The increase in operating cash flow in 2019 was primarily a result of payments made in 2018 that did not recur, including $103 million of income tax payments made in the U.S. relating to the Company’s estimated 2017 transition tax liability and 2018 estimated tax payments, a $15 million litigation settlement payment and $11 million of contributions to certain defined benefit pension plans. Included in the 2020 and 2019 net cash flow from operations is $38 million and $29 million, respectively, of income tax payments made in the U.S. in relation to the 2017 transition tax liability. Over the next two years, the Company is required to make annual U.S. federal tax payments of approximately $38 million to tax authorities in connection with the Company’s estimated remaining transition tax liabilities of $365 million under the 2017 Tax Act. The final 60% of the total liability is required to be paid over a three-year period beginning in 2023.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $172 million, $164 million and $96 million in 2020, 2019 and 2018, respectively. In January of 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively “Andrew Alliance”), for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration. In December 2020, the Company acquired all of the outstanding stock of Integrated Software Solutions Pty Limited and its two operating subsidiaries, Integrated Software Solutions Limited and Integrated Software Solutions USA, LLC (collectively, “ISS”), for $4 million, net of cash acquired. Neither of these acquisitions had a material effect on the Company’s sales and expenses in 2020.
The cash flows from investing activities in 2020 also included $70 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $151 million on this facility through the end of 2020 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2020, 2019 and 2018, the Company repurchased

0.8 million, 11.1 million and 6.8 million shares of the Company’s outstanding common stock at a cost of $167 million, $2.5 billion and $1.3 billion, respectively, under authorized share repurchase programs. As of December 31, 2020, the Company has a total of $1.5 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. While the Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits, the Company has temporarily suspended its share repurchases due to the uncertain business conditions caused by the COVID-19 pandemic.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net Sales:
Asia:
China	$404,352	$439,557	$443,321	(8%)	(1%)
Japan	179,815	180,707	173,357	—	4%
Asia Other	315,010	318,848	305,613	(1%)	4%

Total Asia	899,177	939,112	922,291	(4%)	2%
Americas:
United States	678,313	692,277	683,596	(2%)	1%
Americas Other	119,529	137,964	151,581	(13%)	(9%)

Total Americas	797,842	830,241	835,177	(4%)	(1%)
Europe	668,346	637,243	662,461	5%	(4%)

Total net sales	$2,365,365	$2,406,596	$2,419,929	(2%)	(1%)

In 2020, sales decreased 2% as compared to 2019, as the
COVID-19 pandemic
caused interruptions in business activities and uncertainties that resulted in our customers reducing purchases of our products and services. Foreign currency translation had minimal impact on sales in 2020 and negatively impacted sales by 2% in 2019. The sales declines in 2020 occurred in all geographies and were a result of the weaker demand and disruption of business activities caused by the COVID-19 lockdowns,
except in Europe where sales increased 5% as compared to the prior year. The most significant decline in sales in 2020 occurred in China, where sales declined 8%, as well as declines of 2% in the U.S. and 13% in the Americas Other region.
In 2019, sales in China were negatively impacted by economic uncertainty caused by certain regulatory changes in our food and pharmaceutical markets. The 4% increase in sales in Japan was driven by instrument systems, primarily to pharmaceutical and academic and governmental customers, as well as foreign currency translation, which increased Japan’s sales by 1% in 2019. Sales growth in Asia Other was due primarily to pharmaceutical and academic and governmental customer classes in 2019. Sales in the U.S. increased by 1% despite large pharmaceutical customers slowing capital spending on our instrument systems. Sales declines in Americas Other and Europe were broad-based across all product and customer classes due to macroeconomic conditions and political instability, except in Europe where sales to academic and governmental customers grew 8%. Sales in Europe were also negatively impacted by the effect of foreign currency translation, which decreased sales 4% in 2019.

Sales by Trade Class
Net sales by customer class are presented below for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,			% change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Pharmaceutical	$1,386,966	$1,365,275	$1,365,731	2%	—
Industrial	707,772	719,377	737,144	(2%)	(2%)
Academic and governmental	270,627	321,944	317,054	(16%)	2%

Total net sales	$2,365,365	$2,406,596	$2,419,929	(2%)	(1%)

In 2020, sales to pharmaceutical customers increased 2% with foreign currency translation positively impacting sales by 1%. The lower sales volumes to pharmaceutical customers in the first half of 2020 can be attributed to the disruption in business activities caused by COVID-19, despite
increased demand for our products and services from certain pharmaceutical customers who are involved with COVID-19 diagnostic testing
and the development of new drugs and therapies. Sales to industrial customers in 2020 declined 2%, which were significantly impacted by the TA sales declines of 8% in 2020. The sales declines to academic and governmental customers were broad-based across all product classes as academic and governmental customers adjusted their spending to mitigate the effects of the COVID-19 pandemic,
which significantly impacted sales in China.
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
Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,						% change
	2020	% of Total	2019	% of Total	2018	% of Total	2020 vs. 2019	2019 vs. 2018
Waters instrument systems	$890,855	42%	$963,871	45%	$1,000,625	47%	(8%)	(4%)
Chemistry consumables	432,080	20%	412,018	19%	400,287	18%	5%	3%

Total Waters product sales	1,322,935	62%	1,375,889	64%	1,400,912	65%	(4%)	(2%)
Waters service	794,189	38%	761,594	36%	738,433	35%	4%	3%

Total Waters net sales	$2,117,124	100%	$2,137,483	100%	$2,139,345	100%	(1%)	—

Waters products and service sales decreased 1% in 2020 and were flat in 2019. Waters instrument system sales (LC and MS technology-based) decreased 8% in 2020 primarily attributed to the weaker demand for our products and services by our customers due to the disruption and uncertainty caused by the COVID-19 pandemic.
Precision chemistry consumables sales increased 5% and 3% in 2020 and 2019, respectively, despite the disruption in business activities caused by COVID-19
in 2020. Waters service sales increased 4% and 3% in 2020 and 2019, respectively, primarily due to increased sales of service plans and higher service demand billings to a higher installed base of customers respectively, with sales in 2020 being partially offset by the weaker demand and disruption of business activities caused by the COVID-19 lockdowns.
The effect of foreign currency translation increased Waters sales by 1% in 2020 and decreased sales by 2% in 2019.
In 2020, Waters sales in Europe and Japan increased 6% and 2%, respectively, with foreign currency translation adding 3% to Waters sales growth in Europe. Waters sales in India increased less than 1%, while all other geographies’ sales declined with the most significant sales decline occurring in China, which was down 9%. In 2019, Waters sales increased 2% in Asia, were flat in the Americas and decreased 3% in Europe, where the effect of foreign currency decreased sales by 4%. Within Asia, Waters sales decreased 1% in China and increased 4% in Japan and 9% in the rest of Asia, excluding India.
TA Product and Services Net Sales
Net sales for TA products and services were as follows for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended December 31,						% change
	2020	% of Total	2019	% of Total	2018	% of Total	2020 vs. 2019	2019 vs. 2018
TA instrument systems	$174,398	70%	$191,300	71%	$204,081	73%	(9%)	(6%)
TA service	73,843	30%	77,813	29%	76,503	27%	(5%)	2%

Total TA net sales	$248,241	100%	$269,113	100%	$280,584	100%	(8%)	(4%)

TA product and service sales declines in 2020 were primarily due to lower customer demand resulting from the
COVID-19 pandemic.
TA’s instrument system sales declined in 2019 primarily due to lower customer demand resulting from macroeconomic conditions, tariff posturing and political instability. TA service sales increased in 2019 due to sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation had a minimal impact on TA’s sales in both 2020 and 2019.
TA sales declined in all major regions in 2020. In 2019, TA sales decreased 4% in the Americas, 12% in Europe and increased 1% in Asia.
Cost of Sales
Cost of sales were flat in 2020 as compared to 2019, due to lower sales volume, change in sales mix, unfavorable manufacturing absorption and the effect of foreign currency translation increasing cost of sales by 1% in 2020, primarily from the favorable foreign currency translation effect the British Pound had on the Company’s U.K. manufacturing operations.
Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to slightly increase sales and gross profit during 2021.
Selling and Administrative Expenses
Selling and administrative expenses increased 4% in 2020 and were flat in 2019. The increase in selling and administrative expenses in 2020 can be attributed to the salary merit and incentive compensation increases along with the severance-related costs in connection with a reduction in workforce and lease-termination and exit costs. Severance and lease termination and exit costs were $27 million and $10 million in 2020 and 2019, respectively. Offsetting these increases in selling and administrative expenses were $70 million of savings in 2020, which includes COVID-19 and
restructuring cost saving actions that reduced planned salaries and non-essential spending.
The effect of foreign currency translation had minimal impact on selling and administrative expenses in 2020 and decreased selling and administrative expenses by 1% in 2019.

As a percentage of net sales, selling and administrative expenses were 23.4%, 22.2% and 22.2% for 2020, 2019 and 2018, respectively.
Research and Development Expenses
Research and development expenses decreased 2% in 2020 and were flat in 2019. Research and development expenses in 2020 include $15 million of cost action savings from salary reductions, furloughs and reductions in non-essential spending.
Research and development expenses in both 2020 and 2019 were impacted by additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives. Foreign currency translation had minimal impact on research and development costs in 2020 and decreased research and development costs by 2% in 2019.
Asset Impairments
During 2020, due to a shift in strategic priorities, the Company recorded a non-cash
charge of $10 million for the impairment of certain intangible assets associated with the acquisition of Medimass Research Development and Service Kft (“Medimass”). In conjunction with the intangible asset impairment, the Company also reduced its liability for contingent consideration of $3 million during 2020 as the carrying value of this liability is based on the future sales of the Medimass intangible assets that were impaired. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, under the heading “Asset Impairments” in the Notes to Consolidated Financial Statements for a description of the impairment charge.
Interest Expense, Net
The increase in net interest expense in 2020 can be attributed to lower cash and investment balances in 2020 compared to 2019.
Provision for Income Taxes
The Company’s effective tax rates were 14.6%, 12.7% and 13.0% in 2020, 2019 and 2018, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2020. The Company has received a tax exemption on income arising from qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and expects to maintain through March 2021. The effect of applying the 0% concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income during the years ended December 31, 2020, 2019 and 2018 by $21 million, $24 million and $28 million, respectively, and increased the Company’s net income per diluted share by $0.33, $0.35 and $0.36, respectively. In addition, the Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period of April 1, 2021 through March 31, 2026.
During 2020, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $13 million provision related to the Global Intangible
Low-Taxed
Income (“GILTI”) tax and a tax benefit of $7 million on stock-based compensation.
The 2019 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, an $11 million provision related to the GILTI tax and a tax benefit of $9 million on stock-based compensation.

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
At the end of 2018, and as a result of the enactment of the 2017 Act, we reevaluated our historic assertion and no longer considered undistributed earnings from foreign subsidiaries to be indefinitely reinvested. The Company recorded a tax provision of $3 million, $3 million and $4 million for 2020, 2019 and 2018, respectively, for future withholding taxes and U.S. state taxes on the repatriation of 2020, 2019 and 2018 undistributed earnings.
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
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$521,571	$592,198	$593,794
Depreciation and amortization	125,361	105,296	108,408
Asset impairments	6,945	—	—
Stock-based compensation	36,865	38,577	37,541
Deferred income taxes	(2,693)	9,620	2,405
Change in accounts receivable	37,467	(22,195)	(47,921)
Change in inventories	18,940	(31,854)	(25,396)
Change in accounts payable and other current liabilities	140,598	9,784	(81,663)
Change in deferred revenue and customer advances	11,073	12,189	2,721
Effect of the 2017 Tax Cuts and Jobs Act	—	(3,229)	(6,059)
Other changes	(105,620)	(67,299)	20,616

Net cash provided by operating activities	790,507	643,087	604,446
Net cash (used in) provided by investing activities	(264,094)	768,802	1,683,302
Net cash used in financing activities	(440,502)	(1,872,678)	(2,119,522)
Effect of exchange rate changes on cash and cash equivalents	15,069	224	(14,265)

Increase (decrease) in cash and cash equivalents	$100,980	$(460,565)	$153,961

Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $791 million, $643 million and $604 million in 2020, 2019 and 2018, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding was 70 days at December 31, 2020, 77 days at December 31, 2019 and 74 days at December 31, 2018.

•
The change in inventory in 2020 compared to 2019 is a result of the Company’s efforts to reduce its inventory levels during the
COVID-19
pandemic to preserve its liquidity. The changes in inventory in 2019 and 2018 were primarily attributable to new product launches and the increase in safety stock in advance of Brexit.

•
The changes in accounts payable and other current liabilities were the result of timing of payments to vendors. In addition, the changes in 2020, 2019 and 2018 include $38 million, $29 million and $103 million, respectively, of income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability and 2018 estimated income tax payments and a $15 million litigation settlement payment made in 2019.

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

Cash (Used in) Provided By Investing Activities
Net cash used in investing activities totaled $264 million in 2020. Net cash provided by investing activities totaled $769 million and $1,683 million in 2019 and 2018, respectively. Additions to fixed assets and capitalized software were $172 million, $164 million and $96 million in 2020, 2019 and 2018, respectively. In February 2018, the Company’s Board of Directors approved expanding its chemistry synthesis operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. Through December 31, 2020, the Company has incurred $151 million of costs for this facility.
During 2020, 2019 and 2018, the Company purchased $26 million, $37 million and $1.0 billion of investments, respectively. During 2020, 2019 and 2018, $21 million, $978 million and $2.8 billion of investments matured, respectively. The majority of the proceeds received in 2019 and 2018 were repatriated into the U.S. at lower income tax rates as a result of the 2017 Tax Act and used to reduce the Company’s debt and to repurchase shares.
Asset and business acquisitions, net of cash acquired, were $81 million and $31 million during 2020 and 2018, respectively. There were no business acquisitions in 2019. During 2020, 2019 and 2018, the Company made $6 million, $9 million and $8 million of investments in unaffiliated companies, respectively.
In January 2020, the company entered into a definitive agreement to acquire Andrew Alliance, an innovator in specialty laboratory automation technology, including software and robotics for approximately $80 million in cash. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration. This acquisition did not have a material effect on the Company’s sales and expenses in 2020.
In December 2020, the company entered into a definitive agreement to acquire ISS, a provider of clinical laboratory software systems, for $4 million in cash. This acquisition did not have a material effect on the Company’s sales and expenses in 2020.
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
The Company’s net debt borrowings decreased by $325 million in 2020, increased by $535 million in 2019 and decreased by $850 million in 2018. As of December 31, 2020, the Company had a total of $1.4 billion in outstanding debt, which consisted of $960 million in outstanding senior unsecured notes $300 million borrowed under a term loan and $100 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the 2017 Credit Agreement. As of December 31, 2020, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.4 billion after outstanding letters of credit. As of December 31, 2020, the Company was in compliance with all debt covenants.
As of December 31, 2020, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. As a result of entering into these agreements, the Company lowered its net interest expense by $15 million, $12 million and $3 million during 2020, 2019 and 2018, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $11 million annually in 2021 and $1 million in 2022 as the three-year term of the agreements expire.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2020, 2019 and 2018, the Company repurchased 0.8 million, 11.1 million and 6.8 million shares of the Company’s outstanding common stock at a cost of $167 million, $2.5 billion and $1.3 billion, respectively, under the January 2019 authorization and other previously announced programs. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In addition, the Company repurchased $9 million, $8 million and $10 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2020, 2019 and 2018, respectively.

The Company received $66 million, $54 million and $52 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2020, 2019 and 2018, respectively.
The Company had cash, cash equivalents and investments of $443 million as of December 31, 2020. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $364 million held by foreign subsidiaries at December 31, 2020, of which $254 million was held in currencies other than U.S. dollars. While the Company believes it has sufficient levels of cash flow and access to its existing cash and cash equivalents, as well as the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, to fund operations and capital expenditures, service debt interest, finance potential acquisitions and continue the authorized stock repurchase program in the U.S., we have temporarily suspended our share repurchases due to the uncertain business conditions caused by the
COVID-19
pandemic.
Management believes, as of the date of this report, that the Company’s financial position, along with expected future cash flows from earnings based on historical trends and the ability to raise funds from external sources and the borrowing capacity from existing, committed credit facilities, will be sufficient to service debt and fund working capital and capital spending requirements, authorized share repurchase amounts and potential acquisitions for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following is a summary of the Company’s known contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Year (1)
	Total	2021	2022	2023	2024	2025	2026	After 2026
Notes payable and debt	$150,000	$150,000	$—	$—	$—	$—	$—	$—
Interest on senior unsecured notes	180,198	30,273	28,160	27,182	24,654	22,714	17,801	29,414
Long-term debt (2)	1,210,000	—	400,000	50,000	100,000	—	360,000	300,000
2017 Tax Act liability	365,314	38,454	38,454	72,101	96,135	120,170	—	—
Long-term software subscriptions	41,593	13,075	12,636	10,309	5,573	—	—	—
Operating leases	103,705	29,599	23,453	14,569	10,951	8,269	5,682	11,182

Total	$2,050,810	$261,401	$502,703	$174,161	$237,313	$151,153	$383,483	$340,596

(1)	Does not include normal purchases made in the ordinary course of business and uncertain tax positions discussed below.
(2)
The interest rates applicable to the 2017 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (c) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 2, 3 or 6 month adjusted LIBO rate or EURIBO rate for Euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for LIBO rate or EURIBO rate loans. The facility fee on the 2017 Credit Agreement ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The 2017 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2017 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities. As of December 31, 2020, the Company was in compliance with all such covenants.

The following is a summary of the Company’s known commercial commitments as of December 31, 2020 (in thousands):

	Amount of Commitments Expiration Per Period
	Total	2021	2022	2023	2024	2025	2026	After 2026
Letters of credit	$1,961	$1,961	$—	$—	$—	$—	$—	$—
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position or results of operations.
The Company has long-term liabilities for deferred employee compensation, including pension and supplemental executive retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company and whether the employee elects lump-sum
or annuity payments. During fiscal year 2021, the Company expects to contribute approximately $3 million to $6 million to the Company’s defined benefit plans.
The Company has contingent consideration for an earnout pertaining to its December 2020 acquisition of the net assets of ISS. The earnout payments are not included above since they are dependent upon many factors that cannot be predicted with any certainty. The estimated fair value of the contingent consideration as of December 31, 2020 is $1 million.
The Company licenses certain technology and software from third parties. Future minimum license fees payable under existing license agreements as of December 31, 2020 are immaterial. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $7 million, as well as royalties on future net sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As a result, these potential payments are not included in the table above.
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
The Company’s deferred revenue liabilities at December 31, 2020 of $240 million on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
Allowance for credit losses on Accounts Receivable
The Company adopted new accounting guidance regarding the accounting for credit losses as of January 1, 2020 using a modified retrospective transition approach that was applied to our trade receivable balances. The allowance for credit losses policies described below were effective as of January 1, 2020.
The Company maintains allowances for expected credit losses based on applying a historical loss rate to trade receivable aging balances to estimate a general reserve balance on current receivables along with an additional adjustment for any specific receivables with known or anticipated issues affecting the likelihood of recovery. The historical loss rate is calculated by comparing the prior year actual sales and accounts receivable balances to estimate the period of collection of trade receivables by aging category. This collection information by aging category is then compared to write offs over the same prior year period to estimate the amount of allowance that is attributable to each category of our accounts receivable aging. Past due balances with a probability of default based on historical data as well as relevant available forward-looking information are included in the specific adjustment. If the financial condition of the Company’s customers were to deteriorate beyond what is estimated in the current expected credit loss model, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant credit losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for doubtful accounts. The Company’s accounts receivable balance at December 31, 2020 was $573 million, net of allowances for expected credit losses of $14 million.
Loss Provision on Inventory
The Company values all of its inventories at the lower of cost or net realizable value on a first-in,
first-out
basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2020 was recorded at its net realizable value of $304 million, which is net of write-downs of $29 million.
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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $259 million, $494 million and $444 million, respectively, as of December 31, 2020.
The Company performs annual impairment reviews of its goodwill on December 31 of each year. For goodwill impairment review purposes, the Company has two reporting units: Waters and TA. The Company currently does not expect to record an impairment charge in the foreseeable future as the estimated fair values of the reporting units significantly exceeds the carrying value of the reporting units; however, there can be no assurance that, at the time future reviews are completed, a material impairment charge will not be recorded. The factors that could cause a material goodwill impairment charge in the future include, but are not limited to, the following:

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
Uncertain Tax Positions
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2020, the Company had unrecognized tax benefits, excluding interest and penalties, of $29 million.
The Company has a tax exemption in Singapore on certain types of income through March 2021, based upon the achievement and continued satisfaction of certain operational and financial milestones, which the Company met as of December 31, 2020 and expects to maintain through March 2021. These milestones include the following types of objectives: reaching and maintaining annual revenue and business spending targets; meeting capital expenditures targets; attaining and sustaining employment targets; and establishing a local research and development and service center. Currently, the Company has determined that it is more likely than not to realize the tax exemption in Singapore and, accordingly, has not recognized any reserves for unrecognized tax benefits on its balance sheet related to this exemption. In the event that any of the milestone targets were not met, the Company would not be entitled to the tax exemption on income earned in Singapore dating back to the start date of the agreement (April 1, 2016), and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period.
In addition, the Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. This new incentive has similar requirements for business spending targets, attaining and sustaining employment targets and performance of certain research and manufacturing activities.
Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2020, the Company’s warranty liability was $11 million.

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
Pension and Other Retirement Benefits
In 2018, the Company settled its defined benefit pension plan in the U.S. As a result of this settlement, the Company’s defined benefit pension obligations were significantly reduced in 2018 and 2019. The Company still maintains a number of smaller defined benefit pension plans and other retirement benefits throughout the world. Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s remaining less significant pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.25% for its U.S. benefit plans and 2.99% for its
non-U.S.
benefit plans.
At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company utilized Milliman’s Bond Matching model to determine the discount rate for its U.S. benefit plans. The Company determined the discount rate for its
non-U.S.
benefit plans based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2020 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2020, the Company determined the weighted-average discount rate to be 2.25% for the U.S. benefit plans and 1.12% for the
non-U.S.
benefits plans.
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

As of December 31, 2020, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$22	3.3
Restricted stock units	42	3.3
Performance stock units	9	1.9
Restricted stock	—	—

Total	$73	3.1

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
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2020, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2020		December 31, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$66,690	$836	$119,576	$16
Other current liabilities	$20,000	$185	$29,495	$1,028
Interest rate cross-currency swap agreements:
Other (liabilities) assets	$560,000	$(44,996)	$560,000	$4,485
Accumulated other comprehensive loss (income)		$44,996		$(4,485)

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2020	2019	2018
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$1,444	$(3,552)	$(6,684)
Unrealized gains (losses) on open contracts	Cost of sales	1,663	(1,292)	(105)

Cumulative net pre-tax gains (losses)	Cost of sales	$3,107	$(4,844)	$(6,789)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$15,296	$11,709	$2,713
Unrealized (losses) gains on open contracts	Stockholders’ equity (deficit)	$(44,996)	$4,485	$1,093
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2020 would decrease pre-tax
earnings by approximately $9 million. Assuming a hypothetical adverse change of 10% in year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2020 would increase by approximately $56 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity (deficit). The related impact on interest income would not have a material effect on pre-tax
earnings.
The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2020, the carrying value of the Company’s cash and cash equivalents approximated fair value.
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2020, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2020 and 2019, $364 million out of $443 million and $249 million out of $337 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $254 million out of $443 million and $176 million out of $337 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2020 would decrease by approximately $25 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity (deficit).

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
 — Integrated Framework (2013)
, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
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
Goodwill Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $444 million as of December 31, 2020. Management tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs an annual goodwill impairment assessment for its reporting units as of December 31 each year. Under the impairment assessment, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the amount of the excess carrying amount of the reporting unit over its fair value. This impairment is limited to the total amount of goodwill allocated to that reporting unit. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates. As disclosed by management, the estimated fair value of the reporting units significantly exceeds the carrying value.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting units, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the estimated growth rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow models;

(iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the significant assumptions used by management related to the estimated growth rates. Evaluating management’s assumptions related to estimated revenue growth rates involved evaluating whether the growth rates used by management were reasonable considering the current and past performance of the reporting units and whether those growth rates were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2021
We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$436,695	$335,715
Investments	6,451	1,429
Accounts receivable, net	573,316	587,734
Inventories	304,281	320,551
Other current assets	80,290	67,062

Total current assets	1,401,033	1,312,491
Property, plant and equipment, net	494,003	417,342
Intangible assets, net	258,645	240,203
Goodwill	444,362	356,128
Operating lease assets	93,252	93,358
Other assets	148,625	137,533

Total assets	$2,839,920	$2,557,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and debt	$150,000	$100,366
Accounts payable	72,212	49,001
Accrued employee compensation	72,166	43,467
Deferred revenue and customer advances	198,240	176,360
Current operating lease liabilities	27,764	27,125
Accrued income taxes	76,558	45,967
Accrued warranty	10,950	11,964
Other current liabilities	197,093	137,084

Total current liabilities	804,983	591,334
Long-term liabilities:
Long-term debt	1,206,515	1,580,797
Long-term portion of retirement benefits	72,620	59,159
Long-term income tax liabilities	357,493	394,562
Long-term operating lease liabilities	68,197	66,881
Other long-term liabilities	97,968	80,603

Total long-term liabilities	1,802,793	2,182,002

Total liabilities	2,607,776	2,773,336
Commitments and contingencies (Notes 6, 9, 10, 11, 12, 13 and 17)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 161,666 and 161,030 shares issued, 62,309 and 62,587 shares outstanding at December 31, 2020 and December 31, 2019, respectively	1,617	1,610
Additional paid-in capital	2,029,465	1,926,753
Retained earnings	7,107,989	6,587,403
Treasury stock, at cost, 99,357 and 98,443 shares at December 31, 2020 and December 31, 2019, respectively	(8,788,984)	(8,612,576)
Accumulated other comprehensive loss	(117,943)	(119,471)

Total stockholders’ equity (deficit)	232,144	(216,281)

Total liabilities and stockholders’ equity (deficit)	$2,839,920	$2,557,055

The accompanying notes are an integral part of the consolidated financial statements.

5
6

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Revenues:
Product sales	$1,497,333	$1,567,189	$1,604,993
Service sales	868,032	839,407	814,936

Total net sales	2,365,365	2,406,596	2,419,929
Costs and operating expenses:
Cost of product sales	638,033	642,706	656,275
Cost of service sales	368,656	367,994	336,289
Selling and administrative expenses	553,698	534,791	536,902
Research and development expenses	140,777	142,955	143,403
Purchased intangibles amortization	10,587	9,693	7,712
Asset impairments	6,945	—	—
Litigation provision (settlement) (Note 11)	1,180	—	(426)

Total costs and operating expenses	1,719,876	1,698,139	1,680,155

Operating income	645,489	708,457	739,774
Other expense	(1,775)	(3,586)	(47,794)
Interest expense	(49,070)	(48,690)	(48,641)
Interest income	16,270	22,058	38,807

Income before income taxes	610,914	678,239	682,146
Provision for income taxes	89,343	86,041	88,352

Net income	$521,571	$592,198	$593,794

Net income per basic common share	$8.40	$8.76	$7.71
Weighted-average number of basic common shares	62,094	67,627	76,992
Net income per diluted common share	$8.36	$8.69	$7.65
Weighted-average number of diluted common shares and equivalents	62,414	68,166	77,618

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$521,571	$592,198	$593,794
Other comprehensive income (loss):
Foreign currency translation	5,984	1,631	(36,279)
Unrealized gains on investments before income taxes	—	3,046	698
Income tax (expense) benefit	—	(641)	443

Unrealized gains on investments, net of tax	—	2,405	1,141
Retirement liability adjustment before reclassifications	(6,786)	(9,360)	(6,722)
Amounts reclassified to other expense	1,389	1,979	48,792

Retirement liability adjustment before income taxes	(5,397)	(7,381)	42,070
Income tax benefit (expense)	941	1,845	(14,836)

Retirement liability adjustment, net of tax	(4,456)	(5,536)	27,234
Other comprehensive income (loss)	1,528	(1,500)	(7,904)

Comprehensive income	$523,099	$590,698	$585,890

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$521,571	$592,198	$593,794
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	36,865	38,577	37,541
Deferred income taxes	(2,693)	9,620	2,405
Depreciation	68,685	53,839	57,952
Amortization of intangibles	56,676	51,457	50,456
Asset impairments	6,945	—	—
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	37,467	(22,195)	(47,921)
Decrease (increase) in inventories	18,940	(31,854)	(25,396)
Increase in other current assets	(27,030)	(10,918)	(12,446)
(Increase) decrease in other assets	(37,865)	(16,470)	6,047
Increase (decrease) in accounts payable and other current liabilities	140,598	9,784	(81,663)
Increase in deferred revenue and customer advances	11,073	12,189	2,721
Effect of the 2017 Tax Cuts and Jobs Act	—	(3,229)	(6,059)
(Decrease) increase in other liabilities	(40,725)	(39,911)	27,015

Net cash provided by operating activities	790,507	643,087	604,446
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(172,384)	(163,823)	(96,079)
Asset and business acquisitions, net of cash acquired	(80,545)	—	(31,486)
Investment in unaffiliated company	(6,143)	(8,843)	(7,615)
Purchases of investments	(25,884)	(36,951)	(1,006,080)
Maturities and sales of investments	20,862	978,419	2,824,562

Net cash (used in) provided by investing activities	(264,094)	768,802	1,683,302
Cash flows from financing activities:
Proceeds from debt issuances	315,000	925,670	274
Payments on debt	(640,366)	(390,482)	(850,435)
Payments of debt issuance costs	—	(2,932)	—
Proceeds from stock plans	66,033	53,715	52,429
Purchases of treasury shares	(196,409)	(2,469,258)	(1,315,106)
Proceeds from (payments for) derivative contracts	15,240	10,609	(6,684)

Net cash used in financing activities	(440,502)	(1,872,678)	(2,119,522)
Effect of exchange rate changes on cash and cash equivalents	15,069	224	(14,265)

Increase (decrease) in cash and cash equivalents	100,980	(460,565)	153,961
Cash and cash equivalents at beginning of period	335,715	796,280	642,319

Cash and cash equivalents at end of period	$436,695	$335,715	$796,280

Supplemental cash flow information:
Income taxes paid	$97,621	$87,998	$159,397
Interest paid	$52,103	$42,843	$50,798

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	(In thousands)
Balance December 31, 2017	159,845	$1,598	$1,745,088	$5,405,380	$(4,808,211)	$(110,067)	$2,233,788
Adoption of new accounting pronouncement	—	—	—	(3,969)	—	—	(3,969)
Net income	—	—	—	593,794	—	—	593,794
Other comprehensive loss	—	—	—	—	—	(7,904)	(7,904)
Issuance of common stock for employees:
Employee Stock Purchase Plan	45	—	7,874	—	—	—	7,874
Stock options exercised	438	5	44,550	—	—	—	44,555
Treasury stock	—	—	—	—	(1,338,111)	—	(1,338,111)
Stock-based compensation	144	2	37,229	—	—	—	37,231

Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258

Net income	—	—	—	592,198	—	—	592,198
Other comprehensive loss	—	—	—	—	—	(1,500)	(1,500)
Issuance of common stock for employees:
Employee Stock Purchase Plan	43	—	7,996	—	—	—	7,996
Stock options exercised	406	4	45,715	—	—	—	45,719
Treasury stock	—	—	—	—	(2,466,254)	—	(2,466,254)
Stock-based compensation	109	1	38,301	—	—	—	38,302

Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)

Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Net income	—	—	—	521,571	—	—	521,571
Other comprehensive income	—	—	—	—	—	1,528	1,528
Issuance of common stock for employees:
Employee Stock Purchase Plan	43	—	7,531	—	—	—	7,531
Stock options exercised	456	5	58,497	—	—	—	58,502
Treasury stock	—	—	—	—	(176,408)	—	(176,408)
Stock-based compensation	137	2	36,684	—	—	—	36,686

Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144

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

6
1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both the Company’s domestic and international operations have been and continue to be adversely affected by the ongoing global pandemic of a novel strain of coronavirus
(“COVID-19”) and
the resulting volatility and uncertainty it has caused in the U.S. and international markets. Since being declared a pandemic in March 2020 by the World Health Organization,
COVID-19
has continued to spread throughout the U.S. and globally.
The COVID-19 pandemic
has caused significant volatility and uncertainty in U.S. and international markets, which has disrupted and is expected to continue to disrupt the Company’s business and could result in a prolonged economic downturn. It is unclear whether increases in the number of infections will continue and amplify as certain areas of the economy are re-opened and
restrictions are eased, or whether so called “second waves”
of COVID-19
infections will be experienced in the U.S. and globally. The Company operates in over 35 countries, including those in the regions most impacted by the COVID-19 pandemic.
COVID-19
and the related economic uncertainty adversely impacted sales of the Company for the year ended December 31, 2020; however, through the date of the issuance of these financial statements, the Company’s consolidated financial position, results of operations and cash flows have not been materially impacted and, thus, the Company concluded that no interim goodwill or long-lived asset impairment analyses were required. Further, there have been no violations of debt covenants. Any prolonged material disruption to the Company’s employees, suppliers, manufacturing, or customers could result in a material impact to its consolidated financial position, results of operations or cash flows in the future.
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
The Company’s net sales derived from operations outside the United States were 71%, 71% and 72% in 2020, 2019 and 2018, respectively. Gains and losses from foreign currency transactions are included primarily in cost of sales in the consolidated statements of operations. In 2020, 2019 and 2018, foreign currency transactions resulted in net losses of $7 million, $9 million and $3 million, respectively.
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
6
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are classified as investments, and are held primarily in U.S. treasury bills, U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities.
Investments are classified as
available-for-sale
(“AFS”) debt securities. If the AFS debt security’s fair value exceeds the security’s amortized cost the unrealized gain is recognized in accumulated other comprehensive income in stockholders’ equity (deficit), net of the related tax effects. If the AFS debt security’s fair value declines below its amortized cost the Company considers all available evidence to evaluate the extent to which the decline is due to credit-related factors or noncredit-related factors. If the decline is due to noncredit-related factors then no credit loss is recorded and the unrealized loss is recognized in accumulated other comprehensive income in stockholders’ equity (deficit), net of the related tax effects. If the decline is considered to be a credit-related impairment, it is recognized as an allowance on the consolidated balance sheet with a corresponding charge to the statement of operations. The credit allowance is limited to the difference between the fair value and the amortized cost basis. No credit-related allowances or impairments have been recognized on the Company’s investments in available-for-sale
debt securities. The Company classifies its investments exclusive of those categorized as cash equivalents.
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2020 and 2019, $364 million out of $443 million and $249 million out of $337 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $254 million out of $443 million and $176 million out of $337 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2020 and 2019, respectively.
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

6
3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any recovery of amounts that were written off prior to adoption of the new CECL standard that are received after adoption are recorded in income in the period in which they are received.

The following is a summary of the activity of the Company’s allowance for credit losses for the year ended December 31, 2020, 2019 and 2018 (in thousands). The December 31, 2020 balance is calculated using the CECL method and the December 31, 2019 and 2018 balances are calculated using the incurred loss method under legacy GAAP:

	Balance at Beginning of Period	Impact of CECL Adoption	Additions	Deduction s	Balance at End of Period
Allowance for Doubtful Accounts
December 31, 2020	$9,560	$985	$9,051	$(5,215)	$14,381
December 31, 2019	$7,663	$—	$4,701	$(2,804)	$9,560
December 31, 2018	$6,109	$—	$6,333	$(4,779)	$7,663
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 59% in 2020 and 57% in both  2019 and 2018. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2020, 2019 or 2018. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.
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
6
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As part of the 2017 Tax Act, there is a provision for the taxation of certain off-shore earnings
referred to as the Global
Intangible Low-Taxed Income
(“GILTI”) provision. This provision
taxes off-shore earnings
at a rate of 10.5%, partially offset with foreign tax credits. In connection with this provision, the Company’s accounting policy is to treat this tax as a current period cost.
Leases
The Company adopted new accounting guidance regarding the accounting for leases as of January 1, 2019 using a modified retrospective transition approach that was applied to leases existing as of, or entered into after, January 1, 2019. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Upon adoption, the Company recorded a right-of-use
lease asset and lease liability in the amount of $100 million as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows and retained earnings.
The Company’s lease portfolio consists primarily of operating leases. The Company’s operating leases consist of property leases for sales, demonstration, laboratory, warehouse and office spaces, automotive leases for sales and service personnel and equipment leases, primarily used in our manufacturing and distribution operations. The Company categorizes leases as either operating or finance leases at the commencement date of the lease. The Company does not have any material financing leases.
The Company makes variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses. These expenses are recorded as variable costs in the period incurred. For the years ended December 31, 2020 and 2019, respectively, variable costs incurred were not material.
The Company’s lease agreements may include tenant improvement allowances, rent holidays, and/or contingent rent provisions as well as a certain number of these leases contain rental escalation clauses that are either fixed or adjusted periodically for inflation of market rates which are factored into our determination of lease payments at lease inception. The Company’s leases also sometimes include renewal options and/or termination options which are included in the determination of the lease term when they are reasonably certain to be exercised.
The Company has lease agreements which contain lease and
non-lease
components, which are accounted for as a single lease component for all underlying classes of assets.
For leases with terms greater than 12 months, the Company records a right-of-use
 asset and lease liability at the present value of lease payments over the term of the leases and records rent expense on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements to short-term leases with terms less than 12 months. For short-term leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. For the years ended December 31, 2020 or 2019, respectively, costs incurred related to short-term leases were not material.
When available, the Company uses the rate implicit in the lease to discount lease payments to determine the present value of the lease liabilities; however, most of the leases do not provide a readily determinable implicit rate and, as required by the accounting guidance, the Company estimates its incremental secured borrowing rate to discount the lease payments based on information available at lease commencement (or, for the leases in existence on the adoption date, the January 1, 2019 information). The Company’s incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term to the lease payments in a similar economic environment.

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
During 2020, the Company recorded a
non-cash
charge of $10 million for the impairment of certain intangible assets associated with its 2014 acquisition of Medimass Research Development and Service Kft (“Medimass”). The impairment charge was due to a shift in strategic priorities. In conjunction with the intangible asset impairment the Company also reduced its liability for contingent consideration of $3 million during 2020 as the carrying value of this liability is based on the future sales of the Medimass intangible assets that were impaired. The net impact of $7  million is reported separately within the consolidated statements of operations.
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

6
6

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
As of January 1, 2020, the Company adopted a new accounting standard which eliminated the requirement to calculate the implied fair value of goodwill as noted above to measure a goodwill impairment charge. Under the prior accounting standard, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the implied fair value of the goodwill. Under the new accounting standard impairment assessment, an impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the amount of the excess carrying amount of the reporting unit over its fair value This impairment is limited to the total amount of goodwill allocated to that reporting unit. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates.
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
Software Development Costs
The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $53 million, $
40
 million and $
34

million of direct expenses that were related to the development of software in 2020, 2019 and 2018, respectively. Net capitalized software included in intangible assets totaled
$
175
 million and $
149
 million at December
31
,
2020
and
2019
, respectively. See Note
8
, “Goodwill and Other Intangibles”.
The Company capitalizes software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $8 million and $3 million at December 31, 2020 and 2019, respectively.

6
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments
The Company accounts for its investments that represent less than twenty percent ownership, and for which the Company does not have the ability to exercise significant influence, using the accounting standards for investments in equity securities. Investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, are accounted for at cost, adjusted for subsequent observable price changes as applicable. The Company periodically evaluates the carrying value of its investments for which the Company does not have the ability to exercise significant influence, and for which there is not a readily determinable fair value and carries them at cost, less impairment, adjusted for subsequent observable price changes. For equity investments in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, the equity method of accounting is used. The Company’s share of net income or losses of equity method investments is included in the consolidated statements of operations and was not material in any period presented.
During the year ended December 31, 2020 and year ended December 31, 2019, the Company made investments in unaffiliated companies of $6 million and $9 million, respectively. During the year ended December 31, 2018, the Company made a $8 million investment in a developer of analytical system solutions used to make measurements, predict stability and accelerate product discovery in the routine analytic, process monitoring and quality control release processes for life science and biopharmaceutical markets.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2020 and 2019. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$6,451	$—	$6,451	$—
Waters 401(k) Restoration Plan assets	38,988	38,988	—	—
Foreign currency exchange contracts	836	—	836	—

Total	$46,275	$38,988	$7,287	$—

Liabilities:
Contingent consideration	$1,185	$—	$—	$1,185
Foreign currency exchange contracts	185	—	185	—
Interest rate cross-currency swap agreements	44,996	—	44,996	—

Total	$46,366	$—	$45,181	$1,185

6
8

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
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with certain acquisitions and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at December 31, 2020. The fair value is based on the achievement of certain revenue and customer account over the next two years after the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of future contingent consideration payments related to the July 2014 acquisition of Medimass Research, Development and Service Kft. was estimated to be $3 million at December 31, 2019, based on the Company’s best estimate, as the earnout is based on future sales of certain products, some of which are currently in development, through 2034. During 2020, due to a shift in strategic priorities, the Company recorded a non-cash
charge of $10 million for the impairment of certain intangible assets associated with the Medimass acquisition. In conjunction with the intangible asset impairment, the Company also reduced its liability for contingent consideration of $3 million during 2020 as the carrying value of this liability is based on the future sales of the Medimass intangible assets that were impaired.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $910 million and $1.0 billion at December 31, 2020 and 2019, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $963 million and $1.0 billion at December 31, 2020 and 2019, respectively, using Level 2 inputs.
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

7
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2020, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements in
c
luded in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2020		December 31, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$66,690	$836	$119,576	$16
Other current liabilities	$20,000	$185	$29,495	$1,028

Interest rate cross-currency swap agreements:
Other (liabilities) assets	$560,000	$(44,996)	$560,000	$4,485
Accumulated other comprehensive loss (income)		$44,996		$(4,485)

The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial Statement Classification	Year Ended December 31,
		2020	2019	2018
Foreign currency exchange contracts:
Realized gains (losses) on closed contracts	Cost of sales	$1,444	$(3,552)	$(6,684)
Unrealized gains (losses) on open contracts	Cost of sales	1,663	(1,292)	(105)

Cumulative net pre-tax gains (losses)	Cost of sales	$3,107	$(4,844)	$(6,789)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$15,296	$11,709	$2,713
Unrealized (losses) gains on open contracts	Stockholders’ equity (deficit)	$(44,996)	$4,485	$1,093
Stockholders’
Equity

(Deficit)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2020, 2019 and 2018, the Company repurchased 0.8 million, 11.1 million and 6.8 million shares of the Company’s outstanding common stock at a cost of $167 million, $2.5 billion and $1.3 billion, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $9 million, $8 million and $10 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company has a total of $1.5 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

7
1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company accrued $20 million and $23 million at December 31, 2019 and 2018, respectively, as a result of treasury stock purchases that were unsettled. These transactions were settled in January 2020 and 2019, respectively. There was no such accrual at December 31, 2020.
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

7
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the activity of the Company’s accrued warranty liability for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2020	$11,964	$7,909	$(8,923)	$10,950
December 31, 2019	$12,300	$7,540	$(7,876)	$11,964
December 31, 2018	$13,026	$5,033	$(5,759)	$12,300
Advertising Costs
All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $6 million, $6 million and $7 million for 2020, 2019 and 2018, respectively.
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

7
3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Recently Adopted Accounting Standards
In June 2016, accounting guidance was issued that modifies the recognition of credit losses related to financial assets, such as debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, and other financial assets that have the contractual right to receive cash. Prior guidance required the recognition of a credit loss when it was considered probable that a loss event had occurred. The current guidance requires the measurement of expected credit losses to be based upon relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the asset. As such, expected credit losses may be recognized sooner under the new guidance due to the broader range of information that will be required to determine credit loss estimates. The new guidance also amends the current other-than-temporary impairment model used for debt securities classified as available-for-sale. When the fair value of an available-for-sale debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2019. On January 1, 2020 the Company adopted this new standard using a modified retrospective method for all financial assets measured at amortized cost which only impacted the Company’s allowance on trade accounts receivable. The Company did not have any significant off-balance sheet credit exposures which would be impacted by the new guidance. Results for reporting periods beginning after January 1, 2020 are presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP.
 The Company recorded a net decrease of
$
1
 million to stockholders’ deficit as of January
1
,
2020
for the cumulative effect of adopting the new standard due to converting to the current expected credit loss model for the allowance recorded against trade accounts receivables. This accounting standard did not have an impact on the Company’s results of operations and cash flows.
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

7
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
In August 2018, accounting guidance was issued that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosure and add disclosure requirements identified as relevant. This guidance is effective for annual and interim periods ending after December 15, 2020. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
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
In March 2020, accounting guidance was issued that facilitates the effects of reference rate reform on financial reporting. The amendments in the update provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January of 2021 an update was issued to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.

This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.
3    Revenue Recognition
The Company’s deferred revenue liabilities on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.

7
5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the activity of the Company’s deferred revenue and cust
o
mer advances for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the period	$213,695	$204,257	$192,589
Recognition of revenue included in balance at beginning of the period	(198,209)	(176,981)	(159,258)
Revenue deferred during the period, net of revenue recognized	224,273	186,419	170,926

Balance at the end of the period	$239,759	$213,695	$204,257

The Company classified $42 million and $38 million of deferred revenue and customer advances in other long-term liabilities at December 31, 2020 and 2019, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

December 31, 2020
Deferred revenue and customer advances expected to be recognized in:
One year or less	$198,240
13-24 months	23,647
25 months and beyond	17,872

Total	$239,759

4     Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	C ost	Gain	Loss	Value
Time deposits	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

Amounts included in:
Investments	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Time deposits	1,642	—	—	1,642

Total	$1,642	$—	$—	$1,642

Amounts included in:
Cash equivalents	$213	$—	$—	$213
Investments	1,429	—	—	1,429

Total	$1,642	$—	$—	$1,642

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2020	December 31, 2019
Due in one year or less	$6,451	$1,642

Total	$6,451	$1,642

Net realized gains and losses on sales of investments were not material in 2020, 2019 and 2018.

5    Inventories
Inventories are classified as follows (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$133,490	$126,850
Work in progress	18,678	15,457
Finished goods	152,113	178,244

Total inventories	$304,281	$320,551

During 2020, 2019 and 2018, the Company recorded inventory-related excess and obsolescence provisions of $12 million, $13 million and $8 million, respectively.
6     Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Land and land improvements	$36,884	$37,040
Buildings and leasehold improvements	376,705	355,425
Production and other equipment	588,625	537,211
Construction in progress	125,925	57,985

Total property, plant and equipment	1,128,139	987,661
Less: accumulated depreciation and amortization	(634,136)	(570,319)

Property, plant and equipment, net	$494,003	$417,342

7
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, and has spent $151 million on this facility through December 31, 2020.
During 2020, 2019 and 2018, the Company retired and disposed of approximately $19 million, $11 million and $9 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains or losses on disposals were immaterial for the years ended December 31, 2020, 2019 and 2018.
7    Acquisitions
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
ten years
and the trade name will be amortized over
3
years. The Company allocated $
72
 million of the purchase price to goodwill, which is not deductible for tax purposes. The principal factor that resulted in recognition of goodwill in the acquisition was that the purchase price was based, in part, on cash flow projections assuming the integration of any acquired technology, distribution channels and products with the Company’s products, which are higher than if the acquired companies’ technology, customer access or products were utilized on a stand-alone basis. The goodwill also includes value assigned to assembled workforce, which cannot be recognized as an intangible asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On December 15, 2020, the Company acquired all of the outstanding stock of Integrated Software Solutions Pty Limited and its two operating subsidiaries Integrated Software Solutions Limited and Integrated Software Solutions USA, LLC (collectively, “ISS”), for $4 million, net of cash acquired. In addition, the Company may have to pay additional contingent consideration which has an estimated fair value of $1 million as of the close date. The contingent consideration is recorded as a liability and will be paid to the prior shareholders of ISS if certain revenue and customer account conditions are achieved over the next two years after the acquisition date.
ISS offers clinical laboratory software systems that will support and further expand product offerings within our clinical business. The net assets acquired primarily relate to ISS’ laboratory information system,
OMNI-Lab.
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition of ISS is subject to the finalization of management’s analysis. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. The Company expects the final determination of asset and liability fair values to be immaterial to our financial position.
The impact of the ISS acquisition on the Company’s revenues and net income during the quarter was immaterial. The year-to-date
proforma effect on the ongoing operations of the Company as though this acquisition had occurred at the beginning of the periods covered by this report was also immaterial.
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
The pro forma effect of the ongoing operations for Waters Corporation from Andrew Alliance, ISS and the DESI imaging technology, either individually or in the aggregate, as though these acquisitions had occurred at the beginning of the periods covered by this report were immaterial.
8    Goodwill and Other Intangibles
The carrying amount of goodwill was $444 million and $356 million at December 31, 2020 and 2019, respectively. The acquisitions of Andrew Alliance and ISS Solutions increased goodwill by $72 million and $5 million, respectively, while the effect of foreign currency translation increased goodwill by $11 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$584,452	$409,847	5 years	$481,986	$333,255	5 years
Purchased intangibles	205,585	160,342	11 years	200,523	151,722	11 years
Trademarks and IPR&D	9,680	—	—	13,782	—	—
Licenses	5,923	5,697	6 years	5,669	5,298	6 years
Patents and other intangibles	90,699	61,808	8 years	83,035	54,517	8 years

Total	$896,339	$637,694	7 years	$784,995	$544,792	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets increased by $58 million and $42 million, respectively, in the year ended December 31, 2020 due to the effects of foreign currency translation. Amortization expense for intangible assets was $57 million, $51 million and $50 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for intangible assets is estimated to be $57 million per year for each of the next five years.
During 2020, the Company recorded a
non-cash
charge of $10 million for the impairment of certain intangible assets associated with its 2014 acquisition of Medimass due to a shift in strategic priorities. As a result, the Company reduced the gross carrying amount and accumulated amortization balances of its intangible assets by $15 million and $5 million, respectively.
9    Debt
In November 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) that provides for a $1.5 billion revolving facility and a $300 million term loan. As of December 31, 2020 and 2019, the revolving facility and term loan had a total of $400 million and $625 million, respectively, outstanding and mature on November 30, 2022 and require no scheduled prepayments before that date.

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
As of December 31, 2020 and 2019, the Company had a total of $960 million and $1.1 billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
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

The Company had the following outstanding debt at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Foreign subsidiary lines of credit	$—	$366
Senior unsecured notes - Series B - 5.00%, due February 2020	—	100,000
Senior unsecured notes - Series E - 3.97%, due March 2021	50,000	—
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	—

Total notes payable and debt, current	150,000	100,366
Senior unsecured notes - Series E - 3.97%, due March 2021	—	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	—	100,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Credit agreement	400,000	625,000
Unamortized debt issuance costs	(3,485)	(4,203)

Total long-term debt	1,206,515	1,580,797

Total debt	$1,356,515	$1,681,163

* Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of both December 31, 2020 and 2019, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.4 billion after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.92% and 3.39% at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company was in compliance with all debt covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $109 million and $105 million at December 31, 2020 and 2019, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. The weighted-average interest rate applicable to these short-term borrowings was 1.48% for December 31, 2019. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of December 31, 2020.
As of December 31, 2020, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $560 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
Annual maturities of debt outstanding at December 31, 2020 are as follows (in thousands):

Total
2021	$150,000
2022	400,000
2023	50,000
2024	100,000
2025	—
Thereafter	660,000

Total	$1,360,000

10    Income Taxes
Income tax data for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
The components of income before income taxes are as follows:
Domestic	$75,193	$97,325	$57,822
Foreign	535,721	580,914	624,324

Total	$610,914	$678,239	$682,146

	Year Ended December 31,
	2020	2019	2018
The components of the income tax provision w ere as follows:
Federal	$28,385	$7,009	$27,277
State	4,243	3,329	(11,964)
Foreign	59,408	66,083	70,634

Total current tax provision	$92,036	$76,421	$85,947

Federal	$(8,244)	$6,913	$(3,256)
State	(506)	1,253	2,247
Foreign	6,057	1,454	3,414

Total deferred tax provision	(2,693)	9,620	2,405

Total provision	$89,343	$86,041	$88,352

8
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal tax computed at U.S. statutory income tax rate	$128,292	$142,430	$143,251
Enactment of the 2017 Tax Cuts and Jobs Act	—	—	(6,059)
Foreign currency exchange impact on distributed earnings	—	(3,229)	7,495
GILTI, net of foreign tax credits	13,319	10,523	13,727
State income tax, net of federal income tax benefit	2,415	3,459	2,910
Net effect of foreign operations	(48,962)	(52,727)	(57,003)
Effect of stock-based compensation	(6,798)	(9,211)	(9,089)
Other, net	1,077	(5,204)	(6,880)

Provision for income taxes	$89,343	$86,041	$88,352

The Company’s effective tax rates were 14.6%, 12.7% and 13.0% for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four p
r
incipal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2020. The Company has received a tax exemption on income arising from qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and expects to maintain through March 2021. The effect of applying the 0% concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income during the years ended December 31, 2020, 2019 and 2018 by $21 million, $24 million and $28 million, respectively, and increased the Company’s net income per diluted share by $0.33, $0.35 and $0.36, respectively. In addition, the Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026.
During 2020, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $13 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The 2019 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, an $11 million provision related to the GILTI tax and a tax benefit of $9 million on stock-based compensation.
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
At the end of 2018, and as a result of the enactment of the 2017 Act, we reevaluated our historic assertion and no longer considered undistributed earnings from foreign subsidiaries to be indefinitely reinvested. The

8
3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded a tax provision of $3 million, $3 million and $4 million for 2020, 2019 and 2018, respectively, for future withholding taxes and U.S. state taxes on the repatriation of 2020, 2019 and 2018 undistributed earnings.
The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses and credits	$61,962	$55,939
Depreciation	5,701	4,776
Operating leases	24,317	19,849
Amortization	2,377	3,738
Stock-based compensation	7,773	9,790
Deferred compensation	27,754	20,077
Unrealized foreign currency gain/loss	—	7,955
Deferred revenue	11,341	9,696
Revaluation of equity investments and licenses	4,492	3,424
Inventory	5,060	4,824
Accrued liabilities and reserves	10,639	7,215
Other	3,483	3,839

Total deferred tax assets	164,899	151,122
Valuation allowance	(60,101)	(51,221)

Deferred tax assets, net of valuation allowance	104,798	99,901
Deferred tax liabilities:
Capitalized software	(23,748)	(21,025)
Operating leases	(24,314)	(19,553)
Indefinite-lived intangibles	(14,973)	(14,363)
Unrealized foreign currency gain/loss	(10,819)	—
Deferred tax liability on foreign earnings	(17,277)	(18,027)

Total deferred tax liabilities	(91,131)	(72,968)

Net deferred tax assets	$13,667	$26,933

The Company has gross foreign net operating losses of $249 million, of which $230 million do not expire under current laws and $19 million start expiring in 2021. As of December 31, 2020, the Company has provided a deferred tax valuation allowance of $60 million, of which $55 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $7 million as of December 31, 2020, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.
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

8
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance at the beginning of the period	$27,790	$26,108	$5,843
Net reductions for settlement of tax audits	(399)	—	—
Net reductions for lapse of statutes taken during the period	(684)	(261)	(436)
Net additions for tax positions taken during the prior period	—	—	17,651
Net additions for tax positions taken during the current period	1,959	1,943	3,050

Balance at the end of the period	$28,666	$27,790	$26,108

As of 2020, the total amount of gross unrecognized tax benefits was $29 million, all of which, if recognized, would impact the Company’s effective tax rate.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2015. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.
As of December 31, 2020, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
As of December 31, 2020, the Company is currently under an income tax audit in the U.S. for its 2017 and 2018 tax years. The Company is also subject to various foreign audits and inquiries and we currently do not expect any material adjustments.
The following is a summary of the activity of the Company’s valuation allowance for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2020	$51,221	$1,137	$7,743	$60,101
2019	$53,893	$(1,242)	$(1,430)	$51,221
2018	$62,098	$(2,128)	$(6,077)	$53,893

*
These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.

**
The change in the valuation allowance during the year ended December 31, 2020 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward and acquired historical net operating losses. The change in the valuation allowance during the year ended December 31, 2019 was primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward. The change in the valuation allowance during the year ended December 31, 2018 was primarily due to the write-off
of a valuation allowance to Retained Earnings for the tax effect related to intra-entity transfers.

8
5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the
COVID-19
outbreak which, among other things, contains numerous income tax provisions. The CARES Act does not have a material impact on the Company’s consolidated financial statements or related disclosures.

11    Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2017, the Company incurred $11 million of litigation provisions and related costs, primarily related to the issuance of a verdict in a patent litigation case. In the first quarter of 2018, the Company resolved the case with a final settlement that resulted in a gain of $2 million. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2020 and 2019.
12    Leases
As of December 31, 2020 and 2019, the Company had lease agreements that expire at various dates through 2034, with weighted-average remaining lease terms of 5.2 years and 5.3 years, respectively. Rental expense was $38 million and $36 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the weighted-average discount rates used to determine the present value of lease liabilities were 3.50% and 3.80%, respectively. During the years ended December 31, 2020 and 2019 cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $38 million and $36 million, respectively. The Company recorded $16 million and $118 million right-of-use assets in exchange for new operating lease liabilities during the years ended December 31, 2020 and 2019, respectively.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

		December 31,
	Financial Statement Classification	2020	2019
Assets:
Property operating lease assets	Operating lease assets	$62,374	$64,206
Automobile operating lease assets	Operating lease assets	29,694	27,197
Equipment operating lease assets	Operating lease assets	1,184	1,955

Total lease assets		$93,252	$93,358

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$27,764	$27,125
Long-term operating lease liabilities	Long-term operating lease liabilities	68,197	66,881

Total lease liabilities		$95,961	$94,006

8
6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undiscounted future minimum rents payable as of December 31, 2020 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2021	$29,599
2022	23,453
2023	14,569
2024	10,951
2025	8,269
2026 and thereafter	16,864

Total future minimum lease payments	103,705
Less: amount of lease payments representing interest	(7,744)

Present value of future minimum lease payments	95,961
Less: current operating lease liabilities	(27,764)

Long-term operating lease liabilities	$68,197

13    Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of December 31, 2020 are immaterial for the years ended December 31, 2021 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $7 million, as well as royalties on future net sales.
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
14    Stock-Based Compensation
In May 2020, the Company’s shareholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of December 31, 2020, the 2020 Plan has 7.2 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year
period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such

8
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2020, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.
In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.9 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2020, 1.5 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.
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
The consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2020	2019	2018
Cost of sales	$2,485	$2,271	$2,212
Selling and administrative expenses	29,711	30,907	30,443
Research and development expenses	4,669	5,399	4,886

Total stock-based compensation	$36,865	$38,577	$37,541

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $1 million, less than $1 million and $1 million of expense, respectively, of stock-based compensation related to the modification of certain stock awards upon the retirement of senior executives.

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
issues with a

8
8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the year ended December 31, 2020, 2019 and 2018 are as follows:

Options Issued an d Significant Weighted-Average Assumptions Used to Estimate Option Fair Values	2020	2019	2018
Options issued in thousands	267	146	321
Risk-free interest rate	1.2%	2.5%	2.7%
Expected life in years	6	5	6
Expected volatility	27.8%	24.5%	25.3%
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2020	2019	2018
Exercise price	$215.12	$230.37	$196.78
Fair value	$63.14	$61.75	$59.89
The following table summarizes stock option activity for the plans for the year ended December 31, 2020 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2019	1,455	$61.63	to	$238.52	$158.61
Granted	267	$188.63	to	$235.06	$215.12
Exercised	(456)	$61.63	to	$208.47	$128.43
Canceled	(199)	$128.93	to	$238.52	$192.08

Outstanding at December 31, 2020	1,067	$75.94	to	$238.52	$179.59

The following table details the options outstanding at December 31, 2020 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$75.94 to $154.33	363	$127.38	4.9	296	$123.41
$154.34 to $203.37	410	$194.29	7.8	162	$191.60
$203.38 to $238.52	294	$223.55	8.4	45	$221.51

Total	1,067	$179.59	7.0	503	$154.16

During 2020, 2019 and 2018, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $45 million,

$45 million
and $44 million, respectively. The total cash received from the exercise of these stock options was $59 million, $46 million and $45 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The aggregate intrinsic value of the outstanding stock options at December 31, 2020 was $72 million. Options exercisable at December 31, 2020, 2019 and 2018 were

0.5 million,
0.7

million
 and
 0.8 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2020, 2019 and 2018 were

$154.16,
$134.94
 and
$117.08, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2020 was 5.7 years. The aggregate intrinsic value of stock options exercisable as of December 31, 2020 was $48 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2020, the Company had 1.1 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $76 million, $179.44 and 7 years, respectively, at December 31, 2020.
As of December 31, 2020, there were $20 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.5 years.
Restricted Stock
During the years ended December 31, 2020, 2019 and 2018, the Company granted six thousand, five thousand and five thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in 2020, 2019 and 2018 was $229.67,
$
183.41 and
$194.73, respectively. The Company has recorded $1 million of compensation expense in each of the years ended December 31, 2020, 2019 and 2018 related to the restricted stock grants. As of December 31, 2020, the Company had five thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2020 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2019	260	$184.70
Granted	119	$206.99
Vested	(88)	$162.43
Forfeited	(20)	$180.90

Unvested at December 31, 2020	271	$202.00

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2020, 2019 and 2018 on the restricted stock units expected to vest were

$15 million
,
$14 million
 and
$16 million, respectively. As of December 31, 2020, there were $37 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.4 years.

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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The

9
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the year ended December 31, 2020, 2019 and 2018 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2020	2019	2018
Performance stock units issued in thousands	58	13	40
Risk-free interest rate	1.3%	2.4%	2.4%
Expected life in years	2.9	2.8	3.0
Expected volatility	25.1%	23.5%	22.0%
Average volatility of peer companies	26.1%	26.2%	25.9%
Correlation Coefficient	36.6%	34.2%	35.9%
Expected dividends	—	—	—
The following table summarizes the unvested performance stock unit award activity for the year ended December 31, 2020 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2019	105	$233.11
Granted	58	$190.45
Vested	(36)	$184.51
Forfeited	(32)	$218.63

Unvested at December 31, 2020	95	$230.36

The amount of compensation costs recognized for the years ended December 31, 2020, 2019 and 2018 on the performance stock units expected to vest were
 $6 million
,
$7 million

and
$5 million, respectively. As of December 31, 2020, there were $9 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.9 years.

15    Earnings Per Share
Basic and diluted EPS calculations are detailed a
s
 follows (in thousands, except per share data):

	Year Ended December 31, 2020
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$521,571	62,094	$8.40
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	320	(0.04)

Net income per diluted common share	$521,571	62,414	$8.36

9
1

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2020, 2019 and 2018, the Company had 0.3 million, 0.1 million and 0.1 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
16    Accumulated Other Comprehensive
Income
The components of accumul
a
ted other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(105,697)	$(9,869)	$(2,405)	$(117,971)
Other comprehensive income (loss), net of tax	1,631	(5,536)	2,405	(1,500)

Balance at December 31, 2019	$(104,066)	$(15,405)	$—	$(119,471)
Other comprehensive loss, net of tax	5,984	(4,456)	—	1,528

Balance at December 31, 2020	$(98,082)	$(19,861)	$—	$(117,943)

17    Retirement Plans
U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2020, 2019 and 2018, the Company’s matching contributions amounted to $
7 million, $17 million and $17 million, respectively. Due to the uncertain global business environment relating to the COVID-19 pandemic, the Company’s management temporarily suspended the employer matching contributions associated with these 401(k) plans, which was implemented from May 22, 2020 through the end of 2020.
9
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company contributed $14 million,
$15 million and $13 million in the years ended December 31, 2020, 2019 and 2018, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S. plans
are consistent with local laws and regulations.
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
Plans are presented in the following tables, using the measurement dates of December 31, 2020 and 2019, respectively.
The reconciliation of the projected benefit obligations for the plans at December 31, 2020 and 2019 is as follows (in thousands):

	2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$—	$21,186	$103,366	$972	$17,724	$93,722
Service cost	—	665	4,519	—	499	4,339
Employee contributions	—	1,149	514	—	1,214	499
Interest cost	—	711	1,413	29	777	1,735
Actuarial losses (gains)	—	2,788	2,624	(32)	2,081	13,385
Benefits paid	—	(1,130)	(1,474)	—	(1,109)	(3,281)
Plan settlements	—	—	(1,449)	(969)	—	(7,407)
Other plans	—	—	—	—	—	1,598
Currency impact	—	—	10,077	—	—	(1,224)

Projected benefit obligation, December 31	$—	$25,369	$119,590	$—	$21,186	$103,366

9
3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the fair value of the plan assets at December 31, 2020 and 2019 is as follows (in thousands):

	2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$—	$13,773	$83,011	$—	$11,080	$81,587
Actual return on plan assets	—	1,967	1,395	—	2,140	6,237
Company contributions	—	409	3,581	969	448	6,103
Employee contributions	—	1,149	514	—	1,214	499
Plan settlements	—	—	(1,449)	(969)	—	(7,044)
Benefits paid	—	(1,130)	(1,474)	—	(1,109)	(3,281)
Other plans	—	—	—	—	—	82
Currency impact	—	—	8,312	—	—	(1,172)

Fair value of plan assets, December 31	$—	$16,168	$93,890	$—	$13,773	$83,011

The summary of the funded status for the plans at December 31, 2020 and 2019 is as follows (in thousands):

	2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$—	$(25,369)	$(119,590)	$—	$(21,186)	$(103,366)
Fair value of plan assets	—	16,168	93,890	—	13,773	83,011

Funded status	$—	$(9,201)	$(25,700)	$—	$(7,413)	$(20,355)

T
h
e change in the Company’s projected benefit obligation for the year ended December 31, 2020 was primarily due to fluctuations in foreign currency exchange rates during the year, net actuarial losses that arose during the year driven by a decline in discount rates and differences between expected and actual return on plan assets. The change in the Company’s projected benefit obligation for the year ended December 31, 2019 was primarily due to net actuarial losses that arose during the year driven by a decline in discount rates and differences between expected and actual return on plan assets.
The summary of the amounts recognized in the consolidated balance sheets for the plans at Dec
e
mber 31, 2020 and 2019 is as follows (in thousands):

	2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$—	$971	$—	$—	$1,466
Current liabilities	—	(409)	(1,999)	—	(448)	(4)
Long-term liabilities	—	(8,792)	(24,672)	—	(6,965)	(21,817)

Net amount recognized at December 31	$—	$(9,201)	$(25,700)	$—	$(7,413)	$(20,355)

The accumulated benefit obligation for all defined benefit pension plans was $103 million and $88 million at December 31,

2020 and
2019
, respectively
.
9
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the
Non-U.S.
Pension Plans that have accumulated benefit obligations in excess of plan assets at December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Accumulated benefit obligations	$84,940	$73,644
Fair value of plan assets	$68,334	$60,832
The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations in excess of plan assets at December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Projected benefit obligations	$107,093	$92,984
Fair value of plan assets	$80,422	$71,163
The sum
m
ary of the components of net periodic pension costs for the plans for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020			2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$665	$4,519	$—	$499	$4,339	$568	$566	$5,368
Interest cost	—	711	1,413	29	777	1,735	6,491	636	1,707
Expected return on plan assets	—	(871)	(1,874)	—	(706)	(2,154)	(6,833)	(706)	(1,974)
Settlement loss	—	—	235	27	—	1,548	45,157	—	—
Net amortization:
Prior service credit	—	(19)	(163)	—	(19)	(108)	—	(19)	(108)
Net actuarial loss	—	—	1,571	—	—	531	3,082	—	680

Net periodic pension cost	$—	$486	$5,701	$56	$551	$5,891	$48,465	$477	$5,673

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020			2019			2018
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service cost	$—	$—	$—	$—	$—	$—	$—	$130	$44
Net (loss) gain arising during the year	—	(1,692)	(3,104)	32	(648)	(8,940)	(10,616)	(670)	4,088
Amortization:
Prior service credit	—	(19)	(163)	—	(19)	(108)	—	(19)	(35)
Net loss	—	—	1,806	27	—	2,079	48,239	—	680
Other Plans	—	—	—	—	—	18	—	—	(354)
Currency impact	—	—	(2,225)	—	—	178	—	—	583

Total recognized in other comprehensive income (loss)	$—	$(1,711)	$(3,686)	$59	$(667)	$(6,773)	$37,623	$(559)	$5,006

9
5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations.
The summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity (deficit) for the plans at December 31, 2020 and 2019 is as follows (in thousands):

	2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$—	$(2,423)	$(24,138)	$—	$(731)	$(20,600)
Prior service credit	—	74	358	—	93	506

Total	$—	$(2,349)	$(23,780)	$—	$(638)	$(20,094)

The plans’ investment asset mix is as follows at December 31, 2020 and 2019:

	2020		2019
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	67%	5%	64%	6%
Debt securities	33%	20%	36%	21%
Cash and cash equivalents	0%	1%	0%	1%
Insurance contracts and other	0%	74%	0%	72%

Total	100%	100%	100%	100%

The plans’ investment policies include the following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	30% - 90%	5%
Debt securities	35%	20% - 50%	20%
Cash and cash equivalents	0%	0% - 10%	10%
Insurance contracts and other	5%	0% - 10%	65%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2020 and 2019.
The fair value of the Company’s retirement plan assets are as follows at December 31, 2020 (in thousands):

	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	16,168	16,168	—	—

Total U.S. Retiree Healthcare Plan	16,168	16,168	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,188	1,188	—	—
Mutual funds (c)	23,582	23,582	—	—
Bank and insurance investment contracts (d)	69,120	—	—	69,120

Total Non-U.S. Pension Plans	93,890	24,770	—	69,120

Total fair value of retirement plan assets	$110,058	$40,938	$—	$69,120

The fair value of the Company’s retirement plan assets are as follows at December 31, 2019 (in thousands):

	Total at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (e)	13,773	13,773	—	—

Total U.S. Retiree Healthcare Plan	13,773	13,773	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	690	690	—	—
Mutual funds (f)	22,202	22,202	—	—
Bank and insurance investment contracts (d)	60,119	—	—	60,119

Total Non-U.S. Pension Plans	83,011	22,892	—	60,119

Total fair value of retirement plan assets	$96,784	$36,665	$—	$60,119

(a)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 36% in the common stock of large-cap
U.S. companies, 31% in the common stock of international growth companies and 33% in fixed income bonds of U.S. companies and the U.S. government
.

(b)	Primarily represents deposit account funds held with various financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)
The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 64% in international bonds, 19% in the common stock of international companies and 17% in various other global investments.

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

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2020 and 2019 (in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2018	$56,718
Net purchases (sales) and appreciation (depreciation)	3,401

Fair value of assets, December 31, 2019	60,119
Net purchases (sales) and appreciation (depreciation)	9,001

Fair value of assets, December 31, 2020	$69,120

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2020, 2019 and 2018 are as follows:

	2020		2019			2018
	U.S.	Non-U.S.	U.S.		Non-U.S.	U.S.	Non-U.S.
Discount rate	2.25%	1.12%	3.42%		1.38%	4.40%	1.95%
Increases in compensation levels	* *	2.69%	*	*	2.83%	* *	2.66%
Interest crediting rat e	5.25%	0.85%	5.25%		0.79%	5.25%	0.81%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020		2019			2018
	U.S.	Non-U.S.	U.S.		Non-U.S.	U.S.		Non-U.S.
Discount rate	3.42%	1.98%		4.41%	2.25%		3.96%	1.93%
Return on plan assets	6.25%	2.99%		6.25%	3.11%		4.35%	2.75%
Increases in compensation levels	* *	3.62%	*	*	3.20%	*	*	2.70%
Interest crediting rat e	5.25%	0.63%		5.25%	0.58%		5.25%	0.6 0%

**	Not applicable

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
During fiscal year 2021, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2020 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2021	$1,279	$5,177	$6,456
2022	1,338	3,539	4,877
2023	1,460	3,086	4,546
2024	1,534	3,204	4,738
2025	1,549	4,436	5,985
2026 - 2030	7,790	23,898	31,688
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net sales for the Company’s products and services are as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Product net sales:
Waters instrument systems	$890,855	$963,871	$1,000,625
Chemistry consumables	432,080	412,018	400,287
TA instrument systems	174,398	191,300	204,081

Total product sales	1,497,333	1,567,189	1,604,993
Service net sales:
Waters service	794,189	761,594	738,433
TA service	73,843	77,813	76,503

Total service sales	868,032	839,407	814,936

Total net sales	$2,365,365	$2,406,596	$2,419,929

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net Sales:
Asia:
China	$404,352	$439,557	$443,321
Japan	179,815	180,707	173,357
Asia Other	315,010	318,848	305,613

Total Asia	899,177	939,112	922,291
Americas:
United States	678,313	692,277	683,596
Americas Other	119,529	137,964	151,581

Total Americas	797,842	830,241	835,177
Europe	668,346	637,243	662,461

Total net sales	$2,365,365	$2,406,596	$2,419,929

None of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Pharmaceutical	$1,386,966	$1,365,275	$1,365,731
Industrial	707,772	719,377	737,144
Academic and governmental	270,627	321,944	317,054

Total net sales	$2,365,365	$2,406,596	$2,419,929

10
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net sales recognized at a point in time:
Instrument systems	$1,065,253	$1,155,171	$1,204,706
Chemistry consumables	432,080	412,018	400,287
Service sales recognized at a point in time (time & materials)	365,776	323,247	317,549

Total net sales recognized at a point in time	1,863,109	1,890,436	1,922,542
Net sales recognized over time:
Service and software sales recognized over time (contracts)	502,256	516,160	497,387

Total net sales	$2,365,365	$2,406,596	$2,419,929

Long-lived assets information at December 31, 2020 and 2019 is presented below (in thousands):

	2020	2019	2018
Long-lived assets:
United States	$350,615	$276,891	$203,664
Americas Other	1,179	1,929	1,680

Total Americas	351,794	278,820	205,344
Europe	119,978	116,734	118,513
Asia	22,231	21,788	19,226

Total long-lived assets	$494,003	$417,342	$343,083

The Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19    Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$464,939	$519,984	$593,784	$786,658	$2,365,365
Costs and operating expenses:
Cost of sales	210,644	213,134	262,342	320,569	1,006,689
Selling and administrative expenses	147,735	117,449	135,430	153,084	553,698
Research and development expenses	34,989	31,155	34,971	39,662	140,777
Purchased intangibles amortization	2,625	2,618	2,657	2,687	10,587
Asset impairments	—	—	—	6,945	6,945
Litigation provisions	666	514	—	—	1,180

Total costs and operating expenses	396,659	364,870	435,400	522,947	1,719,876

Operating income	68,280	155,114	158,384	263,711	645,489
Other (expense) income	(374)	(736)	(1,039)	374	(1,775)
Interest expense	(14,079)	(13,018)	(10,915)	(11,058)	(49,070)
Interest income	4,036	4,003	4,007	4,224	16,270

Income before income taxes	57,863	145,363	150,437	257,251	610,914
Provision for income taxes	4,301	22,434	23,668	38,940	89,343

Net income	$53,562	$122,929	$126,769	$218,311	$521,571

Net income per basic common share	0.86	1.98	2.04	3.51	8.40
Weighted-average number of basic common shares	62,232	61,944	62,002	62,170	62,094
Net income per diluted common share	0.86	1.98	2.03	3.49	8.36
Weighted-average number of diluted common shares and equivalents	62,626	62,184	62,303	62,501	62,414

10
2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$513,862	$599,162	$577,278	$716,294	$2,406,596
Costs and operating expenses:
Cost of sales	221,031	249,546	241,055	299,068	1,010,700
Selling and administrative expenses	134,339	133,208	126,036	141,208	534,791
Research and development expenses	35,060	36,490	34,333	37,072	142,955
Purchased intangibles amortization	2,281	2,264	2,619	2,529	9,693

Total costs and operating expenses	392,711	421,508	404,043	479,877	1,698,139

Operating income	121,151	177,654	173,235	236,417	708,457
Other expense	(525)	(342)	(496)	(2,223)	(3,586)
Interest expense	(11,563)	(11,448)	(11,456)	(14,223)	(48,690)
Interest income	8,315	5,871	3,455	4,417	22,058

Income before income taxes	117,378	171,735	164,738	224,388	678,239
Provision for income taxes	8,392	27,325	26,605	23,719	86,041

Net income	$108,986	$144,410	$138,133	$200,669	$592,198

Net income per basic common share	1.52	2.09	2.09	3.15	8.76
Weighted-average number of basic common shares	71,704	68,989	66,226	63,795	67,627
Net income per diluted common share	1.51	2.08	2.07	3.12	8.69
Weighted-average number of diluted common shares and equivalents	72,415	69,494	66,768	64,348	68,166
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
During the fourth quarter of 2020, the Company recorded a
non-cash
charge of $10 million for the impairment of certain intangible assets associated with its 2014 acquisition of Medimass. The impairment charge was due to a shift in strategic priorities. In conjunction with the intangible asset impairment the Company also reduced its liability for contingent consideration of $3 million during 2020 as the carrying value of this liability is based on the future sales of the Medimass intangible assets that were impaired. The net impact of $7 million is reported separately within the consolidated statements of operations
.

10
3

Item 9
:
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form
10-K.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page
5
2
 of this Form
10-K.
Report of the Independent Registered Public Accounting Firm
See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page
5
3
 of this Form
10-K.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B:

 Other Information
None.

10
4

PART III

Item 10:	Directors, Executive Officers and Corporate Governance
Information regarding the Company’s directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is contained in the definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference. Information regarding the Company’s executive officers is contained in Part I of this
Form 10-K.
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
This information is contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the Equity Compensation Plan information set forth below, this information is contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2020 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,476	$179.59	7,195
Equity compensation plans not approved by security holders	—	—	—

Total	1,476	$179.59	7,195

(1)
Column (a) includes an aggregate of 408 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 14, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence
This information is contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services
This information is contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV
Item 15:
 Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:

(1)	Financial Statements:
The consolidated financial statements of the Company and its subsidiaries are filed as part of this
Form 10-K
and are set forth on pages 56 to 103. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, dated February 24, 2021, is set forth beginning on page 53 of this
Form 10-K.

(2)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)(P)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of October 8, 2020.(33)

4.1	Description of Registrant’s Securities

10.1	Waters Corporation Retirement Plan.(2)(P)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(6)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(8)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(9)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(11)(*)

10.10	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Mark T. Beaudouin.(12)(*)

10.11	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Elizabeth B. Rae.(12)(*)

10.12	Change of Control/Severance Agreement, dated as of February 27, 2008, between Waters Corporation and Eugene G. Cassis.(21)(*)

10.13	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

Exhibit Number	Description of Document

10.14	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.15	2014 Waters Corporation Management Incentive Plan.(21)(*)

10.16	Waters Corporation 2009 Employee Stock Purchase Plan.(14)(*)

10.17	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

10.18	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.19	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.20	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.21	Form of Waters 2012 Stock Option Agreement - Executive Officers.(18)(*)

10.22	Form of Waters 2012 Stock Option Agreement - Directors.(18)(*)

10.23	Form of Waters 2012 Restricted Stock Agreement - Directors.(18)(*)

10.24	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting.(19)(*)

10.25	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting.(19)(*)

10.26	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein.(20)

10.27	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira.(22)(*)

10.28	President and Chief Executive Employment Agreement.(23)(*)

10.29	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell.(23)(*)

10.30	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein.(24)

10.31	Form of Waters 2012 Performance Stock Unit Award Agreement.(25)(*)

10.32	Senior Vice President and Chief Financial Officer Employment Agreement.(26)(*)

10.33	Change of Control/Severance Agreement, dated as of January 9, 2017, between Waters Corporation and Sherry L. Buck.(26)(*)

10.34	Form of Change of Control/Severance Agreement.(27)(*)

10.35	Employment Agreement, dated July 21, 2017, between Waters Corporation and Dr. Rohit Khanna.(28)(*)

10.36	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(30)

10.37	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(31)

10.38	Second Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(31)

10.39	First Amendment to the Note Purchase Agreement, dated as of March 15, 2011.(31)

Exhibit Number	Description of Document

10.40	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014.(31)

10.41	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016.(31)

10.42	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein.(32)

10.43	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan.(36)(*)

10.44	Chief Executive Officer Transition and Separation Agreement, dated June 17, 2020, between Waters Corporation and Christopher J. O’Connell.(34)(*)

10.45	President and Chief Executive Employment Agreement, dated July 14, 2020, between Waters Corporation and Udit Batra.(34)(*)

10.46	Change of Control/Severance Agreement, dated as of July 14, 2020, between Waters Corporation and Udit Batra.(34)(*)

10.47	Waters Corporation 2020 Equity Incentive Plan.(35)(*)

10.48	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.49	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.50	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.51	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.52	Employee (Non-CEO) PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.53	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101
The following materials from Waters Corporation’s Annual Report on Form
10-K
for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96934).

(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).

(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).

(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).

(6)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).

(7)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).

(8)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 29, 2008 (File No. 001-14010).

(13)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2009 (File No. 001-14010).

(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).

(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).

(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).

(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).

(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).

(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).

(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010).

(21)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2015 (File No. 001-14010).

(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2015 (File No. 001-14010).

(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 7, 2015 (File No. 001-14010).

(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010).

(26)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 24, 2017 (File No. 001-14010).

(27)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010).

(28)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 3, 2017 (File No. 001-14010).

(29)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 8, 2017 (File No. 001-14010).

(30)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010).

(31)	Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010).

(32)	Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010).

(33)	Incorporated by reference to the Registrant’s Report on Form 8-K dated October 8, 2020 (File No. 001-14010).

(34)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010).

(35)	Incorporated by reference to Exhibit 4.2 of the Registration Statement filed on Form S-8 dated June 8, 2020 (File No. 333-239020).

(36)	Incorporated by reference to the Registrant’ Report on Form 10-K dated February 25, 2020 (File
No. 001-14010).

(P)	Paper Filing

(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

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

(b)	See Item 15 (a) (2) above.

Item 16:	Form 10-K Summary
The optional summary in Item 16 has not been included in this Form
10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS CORPORATION

/s/ Michael F. Silveira
Michael F. Silveira
Interim Chief Financial Officer
(principal financial officer)
(principal accounting officer)
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

/s/ Dr. Flemming Ornskov, M.D., M.P.H.	Chairman of the Board of Directors
Dr. Flemming Ornskov, M.D., M.P.H.

/s/ Dr. Udit Batra	President and Chief Executive Officer
Dr. Udit Batra	Director (principal executive officer)

/s/ Michael F. Silveira	Interim Chief Financial Officer
Michael F. Silveira	(principal financial officer) (principal accounting officer)

/s/ Linda Baddour	Director
Linda Baddour

/s/ Dr. Michael J. Berendt	Director
Dr. Michael J. Berendt

/s/ Edward Conard	Director
Edward Conard

/s/ Dr. Pearl S. Huang	Director
Dr. Pearl S. Huang

/s/ Gary Hendrickson	Director
Gary Hendrickson

/s/ Christopher A. Kuebler	Director
Christopher A. Kuebler

/s/ JoAnn A. Reed	Director
JoAnn A. Reed

/s/ Thomas P. Salice	Director
Thomas P. Salice

112