Form 10-Q
period 2021-04-03
WATERS CORP /DE/
filed 2021-05-06
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
of the Act).    Yes  ☐

  No  ☒
Indicate the number of shares outstanding of the registrant’s common stock as of April 30, 2021: 61,700,498

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:
Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 3, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$683,783	$436,695
Investments	125,986	6,451
Accounts receivable, net	550,677	573,316
Inventories	327,967	304,281
Other current assets	79,510	80,290

Total current assets	1,767,923	1,401,033
Property, plant and equipment, net	513,719	494,003
Intangible assets, net	240,853	258,645
Goodwill	438,139	444,362
Operating lease assets	88,283	93,252
Other assets	162,646	148,625

Total assets	$3,211,563	$2,839,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$100,000	$150,000
Accounts payable	81,511	72,212
Accrued employee compensation	35,104	72,166
Deferred revenue and customer advances	280,848	198,240
Current operating lease liabilities	26,908	27,764
Accrued income taxes	82,642	76,558
Accrued warranty	10,705	10,950
Other current liabilities	167,331	197,093

Total current liabilities	785,049	804,983
Long-term liabilities:
Long-term debt	1,603,090	1,206,515
Long-term portion of retirement benefits	72,756	72,620
Long-term income tax liabilities	357,824	357,493
Long-term operating lease liabilities	61,503	68,197
Other long-term liabilities	100,379	97,968

Total long-term liabilities	2,195,552	1,802,793

Total liabilities	2,980,601	2,607,776

Commitments and contingencies (Notes 6 , 7 and 1 1 )

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at April 3, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 161,859 and 161,666 shares issued, 61,847 and 62,309 shares outstanding at April 3, 2021 and December 31, 2020, respectively	1,619	1,617
Additional paid-in capital	2,054,076	2,029,465
Retained earnings	7,256,116	7,107,989
Treasury stock, at cost, 100,012 and 99,357 shares at April 3, 2021 and December 31, 2020, respectively	(8,969,643)	(8,788,984)
Accumulated other comprehensive loss	(111,206)	(117,943)

Total stockholders’ equity	230,962	232,144

Total liabilities and stockholders’ equity	$3,211,563	$2,839,920

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands, except per share data)
Revenues:
Product sales	$382,022	$274,183

Service sales	226,523	190,756

Total net sales	608,545	464,939

Costs and operating expenses:
Cost of product sales	158,876	119,839

Cost of service sales	95,271	90,805

Selling and administrative expenses	143,196	147,735

Research and development expenses	38,092	34,989

Purchased intangibles amortization	1,840	2,625

Litigation provision	—	666

Total costs and operating expenses	437,275	396,659

Operating income	171,270	68,280

Other income (expense ), net	9,359	(374)

Interest expense	(10,946)	(14,079)

Interest income	4,101	4,036

Income before income taxes	173,784	57,863

Provision for income taxes	25,657	4,301

Net income	$148,127	$53,562

Net income per basic common share	$2.38	$0.86

Weighted-average number of basic common shares	62,260	62,232

Net income per diluted common share	$2.37	$0.86

Weighted-average number of diluted common shares and equivalents	62,632	62,626
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Net income	$148,127	$53,562

Other comprehensive income (loss):

Foreign currency translation	5,825	(19,344)

Unrealized losses on investments before income taxes	(10)	—

Unrealized losses on investments, net of tax	(10)	—

Retirement liability adjustment before reclassifications	1,054	296
Amounts reclassified to other income	216	340

Retirement liability adjustment before income taxes	1,270	636
Income tax expense	(348)	(238)

Retirement liability adjustment, net of tax	922	398

Other comprehensive income (loss)	6,737	(18,946)

Comprehensive income	$154,864	$34,616

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$148,127	$53,562
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,305	9,196
Deferred income taxes	2,787	(2,525)
Depreciation	16,343	15,708
Amortization of intangibles	15,013	13,480
Change in operating assets and liabilities:
Decrease in accounts receivable	7,945	54,026
Increase in inventories	(30,544)	(29,399)
Increase in other current assets	(3,080)	(5,036)
(Increase) decrease in other assets	(4,219)	2,745
Decrease in accounts payable and other current liabilities	(29,758)	(15,825)
Increase in deferred revenue and customer advances	89,048	46,465
(Decrease) increase in other liabilities	(1,563)	9,238

Net cash provided by operating activities	218,404	151,635
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(39,503)	(51,130)
Business acquisitions, net of cash acquired	—	(76,664)
Purchases of investments	(122,640)	(3,520)
Maturities and sales of investments	3,139	1,139

Net cash used in investing activities	(159,004)	(130,175)
Cash flows from financing activities:
Proceeds from debt issuances	500,000	315,000
Payments on debt	(150,000)	(100,366)
Payments of debt issuance costs	(3,637)	—
Proceeds from stock plans	16,295	11,743
Purchases of treasury shares	(173,305)	(196,226)
(Payments for) proceeds from derivative contracts	(578)	2,767

Net cash provided by financing activities	188,775	32,918
Effect of exchange rate changes on cash and cash equivalents	(1,087)	(32)

Increase in cash and cash equivalents	247,088	54,346
Cash and cash equivalents at beginning of period	436,695	335,715

Cash and cash equivalents at end of period	$683,783	$390,061

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)
Net income	—	—	—	53,562	—	—	53,562
Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Other comprehensive loss	—	—	—	—	—	(18,946)	(18,946)
Issuance of common stock for employees:
Employee Stock Purchase Plan	9	—	1,736	—	—	—	1,736
Stock options exercised	81	1	10,124	—	—	—	10,125
Treasury stock	—	—	—	—	(176,225)	—	(176,225)
Stock-based compensation	133	2	9,013	—	—	—	9,015

Balance March 28, 2020	161,253	$1,613	$1,947,626	$6,639,980	$(8,788,801)	$(138,417)	$(337,999)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	148,127	—	—	148,127
Other comprehensive income	—	—	—	—	—	6,737	6,737
Issuance of common stock for employees:
Employee Stock Purchase Plan	11		1,855	—	—	—	1,855
Stock options exercised	95	1	15,129	—	—	—	15,130
Treasury stock	—	—	—	—	(180,659)	—	(180,659)
Stock-based compensation	87	1	7,627	—	—	—	7,628

Balance April 3, 2021	161,859	$1,619	$2,054,076	$7,256,116	$(8,969,643)	$(111,206)	$230,962

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s first fiscal quarters for 2021 and 2020 ended on April 3, 2021 and March 28, 2020, respectively.
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
for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021.
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
Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global
COVID-19
pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. Since being declared a pandemic in March 2020 by the World Health Organization,
COVID-19
has continued to spread throughout the U.S. and globally. The
COVID-19
pandemic has caused significant volatility and uncertainty in U.S. and international markets, which has disrupted and is expected to continue to disrupt the Company’s business and could result in a prolonged economic downturn. The Company operates in over 35 countries, including those in regions most impacted by the
COVID-19
pandemic.

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
For the Company’s foreign operations, assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date, while revenues and expenses are translated at average exchange rates prevailing during the respective period. Any resulting translation gains or losses are included in accumulated other comprehensive income in the consolidated balance sheets.
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 3, 2021 and December 31, 2020, $317 million out of $810 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $256 million out of $810 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 3, 2021 and December 31, 2020, respectively.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has very limited use of rebates and other cash considerations payable to customers and, as a result, the transaction price determination does not have any material variable consideration. The Company does not consider there to be significant concentrations of credit risk with respect to trade receivables due to the short-term nature of the balances, the Company having a large and diverse customer base, and the Company having a strong historical experience of collecting receivables with minimal defaults. As a result, credit risk is considered low across territories and trade receivables are considered to be a single class of financial asset. The allowance for credit losses is based on a number of factors and is calculated by applying a historical loss rate to trade receivable aging balances to estimate a general reserve balance along with an additional adjustment for any specific receivables with known or anticipated issues affecting the likelihood of recovery. Past due balances with a probability of default based on historical data as well as relevant available forward-looking information are included in the specific adjustment. The historical loss rate is reviewed on at least an annual basis and the allowance for credit losses is reviewed quarterly for any required adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s allowance for credit losses for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Balance at Beginning of Period	Impact of CECL Adoption	Additions	Deductions	Balance at End of Period

Allowance for Credit Losses
April 3, 2021	$14,381	$—	$775	$(1,561)	$13,595
March 28, 2020	$9,560	$985	$3,506	$(1,749)	$12,302
Other Investments
During the three months ended April 3, 2021, the Company recorded an unrealized gain on an equity security still held at the reporting date of approximately $10 million within other income (expense) on the income statement. This unrealized gain was recorded as an upward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of April 3, 2021 and December 31, 2020. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at April 3, 2021 (in thousands):

	Total at April 3, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury securities	$12,061	$—	$12,061	$—
Corporate debt securities	119,800	—	119,800	—
Time deposits	58,712	—	58,712	—
Waters 401(k) Restoration Plan assets	39,605	39,605	—	—
Foreign currency exchange contracts	208	—	208	—

Total	$230,386	$39,605	$190,781	$—

Liabilities:
Contingent consideration	$1,225	$—	$—	$1,225
Foreign currency exchange contracts	241	—	241	—
Interest rate cross-currency swap agreements	20,030	—	20,030	—

Total	$21,496	$—	$20,271	$1,225

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Time deposits	$6,451	$—	$6,451	$—
Waters 401(k) Restoration Plan assets	38,988	38,988	—	—
Foreign currency exchange contracts	836	—	836	—

Total	$46,275	$38,988	$7,287	$—

Liabilities:
Contingent consideration	$1,185	$—	$—	$1,185
Foreign currency exchange contracts	185	—	185	—
Interest rate cross-currency swap agreements	44,996	—	44,996	—

Total	$46,366	$—	$45,181	$1,185

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
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the December 2020 acquisition of Integrated Software Solutions (“ISS”) and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the estimated future results and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be

$
1

million at both
April 3, 2021 and December 31, 2020. The fair value is based on the achievement of certain revenue and customer account milestones over the two years after the acquisition date.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $1.4 billion and $910 million at April 3, 2021 and December 31, 2020, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.3 billion and $1.0 billion at April 3, 2021 and December 31, 2020, respectively, using Level 2 inputs.
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
Interest Rate Cross-Currency Swap Agreements
As of April 3, 2021, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $520 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	April 3, 2021		December 31, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$36,131	$208	$66,690	$836
Other current liabilities	$25,423	$241	$20,000	$185

Interest rate cross-currency swap agreements:
Other liabilities	$520,000	$(20,030)	$560,000	$(44,996)
Accumulated other comprehensive loss		$23,751		$44,996
The following is a summary of the activity included in the statements of comprehensive income related to the foreign currency exchange contracts (in thousands):

	Financial	Three Months Ended
	Statement Classification	April 3, 2021	March 28, 2020
Foreign currency exchange contracts:

Realized gains (losses) on closed contracts	Cost of sales	$1,667	$(2,981)
Unrealized (losses) gains on open contracts	Cost of sales	(753)	1,325

Cumulative net pre-tax gains (losses)	Cost of sales	$914	$(1,656)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$3,827	$3,714
Unrealized gains on contracts, net	Stockholders’ equity (deficit)	$21,244	$5,522

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. During the three months ended April 3, 2021 and March 28, 2020, the Company repurchased 0.6 million and 0.8 million shares of the Company’s outstanding common stock at a cost of $173 million and $167 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the

Company
repurchased
$8 million and $9
million of common stock related to the vesting of restricted stock units during the three months ended April 3, 2021 and March 28, 2020, respectively. As of April 3, 2021, the Company had repurchased an aggregate of 11.8 million shares at a cost of $2.6 billion under the January 2019 repurchase program and had a total of $1.4 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
The Company had $7 million of treasury stock purchases that were accrued and unsettled at April 3, 2021. These transactions were settled in April 2021, during the Company’s second quarter.
The Company had $20

million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. The Company did not have any unsettled treasury stock purchases as of December 31, 2020 or March 28, 2020.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period

Accrued warranty liability:
April 3, 2021	$10,950	$2,337	$(2,582)	$10,705
March 28, 2020	$11,964	$1,671	$(2,619)	$11,016
Restructuring
In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3% of the Company’s employees.
During the three months ended March 28, 2020, the Company
incurred
$18
million of severance-related costs, lease termination costs and other related costs. The Company did not incur any restructuring charges during the three months ended April 3, 2021.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	April 3, 2021	March 28, 2020
Balance at the beginning of the period	$239,759	$213,695
Recognition of revenue included in balance at beginning of the period	(94,078)	(82,604)
Revenue deferred during the period, net of revenue recognized	182,384	138,430

Balance at the end of the period	$328,065	$269,521

The Company classified $47 million and $42 million of deferred revenue and customer advances in other long-term liabilities at April 3, 2021 and December 31, 2020, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

April 3, 2021
Deferred revenue and customer advances expected to be recognized in:
One year or less	$280,848
13-24 months	25,860
25 months and beyond	21,357

Total	$328,065

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	April 3, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

U.S. Treasury securities	$12,061	$—	$—	$12,061
Corporate debt securities	119,810	7	(17)	119,800
Time deposits	58,712	—	—	58,712

Total	$190,583	$7	$(17)	$190,573

Amounts included in:
Cash equivalents	$64,590	$1	$(4)	$64,587
Investments	125,993	6	(13)	125,986

Total	$190,583	$7	$(17)	$190,573

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

Amounts included in:
Investments	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	April 3, 2021	December 31, 2020
Due in one year or less	$164,762	$6,451
Due after one year through three years	25,811	—

Total	$190,573	$6,451

4 Inventories
Inventories are classified as follows (in thousands):

	April 3, 2021	December 31, 2020
Raw materials	$141,600	$133,490
Work in progress	21,689	18,678
Finished goods	164,678	152,113

Total inventories	$327,967	$304,281

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $438 million and $444 million at April 3, 2021 and December 31, 2020, respectively. The effect of foreign currency translation decreased goodwill by $6 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	April 3, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period

Capitalized software	$563,157	$403,614	5 years	$584,452	$409,847	5 years
Purchased intangibles	202,828	160,028	11 years	205,585	160,342	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	5,960	5,773	6 years	5,923	5,697	6 years
Patents and other intangibles	92,321	63,678	8 years	90,699	61,808	8 years

Total	$873,946	$633,093	7 years	$896,339	$637,694	7 years

The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $27 million and $19 million, respectively, in the three months ended April 3, 2021 due to the effects of foreign currency translation. Amortization expense for intangible assets was $15 million and $13 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Amortization expense for intangible assets is estimated to be $62 million per year for each of the next five years.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6 Debt
In March 2021, the Company issued the following senior unsecured notes:

Senior Unsecured Notes	Term	Interest Rate	Face Value (in millions)	Maturity Date

Series N	5 years	1.68%	$100	March 2026
Series O	10 years	2.25%	$400	March 2031
The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. Interest on the Series N and O Senior Notes is payable semi-annually. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, plus the applicable make-whole amount for Series N and O Senior Notes, in each case, upon no more than 60 nor less than 20 days’ written notice to the holders of the Senior Notes.

In the event of a change in control (as defined in the note purchase agreement) of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Other provisions for these senior unsecured notes are similar to the existing senior unsecured notes, as described below.
In November 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) that provides for a $1.5 billion revolving facility and a $300 million term loan. As of April 3, 2021 and December 31, 2020, the revolving facility and term loan had a total of $300 million and $400 million, respectively, outstanding and mature on November 30, 2022 and require no scheduled prepayments before that date.
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
As of April 3, 2021 and December 31, 2020, the Company had a total of $1.4 billion and $1.0 billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at April 3, 2021 and December 31, 2020 (in thousands):

	April 3, 2021	December 31, 2020
Senior unsecured notes - Series E - 3.97%, due March 2021	—	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	100,000	100,000

Total notes payable and debt, current	100,000	150,000

Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	—
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	—
Credit agreement	300,000	400,000
Unamortized debt issuance costs	(6,910)	(3,485)

Total long-term debt	1,603,090	1,206,515

Total debt	$1,703,090	$1,356,515

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of April 3, 2021 and December 31, 2020, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.5 billion and $1.4 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.68% and 2.92% at April 3, 2021 and December 31, 2020, respectively. As of April 3, 2021, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $122 million and $109 million at April 3, 2021 and December 31, 2020, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of April 3, 2021
or
December 31, 2020.
As of April 3, 2021, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $520 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
7 Income Taxes
The four principal
 jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were
21
%,
12.5
%,
19
% and

%, respectively, as of April
3
,
2021
. The Company ha
d
 a contractual tax rate of
0
% on qualifying activities in Singapore through
March 2021
, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of
5
% on certain types of income for the period April
1
,
2021
through March
31
,
2026
. The effect of applying the
0
% concessionary income tax rate rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income for the three
months ended April
3
,
2021
and March
28
,
2020
by
$4 million
and $
2
 million, respectively, and increased the Company’s net income per diluted share by $
0.06
and $
0.04
, respectively.
The Company’s effective
tax
rate for the three months ended April 3, 2021 and March 28, 2020 was 14.8% and 7.4%, respectively. The income tax provision includes a $2 million income tax benefit related to stock-based compensation for both
the three months ended April 3, 2021 and March 28, 2020. The effective tax rate for the three months ended

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
March 28, 2020 included a $4 million income tax benefit related to certain restructuring charges. This income tax benefit decreased the effective tax rate by 7.1 percentage points for the three months ended March 28, 2020. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax income recognized in jurisdictions with different effective tax rates.
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
The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	April 3, 2021	March 28, 2020
Balance at the beginning of the period	$28,666	$27,790
Net reductions for lapse of statutes taken during the period	(95)	(101)
Net additions for tax positions taken during the current period	289	203

Balance at the end of the period	$28,860	$27,892

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 201
5
. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of April 3, 2021, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Stock-Based Compensation
The Company maintains various stockholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified
stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units and performance stock units).
In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of April 3, 2021, the 2020 Plan had 6.5 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less
than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten yearsafter the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of April 3, 2021, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under the 2020 Plan.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

The consolidated statements of operations for the three months ended April 3, 2021 and March 28, 2020 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cost of sales	$633	$570
Selling and administrative expenses	6,420	7,373
Research and development expenses	1,252	1,253

Total stock-based compensation	$8,305	$9,196

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the three months ended April 3, 2021 and March 28, 2020 are as follows:

	Three Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	April 3, 2021	March 28, 2020

Options issued in thousands	139	227
Risk-free interest rate	0.8%	1.4%
Expected life in years	6	6
Expected volatility	33.1%	26.5%
Expected dividend s	—	—

	Three Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	April 3, 2021	March 28, 2020
Exercise price	$277.32	$216.08
Fair value	$91.63	$61.70

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the three months ended April 3, 2021 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share

Outstanding at December 31, 2020	1,067	$75.94	to	$238.52	$179.59
Granted	139	$250.15	to	$280.80	$277.32
Exercised	(95)	$99.22	to	$238.52	$159.10
Canceled	(125)	$139.51	to	$224.37	$183.98

Outstanding at April 3, 2021	986	$75.94	to	$266.05	$194.77

Restricted Stock
During the three months ended April 3, 2021, the Company granted four thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $250.15
.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the three months ended April 3, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2020	271	$202.00
Granted	76	$279.66
Vested	(80)	$182.14
Forfeited	(3)	$210.35

Unvested at April 3, 2021	264	$230.28

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

In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the three months ended April 3, 2021 and March 28, 2020 are as follows:

	Three Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	April 3, 2021	March 28, 2020
Performance stock units issued (in thousands)	41	58
Risk-free interest rate	0.2%	1.3%
Expected life in years	2.9	2.9
Expected volatility	38.7%	25.1%
Average volatility of peer companies	34.7%	26.1%
Correlation coefficient	45.8%	36.6%
Expected dividends	—	—

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes the unvested performance stock unit award activity for the three months ended April 3, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2020	95	$230.36
Granted	41	$315.98
Vested	(5)	$242.94
Forfeited	(33)	$228.24

Unvested at April 3, 2021	98	$266.25

9 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended April 3, 2021
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$148,127	62,260	$2.38
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	372	(0.01)

Net income per diluted common share	$148,127	62,632	$2.37

	Three Months Ended March 28, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$53,562	62,232	$0.86
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	394	—

Net income per diluted common share	$53,562	62,626	$0.86

For the three
months
ended April 3, 2021 and March 28, 2020, the Company had 0.1 million and 0.2 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

10 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Loss on Retirement Plans	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(98,082)	$(19,861)	$—	$(117,943)
Other comprehensive loss, net of tax	5,825	922	(10)	6,737

Balance at April 3, 2021	$(92,257)	$(18,939)	$(10)	$(111,206)

11 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic
pension costs for the plans for the three months ended April 3, 2021 and March 28, 2020 is as follows (in thousands):

	Three Months Ended
	April 3, 2021		March 28, 2020
	U.S. Retiree	Non-U.S.	U.S. Retiree	Non-U.S.
	Healthcare	Pension	Healthcare	Pension
	Plan	Plans	Plan	Plans
Service cost	$233	$1,160	$151	$1,099
Interest cost	139	315	176	345
Expected return on plan assets	(255)	(466)	(219)	(456)
Net amortization:
Prior service credit	(5)	(41)	(5)	(40)
Net actuarial loss	—	262	—	385

Net periodic pension cost	$112	$1,230	$103	$1,333

During fiscal year 2021, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans.

12 Business Segment Information
The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker. As a result of this evaluation, the Company determined that it has twooperating segments: Waters
TM
and TA
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Net sales for the Company’s products and services are as follows for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Product net sales:
Waters instrument systems	$216,072	$142,829
Chemistry consumables	118,974	97,245
TA instrument systems	46,976	34,109

Total product sales	382,022	274,183
Service net sales:
Waters service	206,832	174,137
TA service	19,691	16,619

Total service sales	226,523	190,756

Total net sales	$608,545	$464,939

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Sales:
Asia:
China	$102,919	$47,231
Japan	50,296	45,089
Asia Other	76,327	66,760

Total Asia	229,542	159,080
Americas:
United States	162,433	143,898
Americas Other	34,924	28,278

Total Americas	197,357	172,176
Europe	181,646	133,683

Total net sales	$608,545	$464,939

Net sales by customer class are as follows for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Pharmaceutical	$360,148	$272,563
Industrial	183,273	143,354
Academic and government	65,124	49,022

Total net sales	$608,545	$464,939

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
Net sales for the Company recognized at a point in time versus over time are as follows for the three months ended April 3, 2021 and March 28, 2020 (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales recognized at a point in time:
Instrument systems	$263,048	$176,938
Chemistry consumables	118,974	97,245
Service sales recognized at a point in time (time & materials)	79,287	67,742

Total net sales recognized at a point in time	461,309	341,925
Net sales recognized over time:
Service and software sales recognized over time (contracts)	147,236	123,014

Total net sales	$608,545	$464,939

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In December 2019, accounting guidance was issued that simplifies the accounting for income taxes by removing certain exceptions within the current guidance, including the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. This guidance is effective for annual and interim periods beginning after December 15, 2020. The Company adopted this standard on January 1, 2021. The adoption
of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2020, accounting guidance was issued that clarifies the accounting guidance for equity method investments, joint ventures, and derivatives and hedging. The update clarifies the interaction between different sections of the accounting guidance that could be applicable and helps clarify which guidance should be applied in certain situations which should increase relevance and comparability of financial statement information. This guidance is effective for annual and interim periods beginning after December 15, 2020. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
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
,
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
14 Subsequent Events
The Company has evaluated for the occurrence of subsequent events through the issuance date of the Company’s consolidated financial statements. No other recognized or non-recognized
subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.
The Company has executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with that settlement, the Company will receive
 $10 million
in guaranteed payments, including minimum royalty payments, which will be recognized within other income in our consolidated statement of operations in the second quarter of
 2021.

Item 2:
 Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Business Overview
The Company has two operating segments: Waters
TM
and TA
TM
. Waters products and services primarily consist of high performance liquid chromatography (“HPLC”), ultra performance liquid chromatography (“UPLC
TM
” and, together with HPLC, referred to as “LC”), mass spectrometry (“MS”) and precision chemistry consumable products and related services. TA products and services primarily consist of thermal analysis, rheometry and calorimetry instrument systems and service sales. The Company’s products are used by pharmaceutical, biochemical, industrial, nutritional safety, environmental, academic and government customers. These customers use the Company’s products to detect, identify, monitor and measure the chemical, physical and biological composition of materials and to predict the suitability and stability of fine chemicals, pharmaceuticals, water, polymers, metals and viscous liquids in various industrial, consumer goods and healthcare products.
COVID-19
Pandemic
Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global
COVID-19
pandemic that has led to volatility and uncertainty in the U.S. and international markets. The Company is actively managing its business to respond to the
COVID-19
impact; however, the Company cannot reasonably estimate the length or severity of the
COVID-19
pandemic or the related response, or the extent to which the disruption may materially impact the Company’s business, consolidated financial position, consolidated results of operations or consolidated cash flows in the future.
During the three months ended April 3, 2021, the
COVID-19
pandemic did not materially impact the Company’s manufacturing facilities or those of the third parties to whom it outsources certain manufacturing processes, the distribution centers where its inventory is managed, or the operations of its logistics and other service providers. The Company also did not see material disruptions or delays in shipments of certain materials or components of its products.
The Company has taken decisive and appropriate actions throughout the pandemic, and continues to take proactive measures to guard the health of its global employee base and the safety of all customer interactions. The Company has implemented rigorous protocols to promote a safe work environment in all of its locations that are operational around the world and continues to closely monitor and update its multi-phase process for the safe return of employees to their physical workplaces as social distancing, governmental requirements, including capacity limitations, and other protocols allow.
The vast majority of the markets the Company serves, most notably the pharmaceutical, biomedical research, materials sciences, food/environmental and clinical markets, have continued to operate at various levels, and the Company is working closely with these customers to facilitate their seamless operation.
The
COVID-19
pandemic continues to be fluid with uncertainties and risks remaining across the global economy. During 2020, the Company took a proactive approach managing through this unpredictability and implemented a series of cost reduction actions, which included temporary salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility. These cost reductions were completed by the end of 2020; however, the Company’s plan will be adjusted accordingly depending on the pace of the recovery and any further governmental restrictions that may be implemented. The 2020 cost actions reduced the Company’s spending by approximately $100 million with 58% of these savings being realized by the end of the second quarter of 2020 and approximately 21% of the savings being realized in each of the third and fourth quarters of 2020. The majority of these cost saving actions were reinstated at the beginning of 2021 and as a result, the Company expects a significant increase in its expenses and a negative impact on its cash flows during the last three quarters of 2021 from a normalization of these costs.

Financial Overview
The Company’s operating results are as follows for the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020	% change
Revenues:
Product sales	$382,022	$274,183	39%
Service sales	226,523	190,756	19%

Total net sales	608,545	464,939	31%
Costs and operating expenses:
Cost of sales	254,147	210,644	21%
Selling and administrative expenses	143,196	147,735	(3%)
Research and development expenses	38,092	34,989	9%
Purchased intangibles amortization	1,840	2,625	(30%)
Litigation provision	—	666	(100%)

Operating income	171,270	68,280	151%
Operating income as a % of sales	28.1%	14.7%

Other income (expense), net	9,359	(374)	2,602%
Interest expense, net	(6,845)	(10,043)	(32%)

Income before income taxes	173,784	57,863	200%
Provision for income taxes	25,657	4,301	497%

Net income	$148,127	$53,562	177%

Net income per diluted common share	$2.37	$0.86	176%
Despite the various ongoing challenges caused by the
COVID-19
pandemic, the Company’s net sales increased 31% in the first quarter of 2021 as compared to the first quarter of 2020 driven by strong sales growth across all major geographies, end markets, and product categories. Overall, first quarter sales benefited from stronger demand for our products and services across all major geographies as a result of our customers continuing to resume laboratory and manufacturing operations, particularly in China where sales grew 118%. Foreign currency translation increased total sales by 4%. In addition, the Company’s first quarter of 2021 included five more calendar days than the first quarter of 2020.
Instrument system sales increased 49% in the quarter, due to customer demand continuing to increase to pre-pandemic
levels as customer laboratories and manufacturing facilities returned to normal operations. This strength was broad-based, particularly in LC,
LC-MS
and TA instrument system sales. Foreign currency translation increased instrument system sales by 4%. Recurring revenues (combined sales of precision chemistry consumables and services) increased 20% in the quarter, with foreign currency translation increasing sales by 5%. In the first quarter of 2021, recurring revenues benefited from five additional calendar days as compared to the first quarter of 2020.
Geographically, the Company’s sales growth was broad-based across all major regions as sales increased 44% in Asia, 15% in the Americas, and 36% in Europe, with the effect of foreign currency translation increasing sales in those regions by 3%, 1%, and 11%, respectively, during the first quarter of 2021. In the first quarter of 2021, China sales increased 118%, driven by stronger demand due to customers resuming laboratory and manufacturing operations as well as the pent-up
demand caused by the 48% decline in China’s sales in the first quarter of 2020 when the negative impact of the pandemic lockdowns were first experienced. Foreign currency translation increased China sales growth by 9% in the quarter. Sales increased 13% in the U.S., 12% in Japan and 13% in India. Foreign currency translation increased sales growth in Japan by 4% and decreased sales growth in India by 8% in the first quarter of 2021, respectively.
During the first quarter of 2021, sales to pharmaceutical customers increased 32%, driven by growth in all regions, including 127% in China, 18% in India, and 32% in Europe as strong customer demand continued to recover to pre-pandemic
levels. Foreign currency translation increased pharmaceutical sales growth by 4%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 28%, with the effect of foreign currency translation increasing sales growth by 4%. During the first quarter of 2021, combined sales to academic and government customers increased 33%, as government customers ramped up their spending in the first quarter following lower spending levels throughout 2020 due to the
COVID-19
pandemic.

Foreign currency translation increased academic and government sales growth by 4%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
Operating income was $171 million in the first quarter of 2021, an increase of 151% as compared to the first quarter of 2020. This increase in the quarter was primarily a result of the increase in sales volumes caused by our customers continuing to resume laboratory and manufacturing operations throughout the world. Operating income in the first quarter of 2020 included $18 million of severance-related costs in connection with a reduction in workforce and lease termination costs.
The Company generated $218 million and $152 million of net cash flows from operations in the first quarter of 2021 and 2020, respectively. Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $40 million and $51 million in the first quarter of 2021 and 2020, respectively.
The first quarter of 2021 includes $14 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $166 million on this facility through the end of the first quarter of 2021 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility.
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a
10-year
term and a fixed interest rate of 2.25%.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During the first quarters of 2021 and 2020, the Company repurchased $173 million and $167 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	% change
Net Sales:
Asia:
China	$102,919	$47,231	118%
Japan	50,296	45,089	12%
Asia Other	76,327	66,760	14%

Total Asia	229,542	159,080	44%
Americas:
United States	162,433	143,898	13%
Americas Other	34,924	28,278	24%

Total Americas	197,357	172,176	15%
Europe	181,646	133,683	36%

Total net sales	$608,545	$464,939	31%

In the first quarter of 2021, sales benefited from stronger demand for our products and services across all major geographies and customer classes as a result of our customers continuing to resume laboratory and manufacturing operations, as well as the pent-up
demand from 2020 caused by the pandemic, particularly in China, where sales grew

118%. The sales strength was broad-based, driven by continued growth in recurring revenues and the strong sales growth in instruments, particularly in LC and
LC-MS
instrument system sales which grew double-digits across all geographies. Recurring revenues sales growth was favorably impacted by the five additional calendar days in the first quarter of 2021 as compared to the first quarter of 2020.
Sales by Trade Class
Net sales by customer class are presented below for the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020	% change
Pharmaceutical	$360,148	$272,563	32%
Industrial	183,273	143,354	28%
Academic and government	65,124	49,022	33%

Total net sales	$608,545	$464,939	31%

In the first quarter of 2021, the increase in sales to pharmaceutical customers was broad-based and primarily due to stronger demand for our products and services across all major geographies as a result of our customers resuming laboratory and manufacturing operations. Sales also benefited from the demand from certain pharmaceutical customers involved with
COVID-19
diagnostic testing and the increase in the development of new drugs and therapies. Foreign currency translation increased sales to pharmaceutical customers by 4%. The increase in sales to industrial and academic and government customers was mostly broad-based across all product classes as customers continued to resume laboratory and manufacturing operations during the quarter.
Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands):

	Three Months Ended
	April 3, 2021	% of Total	March 28, 2020	% of Total	% change
Waters instrument systems	$216,072	40%	$142,829	34%	51%
Chemistry consumables	118,974	22%	97,245	24%	22%

Total Waters product sales	335,046	62%	240,074	58%	40%
Waters service	206,832	38%	174,137	42%	19%

Total Waters net sales	$541,878	100%	$414,211	100%	31%

The effect of foreign currency translation increased Waters sales by 5% for the first quarter. Chemistry consumables sales increased in the first quarter driven by the strong demand in China, where sales grew 79%, in addition to increased demand in Europe, Japan, and India driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales increased due to higher service demand billings as
COVID-19
business closures and lockdowns began to ease, particularly in China and Europe. Waters recurring revenues also benefited by five additional calendar days and the positive impact of foreign currency translation which increased sales by 5% in the first quarter of 2021 as compared to the first quarter of 2020. Waters instrument system sales (LC and MS technology-based) increased in all geographical regions primarily due to higher sales as a result of stronger demand for our products and services by our customers due to our customers resuming laboratory and manufacturing operations throughout the world.
In the first quarter of 2021, Waters sales growth was broad-based and increased 35% in Europe, 11% in the Americas and 47% in Asia, with sales in China growing 129%. Foreign currency translation increased Waters sales by 11%, 3% and 8% in Europe, Asia and China, respectively.

TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands):

	Three Months Ended
	April 3, 2021	% of Total	March 28, 2020	% of Total	% change
TA instrument systems	$46,976	70%	$34,109	67%	38%
TA service	19,691	30%	16,619	33%	18%

Total TA net sales	$66,667	100%	$50,728	100%	31%

TA product and service sales were broad-based across all major geographies increasing 31% in the first quarter, driven by stronger demand as a result of our customers continuing to resume laboratory and manufacturing operations. The increase in TA instrument system sales in the first quarter of 2021 was primarily driven by strength in the U.S., Europe and China. The increase in TA service sales was primarily due to customers continuing to resume their operations after the restrictions caused by
COVID-19
in 2020, as well as sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation increased TA’s sales by 3%.
Cost of Sales
Cost of sales for the first quarter of 2021 increased 21% primarily due to the increase in sales volume. Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to increase gross profit slightly for the remainder of 2021. To date, the Company has not had significant issues with its supply chain; however, the prolonged impact of
COVID-19
on businesses could negatively impact our suppliers’ ability to deliver goods to us, as well as possibly increase the cost of those goods used in our manufacturing operations.
Selling and Administrative Expenses
Selling and administrative expenses decreased 3% in the first quarter of 2021 as compared to the first quarter of 2020. In the first quarter of 2021, selling and administrative expenses were impacted by higher merit and incentive compensation costs, compared to the first quarter of 2020 which was impacted by $18 million of one-time
severance-related costs in connection with a reduction in workforce and lease termination costs. Excluding these one-time
expenses in 2020, selling and administrative expenses increased 10%. In addition, the effect of foreign currency translation increased selling and administrative expenses by 3% in the first quarter of 2021.
As a percentage of net sales, selling and administrative expenses were 23.5% and 31.8% for the first quarters of 2021 and 2020, respectively. The decrease in this percentage is attributable to the increase in sales and the $18 million of one-time
severance-related and lease termination costs in the first quarter of 2020.
Research and Development Expenses
Research and development expenses increased 9% in the first quarter of 2021. In addition, the effect of foreign currency translation decreased research and development expenses by 1% in the quarter.
Other Income (Expense), net
During the first quarter of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, Net
The decrease in net interest expense in the first quarter of 2021 was primarily attributable to lower outstanding debt balances and higher interest income on higher cash, cash equivalents and investment balances.

Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of April 3, 2021. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the quarter in 2021 and 2020 by $4 million and $2 million, respectively, and increased the Company’s net income per diluted share by $0.06 and $0.04, respectively.
The Company’s effective tax rate for the 2021 and 2020 quarters was 14.8% and 7.4%, respectively. The income tax provision included a $2 million income tax benefit related to stock-based compensation for the first quarter of both 2021 and 2020. The effective tax rate for the 2020 quarter included a $4 million income tax benefit related to certain restructuring charges. This income tax benefit decreased the effective tax rate by 7.1 percentage points for the 2020 quarter. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$148,127	$53,562
Depreciation and amortization	31,356	29,188
Stock-based compensation	8,305	9,196
Deferred income taxes	2,787	(2,525)
Change in accounts receivable	7,945	54,026
Change in inventories	(30,544)	(29,399)
Change in accounts payable and other current liabilities	(29,758)	(15,825)
Change in deferred revenue and customer advances	89,048	46,465
Other changes	(8,862)	6,947

Net cash provided by operating activities	218,404	151,635
Net cash used in investing activities	(159,004)	(130,175)
Net cash provided by financing activities	188,775	32,918
Effect of exchange rate changes on cash and cash equivalents	(1,087)	(32)

Increase in cash and cash equivalents	$247,088	$54,346

Cash Flow from Operating Activities
Net cash provided by operating activities was $218 million and $152 million during the first quarter of 2021 and 2020, respectively. This increase in operating cash flow was primarily a result of higher sales volumes in the first quarter of 2021 compared to the first quarter of 2020. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding decreased to 84 days at April 3, 2021 as compared to 99 days at March 28, 2020.

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
Cash Flow from Investing Activities
Net cash used in investing activities totaled $159 million and $130 million in the first quarter of April 3, 2021 and March 28, 2020, respectively. Additions to fixed assets and capitalized software were $40 million and $51 million in the three months ended April 3, 2021 and March 28, 2020, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company incurred $14 million of costs associated with the construction of this facility during the three months ended April 3, 2021. The Company has incurred $166 million on this facility through the end of the first quarter of 2021.
During the three months ended April 3, 2021 and March 28, 2020, the Company purchased $123 million and $4 million of investments, respectively, while $3 million and $1 million of investments matured, respectively, and were used for financing activities described below.

In January of 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively “Andrew Alliance”), for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration.
Cash Flow from Financing Activities
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year term
and a fixed interest rate of 2.25% The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. During the three months ended April 3, 2021 and March 28, 2020, the Company’s net debt borrowings increased by $350 million and $215 million, respectively. As of April 3, 2021, the Company had a total of $1.7 billion in outstanding debt, which consisted of $1,410 million in outstanding senior unsecured notes and $300 million borrowed under a term loan under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of April 3, 2021, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.5 billion after outstanding letters of credit. As of April 3, 2021, the Company was in compliance with all debt covenants.
In 2018 and 2019, the Company entered into a total of $560 million of
U.S.-to-Euro
interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $12 million annually over the three-year term of the agreements. During the first quarter of 2021, $40 million of the Company’s interest rate cross-currency swaps had matured and resulted in a $3 million payment upon settlement. As of April 3, 2021, the Company had a total of $520 million of interest rate cross-currency swaps agreements outstanding.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the three months ended April 3, 2021 and March 28, 2020, the Company repurchased $173 million and $167 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $8 million and $9 million of common stock related to the vesting of restricted stock units during both the three months ended April 3, 2021 and March 28, 2020, respectively. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
The Company received $16 million and $12 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the three months ended April 3, 2021 and March 28, 2020, respectively.
The Company had cash, cash equivalents and investments of $810 million as of April 3, 2021. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $317 million held by foreign subsidiaries at April 3, 2021, of which $256 million was held in currencies other than U.S. dollars.
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
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. The Company reviewed its contractual obligations and commercial commitments as of April 3, 2021 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K,
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the three months ended April 3, 2021. The Company did not make any changes in those policies during the three months ended April 3, 2021.
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

•
Current global economic, sovereign and political conditions and uncertainties, particularly regarding the effect of the
COVID-19
pandemic; new or proposed tariffs or trade regulations or changes in the interpretation or enforcement of existing regulations; the United Kingdom’s exit from the European Union as well as the Chinese government’s ongoing tightening of restrictions on procurement by government-funded customers; the Company’s ability to access capital and maintain liquidity in volatile market conditions; changes in timing and demand for the Company’s products among the Company’s customers and various market sectors or geographies, particularly if they should reduce capital expenditures or are unable to obtain funding, as in the cases of governmental, academic and research institutions; the effect of mergers and acquisitions on customer demand for the Company’s products; and the Company’s ability to sustain and enhance service.

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

Certain of these and other factors are discussed under the heading “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements, whether because of these factors or for other reasons. All forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q
and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by law, the Company does not assume any obligation to update any forward-looking statements.
Item 3:
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of April 3, 2021, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of April 3, 2021 and December 31, 2020, $317 million out of $810 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $256 million out of $810 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at April 3, 2021 and December 31, 2020, respectively. As of April 3, 2021, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of April 3, 2021 would decrease by approximately $25 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the three months ended April 3, 2021. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2021 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended April 3, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information
Item 1:
Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended April 3, 2021 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
Item 1A:
Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. The Company reviewed its risk factors as of April 3, 2021 and determined that there were no material changes from the ones set forth in the Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended April 3, 2021 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2021 to January 30, 2021	—	$—	—	$1,524,905
January 31, 2021 to February 27, 2021	254	$281.49	229	$1,460,425
February 28, 2021 to April 3, 2021	401	$272.22	399	$1,351,782

Total	655	$275.82	628	$1,351,782

(1)	The Company repurchased 27 thousand shares of common stock at a cost of $8 million related to the vesting of restricted stock during the three months ended April 3, 2021.
(2)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

Item 6:
 Exhibits

Exhibit Number	Description of Document

10.1	Note Purchase Agreement, dated as of March 2, 2021, by and among the Company and the purchasers signatory thereto, including the forms of notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14010, filed on March 4, 2021).

10.2	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal.

10.3	Change of Control Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal.

10.4	Transition and Consulting Agreement, dated April 16, 2021, between Waters Corporation and Michael C. Harrington.

10.5	Transition and Consulting Agreement, dated April 19, 2021, between Waters Corporation and Ian S. King.

10.6	Letter Agreement, dated April 18, 2021, between Waters Corporation and Jonathan M. Pratt.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form
10-Q
for the quarter ended April 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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
Date: May 6, 2021