Form 10-Q
period 2021-07-03
WATERS CORP /DE/
filed 2021-08-05
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
of the Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of the registrant’s common stock as of July 30, 2021:
61,363,399

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:
 Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 3, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$460,056	$436,695
Investments	203,566	6,451
Accounts receivable, net	543,072	573,316
Inventories	348,770	304,281
Other current assets	83,086	80,290

Total current assets	1,638,550	1,401,033
Property, plant and equipment, net	527,135	494,003
Intangible assets, net	246,836	258,645
Goodwill	439,826	444,362
Operating lease assets	88,871	93,252
Other assets	162,429	148,625

Total assets	$3,103,647	$2,839,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$—	$150,000
Accounts payable	83,249	72,212
Accrued employee compensation	48,282	72,166
Deferred revenue and customer advances	284,765	198,240
Current operating lease liabilities	27,583	27,764
Accrued income taxes	52,583	76,558
Accrued warranty	10,810	10,950
Other current liabilities	173,746	197,093

Total current liabilities	681,018	804,983
Long-term liabilities:
Long-term debt	1,603,367	1,206,515
Long-term portion of retirement benefits	74,794	72,620
Long-term income tax liabilities	319,121	357,493
Long-term operating lease liabilities	61,404	68,197
Other long-term liabilities	95,670	97,968

Total long-term liabilities	2,154,356	1,802,793

Total liabilities	2,835,374	2,607,776

Commitments and contingencies (Notes 6, 7 and 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at July 3, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,017 and 161,666 shares issued, 61,481 and 62,309 shares outstanding at July 3, 2021 and December 31, 2020, respectively	1,620	1,617
Additional paid-in capital	2,090,052	2,029,465
Retained earnings	7,423,408	7,107,989
Treasury stock, at cost, 100,536 and 99,357 shares at July 3, 2021 and December 31, 2020, respectively	(9,135,628)	(8,788,984)
Accumulated other comprehensive loss	(111,179)	(117,943)

Total stockholders’ equity	268,273	232,144

Total liabilities and stockholders’ equity	$3,103,647	$2,839,920

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
	(In thousands, except per share data)
Revenues:
Product sales	$440,955	$314,920

Service sales	240,692	205,064

Total net sales	681,647	519,984

Costs and operating expenses:
Cost of product sales	176,745	134,802

Cost of service sales	103,509	78,332

Selling and administrative expenses	158,213	117,449

Research and development expenses	44,949	31,155

Purchased intangibles amortization	1,809	2,618

Litigation provision	—	514

Total costs and operating expenses	485,225	364,870

Operating income	196,422	155,114

Other income (expense)	9,321	(736)

Interest expense	(12,027)	(13,018)

Interest income	3,698	4,003

Income before income taxes	197,414	145,363

Provision for income taxes	30,122	22,434

Net income	$167,292	$122,929

Net income per basic common share	$2.71	$1.98

Weighted-average number of basic common shares	61,685	61,944

Net income per diluted common share	$2.69	$1.98

Weighted-average number of diluted common shares and equivalents	62,157	62,184
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
	(In thousands, except per share data)
Revenues:
Product sales	$822,977	$589,103

Service sales	467,215	395,820

Total net sales	1,290,192	984,923

Costs and operating expenses:
Cost of product sales	335,621	254,641

Cost of service sales	198,780	169,137

Selling and administrative expenses	301,409	265,184

Research and development expenses	83,041	66,144

Purchased intangibles amortization	3,649	5,243

Litigation provision	—	1,180

Total costs and operating expenses	922,500	761,529

Operating income	367,692	223,394

Other income (expense), net	18,680	(1,110)

Interest expense	(22,973)	(27,097)

Interest income	7,799	8,039

Income before income taxes	371,198	203,226

Provision for income taxes	55,779	26,735

Net income	$315,419	$176,491

Net income per basic common share	$5.09	$2.84

Weighted-average number of basic common shares	61,979	62,085

Net income per diluted common share	$5.05	$2.83

Weighted-average number of diluted common shares and equivalents	62,435	62,404
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Net income	$167,292	$122,929	$315,419	$176,491

Other comprehensive income (loss):

Foreign currency translation	(9)	11,587	5,816	(7,757)

Unrealized losses on investments before income taxes	(5)	—	(15)	—

Unrealized losses on investments, net of tax	(5)	—	(15)	—

Retirement liability adjustment before reclassifications	(260)	(522)	794	(226)
Amounts reclassified to other income	218	336	434	676

Retirement liability adjustment before income taxes	(42)	(186)	1,228	450
Income tax benefit (expense)	83	126	(265)	(112)

Retirement liability adjustment, net of tax	41	(60)	963	338

Other comprehensive income (loss)	27	11,527	6,764	(7,419)

Comprehensive income	$167,319	$134,456	$322,183	$169,072

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$315,419	$176,491
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,596	18,122
Deferred income taxes	6,107	(777)
Depreciation	34,891	33,220
Amortization of intangibles	29,852	26,983
Change in operating assets and liabilities:
Decrease in accounts receivable	18,985	86,978
Increase in inventories	(50,873)	(27,089)
Increase in other current assets	(10,600)	(14,699)
(Increase) decrease in other assets	(9,263)	8,238
(Decrease) increase in accounts payable and other current liabilities	(35,328)	34,714
Increase in deferred revenue and customer advances	91,631	37,558
Decrease in other liabilities	(44,973)	(29,293)

Net cash provided by operating activities	361,444	350,446
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(76,889)	(97,029)
Business acquisitions, net of cash acquired	—	(76,664)
Investment in unaffiliated companies	—	(3,350)
Payments for intellectual property licenses	(7,000)	—
Purchases of investments	(215,140)	(16,828)
Maturities and sales of investments	17,923	1,536

Net cash used in investing activities	(281,106)	(192,335)
Cash flows from financing activities:
Proceeds from debt issuances	500,000	315,000
Payments on debt	(250,000)	(300,366)
Payments of debt issuance costs	(3,637)	—
Proceeds from stock plans	45,036	14,739
Purchases of treasury shares	(341,507)	(196,297)
Proceeds from derivative contracts	1,917	7,558

Net cash used in financing activities	(48,191)	(159,366)
Effect of exchange rate changes on cash and cash equivalents	(8,786)	4,576

Increase in cash and cash equivalents	23,361	3,321
Cash and cash equivalents at beginning of period	436,695	335,715

Cash and cash equivalents at end of period	$460,056	$339,036

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance March 28, 2020	161,253	$1,613	$1,947,626	$6,639,980	$(8,788,801)	$(138,417)	$(337,999)
Net income	—	—	—	122,929	—	—	122,929
Other comprehensive income	—	—	—	—	—	11,527	11,527
Issuance of common stock for employees:
Employee Stock Purchase Plan	12	—	2,216	—	—	—	2,216
Stock options exercised	6	—	779	—	—	—	779
Treasury stock	—	—	—	—	(71)	—	(71)
Stock-based compensation	2	—	8,877	—	—	—	8,877

Balance June 27, 2020	161,273	$1,613	$1,959,498	$6,762,909	$(8,788,872)	$(126,890)	$(191,742)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance April 3, 2021	161,859	$1,619	$2,054,076	$7,256,116	$(8,969,643)	$(111,206)	$230,962
Net income	—	—	—	167,292	—	—	167,292
Other comprehensive income	—	—	—	—	—	27	27
Issuance of common stock for employees:
Employee Stock Purchase Plan	22	—	5,156	—	—	—	5,156
Stock options exercised	135	1	23,584	—	—	—	23,585
Treasury stock	—	—	—	—	(165,985)	—	(165,985)
Stock-based compensation	1		7,236	—	—	—	7,236

Balance July 3, 2021	162,017	$1,620	$2,090,052	$7,423,408	$(9,135,628)	$(111,179)	$268,273

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)
Net income	—	—	—	176,491	—	—	176,491
Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Other comprehensive loss	—	—	—	—	—	(7,419)	(7,419)
Issuance of common stock for employees:
Employee Stock Purchase Plan	21	—	3,952	—	—	—	3,952
Stock options exercised	87	1	10,904	—	—	—	10,905
Treasury stock	—	—	—	—	(176,296)	—	(176,296)
Stock-based compensation	135	2	17,889	—	—	—	17,891

Balance June 27, 2020	161,273	$1,613	$1,959,498	$6,762,909	$(8,788,872)	$(126,890)	$(191,742)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	315,419	—	—	315,419
Other comprehensive income	—	—	—	—	—	6,764	6,764
Issuance of common stock for employees:
Employee Stock Purchase Plan	32		7,011	—	—	—	7,011
Stock options exercised	230	2	38,713	—	—	—	38,715
Treasury stock	—	—	—	—	(346,644)	—	(346,644)
Stock-based compensation	89	1	14,863	—	—	—	14,864

Balance July 3, 2021	162,017	$1,620	$2,090,052	$7,423,408	$(9,135,628)	$(111,179)	$268,273

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s second fiscal quarters for 2021 and 2020 ended on July 3, 2021 and June 27, 2020, respectively.
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
Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 3, 2021 and December 31, 2020, $353 million out of $664 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $267 million out of $664 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 3, 2021 and December 31, 2020, respectively.
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
The following is a summary of the activity of the Company’s allowance for credit losses for the six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Balance at Beginning of Period	Impact of CECL Adoption	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
July 3, 2021	$14,381	$—	$3,042	$(2,625)	$14,798
June 27, 2020	$9,560	$985	$6,664	$(3,901)	$13,308

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Other Investments
During the six months ended June 27, 2020, the Company made investments in unaffiliated companies of $3 million.
During the six months ended July 3, 2021, the Company recorded an unrealized gain on an equity security still held at the reporting date of approximately $10 million within other income (expense) on the income statement. This unrealized gain was recorded as an upward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
During the three and six months ended June 27, 2020, the Company recorded an unrealized loss on an equity security still held at the reporting date of approximately $
1
 million within other income (expense) on the income statement. This unrealized loss was recorded as a downward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at July 3, 2021 (in thousands):

	Total at July 3, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$12,051	$—	$12,051	$—
Corporate debt securities	130,231	—	130,231	—
Time deposits	75,897	—	75,897	—
Waters 401(k) Restoration Plan assets	40,965	40,965	—	—
Foreign currency exchange contracts	223	—	223	—

Total	$259,367	$40,965	$218,402	$—

Liabilities:
Contingent consideration	$1,266	$—	$—	$1,266
Foreign currency exchange contracts	142	—	142	—
Interest rate cross-currency swap agreements	22,457	—	22,457	—

Total	$23,865	$—	$22,599	$1,266

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits	$6,451	$—	$6,451	$—
Waters 401(k) Restoration Plan assets	38,988	38,988	—	—
Foreign currency exchange contracts	836	—	836	—

Total	$46,275	$38,988	$7,287	$—

Liabilities:
Contingent consideration	$1,185	$—	$—	$1,185
Foreign currency exchange contracts	185	—	185	—
Interest rate cross-currency swap agreements	44,996	—	44,996	—

Total	$46,366	$—	$45,181	$1,185

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
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at both July 3, 2021 and December 31, 2020. The fair value is based on the achievement of certain revenue and customer account milestones over the two years after the acquisition date.
Fair Value of Other Financial Instruments
The Company’s accounts receivable, accounts payable and variable interest rate debt are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s fixed interest rate debt was $1.3 billion and $910 million at July 3, 2021 and December 31, 2020, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.3 billion and $1.0 billion at July 3, 2021 and December 31, 2020, respectively, using Level 2 inputs.
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
Interest Rate Cross-Currency Swap Agreements
As of July 3, 2021, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $490 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	July 3, 2021		December 31, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$21,000	$223	$66,690	$836
Other current liabilities	$40,030	$142	$20,000	$185
Interest rate cross-currency swap agreements:
Other liabilities	$490,000	$(22,457)	$560,000	$(44,996)
Accumulated other comprehensive loss		$27,981		$44,996
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification	Three Months Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(213)	$1,823	$1,455	$(1,157)
Unrealized (losses) gains on open contracts	Cost of sales	(569)	(678)	(1,323)	646

Cumulative net pre-tax (losses) gains	Cost of sales	$(782)	$1,145	$132	$(511)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$3,373	$3,784	$7,200	$7,498
Unrealized (losses) gains on open contracts	Stockholders’ equity (deficit)	$(4,229)	$(5,615)	$17,015	$(93)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. During the six months ended July 3, 2021 and June 27, 2020, the Company repurchased 1.2 million and 0.8 million shares of the Company’s outstanding common stock at a cost of $339 million and $167 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $8 million and $9 million of common stock related to the vesting of restricted stock units during the six months ended July 3, 2021 and June 27, 2020, respectively. As of July 3, 2021, the Company had repurchased an aggregate of 12.3 million shares at a cost of $2.8 billion under the January 2019 repurchase program and had a total of $1.2 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
The Company had $5 million of treasury stock purchases that were accrued and unsettled at July 3, 2021. These transactions were settled in July 2021, during the Company’s third quarter. The Company had $20 million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. The Company did not have any unsettled treasury stock purchases as of December 31, 2020 or June 27, 2020.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
July 3, 2021	$10,950	$4,719	$(4,859)	$10,810
June 27, 2020	$11,964	$3,577	$(5,428)	$10,113
Restructuring
In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3% of the Company’s employees. During the six months ended June 27, 2020, the Company incurred $21 million of severance-related costs, lease termination costs and other related costs. The Company did not incur any restructuring charges during the six months ended July 3, 2021.
Other Items
During the three and six months ended July 3, 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $
10
 million in guaranteed payments, including minimum royalty payments, which was recognized within other income in our consolidated statement of operations. During the three and six months ended July 3, 2021, the Company received $3 million in guaranteed payments, net of applicable withholding taxes.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the six months ended July 3, 2021 and June 27, 2020 (in thousands):

	July 3, 2021	June 27, 2020
Balance at the beginning of the period	$239,759	$213,695
Recognition of revenue included in balance at beginning of the period	(159,393)	(141,297)
Revenue deferred during the period, net of revenue recognized	251,065	195,444

Balance at the end of the period	$331,431	$267,842

The Company classified $47 million and $42 million of deferred revenue and customer advances in other long-term liabilities at July 3, 2021 and December 31, 2020, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

July 3, 2021
Deferred revenue and customer advances expected to be recognized in:
One year or less	$284,765
13 -24 months	28,343
25 months and beyond	18,323

Total	$331,431

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	July 3, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$12,050	$1	$—	$12,051
Corporate debt securities	130,246	3	(18)	130,231
Time deposits	75,897	—	—	75,897

Total	$218,193	$4	$(18)	$218,179

Amounts included in:
Cash equivalents	$14,614	$—	$(1)	$14,613
Investments	203,579	4	(17)	203,566

Total	$218,193	$4	$(18)	$218,179

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

Amounts included in:
Investments	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STAEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	July 3, 2021	December 31, 2020
Due in one year or less	$203,368	$6,451
Due after one year through three years	14,811	—

Total	$218,179	$6,451

4 Inventories
Inventories are classified as follows (in thousands):

	July 3, 2021	December 31, 2020
Raw materials	$149,562	$133,490
Work in progress	23,224	18,678
Finished goods	175,984	152,113

Total inventories	$348,770	$304,281

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $440 million and $444 million at July 3, 2021 and December 31, 2020, respectively. The effect of foreign currency translation decreased goodwill by $4 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	July 3, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period		Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$578,641	$418,409	5	years	$584,452	$409,847	5	years
Purchased intangibles	203,421	162,312	11	years	205,585	160,342	11	years
Trademarks	9,680	—	—		9,680	—	—
Licenses	12,882	5,803	7	years	5,923	5,697	6	years
Patents and other intangibles	94,043	65,307	8	years	90,699	61,808	8	years

Total	$898,667	$651,831	7	years	$896,339	$637,694	7	years

In June 2021, the Company paid $7 million in connection with an existing licensing arrangement. The payment was tied to the commercial launch of Waters
™
SELECT SERIES
™
MRT, a high-resolution mass spectrometer and was capitalized as an intangible asset on our consolidated balance sheet as of July 3, 2021.
The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $
21
 million and $
15
 million, respectively, in the
six
months ended July
3
,
2021
due to the effects of foreign currency translation. Amortization expense for intangible assets was $
15
 million and $
14
 million for the
three
months ended July
3
,
2021
and June
27
,
2020
, respectively. Amortization expense for intangible assets was $
30
 million and $
27
 million for the
six
months ended July
3
,
2021
and June
27
,
2020
, respectively. Amortization expense for intangible assets is estimated to be $
62
 million per year for each of the next
five
years.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STAEMENTS (unaudited) – (Continued)

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
In November 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) that provides for a $1.5 billion revolving facility and a $300 million term loan. As of July 3, 2021 and December 31, 2020, the revolving facility and term loan had a total of $300 million and $400 million, respectively, outstanding and mature on November 30, 2022 and require no scheduled prepayments before that date.
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
As of July 3, 2021 and December 31, 2020, the Company had a total of $1.3 billion and $1.0 billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STAEMENTS (unaudited) – (Continued)

The Company had the following outstanding debt at July 3, 2021 and December 31, 2020 (in thousands):

	July 3, 2021	December 31, 2020
Senior unsecured notes—Series E—3.97%, due March 2021	—	50,000
Senior unsecured notes—Series F—3.40%, due June 2021	—	100,000

Total notes payable and debt, current	—	150,000
Senior unsecured notes—Series G—3.92%, due June 2024	50,000	50,000
Senior unsecured notes—Series H—floating rate*, due June 2024	50,000	50,000
Senior unsecured notes—Series I—3.13%, due May 2023	50,000	50,000
Senior unsecured notes—Series K—3.44%, due May 2026	160,000	160,000
Senior unsecured notes—Series L—3.31%, due September 2026	200,000	200,000
Senior unsecured notes—Series M—3.53%, due September 2029	300,000	300,000
Senior unsecured notes—Series N—1.68%, due March 2026	100,000	—
Senior unsecured notes—Series O—2.25%, due March 2031	400,000	—
Credit agreement	300,000	400,000
Unamortized debt issuance costs	(6,633)	(3,485)

Total long-term debt	1,603,367	1,206,515

Total debt	$1,603,367	$1,356,515

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of July 3, 2021 and December 31, 2020, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.5 billion and $1.4 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.71% and 2.92% at July 3, 2021 and December 31, 2020, respectively. As of July 3, 2021, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $122 million and $109 million at July 3, 2021 and December 31, 2020, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of July 3, 2021 or December 31, 2020.
As of July 3, 2021, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $490 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of July 3, 2021. The Company ha
d
 a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the six months ended July 3, 2021 and June 27, 2020 by $9 million and $7 million, respectively, and increased the Company’s net income per diluted share by $0.14 and $0.11, respectively.
The Company’s effective tax rate for the three months ended July 3, 2021 and June 27, 2020 was 15.3% and 15.4%, respectively. The decrease in the effective income tax rate can be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STAEMENTS (unaudited) – (Continued)

The Company’s effective tax rate for the six months ended July 3, 2021 and June 27, 2020 was 15.0% and 13.2%, respectively. The effective tax rate for the six months ended July 3, 2021 includes a $4 million tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.1 percentage points for the six months ended July 3, 2021. The effective tax rate for the six months ended June 27, 2020 includes a $5 million income tax benefit related to certain restructuring charges and a $2 million tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 2.4 percentage points and 1.2 percentage points, respectively, for the six months ended June 27, 2020. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.
The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the six months ended July 3, 2021 and June 27, 2020 (in thousands):

	July 3, 2021	June 27, 2020
Balance at the beginning of the period	$28,666	$27,790
Net reductions for settlement of tax audits	(593)	—
Net reductions for lapse of statutes taken during the period	(198)	(252)
Net additions for tax positions taken during the current period	653	536

Balance at the end of the period	$28,528	$28,074

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2015. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of July 3, 2021, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of less than $1 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Stock-Based Compensation
The Company maintains various stockholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified
stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units and performance stock units).
In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of July 3, 2021, the 2020 Plan had 6.6 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of July 3, 2021, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under the 2020 Plan.

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
The consolidated statements of operations for the three and six months ended July 3, 2021 and June 27, 2020 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales	$727	$635	$1,360	$1,205
Selling and administrative expenses	5,274	7,352	11,694	14,725
Research and development expenses	1,290	939	2,542	2,192

Total stock-based compensation	$7,291	$8,926	$15,596	$18,122

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the six months ended July 3, 2021 and June 27, 2020 are as follows:

	Six Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	July 3, 2021	June 27, 2020
Options issued in thousands	159	227
Risk-free interest rate	0.8%	1.4%
Expected life in years	6	6
Expected volatility	32.5%	26.5%
Expected dividends	—	—

	Six Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	July 3, 2021	June 27, 2020
Exercise price	$280.92	$216.08
Fair value	$91.42	$61.70

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STAEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the six months ended July 3, 2021 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted-Average Exercise Price per Share
Outstanding at December 31, 2020	1,067	$75.94	to	$238.52	$179.59
Granted	159	$250.15	to	$346.56	$280.92
Exercised	(230)	$99.22	to	$238.52	$168.39
Canceled	(228)	$139.51	to	$224.37	$194.59

Outstanding at July 3, 2021	768	$75.94	to	$346.56	$199.21

Restricted Stock
During the six months ended July 3, 2021, the Company granted four thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $250.15.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the six months ended July 3, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2020	271	$202.00
Granted	88	$282.94
Vested	(81)	$182.26
Forfeited	(14)	$220.23

Unvested at July 3, 2021	264	$234.07

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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the six months ended July 3, 2021 and June 27, 2020 are as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STAEMENTS (unaudited) – (Continued)

	Six Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	July 3, 2021	June 27, 2020
Performance stock units issued (in thousands)	41	58
Risk-free interest rate	0.2%	1.3%
Expected life in years	2.9	2.9
Expected volatility	38.7%	25.1%
Average volatility of peer companies	34.7%	26.1%
Correlation coefficient	45.8%	36.6%
Expected dividends	—	—
The following table summarizes the unvested performance stock unit award activity for the six months ended July 3, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2020	95	$230.36
Granted	41	$315.98
Vested	(5)	$242.94
Forfeited	(39)	$229.78

Unvested at July 3, 2021	92	$268.08

9 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended July 3, 2021
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$167,292	61,685	$2.71
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	472	(0.02)

Net income per diluted common share	$167,292	62,157	$2.69

	Three Months Ended June 27, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$122,929	61,944	$1.98
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	240	—

Net income per diluted common share	$122,929	62,184	$1.98

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Six Months Ended July 3, 2021
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$315,419	61,979	$5.09
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	456	(0.04)

Net income per diluted common share	$315,419	62,435	$5.05

	Six Months Ended June 27, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$176,491	62,085	$2.84
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	319	(0.01)

Net income per diluted common share	$176,491	62,404	$2.83

For the three and six months ended July 3, 2021 and June 27, 2020, the Company had fewer than one million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Loss on Investments	Accumulated Other Comprehensive Loss

Balance at December 31, 2020	$(98,082)	$(19,861)	$—	$(117,943)
Other comprehensive income (loss), net of tax	5,816	963	(15)	6,764

Balance at July 3, 2021	$(92,266)	$(18,898)	$(15)	$(111,179)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and six months ended July 3, 2021 and June 27, 2020 is as follows (in thousands):

	Three Months Ended
	July 3, 2021		June 27, 2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$232	$1,147	$151	$1,095
Interest cost	139	312	177	338
Expected return on plan assets	(255)	(464)	(220)	(454)
Net amortization:
Prior service credit	(4)	(39)	(5)	(41)
Net actuarial loss	—	261	—	382

Net periodic pension cost	$112	$1,217	$103	$1,320

	Six Months Ended
	July 3, 2021		June 27, 2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$465	$2,307	$302	$2,194
Interest cost	278	627	353	683
Expected return on plan assets	(510)	(930)	(439)	(910)
Net amortization:
Prior service credit	(9)	(80)	(10)	(81)
Net actuarial loss	—	523	—	767

Net periodic pension cost	$224	$2,447	$206	$2,653

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company’s products and services are as follows for the three and six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Product net sales:
Waters instrument systems	$261,363	$181,399	$477,435	$324,228
Chemistry consumables	126,459	95,105	245,433	192,350
TA instrument systems	53,133	38,416	100,109	72,525

Total product sales	440,955	314,920	822,977	589,103

Service net sales:
Waters service	219,502	189,205	426,334	363,342
TA service	21,190	15,859	40,881	32,478

Total service sales	240,692	205,064	467,215	395,820

Total net sales	$681,647	$519,984	$1,290,192	$984,923

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Sales:
Asia:
China	$127,225	$89,816	$230,144	$137,047
Japan	45,113	41,230	95,409	86,319
Asia Other	97,609	77,163	173,936	143,923

Total Asia	269,947	208,209	499,489	367,289
Americas:
United States	186,915	148,928	349,348	292,826
Americas Other	37,979	25,854	72,903	54,132

Total Americas	224,894	174,782	422,251	346,958
Europe	186,806	136,993	368,452	270,676

Total net sales	$681,647	$519,984	$1,290,192	$984,923

Net sales by customer class are as follows for the three and six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Pharmaceutical	$416,705	$311,018	$776,853	$583,581
Industrial	202,579	152,110	385,852	295,464
Academic and government	62,363	56,856	127,487	105,878

Total net sales	$681,647	$519,984	$1,290,192	$984,923

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales for the Company recognized at a point in time versus over time are as follows for the three and six months ended July 3, 2021 and June 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales recognized at a point in time:
Instrument systems	$314,496	$219,815	$577,544	$396,753
Chemistry consumables	126,459	95,105	245,433	192,350
Service sales recognized at a point in time (time & materials)	88,832	78,867	168,119	146,609
Total net sales recognized at a point in time	529,787	393,787	991,096	735,712

Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	151,860	126,197	299,096	249,211

Total net sales	$681,647	$519,984	$1,290,192	$984,923

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
When the fair value of an
available-for-sale
debt security is below its amortized cost, the new guidance requires the total unrealized loss to be bifurcated into its credit and non-credit
components. Any expected credit losses or subsequent recoveries will be recognized in earnings and any changes not considered credit related will continue to be recognized within other comprehensive income. This guidance is effective for annual and interim periods beginning after December 15, 2019. On January 1, 2020 the Company adopted this new standard using a modified retrospective method for all financial assets measured at amortized cost which only impacted the Company’s allowance on trade accounts receivable. The Company did not have any significant off-balance
sheet credit exposures which would be impacted by the new guidance. Results for reporting periods beginning after January 1, 2020 are presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease of $1 million to stockholders’ deficit as of January 1, 2020 for the cumulative effect of adopting the new standard due to converting to the current expected credit loss model for the allowance recorded against trade accounts receivables. This accounting standard did not have a material impact on the Company’s results of operations and cash flows.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
Recently Issued Accounting Standards
In March 2020, accounting guidance was issued that facilitates the effects of reference rate reform on financial reporting. The amendments in the update provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January of 2021, an update was issued to clarify that certain optional expedients and exceptions under the reference rate reform guidance for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in the reference rate reform guidance, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This temporary guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply this guidance for all contract modifications or eligible hedging relationships during that time period subject to certain criteria. The Company is still evaluating the impact of reference rate reform and whether this guidance will be adopted.

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
COVID-19
Pandemic
Both the Company’s domestic and international operations have been and continue to be affected by the ongoing global
COVID-19
pandemic that has led to volatility and uncertainty in the U.S. and international markets. The Company is actively managing its business to respond to the
COVID-19
impact; however, the Company cannot reasonably estimate the length or severity of the
COVID-19
pandemic, including the effect of the emergence of variants of the virus, or the related response, or the extent to which the disruption may materially impact the Company’s business, consolidated financial position, consolidated results of operations or consolidated cash flows in the future.
During the six months ended July 3, 2021, the
COVID-19
pandemic did not materially impact the Company’s manufacturing facilities or those of the third parties to whom it outsources certain manufacturing processes, the distribution centers where its inventory is managed, or the operations of its logistics and other service providers. The Company also did not see material disruptions or delays in shipments of certain materials or components of its products.
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
The
COVID-19
pandemic continues to be fluid with uncertainties and risks remaining across the global economy. During 2020, the Company took a proactive approach managing through this unpredictability and implemented a series of cost reduction actions, which included temporary salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility. These cost reductions were completed by the end of 2020; however, the Company’s plan will be adjusted accordingly depending on the pace of the recovery and any further governmental restrictions that may be implemented. The 2020 cost actions reduced the Company’s spending by approximately $100 million with 58% of these savings being realized by the end of the second quarter of 2020 and approximately 21% of the savings being realized in each of the third and fourth quarters of 2020. The majority of these cost saving actions were reinstated at the beginning of 2021 and as a result, the Company expects a significant increase in its expenses and a negative impact on its cash flows during the second half of 2021 from a normalization of these costs.

Financial Overview
The Company’s operating results are as follows for the three and six months ended July 3, 2021 and June 27, 2020 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% change	July 3, 2021	June 27, 2020	% change
Revenues:
Product sales	$440,955	$314,920	40%	$822,977	$589,103	40%
Service sales	240,692	205,064	17%	467,215	395,820	18%

Total net sales	681,647	519,984	31%	1,290,192	984,923	31%
Costs and operating expenses:
Cost of sales	280,254	213,134	31%	534,401	423,778	26%
Selling and administrative expenses	158,213	117,449	35%	301,409	265,184	14%
Research and development expenses	44,949	31,155	44%	83,041	66,144	26%
Purchased intangibles amortization	1,809	2,618	(31%)	3,649	5,243	(30%)
Litigation provision	—	514	(100%)	—	—	—
Acquired in-process research and development	—	—	—	—	1,180	(100%)

Operating income	196,422	155,114	27%	367,692	223,394	65%
Operating income as a % of sales	28.8%	29.8%		28.5%	22.7%

Other income (expense)	9,321	(736)	* *	18,680	(1,110)	* *
Interest expense, net	(8,329)	(9,015)	(8%)	(15,174)	(19,058)	(20%)

Income before income taxes	197,414	145,363	36%	371,198	203,226	83%
Provision for income taxes	30,122	22,434	34%	55,779	26,735	109%

Net income	$167,292	$122,929	36%	$315,419	$176,491	79%

Net income per diluted common share	$2.69	$1.98	36%	$5.05	$2.83	78%

**	Percentage not meaningful
Despite the various ongoing challenges caused by the
COVID-19
pandemic, the Company’s net sales increased 31% in both the second quarter and first half of 2021 as compared to the second quarter and first half of 2020. The sales growth in the 2021 periods was driven by strong sales growth across all major geographies, end markets, and product categories. Overall, sales benefited from stronger demand for our products and services across all major geographies as a result of our customers continuing to resume laboratory and manufacturing operations, particularly in China where sales grew 42% and 68% in the second quarter and first half of 2021, respectively. Foreign currency translation increased total sales by 4% in both the second quarter and first half of 2021. In addition, the Company’s first half of 2021 included five more calendar days than the first half of 2020.
Instrument system sales increased 43% and 46% for the second quarter and first half of 2021, respectively, due to customer demand continuing to increase to pre-pandemic
levels as customer laboratories and manufacturing facilities continued to return to normal operations. This strength was broad-based, particularly in LC,
LC-MS
and TA instrument system sales. Foreign currency translation increased instrument system sales by 3% and 4% in the second quarter and first half of 2021, respectively. Recurring revenues (combined sales of precision chemistry consumables and services) increased 22% and 21% for the second quarter and first half of 2021, respectively, with foreign currency translation increasing sales by 4% in both the quarter and first half of the year. In the first half of 2021, recurring revenues benefited from five additional calendar days as compared to the first half of 2020.
Geographically, the Company’s sales growth in the second quarter and first half of 2021 was broad-based across all major regions. During the second quarter of 2021, sales increased 30% in Asia, 29% in the Americas, and 36% in Europe, with the effect of foreign currency translation increasing sales in those regions by 2%, 1%, and 11%, respectively. During the first half of 2021, sales increased 36% in Asia, 22% in the Americas, and 36% in Europe, with the effect of foreign currency translation increasing sales in those regions by 2%, 1%, and 11%, respectively.
In the second quarter and first half of 2021, China sales increased 42% and 68%, respectively, driven by stronger demand due to customers resuming laboratory and manufacturing operations as well as the pent-up
demand caused by the 32% decline in China’s sales in the first half of 2020 when the negative impact of the pandemic lockdowns was occurring. Foreign currency translation increased China sales growth by 5% and 6% in the quarter and first half of 2021, respectively. Sales increased 26% in the U.S., 9% in Japan and 47% in India in the quarter. Foreign currency translation decreased sales growth by 2% in Japan and 11% in India in the second quarter of 2021.

During the second quarter of 2021, sales to pharmaceutical customers increased 34%, driven by growth in all regions, including 48% in China, 49% in India, and 33% in Europe as strong customer demand continued to recover to pre-pandemic
levels. Foreign currency translation increased pharmaceutical sales growth by 3%. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 33%, with the effect of foreign currency translation increasing sales growth by 5%. During the second quarter of 2021, combined sales to academic and government customers increased 10%, as customers continued to ramp up their spending in the first half of the year following lower spending levels throughout 2020 due to the
COVID-19
pandemic. Foreign currency translation increased academic and government sales growth by 3%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
During the first half of 2021, sales to pharmaceutical customers increased 33%, driven by growth in all regions as strong customer demand continued to recover to pre-pandemic
levels. Foreign currency translation increased pharmaceutical sales growth by 4%. Combined sales to industrial customers increased 31%, with the effect of foreign currency translation increasing sales growth by 5%. During the first half of 2021, combined sales to academic and government customers increased 20%, as customers ramped up their spending in the first half of the year following lower spending levels throughout 2020 due to the
COVID-19
pandemic. Foreign currency translation increased academic and government sales growth by 3%.
Operating income increased 27% and 65% for the second quarter and first half of 2021, respectively. These increases were primarily a result of the increase in sales volumes caused by our customers continuing to resume laboratory and manufacturing operations throughout the world. Both the quarter and year-to-date
operating income increases were partially offset by the restoration of expenses that had been decreased in the 2020 periods which consisted of a series of cost reduction actions that included salary reductions, furloughs and reductions in non-essential
spending that increased operating income by approximately $54 million in 2020. In addition, operating income in the second quarter and first half of 2020 also included $3 million and $21 million, respectively, of severance-related costs in connection with a reduction in workforce and lease termination costs.
The Company generated $361 million and $350 million of net cash flows from operations in the first half of 2021 and 2020, respectively. This increase in operating cash flow was primarily a result of the increase in sales volumes being offset by the $54 million benefit from the reduction in expenses from the COVID-19 pandemic cost actions implemented and working capital improvement during the second quarter of 2020.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $77 million and $97 million in the first half of 2021 and 2020, respectively. The cash flows from investing activities in the first half of 2021 also included $28 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $182 million on this facility through the end of the first half of 2021 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility.
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year term and a fixed interest rate of 2.25%.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During the first half of 2021 and 2020, the Company repurchased $339 million and $167 million of the Company’s outstanding common stock, respectively, under authorized share repurchase programs. While the Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and six months ended July 3, 2021 and June 27, 2020 (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% change	July 3, 2021	June 27, 2020	% change
Net Sales:
Asia:
China	$127,225	$89,816	42%	$230,144	$137,047	68%
Japan	45,113	41,230	9%	95,409	86,319	11%
Asia Other	97,609	77,163	26%	173,936	143,923	21%

Total Asia	269,947	208,209	30%	499,489	367,289	36%
Americas:
United States	186,915	148,928	26%	349,348	292,826	19%
Americas Other	37,979	25,854	47%	72,903	54,132	35%

Total Americas	224,894	174,782	29%	422,251	346,958	22%
Europe	186,806	136,993	36%	368,452	270,676	36%

Total net sales	$681,647	$519,984	31%	$1,290,192	$984,923	31%

In the second quarter and first half of 2021, sales benefited from stronger demand for our products and services across all major geographies and customer classes as a result of our customers continuing to resume laboratory and manufacturing operations, as well as the pent-up
demand from 2020 caused by the pandemic, particularly in China, where sales grew 42% and 68%, respectively. The sales strength was broad-based, driven by continued growth in recurring revenues and the strong sales growth in instruments, particularly in LC and
LC-MS
instrument system sales which grew double-digits across all major geographies. Recurring revenues sales growth was favorably impacted by the five additional calendar days in the first half of 2021 as compared to the first half of 2020.
Sales by Trade Class
Net sales by customer class are presented below for the three and six months ended July 3, 2021 and June 27, 2020 (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% change	July 3, 2021	June 27, 2020	% change
Pharmaceutical	$416,705	$311,018	34%	$776,853	$583,581	33%
Industrial	202,579	152,110	33%	385,852	295,464	31%
Academic and government	62,363	56,856	10%	127,487	105,878	20%

Total net sales	$681,647	$519,984	31%	$1,290,192	$984,923	31%

In the second quarter and first half of 2021, the increase in sales to pharmaceutical customers was broad-based with double-digit sales growth across all major geographies, primarily due to stronger demand for our products and services as a result of our customers continuing to resume laboratory and manufacturing operations. Sales also benefited from the demand from certain pharmaceutical customers involved with COVID-19
diagnostic testing and the increase in the development of new drugs and therapies. Foreign currency translation increased sales to pharmaceutical customers by 3% in the second quarter and 4% in the first half of 2021. Sales to industrial and academic and government customers increased double-digits in both the second quarter and first half of 2021, primarily due to customers continuing to resume laboratory and manufacturing operations during the year. Foreign currency translation increased sales to industrial customers by 5% in both the second quarter and first half of 2021, and increased sales to academic and government customers by 3% in both the second quarter and first half of 2021.
Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three and six months ended July 3, 2021 and June 27, 2020 (dollars in thousands):

	Three Months Ended
	July 3, 2021	% of Total	June 27, 2020	% of Total	% change
Waters instrument systems	$261,363	43%	$181,399	39%	44%
Chemistry consumables	126,459	21%	95,105	20%	33%

Total Waters product sales	387,822	64%	276,504	59%	40%
Waters service	219,502	36%	189,205	41%	16%

Total Waters net sales	$607,324	100%	$465,709	100%	30%

	Six Months Ended
	July 3, 2021	% of Total	June 27, 2020	% of Total	% change
Waters instrument systems	$477,435	42%	$324,228	37%	47%
Chemistry consumables	245,433	21%	192,350	22%	28%

Total Waters product sales	722,868	63%	516,578	59%	40%
Waters service	426,334	37%	363,342	41%	17%

Total Waters net sales	$1,149,202	100%	$879,920	100%	31%

Waters products and service sales increased 30% and 31% in the second quarter and first half of 2021, respectively, with the effect of foreign currency translation increasing Waters sales by 3% and 4% in the second quarter and first half of 2021, respectively. Chemistry consumables sales increased double-digits in both the quarter and first half of the year driven by the strong demand in China, where sales grew 45%
year-to-date,
in addition to increased demand in the U.S., Europe, Japan, and India driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales increased due to higher service demand billings as
COVID-19
business closures and restrictions began to ease, particularly in China and Europe. Waters recurring revenues also benefited by five additional calendar days in the first half of the year. Waters instrument system sales (LC and MS technology-based) increased in all major geographical regions primarily due to higher sales as a result of stronger demand for our products and services as our customers continued to resume laboratory and manufacturing operations throughout the world.
In the second quarter of 2021, Waters sales growth was broad-based and increased 34% in Europe, 27% in the Americas and 30% in Asia, with sales in China growing 44%. Foreign currency translation increased Waters sales by 11% and 4% in Europe and China, respectively, and 1% in both the Americas and Asia.

TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three and six months ended July 3, 2021 and June 27, 2020 (dollars in thousands):

	Three Months Ended
	July 3, 2021	% of Total	June 27, 2020	% of Total	% change
TA instrument systems	$53,133	71%	$38,416	71%	38%
TA service	21,190	29%	15,859	29%	34%

Total TA net sales	$74,323	100%	$54,275	100%	37%

	Six Months Ended
	July 3, 2021	% of Total	June 27, 2020	% of Total	% change
TA instrument systems	$100,109	71%	$72,525	69%	38%
TA service	40,881	29%	32,478	31%	26%

Total TA net sales	$140,990	100%	$105,003	100%	34%

TA instrument system and service sales growth in the second quarter and first half of 2021 was broad-based across all major geographies increasing 37% and 34%, respectively, and was primarily driven by stronger demand as a result of our customers continuing to resume laboratory and manufacturing operations.
In the second quarter and first half of 2021, the increase in TA instrument system sales was primarily driven by strength in all major regions and the increase in TA service sales was mostly due to customers continuing to resume their operations after the restrictions caused by COVID-19 during
2020, as well as sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation increased TA’s sales by 5% and 4% in the second quarter and first half of 2021, respectively.
Cost of Sales
Cost of sales for the second quarter and first half of 2021 increased 31% and 26%, respectively, primarily due to the increase in sales volumes during the year, as well as the restoration in 2021 of expenses that had been reduced as a result of the COVID-19 pandemic that consisted of salary reductions, furloughs and reductions in non-essential spending.
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
Selling and Administrative Expenses
Selling and administrative expenses increased 35% and 14% for the second quarter and first half of 2021, respectively. The increase in selling and administrative expenses in these periods can be attributed to the salary merit and incentive compensation increases compared to 2020 which was impacted by the $33 million reduction in expenses from salary reductions, furloughs and reductions in non-essential
spending. In addition, the effect of foreign currency translation increased selling and administrative expenses by 3% for both the second quarter and first half of 2021.
As a percentage of net sales, selling and administrative expenses were 23.2% and 23.4% for the second quarter and first half of 2021, and 22.6% and 26.9% for the second quarter and first half of 2020, respectively.

Research and Development Expenses
Research and development expenses increased 44% and 26% in the second quarter and first half of 2021, respectively. The increase in expense in these periods was impacted by the $9 million reduction in expenses from salary reductions, furloughs and reductions in non-essential spending
in 2020. The impact of foreign currency exchange was neutral in the second quarter of 2021 and decreased expenses by approximately 1% in the first half of 2021.
Other Income (Expense), net
In the second quarter of 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which were recognized within other income in our consolidated statement of operations. In the first quarter and first half of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, Net
The decrease in net interest expense in the second quarter and first half of 2021 was primarily attributable to interest earned on higher cash, cash equivalents and investment balances.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of July 3, 2021. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the first six months of 2021 and 2020 by $9 million and $7 million, respectively, and increased the Company’s net income per diluted share by $0.14 and $0.11, respectively.
The Company’s effective tax rate for the second quarter of 2021 and 2020 was 15.3% and 15.4%, respectively. The decrease in the effective income tax rate can be attributed to differences in the proportionate amounts of pre-tax income
recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the first six months of 2021 and 2020 was 15.0% and 13.2%, respectively. The effective tax rate for the first six months of July 3, 2021 includes a $4 million tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.1 percentage points for the first six months of July 3, 2021. The effective tax rate for the first six months of June 27, 2020 includes a $5 million income tax benefit related to certain restructuring charges and a $2 million income tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 2.4 percentage points and 1.2 percentage points, respectively, for the first six months of June 27, 2020. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Net income	$315,419	$176,491
Depreciation and amortization	64,743	60,203
Stock-based compensation	15,596	18,122
Deferred income taxes	6,107	(777)
Change in accounts receivable	18,985	86,978
Change in inventories	(50,873)	(27,089)
Change in accounts payable and other current liabilities	(35,328)	34,714
Change in deferred revenue and customer advances	91,631	37,558
Other changes	(64,836)	(35,754)

Net cash provided by operating activities	361,444	350,446
Net cash used in investing activities	(281,106)	(192,335)
Net cash used in financing activities	(48,191)	(159,366)
Effect of exchange rate changes on cash and cash equivalents	(8,786)	4,576

Increase in cash and cash equivalents	$23,361	$3,321

Cash Flow from Operating Activities
Net cash provided by operating activities was $361 million and $350 million during the first six months of 2021 and 2020, respectively. This increase in operating cash flow was primarily a result of higher sales volumes in the first six months of 2021 compared to the first six months of 2020. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding decreased to 73 days at July 3, 2021 as compared to 87 days at June 27, 2020.

•
The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation. The Company also paid $38 million of tax payments in the first half of 2021 associated with 2017 tax reform.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.
Cash Flow from Investing Activities
Net cash used in investing activities totaled $281 million and $192 million in the six months ended July 3, 2021 and June 27, 2020, respectively. Additions to fixed assets and capitalized software were $77 million and $97 million in the six months ended July 3, 2021 and June 27, 2020, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company incurred $31 million of costs associated with the construction of this facility during the six months ended July 3, 2021. The Company has incurred $182 million on this facility through the end of the second quarter of 2021.

During the six months ended July 3, 2021 and June 27, 2020, the Company purchased $215 million and $17 million of investments, respectively, while $18 million and $2 million of investments matured, respectively, and were used for financing activities described below.
In January of 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively “Andrew Alliance”), for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration.
Cash Flow from Financing Activities
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year term
and a fixed interest rate of 2.25% The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. During the six months ended July 3, 2021 and June 27, 2020, the Company’s net debt borrowings increased by $250 million and $15 million, respectively. As of July 3, 2021, the Company had a total of $1.6 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $300 million borrowed under a term loan under the credit agreement dated November 2017 (“2017 Credit Agreement”). As of July 3, 2021, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.5 billion after outstanding letters of credit. As of July 3, 2021, the Company was in compliance with all debt covenants.
In 2018 and 2019, the Company entered into a total of $560 million of
U.S.-to-Euro
interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $12 million annually over the three-year term of the agreements. During the first six months of 2021, $70 million of the Company’s interest rate cross-currency swaps had matured and resulted in total payments of $4 million upon settlement. As of July 3, 2021, the Company had a total of $490 million of interest rate cross-currency swaps agreements outstanding.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the six months ended July 3, 2021 and June 27, 2020, the Company repurchased $339 million and $167 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $8 million and $9 million of common stock related to the vesting of restricted stock units during both the six months ended July 3, 2021 and June 27, 2020, respectively. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
The Company had $5 million of treasury stock purchases that were accrued and unsettled at July 3, 2021. These transactions were settled in July 2021, during the Company’s third quarter. The Company had $20 million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. The Company did not have any unsettled treasury stock purchases as of December 31, 2020 or June 27, 2020.
The Company received $45 million and $15 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the six months ended July 3, 2021 and June 27, 2020, respectively.
The Company had cash, cash equivalents and investments of $664 million as of July 3, 2021. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $353 million held by foreign subsidiaries at July 3, 2021, of which $267 million was held in currencies other than U.S. dollars.
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
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. The Company reviewed its contractual obligations and commercial commitments as of July 3, 2021 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K,
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the six months ended July 3, 2021. The Company did not make any changes in those policies during the six months ended July 3, 2021.
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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of July 3, 2021, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of July 3, 2021 and December 31, 2020, $353 million out of $664 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $267 million out of $664 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at July 3, 2021 and December 31, 2020, respectively. As of July 3, 2021, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of July 3, 2021 would decrease by approximately $25 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the six months ended July 3, 2021. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2021 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended July 3, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:
Other Information
Item 1:
 Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended July 3, 2021 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. The Company reviewed its risk factors as of July 3, 2021 and determined that there were no material changes from the ones set forth in the Form
10-K.
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
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended July 3, 2021 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 4, 2021 to May 1, 2021	188	$301.59	188	$1,295,113
May 2, 2021 to May 29, 2021	153	$314.28	153	$1,247,189
May 30, 2021 to July 3, 2021	183	$334.37	183	$1,185,905

Total	524	$316.76	524	$1,185,905

(1)	The Company repurchased fewer than one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended July 3, 2021.
(2)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

Item 6:
 Exhibits

Exhibit Number	Description of Document

10.1	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021 (File No. 001-140010)).

10.2	Change of Control Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021 (File No. 001-140010)).

10.3	Transition and Consulting Agreement, dated April 16, 2021, between Waters Corporation and Michael C. Harrington (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021 (File No. 001-140010)).

10.4	Transition and Consulting Agreement, dated April 19, 2021, between Waters Corporation and Ian S. King (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021 (File No. 001-140010)).

10.5	Letter Agreement, dated April 18, 2021, between Waters Corporation and Jonathan M. Pratt (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021 (File No. 001-140010)).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form
10-Q
for the quarter ended July 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

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

W ATERS C ORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
Date: August 5, 2021