Form 10-Q
period 2021-10-02
WATERS CORP /DE/
filed 2021-11-04
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of the registrant’s common stock as of October 29, 2021: 61,036,269

WATERS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q

Item 1:
 Financial Statements
WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 2, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$524,702	$436,695
Investments	130,490	6,451
Accounts receivable, net	532,957	573,316
Inventories	388,756	304,281
Other current assets	81,171	80,290

Total current assets	1,658,076	1,401,033
Property, plant and equipment, net	530,061	494,003
Intangible assets, net	246,080	258,645
Goodwill	436,754	444,362
Operating lease assets	84,845	93,252
Other assets	160,099	148,625

Total assets	$3,115,915	$2,839,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$—	$150,000
Accounts payable	88,904	72,212
Accrued employee compensation	76,182	72,166
Deferred revenue and customer advances	262,758	198,240
Current operating lease liabilities	26,839	27,764
Accrued income taxes	61,404	76,558
Accrued warranty	10,496	10,950
Other current liabilities	145,306	197,093

Total current liabilities	671,889	804,983
Long-term liabilities:
Long-term debt	1,613,618	1,206,515
Long-term portion of retirement benefits	72,664	72,620
Long-term income tax liabilities	319,161	357,493
Long-term operating lease liabilities	58,381	68,197
Other long-term liabilities	84,980	97,968

Total long-term liabilities	2,148,804	1,802,793

Total liabilities	2,820,693	2,607,776
Commitments and contingencies (Notes 6, 7 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at October 2, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,075 and 161,666 shares issued, 61,167 and 62,309 shares outstanding at October 2, 2021 and December 31, 2020, respectively	1,621	1,617
Additional paid-in capital	2,106,301	2,029,465
Retained earnings	7,584,593	7,107,989
Treasury stock, at cost, 100,908 and 99,357 shares at October 2, 2021 and December 31, 2020, respectively	(9,281,679)	(8,788,984)
Accumulated other comprehensive loss	(115,614)	(117,943)

Total stockholders’ equity	295,222	232,144

Total liabilities and stockholders’ equity	$3,115,915	$2,839,920

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	October 2, 2021	September 26, 2020
	(In thousands, except per share data)
Revenues:
Product sales	$419,133	$376,239
Service sales	240,100	217,545

Total net sales	659,233	593,784
Costs and operating expenses:
Cost of product sales	171,364	166,330
Cost of service sales	99,764	96,012
Selling and administrative expenses	152,545	135,430
Research and development expenses	41,986	34,971
Purchased intangibles amortization	1,759	2,657

Total costs and operating expenses	467,418	435,400

Operating income	191,815	158,384
Other expense	(607)	(1,039)
Interest expense	(11,081)	(10,915)
Interest income	2,548	4,007

Income before income taxes	182,675	150,437
Provision for income taxes	21,490	23,668

Net income	$161,185	$126,769

Net income per basic common share	$2.63	$2.04
Weighted-average number of basic common shares	61,359	62,002
Net income per diluted common share	$2.60	$2.03
Weighted-average number of diluted common shares and equivalents	61,888	62,303
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(In thousands, except per share data)
Revenues:
Product sales	$1,242,110	$965,342
Service sales	707,315	613,365

Total net sales	1,949,425	1,578,707
Costs and operating expenses:
Cost of product sales	506,985	420,971
Cost of service sales	298,544	265,149
Selling and administrative expenses	453,954	400,614
Research and development expenses	125,027	101,115
Purchased intangibles amortization	5,408	7,900
Litigation provision	—	1,180

Total costs and operating expenses	1,389,918	1,196,929

Operating income	559,507	381,778
Other income (expense), net	18,073	(2,149)
Interest expense	(34,054)	(38,012)
Interest income	10,347	12,046

Income before income taxes	553,873	353,663
Provision for income taxes	77,269	50,403

Net income	$476,604	$303,260

Net income per basic common share	$7.72	$4.89
Weighted-average number of basic common shares	61,771	62,057
Net income per diluted common share	$7.66	$4.86
Weighted-average number of diluted common shares and equivalents	62,244	62,371
The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)		(In thousands)
Net income	$161,185	$126,769	$476,604	$303,260
Other comprehensive (loss) income:
Foreign currency translation	(4,560)	601	1,256	(7,156)
Unrealized gains on investments before income taxes	17	—	2	—

Unrealized gains on investments, net of tax	17	—	2	—
Retirement liability adjustment before reclassifications	(103)	(654)	691	(880)
Amounts reclassified to other income	248	352	682	1,028

Retirement liability adjustment before income taxes	145	(302)	1,373	148
Income tax expense	(37)	(85)	(302)	(197)

Retirement liability adjustment, net of tax	108	(387)	1,071	(49)
Other comprehensive (loss) income	(4,435)	214	2,329	(7,205)

Comprehensive income	$156,750	$126,983	$478,933	$296,055

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$476,604	$303,260
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,949	27,715
Deferred income taxes	9,219	1,089
Depreciation	52,760	49,407
Amortization of intangibles	45,166	41,684
Change in operating assets and liabilities:
Decrease in accounts receivable	23,472	96,955
Increase in inventories	(93,878)	(8,139)
Increase in other current assets	(9,123)	(16,776)
I ncrease in other assets	(6,116)	(2,612)
(Decrease) increase in accounts payable and other current liabilities	(4,768)	46,721
Increase in deferred revenue and customer advances	71,889	32,053
Decrease in other liabilities	(57,838)	(48,332)

Net cash provided by operating activities	529,336	523,025
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(116,614)	(125,340)
Business acquisitions, net of cash acquired	—	(76,664)
Investment in unaffiliated companies	(867)	(3,850)
Payments for intellectual property licenses	(7,000)	—
Purchases of investments	(241,230)	(22,458)
Maturities and sales of investments	117,283	1,751

Net cash used in investing activities	(248,428)	(226,561)
Cash flows from financing activities:
Proceeds from debt issuances	510,000	315,000
Payments on debt	(250,000)	(425,366)
Payments of debt issuance costs	(8,537)	—
Proceeds from stock plans	55,000	28,421
Purchases of treasury shares	(492,695)	(196,353)
Proceeds from derivative contracts	2,325	10,330

Net cash used in financing activities	(183,907)	(267,968)
Effect of exchange rate changes on cash and cash equivalents	(8,994)	10,723

Increase in cash and cash equivalents	88,007	39,219
Cash and cash equivalents at beginning of period	436,695	335,715

Cash and cash equivalents at end of period	$524,702	$374,934

The accompanying notes are an integral part of the interim consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance June 27, 2020	161,273	$1,613	$1,959,498	$6,762,909	$(8,788,872)	$(126,890)	$(191,742)
Net income	—	—	—	126,769	—	—	126,769
Other comprehensive income	—	—	—	—	—	214	214
Issuance of common stock for employees:
Employee Stock Purchase Plan	10	—	1,641	—	—	—	1,641
Stock options exercised	97	1	12,040	—	—	—	12,041
Treasury stock	—	—	—	—	(56)	—	(56)
Stock-based compensation	1	—	9,552	—	—	—	9,552

Balance September 26, 2020	161,381	$1,614	$1,982,731	$6,889,678	$(8,788,928)	$(126,676)	$(41,581)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance July 3, 2021	162,017	$1,620	$2,090,052	$7,423,408	$(9,135,628)	$(111,179)	$268,273
Net income	—	—	—	161,185	—	—	161,185
Other comprehensive loss	—	—	—	—	—	(4,435)	(4,435)
Issuance of common stock for employees:
Employee Stock Purchase Plan	8	—	2,567	—	—	—	2,567
Stock options exercised	45	1	7,396	—	—	—	7,397
Treasury stock	—	—	—	—	(146,051)	—	(146,051)
Stock-based compensation	5	—	6,286	—	—	—	6,286

Balance October 2, 2021	162,075	$1,621	$2,106,301	$7,584,593	$(9,281,679)	$(115,614)	$295,222

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)
Net income	—	—	—	303,260	—	—	303,260
Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Other comprehensive loss	—	—	—	—	—	(7,205)	(7,205)
Issuance of common stock for employees:
Employee Stock Purchase Plan	31	—	5,593	—	—	—	5,593
Stock options exercised	184	2	22,944	—	—	—	22,946
Treasury stock	—	—	—	—	(176,352)	—	(176,352)
Stock-based compensation	136	2	27,441	—	—	—	27,443

Balance September 26, 2020	161,381	$1,614	$1,982,731	$6,889,678	$(8,788,928)	$(126,676)	$(41,581)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144
Net income	—	—	—	476,604	—	—	476,604
Other comprehensive income	—	—	—	—	—	2,329	2,329
Issuance of common stock for employees:
Employee Stock Purchase Plan	40		9,578	—	—	—	9,578
Stock options exercised	275	3	46,109	—	—	—	46,112
Treasury stock	—	—	—	—	(492,695)	—	(492,695)
Stock-based compensation	94	1	21,149	—	—	—	21,150

Balance October 2, 2021	162,075	$1,621	$2,106,301	$7,584,593	$(9,281,679)	$(115,614)	$295,222

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
The Company’s interim fiscal quarter typically ends on the thirteenth Saturday of each quarter. Since the Company’s fiscal year end is December 31, the first and fourth fiscal quarters may have more or less than thirteen complete weeks. The Company’s third fiscal quarters for 2021 and 2020 ended on October 2, 2021 and September 26, 2020, respectively.
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the dates of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions
.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Cash, Cash Equivalents and Investments
Cash equivalents represent highly liquid investments, with original maturities of 90 days or less, while investments with longer maturities are classified as investments. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 2, 2021 and December 31, 2020, $371 million out of $655 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $240 million out of $655 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at October 2, 2021 and December 31, 2020, respectively.
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
The following is a summary of the activity of the Company’s allowance for credit losses for the nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Balance at Beginning of Period	Impact of CECL Adoption	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
October 2, 2021	$14,381	$—	$3,388	$(4,107)	$13,662
September 26, 2020	$9,560	$985	$7,826	$(5,784)	$12,587
Other Investments
During the nine months ended October 2, 2021 and September 26, 2020, the Company made investments in unaffiliated companies of $1 million and $4 million, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

During the nine months ended October 2, 2021, the Company recorded an unrealized gain on an equity security still held at the reporting date of approximately $10 million within other income (expense) on the income statement. This unrealized gain was recorded as an upward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
During the nine months ended September 26, 2020, the Company recorded an unrealized loss on an equity security still held at the reporting date of approximately $1 million within other income (expense) on the income statement. This unrealized loss was recorded as a downward price adjustment to the carrying value of the investment due to an observable price change of a similar security issued during the current period.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at October 2, 2021 (in thousands):

	Total at October 2, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

U.S. Treasury securities	$12,043	$—	$12,043	$—
Corporate debt securities	83,045	—	83,045	—
Time deposits	35,803	—	35,803	—
Waters 401(k) Restoration Plan assets	38,587	38,587	—	—
Foreign currency exchange contracts	93	—	93	—

Total	$169,571	$38,587	$130,984	$—

Liabilities:
Contingent consideration	$1,307	$—	$—	$1,307
Foreign currency exchange contracts	375	—	375	—
Interest rate cross-currency swap agreements	12,322	—	12,322	—

Total	$14,004	$—	$12,697	$1,307

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Time deposits	$6,451	$—	$6,451	$—
Waters 401(k) Restoration Plan assets	38,988	38,988	—	—
Foreign currency exchange contracts	836	—	836	—

Total	$46,275	$38,988	$7,287	$—

Liabilities:
Contingent consideration	$1,185	$—	$—	$1,185
Foreign currency exchange contracts	185	—	185	—
Interest rate cross-currency swap agreements	44,996	—	44,996	—

Total	$46,366	$—	$45,181	$1,185

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
Fair Value of Cash Equivalents, Investments, Foreign Currency Exchange Contracts and Interest Rate Cross-Currency Swap Agreements
The fair values of the Company’s cash equivalents, investments, foreign currency exchange contracts and interest rate cross-currency swap agreements are determined through market and observable sources and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued, typically utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, current spot rates and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources.
Fair Value of Contingent Consideration
The fair value of the Company’s liability for contingent consideration relates to earnout payments in connection with the December 2020 acquisition of Integrated Software Solutions (“ISS”) and is determined using a probability-weighted discounted cash flow model, which uses significant unobservable inputs, and has been classified as Level 3. Subsequent changes in the fair value of the contingent consideration liability are recorded in the results of operations. The fair value of the contingent consideration liability associated with future earnout payments is based on several factors, including the achievement of certain revenue and customer account milestones over the two years after the acquisition date and a discount rate that reflects both the likelihood of achieving the estimated future results and the Company’s creditworthiness. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at both October 2, 2021 and December 31, 2020.
Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was
$1.3 billion and $910 million at October 2, 2021 and December 31, 2020, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.3 billion and $963 million at October 2, 2021 and December 31, 2020, respectively, using Level 2 inputs.

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
Interest Rate Cross-Currency Swap Agreements
As of October 2, 2021, the Company had entered

into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $340 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	October 2, 2021		December 31, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$19,000	$93	$66,690	$836
Other current liabilities	$46,772	$375	$20,000	$185
Interest rate cross-currency swap agreements:
Other liabilities	$340,000	$12,322	$560,000	$44,996
Accumulated other comprehensive loss		$20,219		$44,996
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(774)	$1,113	$681	$(45)
Unrealized (losses) gains on open contracts	Cost of sales	(933)	808	(2,256)	1,455

Cumulative net pre-tax (losses) gains	Cost of sales	$(1,707)	$1,921	$(1,575)	$1,410

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$2,305	$3,777	$9,505	$11,275
Unrealized gains on open contracts	Other comprehensive income	$7,762	$19,582	$24,777	$19,675
Stockholders’ Equity
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This program replaced the remaining amounts available from the pre-existing
program. During the nine months ended October 2, 2021 and September 26, 2020, the Company repurchased 1.5 million and 0.8 million shares of the Company’s outstanding common stock at a cost of $484 million and $167 million, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $9 million and $10 million of common stock related to the vesting of restricted stock units during the nine months ended October 2, 2021 and September 26, 2020, respectively. As of October 2, 2021, the Company had repurchased an aggregate of 12.7 million shares at a cost of $3.0 billion under the January 2019 repurchase program and had a total of $1.0 billion authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The Company had $20 million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. The Company did not have any unsettled treasury stock purchases as of December 31, 2020 or October 2, 2021.
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
The following is a summary of the activity of the Company’s accrued warranty liability for the nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
October 2, 2021	$10,950	$6,537	$(6,991)	$10,496
September 26, 2020	$11,964	$5,442	$(7,145)	$10,261
Restructuring
In January 2020, the Company made organizational changes to better align its resources with its growth and innovation strategies, resulting in a worldwide workforce reduction, impacting 3%
of the Company’s employees. During the three and nine months ended September 26, 2020, the Company incurred $6 million and
$27
million of severance-related costs, lease termination costs and other related costs. Restructuring charges incurred during the three and nine months ended October 2, 2021 were immaterial.
Other Items
During the nine months ended October 2, 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive
$10
million in guaranteed payments, including minimum royalty payments, which was recognized within other income in our consolidated statement of operations. During the nine months ended October 2, 2021, the Company received
$3
million in guaranteed payments, net of applicable withholding taxes.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s deferred revenue and customer advances for the nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	October 2, 2021	September 26, 2020
Balance at the beginning of the period	$239,759	$213,695
Recognition of revenue included in balance at beginning of the period	(197,279)	(177,667)
Revenue deferred during the period, net of revenue recognized	264,184	213,895

Balance at the end of the period	$306,664	$249,923

The Company classified $44 million and $42 million of deferred revenue and customer advances in other long-term liabilities at October 2, 2021 and December 31, 2020, respectively.
The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

October 2, 2021
Deferred revenue and customer advances expected to be recognized in:
One year or less	$262,758
13-24 months	25,076
25 months and beyond	18,830

Total	$306,664

3 Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	October 2, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$12,040	$3	$—	$12,043
Corporate debt securities	83,045	8	(8)	83,045
Time deposits	35,803	—	—	35,803

Total	$130,888	$11	$(8)	$130,891

Amounts included in:
Cash equivalents	$401	$—	$—	$401
Investments	130,487	11	(8)	130,490

Total	$130,888	$11	$(8)	$130,891

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Time deposits	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

Amounts included in:
Investments	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	October 2, 2021	December 31, 2020
Due in one year or less	$128,149	$6,451
Due after one year through three years	2,742	—

Total	$130,891	$6,451

4 Inventories
Inventories are classified as follows (in thousands):

	October 2, 2021	December 31, 2020
Raw materials	$158,529	$133,490
Work in progress	25,296	18,678
Finished goods	204,931	152,113

Total inventories	$388,756	$304,281

5 Goodwill and Other Intangibles
The carrying amount of goodwill was $437 million and $444 million at October 2, 2021 and December 31, 2020, respectively. The effect of foreign currency translation decreased goodwill by $7 million.
The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	October 2, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$576,988	$419,736	5 years	$584,452	$409,847	5 years
Purchased intangibles	202,094	162,895	11 years	205,585	160,342	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	12,616	5,944	7 years	5,923	5,697	6 years
Patents and other intangibles	99,906	66,629	8 years	90,699	61,808	8 years

Total	$901,284	$655,204	7 years	$896,339	$637,694	7 years

During the nine months ended October 2, 2021, the Company paid $7 million in connection with an existing licensing arrangement. The payment was tied to the commercial launch of Waters
™
SELECT SERIES
™
MRT, a high-resolution mass spectrometer and was capitalized as an intangible asset on our consolidated balance sheet in 2021. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $36 million and $27 million, respectively, in the nine months ended October 2, 2021 due to the effects of foreign

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

currency translation. Amortization expense for intangible assets was $15 million for both the three months ended October 2, 2021 and September 26, 2020. Amortization expense for intangible assets was $45 million and $42 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Amortization expense for intangible assets is estimated to be $62 million per year for each of the next five years.
6 Debt
On September 17, 2021, the Company entered into an amended and restated credit agreement (the “2021 Credit Agreement”), which amended the Company’s existing credit agreement entered into in 2017 (the “2017 Credit Agreement”). The 2021 Credit Agreement provides for a $1.8 billion revolving facility (the “2021 Credit Facility”) and converted the $300 million term loan under the 2017 Credit Agreement into part of the new revolving facility. As of October 2, 2021, the 2021 Credit Facility had a total of $310 million outstanding. As of December 31, 2020, the revolving credit facility and the term loan governed by the 2017 Credit Agreement had a total of $100 million and $300 million, respectively, outstanding. The 2021 Credit Facility matures on September 17, 2026 and requires no scheduled prepayments before that date.
The interest rates applicable to the 2021 Credit Agreement are, at the Company’s option, equal to either the alternate base rate (which is a rate per annum equal to the greatest of (1) the prime rate in effect on such day, (2) the Federal Reserve Bank of New York Rate on such day plus 1/2 of 1% per annum and (3) the adjusted LIBO rate on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1% per annum) or the applicable 1, 3 or 6 month adjusted LIBO rate or EURIBO rate for Euro-denominated loans, in each case, plus an interest rate margin based upon the Company’s leverage ratio, which can range between 0 and 12.5 basis points for alternate base rate loans and between 80 and 112.5 basis points for LIBO rate or EURIBO rate loans. The facility fee on the 2021 Credit Agreement ranges between 7.5 and 25 basis points per annum, based on the leverage ratio, of the amount of the revolving facility commitments and the outstanding term loan. The 2021 Credit Agreement requires that the Company comply with an interest coverage ratio test of not less than 3.50:1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, the 2021 Credit Agreement includes negative covenants, affirmative covenants, representations and warranties and events of default that are customary for investment grade credit facilities.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of October 2, 2021 and December 31, 2020, the Company had a total of $1.3 billion and $1.0 billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.
The Company had the following outstanding debt at October 2, 2021 and December 31, 2020 (in thousands):

	October 2, 2021	December 31, 2020
Senior unsecured notes—Series E—3.97%, due March 2021	—	50,000
Senior unsecured notes—Series F—3.40%, due June 2021	—	100,000

Total notes payable and debt, current	—	150,000
Senior unsecured notes—Series G—3.92%, due June 2024	50,000	50,000
Senior unsecured notes—Series H—floating rate*, due June 2024	50,000	50,000
Senior unsecured notes—Series I — 3.13%, due May 2023	50,000	50,000
Senior unsecured notes—Series K—3.44%, due May 2026	160,000	160,000
Senior unsecured notes—Series L—3.31%, due September 2026	200,000	200,000
Senior unsecured notes—Series M—3.53%, due September 2029	300,000	300,000
Senior unsecured notes—Series N—1.68%, due March 2026	100,000	—
Senior unsecured notes—Series O—2.25%, due March 2031	400,000	—
Credit agreement	310,000	400,000
Unamortized debt issuance costs	(6,382)	(3,485)

Total long-term debt	1,613,618	1,206,515

Total debt	$1,613,618	$1,356,515

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of October 2, 2021 and December 31, 2020, the Company had a total amount available to borrow under the 2021 or 2017 Credit Agreement of $1.5 billion and $1.4 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.67% and 2.92% at October 2, 2021 and December 31, 2020, respectively. As of October 2, 2021, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $122 million and $109 million at October 2, 2021 and December 31, 2020, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of October 2, 2021 or December 31, 2020.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

As of October 2, 2021, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $340 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
7 Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of October 2, 2021. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the nine months ended October 2, 2021 and September 26, 2020 by $13 million and $12 million, respectively, and increased the Company’s net income per diluted share by $0.20 for both periods.
The Company’s effective tax rate for the three months ended October 2, 2021 and September 26, 2020 was 11.8% and 15.7%, respectively. The decrease in the effective income tax rate can be attributed to the impact of quarter-specific adjustments and differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the nine months ended October 2, 2021 and September 26, 2020 was 14.0% and 14.3%, respectively. The effective tax rate for the nine months ended October 2, 2021 includes a $6 million tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.1 percentage points for the nine months ended October 2, 2021. The effective tax rate for the nine months ended September 26, 2020 includes a $6 million income tax benefit related to certain restructuring charges and a $3 million tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 1.8 percentage points and 0.9 percentage points, respectively, for the nine months ended September 26, 2020. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax reporting positions on the presumption that all concerned tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those reporting positions for the time value of money. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	October 2, 2021	September 26, 2020
Balance at the beginning of the period	$28,666	$27,790
Net reductions for settlement of tax audits	(878)	—
Net reductions for lapse of statutes taken during the period	(292)	(427)
Net additions for tax positions taken during the current period	966	907

Balance at the end of the period	$28,462	$28,270

With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2015. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties, and deferred tax assets and liabilities. As of October 2, 2021, the Company expects to record reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
8 Stock-Based Compensation
The Company maintains various stockholder-approved, stock-based compensation plans which allow for the issuance of incentive or non-qualified
stock options, stock appreciation rights, restricted stock or other types of awards (e.g. restricted stock units and performance stock units).
In May 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of October 2, 2021, the 2020 Plan had 6.7 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options or restricted stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such consideration as is determined by the Compensation Committee of the Board of Directors. As of October 2, 2021, the Company had stock options, restricted stock, and restricted and performance stock unit awards outstanding under the 2020 Plan.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Company’s results of operations could be materially impacted. In addition, if the Company employs different assumptions in the application of these standards, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.
The consolidated statements of operations for the three and nine months ended October 2, 2021 and September 26, 2020 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of sales	$468	$645	$1,828	$1,850
Selling and administrative expenses	4,116	7,747	15,810	22,472
Research and development expenses	1,769	1,201	4,311	3,393

Total stock-based compensation	$6,353	$9,593	$21,949	$27,715

Stock Options
In determining the fair value of the stock options, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected stock option lives. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on historical experience for the population of non-qualified
stock option exercises. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the nine months ended October 2, 2021 and September 26, 2020 are as follows:

	Nine Months Ended
Options Issued and Significant Assumptions Used to Estimate Option Fair Values	October 2, 2021	September 26, 2020
Options issued in thousands	160	267
Risk-free interest rate	0.8%	1.2%
Expected life in years	6	6
Expected volatility	32.4%	27.8%
Expected dividends	—	—

	Nine Months Ended
Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	October 2, 2021	September 26, 2020
Exercise price	$281.23	$215.12
Fair value	$91.46	$62.93

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following table summarizes stock option activity for the plans for the nine months ended October 2, 2021 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2020	1,067	$75.94 to $ 238.52	$179.59
Granted	160	$250.15 to $ 371.64	$281.23
Exercised	(275)	$99.22 to $ 238.52	$167.89
Canceled	(251)	$139.51 to $ 280.80	$197.05

Outstanding at October 2, 2021	701	$75.94 to $ 371.64	$200.84

Restricted Stock
During the nine months ended October 2, 2021, the Company granted four thousand shares of restricted stock. The weighted-average fair value per share of these awards on the grant date was $254.51.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the nine months ended October 2, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2020	271	$202.00
Granted	88	$283.10
Vested	(86)	$183.94
Forfeited	(22)	$221.64

Unvested at October 2, 2021	251	$234.90

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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

volatility is the most appropriate
indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the nine months ended October 2, 2021 and September 26, 2020 are as follows:

	Nine Months Ended
Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	October 2, 2021	September 26, 2020
Performance stock units issued (in thousands)	41	58
Risk-free interest rate	0.2%	1.3%
Expected life in years	2.9	2.9
Expected volatility	38.7%	25.1%
Average volatility of peer companies	34.7%	26.1%
Correlation coefficient	45.8%	36.6%
Expected dividends	—	—
The following table summarizes the unvested performance stock unit award activity for the nine months ended October 2, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2020	95	$230.36
Granted	41	$315.98
Vested	(5)	$242.94
Forfeited	(44)	$199.22

Unvested at October 2, 2021	87	$285.73

9 Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Three Months Ended October 2, 2021
	Net Income	Weighted- Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$161,185	61,359	$2.63
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	529	(0.03)

Net income per diluted common share	$161,185	61,888	$2.60

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

	Three Months Ended September 26, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$126,769	62,002	$2.04
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	301	(0.01)

Net income per diluted common share	$126,769	62,303	$2.03

	Nine Months Ended October 2, 2021
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$476,604	61,771	$7.72
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	473	(0.06)

Net income per diluted common share	$476,604	62,244	$7.66

	Nine Months Ended September 26, 2020
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Net income per basic common share	$303,260	62,057	$4.89
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	314	(0.03)

Net income per diluted common share	$303,260	62,371	$4.86

For the three and nine months ended October 2, 2021 and September 26, 2020, the Company had fewer than one million stock options that were antidilutive due to having higher exercise prices than the Company’s average stock price during the applicable period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
10 Accumulated Other Comprehensive Income
The components of accumulated other comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Gain on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(98,082)	$(19,861)	$—	$(117,943)
Other comprehensive income (loss), net of tax	1,256	1,071	2	2,329

Balance at October 2, 2021	$(96,826)	$(18,790)	$2	$(115,614)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

11 Retirement Plans
The Company sponsors various retirement plans. The components of net periodic benefit cost other than the service cost component are included in other expense in the consolidated statements of operations. The summary of the components of net periodic pension costs for the plans for the three and nine months ended October 2, 2021 and September 26, 2020 is as follows (in thousands):

	Three Months Ended
	October 2, 2021		September 26, 2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$198	$1,140	$197	$1,140
Interest cost	141	309	180	353
Expected return on plan assets	(248)	(459)	(214)	(476)
Settlement loss	—	102	—	—
Net amortization:
Prior service (credit) cost	(5)	13	(4)	(41)
Net actuarial loss	8	130	—	397

Net periodic pension cost	$94	$1,235	$159	$1,373

	Nine Months Ended
	October 2, 2021		September 26, 2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$663	$3,447	$499	$3,334
Interest cost	419	936	533	1,036
Expected return on plan assets	(758)	(1,389)	(653)	(1,386)
Settlement loss	—	102	—	—
Net amortization:
Prior service credit	(14)	(67)	(14)	(122)
Net actuarial loss	8	653	—	1,164

Net periodic pension cost	$318	$3,682	$365	$4,026

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
TM
and TA
TM
.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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
Net sales for the Company’s products and services are as follows for the three and nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Product net sales:
Waters instrument systems	$240,475	$225,790	$717,910	$550,018
Chemistry consumables	123,045	108,175	368,478	300,525
TA instrument systems	55,613	42,274	155,722	114,799

Total product sales	419,133	376,239	1,242,110	965,342
Service net sales:
Waters service	218,291	199,501	644,625	562,843
TA service	21,809	18,044	62,690	50,522

Total service sales	240,100	217,545	707,315	613,365

Total net sales	$659,233	$593,784	$1,949,425	$1,578,707

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the three and nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Sales:
Asia:
China	$115,886	$115,666	$346,030	$252,713
Japan	44,293	44,779	139,702	131,098
Asia Other	94,423	75,737	268,359	219,660

Total Asia	254,602	236,182	754,091	603,471
Americas:
United States	194,776	172,267	544,124	465,093
Americas Other	36,225	27,180	109,128	81,312

Total Americas	231,001	199,447	653,252	546,405
Europe	173,630	158,155	542,082	428,831

Total net sales	$659,233	$593,784	$1,949,425	$1,578,707

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

Net sales by customer class are as follows for the three and nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Pharmaceutical	$398,338	$343,001	$1,175,191	$926,582
Industrial	196,032	179,128	581,884	474,592
Academic and government	64,863	71,655	192,350	177,533

Total net sales	$659,233	$593,784	$1,949,425	$1,578,707

Net sales for the Company recognized at a point in time versus over time are as follows for the three and nine months ended October 2, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales recognized at a point in time:
Instrument systems	$296,088	$268,064	$873,632	$664,817
Chemistry consumables	123,045	108,175	368,478	300,525
Service sales recognized at a point in time (time & materials)	85,093	92,145	253,212	238,754

Total net sales recognized at a point in time	504,226	468,384	1,495,322	1,204,096
Net sales recognized over time:
Service and software maintenance sales recognized over time (contracts)	155,007	125,400	454,103	374,611

Total net sales	$659,233	$593,784	$1,949,425	$1,578,707

13 Recent Accounting Standard Changes and Developments
Recently Adopted Accounting Standards

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

Item 2:
 Management
’
s Discussion and Analysis of Financial Condition and

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
The
COVID-19
pandemic has not materially impacted the Company’s manufacturing facilities or those of the third parties to whom it outsources certain manufacturing processes, the distribution centers where its inventory is managed, or the operations of its logistics and other service providers. The Company also did not see material disruptions or delays in shipments of certain materials or components of its products. However, the current logistic and supply chain issues being experienced throughout the world have made it more difficult for us to manage our operations and as such we cannot provide any assurances that any further disruptions in the logistics and supply chains will not have a material impact on our future financial results and cashflows.
The Company has taken decisive and appropriate actions throughout the
COVID-19
pandemic, and continues to take proactive measures to guard the health of its global employee base and the safety of all customer interactions. The Company has implemented rigorous protocols to promote a safe work environment in all of its locations that are operational around the world and continues to closely monitor and update its multi-phase process for the safe return of employees to their physical workplaces as social distancing, governmental requirements, including capacity limitations, and other protocols allow.
The vast majority of the markets the Company serves, most notably the pharmaceutical, biomedical research, materials sciences, food/environmental and clinical markets, have continued to operate at various levels, and the Company is working closely with these customers to facilitate their seamless operation.

The
COVID-19
pandemic continues to be fluid with uncertainties and risks across the global economy. During 2020, the Company took a proactive approach managing through this unpredictability and implemented a series of cost reduction actions, which included temporary salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility. These cost reductions were completed by the end of 2020; however, the Company’s plan will be adjusted accordingly depending on the pace of the recovery and any further governmental restrictions that may be implemented. The 2020 cost actions reduced the Company’s spending by approximately $100 million with 79% of these savings being realized by the end of the third quarter of 2020 and approximately 21% of the savings being realized in the fourth quarter of 2020. The majority of these cost saving actions were reinstated at the beginning of 2021 and as a result, the Company expects a significant increase in its expenses and a negative impact on its cash flows during the fourth quarter of 2021 from a normalization of these costs.
Financial Overview
The Company’s operating results are as follows for the three and nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Revenues:
Product sales	$419,133	$376,239	11%	$1,242,110	$965,342	29%
Service sales	240,100	217,545	10%	707,315	613,365	15%

Total net sales	659,233	593,784	11%	1,949,425	1,578,707	23%
Costs and operating expenses:
Cost of sales	271,128	262,342	3%	805,529	686,120	17%
Selling and administrative expenses	152,545	135,430	13%	453,954	400,614	13%
Research and development expenses	41,986	34,971	20%	125,027	101,115	24%
Purchased intangibles amortization	1,759	2,657	(34%)	5,408	7,900	(32%)
Litigation provision	—	—	—	—	1,180	(100%)

Operating income	191,815	158,384	21%	559,507	381,778	47%
Operating income as a % of sales	29.1%	26.7%		28.7%	24.2%
Other expense	(607)	(1,039)	(42%)	18,073	(2,149)	* *
Interest expense, net	(8,533)	(6,908)	24%	(23,707)	(25,966)	(9%)

Income before income taxes	182,675	150,437	21%	553,873	353,663	57%
Provision for income taxes	21,490	23,668	(9%)	77,269	50,403	53%

Net income	$161,185	$126,769	27%	$476,604	$303,260	57%

Net income per diluted common share	$2.60	$2.03	28%	$7.66	$4.86	58%
** Percentage not meaningful
The Company’s net sales increased 11% and 23% in the third quarter and first nine months of 2021, respectively, as compared to the third quarter and first nine months of 2020. The sales growth in the 2021 periods was driven by strong sales growth across most major geographies, end markets, and product categories. Overall, sales benefited from stronger demand for our products and services across all major geographies as a result of our customers continuing to resume laboratory and manufacturing operations except in China, where the Company’s sales were flat due to third-party shipping logistic execution issues and in Japan. Foreign currency translation had minimal impact on total sales in the third quarter and increased sales by 2% in the first nine months of 2021. In addition, the Company’s first nine months of 2021 included five more calendar days than the first nine months of 2020.
Instrument system sales increased 10% and 31% for the third quarter and first nine months of 2021, respectively, due to customer demand continuing to increase to pre-pandemic
levels as customer laboratories and manufacturing facilities continued to return to normal operations. This strength in the first nine months was broad-based, particularly in LC,
LC-MS
and TA instrument system sales. Foreign currency translation had minimal impact on instrument system sales in the third quarter and increased sales by 2% in the first nine months of 2021. Recurring revenues (combined sales of precision chemistry consumables and services) increased 11% and 18% for the third quarter and first nine months of 2021, respectively, with foreign currency translation being neutral in the quarter and increasing sales by 3% in the first nine months of the year. In the first nine months of 2021, recurring revenues benefited from five additional calendar days as compared to the first nine months of 2020.
Geographically, the Company’s sales growth in the third quarter and first nine months of 2021 was broad-based. During the third quarter of 2021, sales increased 8% in Asia, 16% in the Americas, and 10% in Europe, with the effect of foreign currency translation increasing sales in Europe by 2%. During the first nine months of 2021, sales increased 25% in Asia, 20% in the Americas, and 26% in Europe, with the effect of foreign currency translation increasing sales by 1% in both Asia and the Americas, and 7% in Europe.
In the third quarter and first nine months of 2021, China sales were flat and increased 37%, respectively, driven by stronger demand due to customers resuming laboratory and manufacturing operations as well as the pent-up
demand caused by the 20% decline in China’s sales in the first nine months of 2020 when the negative impact of the
COVID-19
pandemic lockdowns was occurring. China’s sales growth in the third quarter was negatively impacted by the third-party shipping logistic issues in China that resulted in flat sales growth. Foreign currency translation increased China sales growth by 3% and 5% in the quarter and first nine months of 2021, respectively. Sales increased 13% in the U.S. and 32% in India, while sales decreased by 1% in Japan in the quarter. Foreign currency translation decreased sales growth by 10% in India and 4% in Japan in the third quarter of 2021.
During the third quarter of 2021, sales to pharmaceutical customers increased 16%, driven by growth in all regions, including 14% in China, 41% in India, 16% in the Americas and 10% in Europe as strong customer demand continued to recover to pre-pandemic
levels. Foreign currency translation had minimal impact on pharmaceutical sales growth in the quarter. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 9%, with the effect of foreign currency translation having minimal impact on sales growth in the quarter. During the third quarter of 2021, combined sales to academic and government customers decreased 9%, with foreign currency translation increasing academic and government sales by 2%. Sales to our academic customers declined 15% while sales to our government customers increased by 1%. Sales to our academic and government customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
During the first nine months of 2021, sales to pharmaceutical customers increased 27%, driven by growth in all regions as strong customer demand continued to recover to pre-pandemic
levels. Foreign currency translation increased pharmaceutical sales growth by 3%. Combined sales to industrial customers increased 23%, with the effect of foreign currency translation increasing sales growth by 4%. During the first nine months of 2021, combined sales to academic and government customers increased 8%, as customers ramped up their spending in the first nine months of the year following lower spending levels throughout 2020 due to the
COVID-19
pandemic. Foreign currency translation increased academic and government sales growth by 2%.
Operating income increased 21% and 47% for the third quarter and first nine months of 2021, respectively. These increases were primarily a result of the increase in sales volumes caused by our customers continuing to resume laboratory and manufacturing operations throughout the world. Both the quarter and year-to-date
operating income increases were partially offset by the restoration of expenses that had been decreased in the 2020 periods which consisted of a series of cost reduction actions that included salary reductions, furloughs and reductions in non-essential
spending that increased operating income by approximately $81 million in 2020. In addition, operating income in the third quarter and first nine months of 2020 also included $6 million and $27 million, respectively, of severance-related costs in connection with a reduction in workforce and lease termination costs.

The Company generated $529 million and $523 million of net cash flows from operations in the first nine months of 2021 and 2020, respectively. This increase in operating cash flow was primarily a result of the increase in sales volumes being offset by the $81 million benefit from the reduction in expenses from the
COVID-19
pandemic cost actions implemented and working capital improvement during the first nine months of 2020.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $117 million and $125 million in the first nine months of 2021 and 2020, respectively. The cash flows from investing activities in the first nine months of 2021 and 2020 also included $40 million and $50 million, respectively, of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the U.S. The Company has incurred $191 million on this facility through the end of the first nine months of 2021 and anticipates spending a total of $215 million to build and equip this new state-of-the-art
manufacturing facility.
On September 17, 2021, the Company entered into an amended and restated credit agreement (the “2021 Credit Agreement”), which amended the Company’s existing credit agreement entered into in 2017 (the “2017 Credit Agreement”). The 2021 Credit Agreement provides for a $1.8 billion revolving facility (the “2021 Credit Facility”) and converted the $300 million term loan under the 2017 Credit Agreement into part of the new revolving facility. As of October 2, 2021, the 2021 Credit Facility had a total of $310 million outstanding. As of December 31, 2020, the revolving credit facility and the term loan governed by the 2017 Credit Agreement had a total of $100 million and $300 million, respectively, outstanding. The 2021 Credit Facility matures on September 17, 2026 and requires no scheduled prepayments before that date.
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year
term and a fixed interest rate of 2.25%.
Results of Operations
Sales by Geography
Geographic sales information is presented below for the three and nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Net Sales:
Asia:
China	$115,886	$115,666	—	$346,030	$252,713	37%
Japan	44,293	44,779	(1%)	139,702	131,098	7%
Asia Other	94,423	75,737	25%	268,359	219,660	22%

Total Asia	254,602	236,182	8%	754,091	603,471	25%
Americas:
United States	194,776	172,267	13%	544,124	465,093	17%
Americas Other	36,225	27,180	33%	109,128	81,312	34%

Total Americas	231,001	199,447	16%	653,252	546,405	20%
Europe	173,630	158,155	10%	542,082	428,831	26%

Total net sales	$659,233	$593,784	11%	$1,949,425	$1,578,707	23%

In the third quarter and first nine months of 2021, sales benefited from stronger demand for our products and services across most major geographies and customer classes as a result of our customers continuing to resume laboratory and manufacturing operations, as well as the pent-up
demand from 2020 caused by the
COVID-19
pandemic. The sales strength was broad-based, driven by continued growth in recurring revenues and the strong sales growth in instruments, particularly in LC instrument system sales. Recurring revenues sales growth was favorably impacted by the five additional calendar days in the first nine months of 2021 as compared to the first nine months of 2020.

Sales by Trade Class
Net sales by customer class are presented below for the three and nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% change	October 2, 2021	September 26, 2020	% change
Pharmaceutical	$398,338	$343,001	16%	$1,175,191	$926,582	27%
Industrial	196,032	179,128	9%	581,884	474,592	23%
Academic and government	64,863	71,655	(9%)	192,350	177,533	8%

Total net sales	$659,233	$593,784	11%	$1,949,425	$1,578,707	23%

In the third quarter and first nine months of 2021, the increase in sales to pharmaceutical customers was broad-based with double-digit sales growth across all major geographies, primarily due to stronger demand for our products and services as a result of our customers continuing to resume laboratory and manufacturing operations. Sales also benefited from the demand from certain pharmaceutical customers involved with COVID-19
diagnostic testing and the increase in the development of new drugs and therapies. Foreign currency translation had minimal impact on sales to pharmaceutical customers in the third quarter and increased sales by 3% in the first nine months of 2021. Sales to industrial customers increased 9% and 23% in the third quarter and first nine months of 2021, respectively, primarily due to customers continuing to resume laboratory and manufacturing operations during the year. Foreign currency translation increased sales to industrial customers by 4% in the first nine months of 2021. Sales to academic and government customers decreased 9% in the third quarter and increased 8% in the first nine months of 2021, with foreign currency translation increasing sales by 2% in both the third quarter and first nine months of 2021.
Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the three and nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands):

	Three Months Ended
	October 2, 2021	% of Total	September 26, 2020	% of Total	% change

Waters instrument systems	$240,475	41%	$225,790	42%	7%
Chemistry consumables	123,045	21%	108,175	21%	14%

Total Waters product sales	363,520	62%	333,965	63%	9%
Waters service	218,291	38%	199,501	37%	9%

Total Waters net sales	$581,811	100%	$533,466	100%	9%

	Nine Months Ended
	October 2, 2021	% of Total	September 26, 2020	% of Total	% change

Waters instrument systems	$717,910	41%	$550,018	39%	31%
Chemistry consumables	368,478	22%	300,525	21%	23%

Total Waters product sales	1,086,388	63%	850,543	60%	28%
Waters service	644,625	37%	562,843	40%	15%

Total Waters net sales	$1,731,013	100%	$1,413,386	100%	22%

Waters products and service sales increased 9% and 22% in the third quarter and first nine months of 2021, respectively, with the effect of foreign currency translation increasing Waters sales by 2% in the first nine months of 2021. Chemistry consumables sales increased double-digits in both the quarter and first nine months of the year due to the strong demand in the U.S., Europe, China, and India driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales increased due to higher service demand billings as
COVID-19
business closures and restrictions began to ease. Waters recurring revenues also benefited by five additional calendar days in the first nine months of the year. Waters instrument system sales (LC and MS technology-based) increased in the quarter across most major geographical regions, primarily due to higher sales as a result of stronger demand for our products and services as our customers continued to resume laboratory and manufacturing operations throughout the world.
In the third quarter of 2021, Waters sales growth increased 7% in Europe, 15% in the Americas and 6% in Asia, with sales in China decreasing 1% as a result of third-party shipping logistic execution issues. Foreign currency translation increased Waters sales by 1% in both Europe and the Americas, and 3% in China.
TA Product and Services Net Sales
Net sales for TA products and services were as follows for the three and nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands):

	Three Months Ended
	October 2, 2021	% of Total	September 26, 2020	% of Total	% change

TA instrument systems	$55,613	72%	$42,274	70%	32%
TA service	21,809	28%	18,044	30%	21%

Total TA net sales	$77,422	100%	$60,318	100%	28%

	Nine Months Ended
	October 2, 2021	% of Total	September 26, 2020	% of Total	% change

TA instrument systems	$155,722	71%	$114,799	69%	36%
TA service	62,690	29%	50,522	31%	24%

Total TA net sales	$218,412	100%	$165,321	100%	32%

TA instrument system and service sales growth in the third quarter and first nine months of 2021 was broad-based across all major geographies increasing 28% and 32%, respectively, and was primarily driven by stronger demand as a result of our customers continuing to resume laboratory and manufacturing operations.

In the third quarter and first nine months of 2021, the increase in TA instrument system sales was primarily driven by strength in all major regions and the increase in TA service sales was mostly due to customers continuing to resume their operations after the restrictions caused by COVID-19 during
2020, as well as sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation increased TA’s sales by 1% and 3% in the third quarter and first nine months of 2021, respectively.
Cost of Sales
Cost of sales for the third quarter and first nine months of 2021 increased 3% and 17%, respectively, primarily due to the increase in sales volumes during the year, as well as the restoration in 2021 of expenses that had been reduced as a result of the
COVID-19
pandemic that consisted of salary reductions, furloughs and reductions in non-essential spending.
Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease gross profit slightly for the remainder of 2021. To date, the Company has not had significant issues with its supply chain; however, the prolonged impact of COVID-19 on
businesses could negatively impact our suppliers’ ability to deliver goods to us, as well as possibly increase the cost of those goods used in our manufacturing operations.
Selling and Administrative Expenses
Selling and administrative expenses increased 13% for both the third quarter and first nine months of 2021. The increase in selling and administrative expenses in these periods can be attributed to the salary merit and incentive compensation increases compared to 2020, which was impacted by the reduction in expenses from salary reductions, furloughs and reductions in non-essential
spending of $16 million and $54 million for the third quarter and first nine months of 2020, respectively. The third quarter and first nine months of 2020 also included severance and lease termination and exit costs of $6 million and $27 million, respectively. Severance and lease termination and exit costs incurred during the third quarter and first nine months of 2021 were immaterial. In addition, the effect of foreign currency translation increased selling and administrative expenses by 1% and 2% for the third quarter and first nine months of 2021, respectively.
As a percentage of net sales, selling and administrative expenses were 23.1% and 23.3% for the third quarter and first nine months of 2021, and 22.8% and 25.4% for the third quarter and first nine months of 2020, respectively.

Research and Development Expenses
Research and development expenses increased 20% and 24% in the third quarter and first nine months of 2021, respectively. The increase in expense in these periods was impacted by the reduction in expenses from salary reductions, furloughs and reductions in non-essential spending
of $5 million and $14 million for the third quarter and first nine months of 2020, respectively. The impact of foreign currency exchange decreased expenses by 1% in the third quarter of 2021 and was neutral in the first nine months of 2021.
Other Income (Expense), net
In the second quarter and for the first nine months of 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which were recognized within other income in our consolidated statement of operations. In the first quarter and first nine months of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, Net
Net interest expense in the third quarter of 2021 increased as compared to the third quarter of 2020, primarily due to lower interest income earned on cash and investments. Net interest expense for the first nine months of 2021 decreased compared to the first nine months of 2020, primarily due to lower interest expense on lower average debt balances, offset by lower interest income on cash and investments.
Provision for Income Taxes
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of October 2, 2021. The Company had a contractual tax rate of 0% on qualifying activities in Singapore through March 2021, based upon the achievement of certain contractual milestones. The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. The effect of applying the concessionary income tax rates rather than the statutory tax rate to income from qualifying activities in Singapore increased the Company’s net income for the first nine months of 2021 and 2020 by $13 million and $12 million, respectively, and increased the Company’s net income per diluted share by $0.20 for both periods.
The Company’s effective tax rate for the third quarter of 2021 and 2020 was 11.8% and 15.7%, respectively. The decrease in the effective income tax rate can be attributed to the impact of quarter-specific adjustments and differences in the proportionate amounts of pre-tax income
recognized in jurisdictions with different effective tax rates.
The Company’s effective tax rate for the first nine months of 2021 and 2020 was 14.0% and 14.3%, respectively. The effective tax rate for the first nine months of October 2, 2021 includes a $6 million tax benefit related to stock-based compensation. This income tax benefit decreased the effective tax rate by 1.1 percentage points for the first nine months of October 2, 2021. The effective tax rate for the first nine months of September 26, 2020 includes a $6 million income tax benefit related to certain restructuring charges and a $3 million income tax benefit related to stock-based compensation. These income tax benefits decreased the effective tax rate by 1.8 percentage points and 0.9 percentage points, respectively, for the first nine months of September 26, 2020. The remaining differences between the effective tax rates can primarily be attributed to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates.

Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Net income	$476,604	$303,260
Depreciation and amortization	97,926	91,091
Stock-based compensation	21,949	27,715
Deferred income taxes	9,219	1,089
Change in accounts receivable	23,472	96,955
Change in inventories	(93,878)	(8,139)
Change in accounts payable and other current liabilities	(4,768)	46,721
Change in deferred revenue and customer advances	71,889	32,053
Other changes	(73,077)	(67,720)

Net cash provided by operating activities	529,336	523,025
Net cash used in investing activities	(248,428)	(226,561)
Net cash used in financing activities	(183,907)	(267,968)
Effect of exchange rate changes on cash and cash equivalents	(8,994)	10,723

Increase in cash and cash equivalents	$88,007	$39,219

Cash Flow from Operating Activities
Net cash provided by operating activities was $529 million and $523 million during the first nine months of 2021 and 2020, respectively. This increase in operating cash flow was primarily a result of higher sales volumes in the first nine months of 2021 compared to the first nine months of 2020. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to timing of payments made by customers and timing of sales. Days sales outstanding decreased to 71 days at October 2, 2021 as compared to 76 days at September 26, 2020.

•
The changes in accounts payable and other current liabilities were a result of the timing of payments to vendors, as well as the annual payment of management incentive compensation. The Company also paid $38 million of tax payments in the first nine months of 2021 and 2020 associated with 2017 tax reform.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•	Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets and other liabilities.
Cash Flow from Investing Activities
Net cash used in investing activities totaled $248 million and $227 million in the first nine months of October 2, 2021 and September 26, 2020, respectively. Additions to fixed assets and capitalized software were $117 million and $125 million in the nine months ended October 2, 2021 and September 26, 2020, respectively. In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the U.S. The Company anticipates spending an estimated $215 million to build and equip this new state-of-the-art
manufacturing facility, which will be paid for with existing cash, investments and debt capacity. The Company incurred $40 million and $50 million of costs associated with the construction of this facility during the nine months ended October 2, 2021 and September 26, 2020, respectively. The Company has incurred $191 million on this facility through the end of the third quarter of 2021.
During the nine months ended October 2, 2021 and September 26, 2020, the Company purchased $241 million and $22 million of investments, respectively, while $117 million and $2 million of investments matured, respectively, and were used for financing activities described below.
In January of 2020, the Company acquired all of the outstanding stock of Andrew Alliance, S.A. and its two operating subsidiaries, Andrew Alliance USA, Inc. and Andrew Alliance France, SASU (collectively “Andrew Alliance”), for $80 million, net of cash acquired. The Company had an equity investment in Andrew Alliance that was valued at $4 million and included as part of the total consideration.
Cash Flow from Financing Activities
On September 17, 2021, the Company amended the existing credit agreement from November 2017, providing for a
5-year
$1.8 billion revolving facility, which includes a letter of credit sub-facility.
All commitments under the amended agreement mature on September 17, 2026. In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year term
and a fixed interest rate of 2.25% The Company used the proceeds from the issuance of these senior unsecured notes to repay other outstanding debt and for general corporate purposes. During the nine months ended October 2, 2021 and September 26, 2020, the Company’s net debt borrowings increased by $260 million and decreased by $110 million, respectively. As of October 2, 2021, the Company had a total of $1.6 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $310 million borrowed under a term loan under the credit agreement dated September 2021 (“2021 Credit Agreement”).
In 2018 and 2019, the Company entered into a total of $560 million of
U.S.-to-Euro
interest rate cross-currency swap agreements that hedge the Company’s net investment in its Euro denominated net assets. As a result of entering into these agreements, the Company anticipates lowering net interest expense by approximately $12 million annually over the three-year term of the agreements. During the first nine months of 2021, $220 million of the Company’s interest rate cross-currency swaps had matured and resulted in total payments of $5 million upon settlement. As of October 2, 2021, the Company had a total of $340 million of interest rate cross-currency swaps agreements outstanding.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. This new program replaced the remaining amounts available from the pre-existing
program. During the nine months ended October 2, 2021 and September 26, 2020, the Company repurchased $484 million and $167 million, respectively, of the Company’s outstanding common stock under authorized share repurchase programs. In addition, the Company repurchased $9 million and $10 million of common stock related to the vesting of restricted stock units during both the nine months ended October 2, 2021 and September 26, 2020, respectively. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.

The Company had $20 million of treasury stock purchases that were accrued and unsettled at December 31, 2019. These transactions were settled in January 2020. The Company did not have any unsettled treasury stock purchases as of October 2, 2021, December 31, 2020 or September 26, 2020.
The Company received $55 million and $28 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan during the nine months ended October 2, 2021 and September 26, 2020, respectively.
The Company had cash, cash equivalents and investments of $655 million as of October 2, 2021. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $371 million held by foreign subsidiaries at October 2, 2021, of which $240 million was held in currencies other than U.S. dollars.
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
Contractual Obligations, Commercial Commitments, Contingent Liabilities and Dividends
A summary of the Company’s contractual obligations and commercial commitments is included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. The Company reviewed its contractual obligations and commercial commitments as of October 2, 2021 and determined that there were no material changes outside the ordinary course of business from the information set forth in the Annual Report on Form
10-K,
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
Critical Accounting Policies and Estimates
In the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021, the Company’s most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, loss provisions on accounts receivable and inventory, valuation of long-lived assets, intangible assets and goodwill, income taxes, uncertain tax positions, warranty, litigation, pension and other postretirement benefit obligations, stock-based compensation and business combinations and asset acquisitions. The Company reviewed its policies and determined that those policies remain the Company’s most critical accounting policies for the nine months ended October 2, 2021. The Company did not make any changes in those policies during the nine months ended October 2, 2021.
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

•
Risks related to the effects of the
COVID-19
pandemic on our business, including: portions of our global workforce being unable to work fully and/or effectively due to working remotely, illness, quarantines, government actions, facility closures or other reasons related to the
COVID-19
pandemic, increased risks of cyber attacks resulting from our temporary remote working model, disruptions in our manufacturing capabilities or to our supply chain and distribution network, volatility and uncertainty in global capital markets limiting our ability to access capital, customers being unable to make timely payment for purchases and volatility in demand for our products.

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
Item 3:
 Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of October 2, 2021, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of October 2, 2021 and December 31, 2020, $371 million out of $655 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $240 million out of $655 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at October 2, 2021 and December 31, 2020, respectively. As of October 2, 2021, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.

Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of October 2, 2021 would decrease by approximately $25 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.
There have been no other material changes in the Company’s market risk during the nine months ended October 2, 2021. For information regarding the Company’s market risk, refer to Item 7A of Part II of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
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
10-Q.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2021 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended October 2, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II:
Other Information
Item 1:
 Legal Proceedings
There have been no material changes in the Company’s legal proceedings during the three months ended October 2, 2021 as described in Item 3 of Part I of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

Item 1A:
 Risk Factors
Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on February 24, 2021. The Company reviewed its risk factors as of October 2, 2021 and determined that there were no material changes from the ones set forth in the Form
10-K.
Note, however, the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form
10-Q.
These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended October 2, 2021 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 4, 2021 to July 31, 2021	130	$373.27	130	$1,137,305
August 1, 2021 to August 28, 2021	107	$404.75	107	$1,094,259
August 29, 2021 to October 2, 2021	135	$401.66	133	$1,040,647

Total	372	$392.61	370	$1,040,647

(1)	The Company repurchased approximately two thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended October 2, 2021.
(2)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. The size and timing of these purchases, if any, will depend on price, market and business conditions and other factors.

Item 6:
 Exhibits

Exhibit Number	Description of Document

10.1	Amendment and Restatement Agreement, dated as of September 17, 2021, by and among the Company, Waters Technologies Corporation, TA Instruments—Waters L.L.C., Waters Asia Limited, Environmental Resource Associates, Inc., the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (1)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	The following materials from Waters Corporation’s Quarterly Report on Form
10-Q
for the quarter ended October 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (vi) Condensed Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K dated September 20, 2021 (File No. 001-14010).
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
Date: November 4, 2021