Form 10-K
period 2021-12-31
WATERS CORP /DE/
filed 2022-02-24
CIK 1000697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(508) 478-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.01 per share	WAT	New York Stock Exchange , Inc.

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
 ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No
  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.    Yes
  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).
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
of the registrant as of July 3, 202

: $21,855,696,546.
Indicate the number of shares outstanding of the registrant’s common stock as of February 18, 2022: 60,515,620
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III.

WATERS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM
10-K

PART I
Item 1:
 Business
General
Waters Corporation (the “Company,” “Waters
TM
,” “we,” “our,” or “us”) is a specialty measurement company that operates with a fundamental underlying purpose to advance the science that enables our customers to enhance human health and well-being. Waters has pioneered analytical workflow solutions involving liquid chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences for more than 60 years. The Company primarily designs, manufactures, sells and services high performance liquid chromatography (“HPLC”), ultra-performance liquid chromatography (“UPLC
TM
” and together with HPLC, referred to as “LC”) and mass spectrometry (“MS”) technology systems and support products, including chromatography columns, other consumable products and comprehensive post-warranty service plans. These systems are complementary products that are frequently employed together
(“LC-MS”)
and sold as integrated instrument systems using common software platforms. In addition, the Company designs, manufactures, sells and services thermal analysis, rheometry and calorimetry instruments through its TA Instruments
TM
(“TA”) product line. The Company is also a developer and supplier of advanced software-based products that interface with the Company’s instruments, as well as other manufacturers’ instruments.
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
In 2019, the Company introduced the ACQUITY
TM
Advanced Polymer Chromatography
TM
System, which is the first fully solvent-compatible UPLC system to perform size exclusion, gradient polymer elution and solvent compatible reversed-phase liquid chromatographic separations on a single platform. The all-in-one
system gives research scientists greater analytical versatility and speed when conducting research on next-generation polymers. In 2020, the Company introduced the Waters Arc
TM
HPLC System, a new HPLC system for routine testing in the pharmaceutical, food, academic and materials markets. A key target application is quality control in laboratories performing batch release tests on small molecule pharmaceuticals. In 2021, the Company introduced the new ACQUITY PREMIER LC solution and the Arc Premier System both featuring Waters’ MaxPeak
TM
High Performance Surface (“HPS”) technology. MaxPeak
TM
HPS technology, which was first introduced with the

Company’s introduction of ACQUITY
TM
PREMIER Columns in 2020, is a surface technology that forms a barrier between the sample and the metal surfaces of both the system and column, eliminating the need for system passivation, mitigating the loss of metal-sensitive analytes and yielding higher quality data in less time and effort.
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
columns featuring MaxPeak
TM
HPS technology. The columns are for use with any brand of UPLC system and can measurably improve data quality by mitigating the loss of sample analytes due to analyte-to-surface
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
QTof SYNAPT XS and SELECT SERIES Cyclic IMS, including a new fragmentation technique and imaging option. In 2021, the Company introduced the Waters SELECT SERIES
TM
MRT, a high-resolution mass spectrometer that combines Multi-Reflecting
Time-of-Flight
(“MRT”) technology with enhanced desorption electrospray ionization and new matrix-assisted laser desorption ionization imaging sources. The platform will serve as the basis for Waters’ next generation Tof instruments with applications in pharmaceutical, biomedical, natural products, and materials research. Also in 2021, the Company released the ACQUITY RDa
™
Detector featuring SmartMS
™
, the company’s newest Tof MS designed to improve the ease and reliability of small molecule analysis for pharmaceutical, academic, food, and forensic applications. The Company also introduced a new peptide multi-attribute method workflow for the BioAccord
LC-MS
system in 2021, which is an end to end workflow for analyzing monoclonal antibodies and other protein and peptide based drugs.
Based upon 2021 reports from independent marketing research firms and publicly-disclosed sales figures from competitors, the Company believes that it is one of the world’s largest manufacturers and distributors of LC and
LC-MS
instrument systems, chromatography columns and other consumables and related services.
The Company has been a developer and supplier of software-based products that interface with both the Company’s and other suppliers’ instruments. The Company’s newest software technology is the waters_connect
TM
platform. In 2019, the Company introduced the first of a series of applications on this platform supporting the BioAccord system and the Xevo G2 XS mass spectrometers. These applications support biopharmaceutical workflows, simplifying the collection of often complex LCMS data for use in biopharmaceutical development and into QC where it is used to assure the quality of existing medicines and new drug formulations. The platform design of waters_connect has enabled rapid delivery of several major updates including new biopharma application workflows designed in close collaboration with biopharmaceutical innovators to solve specific challenges they face with existing solutions. The platform also provides the foundation for the connected lab of the future where data is no longer siloed but can be securely shared among a community of connected scientists. Waters_connect joins the existing suite of informatics products – Empower
™
Chromatography Data Software, MassLynx
™
Mass Spectrometry Software and NuGenesis
™
Scientific Data Management System, each of which is used to support innovations within world-leading institutions. In 2020, Waters announced the availability of Waters Empower BC LAC/ETM with SecureSync, a newly enhanced solution to preserve the ability for laboratories to work locally when organizations with distributed laboratory environments experience an enterprise interruption.
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
Waters Service
Services provided by Waters enable customers to maximize technology productivity, support customer compliance activities and provide transparency into enterprise resource management efficiencies. The customer benefits from improved budget control, data-driven technology adoption and accelerated workflow at a site or on a global perspective. The Company considers its service offerings to be highly differentiated from our competition, as evidenced by a consistent increase in annual service revenues. The Company’s principal competitors in the service market include PerkinElmer, Inc., Agilent Technologies, Inc. and Thermo Fisher Scientific Inc. These competitors can provide certain services on Waters instruments to varying degrees and always present competitive risk.
The servicing and support of instruments, software and accessories is an important source of revenue and represented over 35% of sales for Waters in 2021. These revenues are derived primarily through the sale of support plans, demand services, spare parts, customer performance validation services and customer training. Support plans typically involve scheduled instrument maintenance and an agreement to promptly repair a non-functioning
instrument in return for a fee described in a contract that is priced according to the configuration of the instrument.

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
In 2020, TA introduced the new Discovery X3 Differential Scanning Calorimeter (“X3 DSC”), Discovery Hybrid Rheometers and TAM IV Micro XL isothermal microcalorimeter. The X3 DSC accelerates productivity in customers’ laboratories by enabling three samples to be measured in a single experiment, compared to the single-sample series operation of the other available DSC offerings in the market. This particularly addresses a need in high-throughput laboratories in industries such as composites, electronics and polymer manufacturing. The new line of Discovery Hybrid Rheometers provides increased sensitivity and versatility of rheometry measurements, supporting the development of next-generation, high-performance materials by improving the productivity and efficiency of materials science research. The TAM IV Micro XL isothermal calorimeter supports the development of new battery chemistries by measuring self-discharge and unwanted reactions that reduce battery life and efficiency.
In 2021, TA introduced the TMA 450RH and the Discovery SA. The TMA 450RH provides measurements of dimensional compatibility of materials under controlled temperature and humidity that are important for the development of new electronic devices. The Discovery SA is used in pharmaceutical development to assess the impact of moisture in drug product processing and storage on crystalline structure, which is related to drug product efficacy.

In 2021, TA introduced the TRIOS AutoPilot software for its thermal analyzer product line. This software helps laboratory staff using TA’s thermal analyzers create routine and streamlined standard operating procedures improving the speed and productivity of thermal analysis measurements.
TA Service
Similar to Waters, the servicing and support of TA’s instruments is an important source of revenue and represented more than 20% of sales for TA in 2021. TA operates independently from the Waters operating segment, though many of its overseas offices are situated in Waters’ facilities to achieve operational efficiencies. TA has dedicated field sales and service operations. Service sales are primarily derived from the sale of support plans, replacement parts and billed labor fees associated with the repair, maintenance and upgrade of installed systems.
Global Customers
The Company typically has a broad and diversified customer base that includes pharmaceutical accounts, other industrial accounts, universities and governmental agencies. Purchase of the Company’s instrument systems is often dependent on its customers’ capital spending, or funding as in the cases of academic, governmental and research institutions, which often fluctuate from year to year. The pharmaceutical segment represents the Company’s largest sector and includes multinational pharmaceutical companies, generic drug manufacturers, contract research organizations (“CRO”s) and biotechnology companies. The Company’s other industrial customers include chemical manufacturers, polymer manufacturers, food and beverage companies and environmental testing laboratories. The Company also sells to universities and governmental agencies worldwide. The Company’s technical sales and support staff members work closely with its customers in developing and implementing applications that meet their full range of analytical requirements. During 2021, 60% of the Company’s net sales were to pharmaceutical accounts, 30% to other industrial accounts and 10% to academic institutions and governmental agencies.
The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of many customers who tend to exhaust their spending budgets by calendar year end. The Company does not rely on any single customer for a material portion of its sales. During fiscal years 2021, 2020 and 2019, no single customer accounted for more than 2% of the Company’s net sales.
Sales and Service
The Company has one of the largest direct sales and service organizations focused exclusively on the analytical workflows offered by the Company. Across these product technologies, using respective specialized sales and service workforces, the Company serves its customer base with 82 sales offices throughout the world as of December 31, 2021 and approximately 4,300, 4,000 and 4,000 field representatives in 2021, 2020 and 2019, respectively. This investment in sales and service personnel serves to maintain and expand the Company’s installed base of instruments. The Company’s sales representatives have direct responsibility for account relationships, while service representatives work in the field to install instruments, train customers and minimize instrument downtime.
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
The Company primarily manufactures and distributes its LC columns at its facilities in Taunton, Massachusetts and Wexford, Ireland. In February 2018, the Company’s Board of Directors approved expanding its Taunton location. The Company has incurred costs of $200 million on this facility through the end of 2021, and anticipates spending approximately $50 million to complete this new state-of-the-art facility in 2022. The Taunton facility processes, sizes and treats silica and polymeric media that are packed into columns, solid phase extraction cartridges and bulk shipping containers in both Taunton and Wexford. The Wexford facility also manufactures and distributes certain data, instruments and software components for the Company’s LC, MS and TA product lines. The Company’s Taunton facility is certified to ISO 9001:2015. The Wexford facility is certified to ISO 9001:2015 and ISO 13485:2016/EN ISO 13485:2016. VICAM
TM
manufactures antibody-linked resins and magnetic beads that are packed into columns and kits in Milford, Massachusetts and Nixa, Missouri. The Company manufactures and distributes its Analytical Standards and Reagents and Environmental Resource Associates (“ERA”) product lines at its facility in Golden, Colorado, which is certified to ISO 9001:2015 and accredited to ISO/IEC 17025:2017, ISO/IEC 17034:16 and ISO Guide 34. Some ERA products are also manufactured in the Wexford, Ireland facility, which is also accredited to ISO/IEC 17025:2005, ISO/IEC 17034:2016.
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
Diagnostic Directive).
TA’s thermal analysis, rheometry and calorimetry products are manufactured and distributed at the Company’s New Castle, Delaware, Eden Prairie, Minnesota, Lindon, Utah and Huellhorst, Germany facilities. Similar to MS, elements of TA’s products are manufactured by outside contractors and are then returned to the Company’s facilities for final assembly, calibration and quality control. The Company’s New Castle facility is certified to ISO 9001:2015 and ISO 17025:2005 standards and the Eden Prairie facility is certified to both ISO 9001:2015 and ISO/IEC 17025:2017 standards, and the Lindon facility is certified to ISO 9001:2015.
Raw Materials
The Company purchases a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated
metals and electrical components from various vendors. The materials used by the Company’s operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

The Company is subject to rules of the Securities and Exchange Commission (“SEC”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2020, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2021 supply chain, and the Company plans to file its 2021 Form SD with the SEC in May 2022. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.
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
Research and Development
The Company maintains an active research and development program focused on the development and commercialization of products that extend, complement and update its existing product offering. The Company’s research and development expenditures for 2021, 2020 and 2019 were $168 million, $141 million and $143 million, respectively. In addition, the Company is party to an existing licensing arrangement for certain intellectual property relating to mass spectrometry technologies yet to be commercialized and for which there was no future alternative use as of the acquisition date. This licensing arrangement is significantly related to new, biologically-focused applications, as well as other applications, and requires the Company to make additional future payments of up to $7 million if certain milestones are achieved, as well as royalties on future net sales.
Nearly all of the Company’s LC products have been developed at the Company’s main research and development center located in Milford, Massachusetts, with input and feedback from the Company’s extensive field organizations and customers. The majority of the Company’s MS products are developed at facilities in England and most of the Company’s current materials characterization products are developed at the Company’s research and development center in New Castle, Delaware. At December 31, 2021, 2020 and 2019, there were 1,150, 1,112 and 1,089 employees, respectively, involved in the Company’s research and development efforts. The Company has increased research and development expenses from its continued commitment to invest significantly in new product development and existing product enhancements, and as a result of acquisitions. Despite the Company’s active research and development programs, there can be no assurance that the Company’s product development and commercialization efforts will be successful or that the products developed by the Company will be accepted by the marketplace.
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

Employees
The Company employed approximately 7,800, 7,400 and 7,500 employees at December 31, 2021, December 31, 2020 and 2019, respectively, with approximately 39% of the Company’s employees located in the United States. The Company believes its employee relations are generally good. The Company’s employees are not unionized or affiliated with any internal or external labor organizations.
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
We believe that part of fostering an inclusive and increasingly racially and ethnically diverse workforce requires understanding the makeup of our current employees. As of December 31, 2021, our workforce is:

•	32% female, with women occupying 30% of company leadership roles (defined as Senior Director or above) compared with 18% in 2016, a 12% increase; and

•	19% racially and/or ethnically diverse, with 9% of our workforce identifying as Asian, 3% as Black or African American, 6% identifying as Hispanic/Latinx and 1% identifying as two or more races.
Recruitment
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
COVID-19
pandemic.
During the pandemic, we invested in maintaining safe work environments for our employees. We responded to the
COVID-19
pandemic by, among other things:

•	Adding work from home flexibility;

•	Adjusting attendance policies to encourage those who are sick to stay home;

•	Increasing cleaning protocols across all work locations;

•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

•	Establishing new physical distancing and safety procedures for employees who need to be onsite;

•	Modifying workspaces as appropriate;

•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and

•	Continuing to modify and evolve our COVID-19 response plan as governments issue new recommendations and guidelines.
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
In the markets served by Waters, the Company’s principal competitors include: Agilent Technologies, Inc., Shimadzu Corporation, Bruker Corporation, Danaher Corporation and Thermo Fisher Scientific Inc. In the markets served by TA, the Company’s principal competitors include: PerkinElmer, Inc., NETZSCH-Geraetebau GmbH, Thermo Fisher Scientific Inc., Malvern PANalytical Ltd., a subsidiary of Spectris plc, Mettler-Toledo International Inc. and Anton-Paar GmbH.
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
The Company is sensitive to the growing global debate with respect to climate change. An internal sustainability working group develops increasingly robust data with respect to the Company’s utilization of carbon producing substances in an effort to continuously reduce the Company’s carbon footprint. In 2019, the Company published a sustainability report identifying the various actions and behaviors the Company adopted in 2018 concerning its commitment to both the environment and the broader topic of social responsibility. The Company has continued to annually publish a sustainability report detailing the Company’s efforts to address its environmental impact and uphold its social responsibilities. See Item 1A, Risk Factors –
The effects of climate change could harm the Company’s business
, for more information on the potential significance of climate change legislation. See also Note 18 in the Notes to the Consolidated Financial Statements for financial information about geographic areas.
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
Item 1A:
 Risk Factors
The Company is subject to risks and uncertainties, including, but not limited to, the following:
RISKS RELATED TO THE CORONAVIRUS
(COVID-19)
PANDEMIC
The adverse effects of the continuing
COVID-19
pandemic and an indeterminate recovery period has negatively affected the Company’s business and operations, and may continue to negatively impact the Company’s business and operations, the nature and extent of such impact is highly uncertain.
The impact of the global
COVID-19
pandemic over the last two years has resulted in a widespread public health crisis. The
COVID-19
pandemic has caused significant volatility and continued spread throughout the United States and globally, which has disrupted and may continue to disrupt the Company’s business. The Company operates in over 35 countries, including those in the regions most impacted by the
COVID-19
pandemic. In response, governments of most countries, including the United States, as well as private businesses, have implemented numerous measures attempting to contain and mitigate the effects of
COVID-19.
Such measures have had and are expected to continue to have adverse impacts on the United States and foreign economies of uncertain severity and duration, and have had and may continue to have a negative impact on the Company’s operations, including Company sales, supply chain and cash flow.
The
COVID-19
pandemic has and may continue to have a significant impact on our supply chain if our manufacturing facilities or those of third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. The current logistic and supply chain issues being experienced throughout the world have made it more difficult for us to manage our operations and as such we cannot provide any assurances that any further disruptions in the logistics and supply chains will not have a material impact on our future financial results and cashflows. We have and may continue to have disruptions or delays in shipments of certain materials or components of our products.
In addition, in the event of a sustained downturn in customer demand or other economic conditions due to the
COVID-19
pandemic could result in material charges related to bad debt or inventory write-offs, restructuring charges, or impairments of long-lived assets, including both tangible and intangible assets. Furthermore, such a sustained downturn in financial markets and asset values could adversely affect the Company’s cost of capital, liquidity and access to capital markets.
The
COVID-19
pandemic has caused the Company to take measures to modify its business practices. We have invested in maintaining safe work environments for our employees by, among other things, adding work from home flexibility, adjusting attendance policies to encourage those who are sick to stay at home, increasing cleaning protocols across all work locations, initiating regular communications regarding the impacts of the
COVID-19
pandemic, establishing new physical distancing and safety procedures for employees, modifying workplaces as appropriate and implementing protocols to address actual and suspected
COVID-19
cases and potential exposure. Further, the Company has modified policies regarding employee travel and physical participation in meetings, events and conferences. The Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of, among others, its employees, customers, distributors and suppliers. The Company’s change in business practices may result in the Company experiencing lower workforce efficiency and productivity. In addition, as Company employees work from home and access the Company’s systems remotely, the Company may be subject to heightened security risks, including the risks of cyber-attacks. Although we are in re-opening
processes for our corporate and other facilities, such processes may face future closure requirements. There is no certainty that the Company measures will be sufficient to mitigate the risks posed by
COVID-19,
and the Company’s ability to perform critical functions could be adversely impacted. Furthermore, the Company’s business could be adversely affected if any of the Company’s key management employees are unable to perform their duties for a period of time, including as a result of illness.
The degree to which
COVID-19
ultimately affects the Company’s business, financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, including the effect of the emergence of variants of the virus, its severity, the actions to contain the virus or treat its impact, the availability, distribution, acceptance and efficacy of a vaccine, and how quickly and to what extent normal economic and operating conditions can resume.
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
Approximately 72% and 71% of the Company’s net sales in 2021 and 2020, respectively, were outside of the United States and were primarily denominated in foreign currencies. In addition, the Company has considerable manufacturing operations in Ireland and the U.K., as well as significant subcontractors located in Singapore. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the political, regulatory and economic environment, in particular, uncertainty regarding possible changes to foreign and domestic trade policy; the effect of the U.K.’s exit from the European Union as well as the financial difficulties and debt burden experienced by a number of European countries; the instability and potential impact of war or terrorism; the instability and possible dissolution of the Euro as a single currency; sudden movements in a country’s foreign exchange rates due to a change in a country’s sovereign risk profile or foreign exchange regulatory practices; tariffs and other trade barriers; the impact of global health pandemics and epidemics, such as
COVID-19;
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
Additionally, the analytical instrument market may, from time to time, experience low sales growth. Approximately 60% and 59% of the Company’s net sales in 2021 and 2020, respectively, were to worldwide pharmaceutical and biotechnology companies, which may be periodically subject to unfavorable market conditions and consolidations. Unfavorable industry conditions could have a material adverse effect on the Company’s results of operations or financial condition.
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
The Company entered into a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. Prior to April 1, 2021, the Company had a tax exemption in Singapore on certain types of income, based upon the achievement and continued satisfaction of certain operational and financial milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The Company had determined that it was more likely than not to realize the tax exemption in Singapore and, accordingly, did not recognize any reserves for unrecognized tax benefits on its balance sheet related to this tax exemption. If any of the milestone targets were not met, the Company would not have been entitled to the tax exemption on income earned in Singapore dating back to the start date of the agreement (April 1, 2016), and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period.
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
The operation of the Company requires managerial and operational expertise. None of the Company’s key management employees, with the exception of the Chief Executive Officer and Chief Financial Officer, have an employment contract with the Company and there can be no assurance that such individuals will remain with the Company. If, for any reason, other key personnel do not continue to be active in management, the Company’s results of operations or financial condition could be adversely affected.
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
Disruption, cyber-attack or unforeseen problems with the security, maintenance or upgrade of the Company’s information and web-based
systems could have an adverse effect on the Company’s operations and financial condition.
The Company relies on its technology infrastructure and that of its software and banking partners, among other functions, to interact with suppliers, sell products and services, fulfill contract obligations, ship products, collect and make electronic wire and check based payments and otherwise conduct business. The Company’s technology infrastructure may be vulnerable to damage or interruption from, but not limited to, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, unauthorized access to customer or employee data, unauthorized access to and funds transfers from Company bank accounts and other attempts to harm the Company’s systems. For example, in December 2021, a vulnerability named “Log4Shell” was reported for the widely used Java logging library, Apache Log4j 2. We have reviewed the use of this library within our software product portfolio and in our IT environment and have taken steps to mitigate the vulnerability. To date, cybersecurity incidents have not resulted in a material adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact. Additionally, we must maintain and periodically upgrade our information and web-based
systems, which has caused and will in the future cause temporary interruptions to our technology infrastructure. Any prolonged disruption to the Company’s technology infrastructure, at any of its facilities, could have a material adverse effect on the Company’s results of operations or financial condition.
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
The Company is subject to the rules of the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring disclosure as to whether certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which may be contained in the Company’s products, are mined from the Democratic Republic of the Congo and adjoining countries. In 2020, the Company was not able to determine with certainty the country of origin of some of the conflict minerals in its manufactured products. However, the Company does not have knowledge that any of its conflict minerals originated from the Democratic Republic of the Congo or adjoining countries. The Company is in the process of evaluating its 2021 supply chain, and the Company plans to file its 2021 Form SD with the SEC in May 2022. The results of this and future evaluations may impose additional costs and may introduce new risks related to the Company’s ability to verify the origin of any conflict minerals contained in its products.
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
Environmental, social and corporate governance (“ESG”) issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship and sustainability, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.
Customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use
and
non-recyclable
plastic products and packaging, other

components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.
If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.
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
The Company sponsors various retirement plans, both inside and outside the United States. Any changes in regulations made by governments in countries in which the Company sponsors retirement plans could adversely impact the Company’s cash flows or results of operations. In connection with these retirement plans, the Company is exposed to market risks associated with changes in the various capital markets. For example, changes in long-term interest rates affect the discount rate that is used to measure the Company’s retirement plan obligations and related expense. In addition, changes in the market value of investments held by the retirement plans could materially impact the funded status of the retirement plans, and affect the related pension expense and level and timing of contributions required under applicable laws.
The Company’s financial condition and results of operations could be adversely affected if the Company is unable to maintain a sufficient level of cash flow.
The Company had $1.5 billion in debt and $569 million in cash, cash equivalents and investments as of December 31, 2021. As of December 31, 2021, the Company also had the ability to borrow an additional $1.6 billion from its existing, committed credit facility. All but a small portion of the Company’s debt was in the U.S. There is a substantial cash requirement in the United States to fund operations and capital expenditures, service debt interest obligations, finance potential United States acquisitions and continue authorized stock repurchase programs. As such, the Company’s financial condition and results of operations could be adversely impacted if the Company is unable to generate and maintain a sufficient level of cash flow to address these requirements through (1) cash from operations, (2) the Company’s ability to access its existing cash and revolving credit facility, (3) the ability to expand the Company’s borrowing capacity and (4) other sources of capital obtained at an acceptable cost.
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
Item 1B:
 Unresolved Staff Comments
None.

Item 2:
 Properties
Waters Corporation operates 19 United States facilities and 69 international facilities, including field offices. The Company believes its facilities are suitable and adequate for its current production level and for reasonable growth over the next several years. The Company’s primary facilities are summarized in the table below.
Primary Facility Locations (1)

Location	Function (2)	Owned/Leased
Golden, CO	M, R, S, D, A	Leased
New Castle, DE	M, R, S, D, A	Owned
Franklin, MA	D	Leased
Milford, MA	M, R, S, A	Owned
Taunton, MA	M, R	Owned
Cambridge, MA	R, S	Leased
Eden Prairie, MN	M, R, S, D, A	Leased
Nixa, MO	M, S, D, A	Leased
Lindon, UT	M, R, S, D, A	Leased
Beijing, China	S, A	Leased
Shanghai, China	S, A	Leased
Solihull, England	M, A	Owned
Wilmslow, England	M, R, S, D, A	Owned
St. Quentin, France	S, A	Leased
Huellhorst, Germany	M, R, S, D, A	Owned
Hong Kong	S, A	Leased
Wexford, Ireland	M, R, D, A	Owned
Bangalore, India	M, S, D, A	Owned
Etten-Leur, Netherlands	S, D, A	Owned
Brasov, Romania	R, A	Leased
Singapore	R, S, D, A	Leased

(1)	The Company operates more than one primary facility within certain states and foreign countries.
(2)	M = Manufacturing; R = Research; S = Sales and Service; D = Distribution; A = Administration

The Company operates and maintains 9 field offices in the United States and 56 field offices abroad in addition to sales offices in the primary facilities listed above. The Company’s field office locations are listed below.
Field Office Locations (3)

United States	International

Costa Mesa, CA	Australia	Hungary	Norway
Pleasanton, CA	Austria	India	People’s Republic of China
Wood Dale, IL	Belgium	Ireland	Portugal
Carmel, IN	Brazil	Israel	Poland
Columbia, MD	Canada	Italy	Puerto Rico
Morrisville, NC	Czech Republic	Japan	Spain
Parsippany, NJ	Denmark	Korea	Sweden
Plymouth Meeting, PA	Finland	Malaysia	Switzerland
Bellaire, TX	France	Mexico	Taiwan
	Germany	Netherlands	United Arab Emirates
United Kingdom

(3)	The Company operates more than one field office within certain states and foreign countries.
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
The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is listed on the New York Stock Exchange under the symbol “WAT”. As of February 19, 2022, the Company had 75 common stockholders of record. The Company has not declared or paid any dividends on its common stock in its past three fiscal years and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of the Board of Directors and will depend on restrictions and other factors the Board of Directors may deem relevant. The Company has not made any sales of unregistered equity securities in the years ended December 31, 2021, 2020 or 2019.
Securities Authorized for Issuance under Equity Compensation Plans
Equity compensation plan information is incorporated by reference from Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this document and should be considered an integral part of this Item 5.

Stock Price Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the cumulative total return on $100 invested as of December 31, 2016 (the last day of public trading of the Company’s common stock in fiscal year 2016) through December 31, 2021 (the last day of public trading of the common stock in fiscal year 2021) in the Company’s common stock, the NYSE Market Index, the SIC Code 3826 Index and the S&P 500 Index. The return of the indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends since its IPO. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2016
AMONG WATERS CORPORATION, NYSE MARKET INDEX, SIC CODE 3826 INDEX – LABORATORY ANALYTICAL INSTRUMENTS AND S&P 500 INDEX

	2016	2017	2018	2019	2020	2021
WATERS CORPORATION	100.00	143.75	140.38	173.86	184.11	277.25
NYSE MARKET INDEX	100.00	118.73	108.10	135.68	145.16	175.18
SIC CODE INDEX	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 INDEX	100.00	139.02	142.44	200.67	275.70	372.23

Purchases of Equity Securities by the Issuer
The following table provides information about purchases by the Company during the three months ended December 31, 2021 of equity securities registered by the Company under the Exchange Act (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
October 3, 2021 to October 30, 2021	145	$351.92	145	$989,582
October 31, 2021 to November 27, 2021	141	$348.42	141	$940,385
November 28, 2021 to December 31, 2021	162	$346.16	162	$884,561

Total	448	$348.74	448	$884,561

(1)	The Company repurchased less than one thousand shares of common stock at a cost of less than $1 million related to the vesting of restricted stock during the three months ended December 31, 2021.
(2)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock in open market or private transactions over a two-year
period. This program replaced the remaining amounts available under the pre-existing
authorization. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. The size and timing of these purchases, if any, will depend on our stock price and market and business conditions, as well as other factors.

Item 6:
Reserved
Item 7:
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
The
COVID-19
pandemic continues to be fluid with uncertainties and risks across the global economy. During 2020, the Company took a proactive approach managing through this unpredictability and implemented a series of cost reduction actions, which included temporary salary reductions, furloughs and reductions in non-essential
spending and other working capital reductions in order to preserve liquidity and enhance financial flexibility. These cost reductions were completed by the end of 2020 and reduced the Company’s spending by approximately $100 million in 2020. The majority of these cost saving actions were reinstated at the beginning of 2021, which negatively impacted the Company’s cashflows in 2021 and also attributed to the increase in expenses as a result of the normalization of these costs.

Financial Overview
The Company’s operating results are as follows for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except per share data):

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Product sales	$1,822,070	$1,497,333	$1,567,189	22%	(4%)
Service sales	963,804	868,032	839,407	11%	3%

Total net sales	2,785,874	2,365,365	2,406,596	18%	(2%)
Costs and operating expenses:
Cost of sales	1,156,533	1,006,689	1,010,700	15%	—%
Selling and administrative expenses	626,968	553,698	534,791	13%	4%
Research and development expenses	168,358	140,777	142,955	20%	(2%)
Purchased intangibles amortization	7,143	10,587	9,693	(33%)	9%
Asset impairments	—	6,945	—	(100%)	* *
Litigation provision	5,165	1,180	—	338%	* *

Operating income	821,707	645,489	708,457	27%	(9%)
Operating income as a % of sales	29.5%	27.3%	29.4%
Other income (expense), net	17,203	(1,775)	(3,586)	* *	51%
Interest expense, net	(32,717)	(32,800)	(26,632)	—%	(23%)

Income before income taxes	806,193	610,914	678,239	32%	(10%)
Provision for income taxes	113,350	89,343	86,041	27%	4%

Net income	$692,843	$521,571	$592,198	33%	(12%)

Net income per diluted common share	$11.17	$8.36	$8.69	34%	(4%)

** Percentage not meaningful
The Company’s net sales increased approximately 18% in 2021 as compared to 2020, and decreased 2% in 2020 as compared to 2019. The increase in sales in 2021 can be attributed to the strong sales performance across most major geographies, end markets, and product categories due to customer demand continuing to return to pre-pandemic
normal operations. Foreign currency translation increased sales by 2% and less than 1% in 2021 and 2020, respectively. The Company’s recent acquisitions did not have material impacts on sales growth. Unless otherwise noted, sales growth or decline percentages are presented as compared with the same period in the prior year.
Instrument system sales increased 23% in 2021 and decreased 8% in 2020. In 2021, the increase in instrument system sales was attributable to customer demand continuing to increase to pre-COVID-19
pandemic levels as customer laboratories and manufacturing facilities continued to return to normal operations. This strength in 2021 was broad-based, particularly in LC,
LC-MS
and TA instrument system sales. Foreign currency translation had minimal impact on instrument system sales in 2021 and increased sales by 1% in 2020. Recurring revenues (combined sales of precision chemistry consumables and services) increased 13% and 4% in 2021 and 2020, respectively, as a result of a larger installed base of customers and higher billing demand for service sales. In 2020, recurring revenues were impacted by the interruption of business activities and the uncertainty caused by the COVID-19 pandemic.
Recurring revenues were positively impacted by foreign currency translation in 2021 and 2020, which increased sales by 2% and 1%, respectively.

Geographically, the sales growth in 2021 was broad-based across the world, and was due to customer demand continuing to increase to pre-pandemic
levels as customer laboratories and manufacturing facilities continued to return to normal operations. In 2021, the strong sales performance was broad-based across all regions, with sales increasing 20% in Asia, 16% in the Americas, and 17% in Europe. Foreign currency translation increased sales by 1% and 3% in Asia and Europe, respectively. The sales declines in 2020 were broad-based across the world, except for Europe, and were due to the weaker demand and disruption of business activities caused by the COVID-19 lockdowns.
Sales to pharmaceutical customers increased 20% and 2% in 2021 and 2020, respectively, with foreign currency translation positively impacting sales by 1% in both 2021 and 2020. The pharmaceutical sales growth was driven by strong double-digit growth in all major regions, including 45% in China, 26% in India, 17% in the Americas and 15% in Europe as strong customer demand continued to recover to pre-pandemic
levels. Foreign currency translation added 4% to Europe sales growth in 2021. Combined sales to industrial customers, which include material characterization, food, environmental and fine chemical markets, increased 17% in 2021 and decreased 2% in 2020, with foreign currency translation increasing sales by 2% and 1% in 2021 and 2020, respectively. This increase in sales to industrial customers was driven by the TA business as TA’s sales grew 26% in 2021 as compared to a decline of 8% in 2020. Combined sales to academic and government customers increased 7% in 2021 and decreased 16% in 2020, with foreign currency translation increasing sales by 2% in 2021 and having minimal impact on sales in 2020. Sales to our academic and governmental customers are highly dependent on when institutions receive funding to purchase our instrument systems and, as such, sales can vary significantly from period to period.
Operating income was $822 million in 2021, an increase of 27% as compared to 2020. This increase was primarily a result of the increase in sales volumes caused by our customers resuming laboratory and manufacturing operations throughout the world and the favorable impact of foreign currency translation. The operating income increase was partially offset by the restoration of expenses that had been decreased in 2020 which consisted of a series of cost reduction actions that included salary reductions, furloughs and reductions in non-essential
spending that increased operating income by approximately $100 million in 2020. In addition, in the second half of 2021, the Company’s operating income was negatively impacted by higher freight costs and higher costs associated with certain electronic components.
Operating income decreased 9% in 2020 as compared to 2019. This decrease can be attributed to the decline in sales volumes caused by the COVID-19 pandemic,
unfavorable manufacturing absorption and unfavorable foreign currency translation. The operating income decline was partially mitigated by a series of cost reduction actions, equaling $100 million, implemented by the Company in 2020. Operating income in 2020 also included $27 million of severance-related costs in connection with a reduction in workforce and lease termination and exit costs.
Operating income as a percentage of sales was 29.5%, 27.3% and 29.4% in 2021, 2020 and 2019, respectively. The 2020 operating income percentage decreased as a result of the decrease in sales volume due to the
COVID-19
pandemic. In addition, the 2020 operating margin benefited by the $100 million of cost reduction actions. The 2021 operating income margin was negatively impacted by the cost actions as these costs had been reinstated by the beginning of 2021.
The Company’s effective tax rates were 14.1%, 14.6% and 12.7% for 2021, 2020 and 2019, respectively. Net income per diluted share was $11.17, $8.36 and $8.69 in 2021, 2020 and 2019, respectively.
The Company generated $747 million, $791 million and $643 million of net cash flows from operations in 2021, 2020 and 2019, respectively. The decrease in operating cash flow in 2021 was primarily a result of the $100 million of 2020 cost actions and working capital improvements implemented being reinstated once customer demand increased. Included in the 2021, 2020 and 2019 net cash flow from operations is $38 million,

$38 million and $29 million, respectively, of income tax payments made in the U.S. in relation to the 2017 transition tax liability. The Company is required to make a U.S. federal tax payment of approximately $38 million in 2022 to tax authorities in connection with the Company’s estimated remaining transition tax liabilities of $327 million under the 2017 Tax Act. The remainder of the liability is required to be paid in annual installments of $72 million, $96 million and $121 million in 2023, 2024 and 2025, respectively.
Cash flows used in investing activities included capital expenditures related to property, plant, equipment and software capitalization of $161 million, $172 million and $164 million in 2021, 2020 and 2019, respectively. The cash flows from investing activities in 2021 also included $49 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $200 million on this facility through the end of 2021, and anticipates spending approximately $50 million to complete this new state-of-the-art facility in 2022.
On September 17, 2021, the Company entered into an amended and restated credit agreement (the “2021 Credit Agreement”), which amended the Company’s existing credit agreement entered into in 2017 (the “2017 Credit Agreement”). The 2021 Credit Agreement provides for a $1.8 billion revolving facility (the “2021 Credit Facility”) and converted the $300 million term loan under the 2017 Credit Agreement into part of the new revolving facility. As of December 31, 2021, the 2021 Credit Facility had a total of $210 million outstanding. As of December 31, 2020, the revolving credit facility and the term loan governed by the 2017 Credit Agreement had a total of $100 million and $300 million, respectively, outstanding. The 2021 Credit Facility matures on September 17, 2026 and requires no scheduled prepayments before that date.
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year term
and a fixed interest rate of 2.25%.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2021, 2020 and 2019, the Company repurchased 2.0 million, 0.8 million and 11.1 million shares of the Company’s outstanding common stock at a cost of $640 million, $167 million and $2.5 billion, respectively, under authorized share repurchase programs. As of December 31, 2021, the Company has a total of $885 million authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. The Company believes that it has the financial flexibility to fund these share repurchases given current cash and investment levels and debt borrowing capacity, as well as to invest in research, technology and business acquisitions to further grow the Company’s sales and profits.

Results of Operations
Sales by Geography
Geographic sales information is presented below for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net Sales:
Asia:
China	$521,128	$404,352	$439,557	29%	(8%)
Japan	182,597	179,815	180,707	2%	—%
Asia Other	372,040	315,010	318,848	18%	(1%)

Total Asia	1,075,765	899,177	939,112	20%	(4%)
Americas:
United States	774,014	678,313	692,277	14%	(2%)
Americas Other	151,206	119,529	137,964	27%	(13%)

Total Americas	925,220	797,842	830,241	16%	(4%)
Europe	784,889	668,346	637,243	17%	5%

Total net sales	$2,785,874	$2,365,365	$2,406,596	18%	(2%)

In 2021, sales increased 18% as compared to 2020, due to stronger demand for our products and services across most major geographies and customer classes as a result of our customers resuming laboratory and manufacturing operations, as well as the pent-up
demand from 2020 caused by
the COVID-19 pandemic.
The sales strength was broad-based, driven by continued growth in recurring revenues and the strong sales growth in instruments, particularly in LC instrument system sales. Foreign currency translation increased sales by 2% in 2021 and had minimal impact on sales in 2020.
In 2020, sales decreased 2% as compared to 2019, as the
COVID-19 pandemic
caused interruptions in business activities and uncertainties that resulted in our customers reducing purchases of our products and services. The sales declines in 2020 were broad-based across all geographies and were a result of the weaker demand and disruption of business activities caused by the COVID-19 lockdowns,
except in Europe where sales increased 5% as compared to the prior year. The most significant decline in sales in 2020 occurred in China, where sales declined 8%, as well as declines of 2% in the U.S. and 13% in the Americas Other region.
Sales by Trade Class
Net sales by customer class are presented below for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,			% change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Pharmaceutical	$1,667,061	$1,386,966	$1,365,275	20%	2%
Industrial	829,204	707,772	719,377	17%	(2%)
Academic and governmental	289,609	270,627	321,944	7%	(16%)

Total net sales	$2,785,874	$2,365,365	$2,406,596	18%	(2%)

In 2021, sales to pharmaceutical customers increased 20% with foreign currency translation positively impacting sales by 1%. The increase in sales to pharmaceutical customers was broad-based with double-digit sales growth across most major geographies, primarily due to stronger demand for our products and services as a result of our customers continuing to resume laboratory and manufacturing operations. Sales also benefited from the demand from certain pharmaceutical customers involved with COVID-19
diagnostic testing and the increase in the development of new drugs and therapies. Sales to industrial customers in 2021 increased 17%, primarily due to customers continuing to resume laboratory and manufacturing operations during the year and this growth was driven by the increased customer demand for our TA products. Foreign currency translation increased sales to industrial customers by 2% in 2021. Sales to academic and government customers increased 7% in 2021, with foreign currency translation increasing sales by 2%.
In 2020, sales to pharmaceutical customers increased 2% with foreign currency translation positively impacting sales by 1%. The lower sales volumes to pharmaceutical customers in 2020, particularly in the first half of the year, can be attributed to the disruption in business activities caused by COVID-19, despite
increased demand for our products and services from certain pharmaceutical customers who are involved with COVID-19 diagnostic testing
and the development of new drugs and therapies. Sales to industrial customers in 2020 declined 2%, which were significantly impacted by the TA sales declines of 8% in 2020. The sales declines to academic and government customers were broad-based across all product classes as academic and governmental customers adjusted their spending to mitigate the effects of the COVID-19 pandemic,
which significantly impacted sales in China.
Waters Products and Services Net Sales
Net sales for Waters products and services were as follows for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,						% change
	2021	% of Total	2020	% of Total	2019	% of Total	2021 vs. 2020	2020 vs. 2019
Waters instrument systems	$1,089,248	44%	$890,855	42%	$963,871	45%	22%	(8%)
Chemistry consumables	507,209	21%	432,080	20%	412,018	19%	17%	5%

Total Waters product sales	1,596,457	65%	1,322,935	62%	1,375,889	64%	21%	(4%)
Waters service	876,626	35%	794,189	38%	761,594	36%	10%	4%

Total Waters net sales	$2,473,083	100%	$2,117,124	100%	$2,137,483	100%	17%	(1%)

Waters products and service sales increased 17% in 2021 and declined 1% in 2020, with the effect of foreign currency translation increasing Waters sales by 2% and 1% in 2021 and 2020, respectively. Waters instrument system sales (LC and MS technology-based) increased 22% in 2021 primarily due to customer demand continuing to increase to pre-pandemic
levels as customer laboratories and manufacturing facilities continued to return to normal operations. Precision chemistry consumables sales increased double-digits due to the strong demand across most major geographies driven by the uptake in columns and application-specific testing kits to pharmaceutical customers. Waters service sales increased 10% due to higher service demand billings as
COVID-19
business closures and restrictions began to ease. In addition, sales growth in 2021 benefited from the growing contributions made by the Company’s recent introductions of new higher-performing products which included the ACQUITY PREMIER System, Arc Premier HPLC System and Multi-Reflecting ToF mass spectrometers.
In 2020 Waters instrument system sales (LC and MS technology-based) decreased 8%, primarily attributed to the weaker demand for our products and services by our customers due to the disruption and uncertainty caused by the COVID-19 pandemic.
Precision chemistry consumables sales increased 5% in 2020, despite the disruption in business activities caused by COVID-19.
Waters service sales increased 4%, primarily due to increased sales of service plans and higher service demand billings to a higher installed base of customers respectively, with sales in 2020 being partially offset by the weaker demand and disruption of business activities caused by the COVID-19 lockdowns.
TA Product and Services Net Sales
Net sales for TA products and services were as follows for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,						% change
	2021	% of Total	2020	% of Total	2019	% of Total	2021 vs. 2020	2020 vs. 2019
TA instrument systems	$225,613	72%	$174,398	70%	$191,300	71%	29%	(9%)
TA service	87,178	28%	73,843	30%	77,813	29%	18%	(5%)

Total TA net sales	$312,791	100%	$248,241	100%	$269,113	100%	26%	(8%)

TA instrument system and service sales growth in 2021 was broad-based across all geographies increasing 26%, and was primarily driven by stronger demand as a result of our customers continuing to resume laboratory and manufacturing operations. In 2021, the increase in TA instrument system sales was primarily driven by strength in all major regions. The increase in TA service sales was attributable to customers continuing to resume their operations after the restrictions caused by COVID-19 during
2020, as well as sales of service plans and billings to a higher installed base of customers. The effect of foreign currency translation increased TA’s sales by 1% in 2021.
TA product and service sales declines in 2020 were primarily due to lower customer demand resulting from the
COVID-19 pandemic.
TA’s instrument system sales declined in 2019 primarily due to lower customer demand resulting from macroeconomic conditions, tariff posturing and political instability. TA service sales increased in 2019 due to sales of service plans and billings to a higher installed base of customers. TA sales declined in all major regions in 2020, with foreign currency translation having minimal impact on TA’s sales.
Cost of Sales
Cost of sales increased 15% in 2021 as compared to 2020, primarily due to the increase in sales volumes during the year, the reinstatement in 2021 of expenses that had been reduced as a result of the
COVID-19
pandemic in 2020 that consisted of salary reductions, furloughs and reductions in non-essential
spending as well as an increase in freight costs.
Cost of sales is affected by many factors, including, but not limited to, foreign currency translation, product mix, product costs of instrument systems and amortization of software platforms. At current foreign currency exchange rates, the Company expects foreign currency translation to decrease sales and gross profit during 2022.
Selling and Administrative Expenses
Selling and administrative expenses increased 13% and 4% in 2021 and 2020, respectively. The increase in selling and administrative expenses in 2021 can be attributed to the higher salary merit and variable incentive compensation costs as well as the impact of the reinstatement of salary reductions, furloughs and reductions in non-essential
spending that occurred in 2020. The increase in selling and administrative expenses in 2020 can be attributed to the salary merit and incentive compensation increases along with the severance-related costs in connection with a reduction in workforce and lease-termination and exit costs. Severance and lease termination and exit costs were $27 million and $10 million in 2020 and 2019, respectively. Offsetting these increases in selling and administrative expenses were $70 million of savings in 2020, which includes COVID-19 and
restructuring cost saving actions that reduced planned salaries and non-essential spending.
The effect of foreign currency translation increased selling and administrative expenses by 1% in 2021 and had a minimal impact on selling and administrative expenses in 2020.

As a percentage of net sales, selling and administrative expenses were 22.5%, 23.4% and 22.2% for 2021, 2020 and 2019, respectively.
Research and Development Expenses
Research and development expenses increased 20% in 2021 and decreased 2% in 2020. The increase in research and development expenses was impacted by additional headcount, merit compensation and costs associated with new products and the development of new technology initiatives as well as the reinstatement of
COVID-19
cost actions implemented in 2020. Research and development expenses in 2020 include $15 million of cost action savings from salary reductions, furloughs and reductions in non-essential spending.
Foreign currency translation decreased research and development expenses in 2021 by 1% and had minimal impact on research and development costs in 2020.
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
Other Income (Expense), Net
In 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which were recognized within other income in our consolidated statement of operations. In 2021, the Company also recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Interest Expense, Net
Net interest expense in 2021 remained consistent with 2020 as the increase in the average debt balance in 2021 was offset by the impact of lower interest rates. The increase in net interest expense from 2019 to 2020 is due to higher debt balances in 2020.
Provision for Income Taxes
The Company’s effective tax rates were 14.1%, 14.6% and 12.7% in 2021, 2020 and 2019, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2021. The Company entered into a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period of April 1, 2021 through March 31, 2026. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore, based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the

Company’s net income during the years ended December 31, 2021, 2020 and 2019 by $20 million, $21 million and $24 million, respectively, and increased the Company’s net income per diluted share by $0.32, $0.33 and $0.35, respectively.
During 2021, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $10 million provision related to the Global Intangible
Low-Taxed
Income (“GILTI”) tax and a tax benefit of $7 million on stock-based compensation.
The 2020 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, a $13 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The 2019 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, an $11 million provision related to the GILTI tax and tax benefit of $9 million related to stock-based compensation.
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
Liquidity and Capital Resources
Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$692,843	$521,571	$592,198
Depreciation and amortization	131,680	125,361	105,296
Stock-based compensation	29,918	36,865	38,577
Deferred income taxes	16,633	(2,693)	9,620
Asset impairments	—	6,945	—
Observable unrealized gain on investment	(9,707)	—	—
Change in accounts receivable	(62,448)	37,467	(22,195)
Change in inventories	(67,250)	18,940	(31,854)
Change in accounts payable and other current liabilities	46,110	140,598	9,784
Change in deferred revenue and customer advances	37,845	11,073	12,189
Effect of the 2017 Tax Cuts and Jobs Act	—	—	(3,229)
Other changes	(68,350)	(105,620)	(67,299)

Net cash provided by operating activities	747,274	790,507	643,087
Net cash (used in) provided by investing activities	(231,630)	(264,094)	768,802
Net cash used in financing activities	(438,275)	(440,502)	(1,872,678)
Effect of exchange rate changes on cash and cash equivalents	(12,830)	15,069	224

Increase (decrease) in cash and cash equivalents	$64,539	$100,980	$(460,565)

Cash Flow Provided By Operating Activities
Net cash provided by operating activities was $747 million, $791 million and $643 million in 2021, 2020 and 2019, respectively. The changes within net cash provided by operating activities include the following significant changes in the sources and uses of net cash provided by operating activities, aside from the changes in net income:

•
The changes in accounts receivable were primarily attributable to the increase in sales volumes as well as the timing of sales and the timing of payments made by customers. Days sales outstanding was 66 days at December 31, 2021, 70 days at December 31, 2020 and 77 days at December 31, 2019.

•
The increase in inventory in 2021 can be attributed to higher sales volumes and the increase in safety stock levels to mitigate logistic and supply chain issues. The change in inventory in 2020 compared to 2019 is a result of the Company’s efforts to reduce its inventory levels during the
COVID-19
pandemic to preserve its liquidity.

•
The changes in accounts payable and other current liabilities were the result of timing of payments to vendors. In addition, the changes in 2021, 2020 and 2019 include $38 million, $38 million and $29 million, respectively, of income tax payments made in the U.S. relating to the Company’s estimated 2017 tax reform liability. In addition, in 2021, the change was impacted by the normalization of
COVID-19
cost actions, as well as higher variable incentive compensation costs.

•	Net cash provided from deferred revenue and customer advances results from annual increases in new service contracts as a higher installed base of customers renew annual service contracts.

•
Other changes were attributable to variation in the timing of various provisions, expenditures, prepaid income taxes and accruals in other current assets, other assets, other liabilities and an income tax payment related to the 2017 Tax Act. In addition, in 2019, the Company made $11 million of contributions to certain defined benefit pension plans.

Cash (Used in) Provided By Investing Activities
Net cash used in investing activities totaled $232 million and $264 million in 2021 and 2020, respectively, while net cash provided by investing activities was $769 million in 2019. Additions to fixed assets and capitalized software were $161 million, $172 million and $164 million in 2021, 2020 and 2019, respectively. The cash flows from investing activities in 2021 also included $49 million of capital expenditures related to the expansion of the Company’s precision chemistry consumable operations in the United States. The Company has incurred costs of $200 million on this facility through the end of 2021, and anticipates spending approximately $50 million to complete this new state-of-the-art facility in 2022.
During 2021, 2020 and 2019, the Company purchased $280 million, $26 million and $37 million of investments, respectively. During 2021, 2020 and 2019, $218 million, $21 million and $1.0 billion of investments matured, respectively.
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
There were no business acquisitions in 2021 and 2019.

During 2021, 2020 and 2019, the Company made $2 million, $6 million and $9 million of investments in unaffiliated companies, respectively.
Cash Used in Financing Activities
On September 17, 2021, the Company entered into an amended and restated credit agreement (the “2021 Credit Agreement”), which amended the Company’s existing credit agreement entered into in 2017 (the “2017 Credit Agreement”). The 2021 Credit Agreement provides for a $1.8 billion revolving facility (the “2021 Credit Facility”) and converted the $300 million term loan under the 2017 Credit Agreement into part of the new revolving facility. As of December 31, 2021, the 2021 Credit Facility had a total of $210 million outstanding. As of December 31, 2020, the revolving credit facility and the term loan governed by the 2017 Credit Agreement had a total of $100 million and $300 million, respectively, outstanding. The 2021 Credit Facility matures on September 17, 2026 and requires no scheduled prepayments before that date.
In March 2021, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. The Series N $100 million notes have a five-year term and a fixed interest rate of 1.68%. The Series O $400 million notes have a 10-year term
and a fixed interest rate of 2.25%.
The Company’s net debt borrowings increased by $160 million in 2021, decreased by $325 million in 2020 and increased by $535 million in 2019. As of December 31, 2021, the Company had a total of $1.5 billion in outstanding debt, which consisted of $1.3 billion in outstanding senior unsecured notes and $210 million borrowed under a revolving credit facility, with both the term loan and revolving credit facilities under the 2017 Credit Agreement. As of December 31, 2021, the Company had a total amount available to borrow under the 2017 Credit Agreement of $1.6 billion after outstanding letters of credit. As of December 31, 2021, the Company was in compliance with all debt covenants.
As of December 31, 2021, the Company has entered into three-year interest rate cross-currency swap derivative agreements with a notional value of $230 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. As a result of entering into these agreements, the Company lowered its net interest expense by $11 million, $15 million and $12 million during 2021, 2020 and 2019, respectively. The Company anticipates that these swap agreements will lower net interest expense by approximately $1 million in 2022, as the three-year term of the agreements expire. During 2021, the Company entered into a new cross-currency swap derivative agreement with a notional value of $40 million.
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2021, 2020 and 2019, the Company repurchased 2.0 million, 0.8 million and 11.1 million shares of the Company’s outstanding common stock at a cost of $640 million, $167 million and $2.5 billion, respectively, under the January 2019 authorization and other previously announced programs. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023. In addition, the Company repurchased $9 million, $9 million and $8 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company received $56 million, $66 million and $54 million of proceeds from the exercise of stock options and the purchase of shares pursuant to the Company’s employee stock purchase plan in 2021, 2020 and 2019, respectively.
The Company had cash, cash equivalents and investments of $569 million as of December 31, 2021. The majority of the Company’s cash and cash equivalents are generated from foreign operations, with $440 million held by foreign subsidiaries at December 31, 2021, of which $298 million was held in currencies other than U.S. dollars.

As of December 31, 2021, the Company’s material cash requirements include the following contractual and other obligations:
Long-term debt.
As of December 31, 2021, the Company had $1.5 billion of cash requirements for the principal on long-term debt that will mature and be paid as follows: $50 million in 2023; $100 million in 2024; $670 million in 2026; $300 million in 2029 and $400 million in 2031.
Interest on Senior Unsecured Notes.
As of December 31, 2021, the Company had $240 million of cash requirements for the interest on senior unsecured notes that is to be paid as follows: $39 million in 2022; $38 million in 2023; $35 million in 2024; $33 million in 2025; $27 million in 2026; $20 million in both 2027 and 2028; $17 million in 2029; $9 million in 2030; and $2 million in 2031. See also Note 9 in the Notes to the Consolidated Financial Statements for financial information about interest payable.
2017 Tax Act liabilities.
As a result of the 2017 Tax Act, the Company incurred a Transition Toll Tax, that would be paid over an eight-year period, starting in 2018, and will not accrue interest. As of December 31, 2021, the Company had a remaining cash requirement of $327 million of which $38 million, $72 million, $96 million and $121 million will be paid in 2022, 2023, 2024 and 2025, respectively. See also Note 10 in the Notes to the Consolidated Financial Statements for financial information about tax liabilities.
Operating Leases.
The Company’s operating leases consist of property leases for sales, demonstration, laboratory, warehouse and office spaces, automotive leases for sales and service personnel and equipment leases, primarily used in our manufacturing and distribution operations. For leases with terms greater than 12 months, the Company recorded the related right-of-use asset
and lease liability obligation at the present value of lease payments over the term of the leases. Some of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments. A certain number of these leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the Company’s determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses, which are recorded as variable costs when incurred. The Company’s cash requirements for future lease payments were approximately $94 million as of December 31, 2021. See also Note 12 in the Notes to the Consolidated Financial Statements for financial information about lease liabilities.
Long-term Software Contract Commitments.
 For contracts the Company is committed to that are not cancelable without penalties. The Company’s contractual obligation with these vendors was approximately $28 million as of December 31, 2021.
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
The Company’s deferred revenue liabilities at December 31, 2021 of $274 million on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received in advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
Allowance for credit losses on Accounts Receivable
The Company adopted new accounting guidance regarding the accounting for credit losses as of January 1, 2020 using a modified retrospective transition approach that was applied to our trade receivable balances. The allowance for credit losses policies described below were effective as of January 1, 2020.
The Company maintains allowances for expected credit losses based on applying a historical loss rate to trade receivable aging balances to estimate a general reserve balance on current receivables along with an additional adjustment for any specific receivables with known or anticipated issues affecting the likelihood of recovery. The historical loss rate is calculated by comparing the prior year actual sales and accounts receivable balances to estimate the period of collection of trade receivables by aging category. This collection information by aging category is then compared to write offs over the same prior year period to estimate the amount of allowance that is attributable to each category of our accounts receivable aging. Past due balances with a probability of default based on historical data as well as relevant available forward-looking information are included in the specific adjustment. If the financial condition of the Company’s customers were to deteriorate beyond what is estimated in the current expected credit loss model, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not request collateral from its customers, but collectibility is enhanced through the use of credit card payments and letters of credit. The Company assesses collectibility based on a number of factors, including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, industry trends and the macro-economic environment. Historically, the Company has not experienced significant credit losses. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates for sales returns and allowances for expected credit losses. The Company’s accounts receivable balance at December 31, 2021 was $613 million, net of allowances for expected credit losses of $13 million.
Loss Provision on Inventory
The Company values all of its inventories at the lower of cost or net realizable value on a first-in,
first-out
basis (“FIFO”). The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, including that in the Company’s current backlog of orders, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required. The Company’s inventory balance at December 31, 2021 was recorded at its net realizable value of $356 million, which is net of write-downs of $32 million.

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

When the Company determines that the carrying value of an individual intangible asset, long-lived asset or goodwill may not be recoverable based upon the existence of one or more of the above indicators, an estimate of undiscounted future cash flows produced by that intangible asset, long-lived asset or goodwill, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value. Net intangible assets, long-lived assets and goodwill amounted to $242 million, $548 million and $438 million, respectively, as of December 31, 2021.
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

Uncertain Tax Positions
The Company accounts for its uncertain tax return positions in accordance with the accounting standards for income taxes, which require financial statement reporting of the expected future tax consequences of uncertain tax positions on the presumption that all concerned tax authorities possess full knowledge of those tax positions, as well as all of the pertinent facts and circumstances, but prohibit any discounting of unrecognized tax benefits associated with those positions for the time value of money. The Company classified interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. At December 31, 2021, the Company had unrecognized tax benefits, excluding interest and penalties, of $29 million.
The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026. This new incentive has similar requirements for business spending targets, attaining and sustaining employment targets and performance of certain research and manufacturing activities as previous agreements. Prior to April 1, 2021, the Company had a tax exemption on income arising from qualifying activities in Singapore, based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. These milestones include the following types of objectives: reaching and maintaining annual revenue and business spending targets; meeting capital expenditures targets; attaining and sustaining employment targets; and establishing a local research and development and service center. The Company determined that it was more likely than not to realize the tax exemption in Singapore and, accordingly, did not recognize any reserves for unrecognized tax benefits on its balance sheet related to this exemption. In the event that any of the milestone targets were not met, the Company would not be entitled to the tax exemption on income earned in Singapore and all the tax benefits previously recognized would be reversed, resulting in the recognition of income tax expense equal to the statutory tax of 17% on income earned during that period.
Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required. At December 31, 2021, the Company’s warranty liability was $11 million.
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
Pension and Other Retirement Benefits
In 2018, the Company settled its defined benefit pension plan in the United States. As a result of this settlement, the Company’s defined benefit pension obligations were significantly reduced in 2018 and 2019. The Company still maintains a number of smaller defined benefit pension plans and other retirement benefits throughout the world. Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company’s remaining less significant pension plans and other retirement benefits are evaluated periodically by management. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations and the expected long-term rate of return on plan assets, are evaluated and updated annually. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 6.25% for its U.S. benefit plans and 2.58% for its
non-U.S.
benefit plans.
At the end of each year, the Company determines the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. The Company utilized Milliman’s Bond Matching model to determine the discount rate for its U.S. benefit plans. The Company determined the discount rate for its
non-U.S.
benefit plans based on the analysis of the Mercer Pension Discount Curve for high quality investments as of December 31, 2021 that best matched the timing of the plan’s future cash flows for the period to maturity of the pension benefits. Once the interest rates were determined, the plan’s cash flow was discounted at the spot interest rate back to the measurement date. At December 31, 2021, the Company determined the weighted-average discount rate to be 2.70% for the U.S. benefit plans and 1.40% for the
non-U.S.
benefits plans.
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
As of December 31, 2021, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows (in millions):

	Unrecognized Compensation Costs	Weighted-Average Life in Years
Stock options	$20	3.5
Restricted stock units	44	3.3
Performance stock units	12	2.0

Total	$76	3.1

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

Interest Rate Cross-Currency Swap Agreements
As of December 31, 2021, the Company had three-year interest rate cross-currency swap derivative agreements with a notional value of $230 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.
The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2021		December 31, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$55,309	$504	$66,690	$836
Other current liabilities	$9,000	$195	$20,000	$185
Interest rate cross-currency swap agreements:
Other liabilities	$230,000	$5,363	$560,000	$44,996
Accumulated other comprehensive loss		$15,944		$44,996
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements (in thousands):

	Financial Statement Classification
		Year Ended December 31,
		2021	2020	2019
Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(1,973)	$1,444	$(3,552)
Unrealized (losses) gains on open contracts	Cost of sales	(343)	1,663	(1,292)

Cumulative net pre-tax (losses) gains	Cost of sales	$(2,316)	$3,107	$(4,844)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$11,084	$15,296	$11,709
Unrealized gains (losses) on open contracts	Accumulated other comprehensive loss	$29,052	$(44,996)	$4,485
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the foreign currency exchange contracts outstanding as of December 31, 2021 would decrease pre-tax
earnings by approximately $5 million. Assuming a hypothetical adverse change of 10% in year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the interest rate cross-currency swap agreements outstanding as of December 31, 2021 would increase by approximately $23 million and would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity (deficit). The related impact on interest income would not have a material effect on pre-tax
earnings.
The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The Company’s cash equivalents represent highly liquid investments, with original maturities of 90 days or less, primarily in bank deposits, U.S. treasury bill money market funds and commercial paper. As of December 31, 2021, the carrying value of the Company’s cash and cash equivalents approximated fair value.

The Company is exposed to the risk of interest rate fluctuations from the investments of cash generated from operations. Investments with maturities greater than 90 days are classified as investments, and are held primarily in U.S. dollar-denominated treasury bills and commercial paper, bank deposits and corporate debt securities. As of December 31, 2021, the Company estimates that a hypothetical adverse change of 100 basis points across all maturities would not have a material effect on the fair market value of its portfolio.
The Company is also exposed to the risk of exchange rate fluctuations. The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2021 and 2020, $440 million out of $569 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $298 million out of $569 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had no holdings in auction rate securities or commercial paper issued by structured investment vehicles.
Assuming a hypothetical adverse change of 10% in
year-end
exchange rates (a strengthening of the U.S. dollar), the fair market value of the Company’s cash, cash equivalents and investments held in currencies other than the U.S. dollar as of December 31, 2021 would decrease by approximately $30 million, of which the majority would be recorded to foreign currency translation in other comprehensive income within stockholders’ equity.

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
 — Integrated Framework (2013)
, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Waters Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Waters Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
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
Goodwill Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $438 million as of December 31, 2021. Management tests for goodwill impairment using a fair-value approach at the reporting unit level annually, or earlier, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs an annual goodwill impairment assessment for its reporting units as of December 31 each year. Under the impairment assessment, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the amount of the excess carrying amount of the reporting unit over its fair value. This impairment is limited to the total amount of goodwill allocated to that reporting unit. The fair value of reporting units was estimated using a discounted cash flows technique, which includes certain management assumptions, such as estimated future cash flows, estimated growth rates and discount rates. As disclosed by management, the estimated fair value of the reporting units significantly exceeds the carrying value.
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
February 24, 2022
We have served as the Company’s auditor since 1994.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$501,234	$436,695
Investments	68,051	6,451
Accounts receivable, net	612,648	573,316
Inventories	356,095	304,281
Other current assets	90,914	80,290

Total current assets	1,628,942	1,401,033
Property, plant and equipment, net	547,913	494,003
Intangible assets, net	242,401	258,645
Goodwill	437,865	444,362
Operating lease assets	84,734	93,252
Other assets	153,077	148,625

Total assets	$3,094,932	$2,839,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and debt	$—	$150,000
Accounts payable	96,799	72,212
Accrued employee compensation	101,192	72,166
Deferred revenue and customer advances	227,561	198,240
Current operating lease liabilities	27,906	27,764
Accrued income taxes	61,278	76,558
Accrued warranty	10,718	10,950
Other current liabilities	155,054	197,093

Total current liabilities	680,508	804,983
Long-term liabilities:
Long-term debt	1,513,870	1,206,515
Long-term portion of retirement benefits	64,027	72,620
Long-term income tax liabilities	319,547	357,493
Long-term operating lease liabilities	59,623	68,197
Other long-term liabilities	89,803	97,968

Total long-term liabilities	2,046,870	1,802,793

Total liabilities	2,727,378	2,607,776
Commitments and contingencies (Notes 6, 9, 10, 11, 12, 13 and 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued at December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 400,000 shares authorized, 162,084 and 161,666 shares issued, 60,728 and 62,309 shares outstanding at December 31, 2021 and December 31, 2020, respectively	1,621	1,617
Additional paid-in capital	2,114,880	2,029,465
Retained earnings	7,800,832	7,107,989
Treasury stock, at cost, 101,356 and 99,357 shares at December 31, 2021 and December 31, 2020, respectively	(9,437,914)	(8,788,984)
Accumulated other comprehensive loss	(111,865)	(117,943)

Total stockholders’ equity	367,554	232,144

Total liabilities and stockholders’ equity	$3,094,932	$2,839,920

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenues:
Product sales	$1,822,070	$1,497,333	$1,567,189
Service sales	963,804	868,032	839,407

Total net sales	2,785,874	2,365,365	2,406,596
Costs and operating expenses:
Cost of product sales	752,514	638,033	642,706
Cost of service sales	404,019	368,656	367,994
Selling and administrative expenses	626,968	553,698	534,791
Research and development expenses	168,358	140,777	142,955
Purchased intangibles amortization	7,143	10,587	9,693
Asset impairments	—	6,945	—
Litigation provision (Note 11)	5,165	1,180	—

Total costs and operating expenses	1,964,167	1,719,876	1,698,139

Operating income	821,707	645,489	708,457
Other income (expense), net	17,203	(1,775)	(3,586)
Interest expense	(44,938)	(49,070)	(48,690)
Interest income	12,221	16,270	22,058

Income before income taxes	806,193	610,914	678,239
Provision for income taxes	113,350	89,343	86,041

Net income	$692,843	$521,571	$592,198

Net income per basic common share	$11.25	$8.40	$8.76
Weighted-average number of basic common shares	61,575	62,094	67,627
Net income per diluted common share	$11.17	$8.36	$8.69
Weighted-average number of diluted common shares and equivalents	62,028	62,414	68,166

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$692,843	$521,571	$592,198
Other comprehensive income (loss):
Foreign currency translation	(1,903)	5,984	1,631
Unrealized (losses) gains on investments before income taxes	(26)	—	3,046
Income tax benefit (expense)	6	—	(641)

Unrealized (losses) gains on investments, net of tax	(20)	—	2,405
Retirement liability adjustment before reclassifications	9,342	(6,786)	(9,360)
Amounts reclassified to other income (expense), net	1,167	1,389	1,979

Retirement liability adjustment before income taxes	10,509	(5,397)	(7,381)
Income tax (expense) benefit	(2,508)	941	1,845

Retirement liability adjustment, net of tax	8,001	(4,456)	(5,536)
Other comprehensive income (loss)	6,078	1,528	(1,500)

Comprehensive income	$698,921	$523,099	$590,698

The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$692,843	$521,571	$592,198
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	29,918	36,865	38,577
Deferred income taxes	16,633	(2,693)	9,620
Depreciation	71,560	68,685	53,839
Amortization of intangibles	60,120	56,676	51,457
Asset impairments	—	6,945	—
Observable unrealized gain o n investment	(9,707)	—	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(62,448)	37,467	(22,195)
(Increase) decrease in inventories	(67,250)	18,940	(31,854)
Increase in other current assets	(20,765)	(27,030)	(10,918)
Decrease (increase) in other assets	4,490	(37,865)	(16,470)
Increase in accounts payable and other current liabilities	46,110	140,598	9,784
Increase in deferred revenue and customer advances	37,845	11,073	12,189
Effect of the 2017 Tax Cuts and Jobs Act	—	—	(3,229)
Decrease in other liabilities	(52,075)	(40,725)	(39,911)

Net cash provided by operating activities	747,274	790,507	643,087
Cash flows from investing activities:
Additions to property, plant, equipment and software capitalization	(161,266)	(172,384)	(163,823)
Asset and business acquisitions, net of cash acquired	—	(80,545)	—
Investment in unaffiliated company	(1,788)	(6,143)	(8,843)
Payments for intellectual property licenses	(7,000)	—	—
Purchases of investments	(279,660)	(25,884)	(36,951)
Maturities and sales of investments	218,084	20,862	978,419

Net cash (used in) provided by investing activities	(231,630)	(264,094)	768,802
Cash flows from financing activities:
Proceeds from debt issuances	510,000	315,000	925,670
Payments on debt	(350,000)	(640,366)	(390,482)
Payments of debt issuance costs	(8,537)	—	(2,932)
Proceeds from stock plans	55,643	66,033	53,715
Purchases of treasury shares	(648,930)	(196,409)	(2,469,258)
Proceeds from derivative contracts	3,549	15,240	10,609

Net cash used in financing activities	(438,275)	(440,502)	(1,872,678)
Effect of exchange rate changes on cash and cash equivalents	(12,830)	15,069	224

Increase (decrease) in cash and cash equivalents	64,539	100,980	(460,565)
Cash and cash equivalents at beginning of period	436,695	335,715	796,280

Cash and cash equivalents at end of period	$501,234	$436,695	$335,715

Supplemental cash flow information:
Income taxes paid	$153,504	$97,621	$87,998
Interest paid	$42,408	$52,103	$42,843
The accompanying notes are an integral part of the consolidated financial statements.

WATERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	(In thousands)
Balance December 31, 2018	160,472	$1,605	$1,834,741	$5,995,205	$(6,146,322)	$(117,971)	$1,567,258
Net income	—	—	—	592,198	—	—	592,198
Other comprehensive loss	—	—	—	—	—	(1,500)	(1,500)
Issuance of common stock for employees:
Employee Stock Purchase Plan	43	—	7,996	—	—	—	7,996
Stock options exercised	406	4	45,715	—	—	—	45,719
Treasury stock	—	—	—	—	(2,466,254)	—	(2,466,254)
Stock-based compensation	109	1	38,301	—	—	—	38,302

Balance December 31, 2019	161,030	$1,610	$1,926,753	$6,587,403	$(8,612,576)	$(119,471)	$(216,281)

Adoption of new accounting pronouncement	—	—	—	(985)	—	—	(985)
Net income	—	—	—	521,571	—	—	521,571
Other comprehensive income	—	—	—	—	—	1,528	1,528
Issuance of common stock for employees:
Employee Stock Purchase Plan	43	—	7,531	—	—	—	7,531
Stock options exercised	456	5	58,497	—	—	—	58,502
Treasury stock	—	—	—	—	(176,408)	—	(176,408)
Stock-based compensation	137	2	36,684	—	—	—	36,686

Balance December 31, 2020	161,666	$1,617	$2,029,465	$7,107,989	$(8,788,984)	$(117,943)	$232,144

Net income	—	—	—	692,843	—	—	692,843
Other comprehensive income	—	—	—	—	—	6,078	6,078
Issuance of common stock for employees:
Employee Stock Purchase Plan	40	—	9,578	—	—	—	9,578
Stock options exercised	282	3	46,062	—	—	—	46,065
Treasury stock	—	—	—	—	(648,930)	—	(648,930)
Stock-based compensation	96	1	29,775	—	—	—	29,776

Balance December 31, 2021	162,084	$1,621	$2,114,880	$7,800,832	$(9,437,914)	$(111,865)	$367,554

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

The impact of the global pandemic of a novel strain of coronavirus
(“COVID-19”)
over the last two years has resulted in a widespread public health crisis. The
COVID-19
pandemic has caused significant volatility and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued
spread throughout the United States and globally, which has disrupted and may continue to disrupt the Company’s business. The Company operates in over 35 countries, including those in the regions most impacted by the
COVID-19
pandemic. In response, governments of most countries, including the United States, as well as private businesses, have implemented numerous measures attempting to contain and mitigate the effects of
COVID-19.
Such measures have had and are expected to continue to have adverse impacts on the United States and foreign economies of uncertain severity and duration, and have had and may continue to have a negative impact on the Company’s operations, including Company sales, supply chain and cash flow.

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
The Company’s net sales derived from operations outside the United States were 72%, 71% and 71% in 2021, 2020 and 2019, respectively. Gains and losses from foreign currency transactions are included primarily in cost of sales in the consolidated statements of operations. In 2021, 2020 and 2019, foreign currency transactions resulted in net losses of $5 million, $7 million and $9 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company maintains cash balances in various operating accounts in excess of federally insured limits, and in foreign subsidiary accounts in currencies other than the U.S. dollar. As of December 31, 2021 and 2020, $440 million out of $569 million and $364 million out of $443 million, respectively, of the Company’s total cash, cash equivalents and investments were held by foreign subsidiaries. In addition, $298 million out of $569 million and $254 million out of $443 million of cash, cash equivalents and investments were held in currencies other than the U.S. dollar at December 31, 2021 and 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The

following is a summary of the activity of the Company’s allowance for credit losses for the year ended December 31
, 2021
, 2020
and 2019
(in thousands). The December 31
, 2021
and 2020
balances are calculated using the CECL method and the December 31
, 2019
balance is calculated using the incurred loss method under legacy GAAP:

	Balance at Beginning of Period	Impact of CECL Adoption	Additions	Deductions	Balance at End of Period
Allowance for Credit Losses
December 31, 2021	$14,381	$—	$5,380	$(6,533)	$13,228
December 31, 2020	$9,560	$985	$9,051	$(5,215)	$14,381
December 31, 2019	$7,663	$—	$4,701	$(2,804)	$9,560
Concentration of Credit Risk
The Company sells its products and services to a significant number of large and small customers throughout the world, with net sales to the pharmaceutical industry of approximately 60%, 59% and 57% in 2021, 2020 and 2019, respectively. None of the Company’s individual customers accounted for more than 2% of annual Company sales in 2021, 2020 or 2019. The Company performs continuing credit evaluations of its customers and generally does not require collateral, but in certain circumstances may require letters of credit or deposits. Historically, the Company has not experienced significant bad debt losses.
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

Leases
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
The Company makes variable lease payments that do not depend on a rate or index, primarily for items such as real estate taxes and other expenses. These expenses are recorded as variable costs in the period incurred. For the years ended December 31, 2021, 2020 and 2019, respectively, variable costs incurred were not material.
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
For leases with terms greater than 12 months, the Company records a right-of-use
asset and lease liability at the present value of lease payments over the term of the leases and records rent expense on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements to short-term leases with terms less than 12 months. For short-term leases, the Company recognizes lease payments in net income on a straight-line basis over the term of the lease. For the years ended December 31, 2021, 2020 or 2019, respectively, costs incurred related to short-term leases were not material.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense, while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives: buildings — fifteen to thirty-
nine years
; building improvements — five to ten years; leasehold improvements — the shorter of the economic useful life or life of lease; and production and other equipment — three to ten years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Software Development Costs
The Company capitalizes internal and external software development costs for products offered for sale in accordance with the accounting standards for the costs of software to be sold, leased, or otherwise marketed. Capitalized costs are amortized to cost of sales over the period of economic benefit, which approximates a straight-line basis over the estimated useful lives of the related software products, generally three to ten years. The Company capitalized $36 million, $53 million and $40 million of direct expenses that were related to the development of software in 2021, 2020 and 2019, respectively. Net capitalized software included in intangible assets totaled $155 million and $175 million at December 31, 2021 and 2020, respectively. See Note 8, Goodwill and Other Intangibles.
The Company capitalizes software development costs for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, which approximates a straight-line basis over ten years. Net capitalized internal software included in property, plant and equipment totaled $12 million and $8 million at December 31, 2021 and 2020, respectively.
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
During the year ended December 31, 2021, year ended December 31, 2020 and year ended December 31, 2019, the Company made investments in unaffiliated companies of $2 million, $6 million and $9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2021
, the Company also recorded an unrealized gain of $10 million due to an observable change in the fair value of an existing investment the Company does not have the ability to exercise significant influence over.
Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, certain of the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2021 and 2020. Fair values determined by Level 1 inputs utilize observable data, such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$13,917	$—	$13,917	$—
Corporate debt securities	39,121	—	39,121	—
Time deposits	19,030	—	19,030	—
Waters 401(k) Restoration Plan assets	38,729	38,729	—	—
Foreign currency exchange contracts	504	—	504	—

Total	$111,301	$38,729	$72,572	$—

Liabilities:
Contingent consideration	$1,347	$—	$—	$1,347
Foreign currency exchange contracts	195	—	195	—
Interest rate cross-currency swap agreements	5,363	—	5,363	—

Total	$6,905	$—	$5,558	$1,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31
, 2020
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
The fair value of future contingent consideration payments related to the December 2020 acquisition of ISS was estimated to be $1 million at both December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Other Financial Instruments
The Company’s accounts receivable and accounts payable are recorded at cost, which approximates fair value due to their short-term nature. The carrying value of the Company’s variable interest rate debt approximates fair value due to the variable nature of the interest rate. The carrying value of the Company’s fixed interest rate debt was $1.3 billion and $0.9 billion at December 31, 2021 and 2020, respectively. The fair value of the Company’s fixed interest rate debt was estimated using discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company’s fixed interest rate debt was estimated to be $1.3 billion and $1.0 billion at December 31, 2021 and 2020, respectively, using Level 2 inputs.
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
Interest Rate Cross-Currency Swap Agreements
As of December 31, 2021, the Company had three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $230 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments. Under hedge accounting, the change in fair value of the derivative that relates to changes in the foreign currency spot rate are recorded in the currency translation adjustment in other comprehensive income and remain in accumulated comprehensive income in stockholders’ equity (deficit) until the sale or substantial liquidation of the foreign operation. The difference between the interest rate received and paid under the interest rate cross-currency swap derivative agreement is recorded in interest income in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign currency exchange contracts and interest rate cross-currency swap agreements included in the consolidated balance sheets are classified as follows (in thousands):

	December 31, 2021		December 31, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency exchange contracts:
Other current assets	$55,309	$504	$66,690	$836
Other current liabilities	$9,000	$195	$20,000	$185

Interest rate cross-currency swap agreements:
Other liabilities	$230,000	$5,363	$560,000	$44,996
Accumulated other comprehensive loss		$15,944		$44,996
The following is a summary of the activity included in the consolidated statements of operations and statements of comprehensive income related to the foreign currency exchange contracts and interest rate cross-currency swap agreements
(in thousands):

	Financial Statement Classification	Year Ended December 31,
		2021	2020	2019

Foreign currency exchange contracts:
Realized (losses) gains on closed contracts	Cost of sales	$(1,973)	$1,444	$(3,552)
Unrealized (losses) gains on open contracts	Cost of sales	(343)	1,663	(1,292)

Cumulative net pre-tax (losses) gains	Cost of sales	$(2,316)	$3,107	$(4,844)

Interest rate cross-currency swap agreements:
Interest earned	Interest income	$11,084	$15,296	$11,709
Unrealized gains (losses) on open contracts	Accumulated other
	comprehensive loss	$29,052	$(44,996)	$4,485
Stockholders’ Equity (Deficit)
In January 2019, the Company’s Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding common stock over a two-year
period. During 2021, 2020 and 2019, the Company repurchased 2.0 million, 0.8 million and 11.1 million shares of the Company’s outstanding common stock at a cost of $640 million, $167 million and $2.5 billion, respectively, under the January 2019 authorization and other previously announced programs. In addition, the Company repurchased $9 million, $9 million and $8 million of common stock related to the vesting of restricted stock units during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company has a total of $885 million authorized for future repurchases. In December 2020, the Company’s Board of Directors authorized the extension of the share repurchase program through January 21, 2023.
The Company accrued $20 million at December 31, 2019 as a result of treasury stock purchases that were unsettled. These transactions were settled in January 2020. There was no such accrual at December 31, 2021 or 2020.
Revenue Recognition
The Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following is a summary of the activity of the Company’s accrued warranty liability for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Accruals for Warranties	Settlements Made	Balance at End of Period
Accrued warranty liability:
December 31, 2021	$10,950	$8,799	$(9,031)	$10,718
December 31, 2020	$11,964	$7,909	$(8,923)	$10,950
December 31, 2019	$12,300	$7,540	$(7,876)	$11,964
Advertising Costs
All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses were $7 million, $6 million and $6 million for 2021, 2020 and 2019, respectively.
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
Other Items
During the year ended December 31, 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which was recognized within other income in our consolidated statement of operations for the year ended year ended December 31, 2021. During the year ended December 31, 2021, the Company received $3 million in guaranteed payments, net of applicable withholding taxes.
Recently Adopted Accounting Standards
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
In October 2021, accounting guidance was issued that requires acquirers in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with Topic 606. The new guidance requires that at the acquisition date, the acquirer should account for the related revenue contracts in accordance with 606 as if it had originated the contracts. This guidance differs from current GAAP which requires an acquirer to recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with 606, at fair value on the acquisition date. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those years. The amendments within this update should be applied prospectively to business combinations on or after the effective date of the amendments. Early adoption of the amendment is permitted, including adoption in an interim period. The applicability of this standard is dependent on there being a business combination activity and therefore the Company will evaluate the impact of this guidance when and if there is applicable activity.
3    Revenue Recognition
The Company’s deferred revenue liabilities on the consolidated balance sheets consist of the obligation on instrument service contracts and customer payments received i
n
 advance, prior to transfer of control of the instrument. The Company records deferred revenue primarily related to its service contracts, where consideration is billable at the beginning of the service period.
The following is a summary of the activity of the Company’s deferred revenue and customer advances for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the period	$239,759	$213,695	$204,257
Recognition of revenue included in balance at beginning of the period	(216,920)	(198,209)	(176,981)
Revenue deferred during the period, net of revenue recognized	250,759	224,273	186,419

Balance at the end of the period	$273,598	$239,759	$213,695

The Company classified $46 million and $42 million of deferred revenue and customer advances in other long-term liabilities at December 31, 2021 and 2020, respectively.

The amount of deferred revenue and customer advances equals the transaction price allocated to unfulfilled performance obligations for the period presented. Such amounts are expected to be recognized in the future as follows (in thousands):

December 31, 2021
Deferred revenue and customer advances expected to be recognized in:
One year or less	$227,561
13-24 months	26,840
25 months and beyond	19,197

Total	$273,598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4    Marketable Securities
The Company’s marketable securities within cash equivalents and investments included in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Treasury securities	$13,929	$—	$(12)	$13,917
Corporate debt securities	39,135	—	(14)	39,121
Time deposits	19,030	—	—	19,030

Total	$72,094	$—	$(26)	$72,068

Amounts included in:
Cash equivalents	$4,017	$—	$—	$4,017
Investments	68,077	—	(26)	68,051

Total	$72,094	$—	$(26)	$72,068

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Time deposits	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

Amounts included in:
Investments	6,451	—	—	6,451

Total	$6,451	$—	$—	$6,451

The estimated fair value of marketable debt securities by maturity date is as follows (in thousands):

	December 31, 2021	December 31, 2020
Due in one year or less	$71,066	$6,451
Due after one year through three years	1,002	—

Total	$72,068	$6,451

Net realized gains and losses on sales of investments were not material in 2021, 2020 and 2019.
5     Inventories
Inventories are classified as follows (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$165,240	$133,490
Work in progress	19,726	18,678
Finished goods	171,129	152,113

Total inventories	$356,095	$304,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2021, 2020 and 2019, the Company

recorded inventory-related excess and obsolescence provisions of $
9
 million, $
12
 million
and
$
13
 million, respectively.
6     Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Land and land improvements	$36,428	$36,884
Buildings and leasehold improvements	446,061	376,705
Production and other equipment	621,792	588,625
Construction in progress	117,148	125,925

Total property, plant and equipment	1,221,429	1,128,139
Less: accumulated depreciation and amortization	(673,516)	(634,136)

Property, plant and equipment, net	$547,913	$494,003

In February 2018, the Company’s Board of Directors approved expanding its precision chemistry consumable manufacturing operations in the United States. The Company has incurred costs of $200 million to build and equip this new state-of-the-art manufacturing facility as of December 31, 2021, and anticipates spending approximately $50 million to complete the facility in 2022.
During 2021, 2020 and 2019, the Company retired and disposed of approximately $23 million, $19 million and $11 million of property, plant and equipment, respectively, most of which was fully depreciated and no longer in use. Gains or losses on disposals were immaterial for the years ended December 31, 2021, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

On December 15, 2020, the Company acquired all of the outstanding stock of ISS, for $4 million, net of cash acquired. In addition, the Company may have to pay additional contingent consideration which has an estimated fair value of $1 million as of the close date. The contingent consideration is recorded as a liability and will be paid to the prior shareholders of ISS if certain revenue and customer account conditions are achieved over the next two years after the acquisition date.
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
The pro forma effect of the ongoing operations for Waters Corporation from Andrew Alliance and ISS, either individually or in the aggregate, as though these acquisitions had occurred at the beginning of the periods covered by this report were immaterial.
8    Goodwill and Other Intangibles
The carrying amount of goodwill was $438 million and $444 million at December 31, 2021 and 2020, respectively. The effect of foreign currency translation decreased goodwill by $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets included in the consolidated balance sheets are detailed as follows (dollars in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period
Capitalized software	$575,658	$420,862	5 years	$584,452	$409,847	5 years
Purchased intangibles	201,302	163,752	11 years	205,585	160,342	11 years
Trademarks	9,680	—	—	9,680	—	—
Licenses	12,635	6,199	7 years	5,923	5,697	6 years
Patents and other intangibles	102,353	68,414	8 years	90,699	61,808	8 years

Total	$901,628	$659,227	7 years	$896,339	$637,694	7 years

The Company capitalized $55 million and $68 million of intangible assets for the years ended December 31, 2021 and 2020, respectively. The gross carrying value of intangible assets and accumulated amortization for intangible assets decreased by $49 million and $38 million, respectively, in the year ended December 31, 2021 due to the effects of foreign currency translation. Amortization expense for intangible assets was $60 million, $57 million and $51 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for intangible assets is estimated to be $62 million per year for each of the next five years.
During 2020, the Company recorded a
non-cash
charge of $10 million for the impairment of certain intangible assets associated with its 2014 acquisition of Medimass due to a shift in strategic priorities. As a result, the Company reduced the gross carrying amount and accumulated amortization balances of its intangible assets by $15 million and $5 million, respectively.
9    Debt
On September 17, 2021, the Company entered into an amended and restated credit agreement (the “2021 Credit Agreement”), which amended the Company’s existing credit agreement entered into in 2017 (the “2017 Credit Agreement”). The 2021 Credit Agreement provides for a $1.8 billion revolving facility (the “2021 Credit Facility”) and converted the $300 million term loan under the 2017 Credit Agreement into part of the new revolving facility. As of December 31, 2021, the 2021 Credit Facility had a total of $210 million outstanding. As of December 31, 2020, the revolving credit facility and the term loan governed by the 2017 Credit Agreement had a total of $400 million outstanding. The 2021 Credit Facility matures on September 17, 2026 and requires no scheduled prepayments before that date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company used th
e
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
As of December 31, 2021 and 2020, the Company had a total of $1.3 billion and $1.0 billion, respectively, of outstanding senior unsecured notes. Interest on the fixed rate senior unsecured notes is payable semi-annually each year. Interest on the floating rate senior unsecured notes is payable quarterly. The Company may prepay all or some of the senior unsecured notes at any time in an amount not less than 10% of the aggregate principal amount outstanding, plus the applicable make-whole amount or prepayment premium for the Series H senior unsecured note. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to prepay the senior unsecured notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. These senior unsecured notes require that the Company comply with an interest coverage ratio test of not less than 3.50:1 for any period of four consecutive fiscal quarters and a leverage ratio test of not more than 3.50:1 as of the end of any fiscal quarter. In addition, these senior unsecured notes include customary negative covenants, affirmative covenants, representations and warranties and events of default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had the following outstanding debt at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Senior unsecured notes - Series E - 3.97%, due March 2021	—	50,000
Senior unsecured notes - Series F - 3.40%, due June 2021	—	100,000

Total notes payable and debt, current	—	150,000
Senior unsecured notes - Series G - 3.92%, due June 2024	50,000	50,000
Senior unsecured notes - Series H - floating rate*, due June 2024	50,000	50,000
Senior unsecured notes - Series I - 3.13%, due May 2023	50,000	50,000
Senior unsecured notes - Series K - 3.44%, due May 2026	160,000	160,000
Senior unsecured notes - Series L - 3.31%, due September 2026	200,000	200,000
Senior unsecured notes - Series M - 3.53%, due September 2029	300,000	300,000
Senior unsecured notes - Series N - 1.68%, due March 2026	100,000	—
Senior unsecured notes - Series O - 2.25%, due March 2031	400,000	—
Credit agreement	210,000	400,000
Unamortized debt issuance costs	(6,130)	(3,485)

Total long-term debt	1,513,870	1,206,515
Total debt	$1,513,870	$1,356,515

*	Series H senior unsecured notes bear interest at a 3-month LIBOR for that floating rate interest period plus 1.25%.
As of December 31, 2021 and 2020, the Company had a total amount available to borrow under the 2021 or 2017 Credit Agreement of $1.6 billion and $1.4 billion, respectively, after outstanding letters of credit. The weighted-average interest rates applicable to the senior unsecured notes and credit agreement borrowings collectively were 2.74% and 2.92% at December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company was in compliance with all debt covenants.
The Company and its foreign subsidiaries also had available short-term lines of credit totaling $121 million and $109 million at December 31, 2021 and 2020, respectively, for the purpose of short-term borrowing and issuance of commercial guarantees. None of the Company’s foreign subsidiaries had outstanding short-term borrowings as of December 31, 2021 or December 31, 2020.
As of December 31, 2021, the Company had entered into three-year interest rate cross-currency swap derivative agreements with an aggregate notional value of $230 million to hedge the variability in the movement of foreign currency exchange rates on a portion of its Euro-denominated net asset investments.
Annual maturities of debt outstanding at December 31, 2021 are as follows (in thousands):

Total
2022	$—
2023	50,000
2024	100,000
2025	—
2026	670,000
Thereafter	700,000

Total	$1,520,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10    Income Taxes
Income tax data for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
The components of income before income taxes are as follows:
Domestic	$144,410	$75,193	$97,325
Foreign	661,783	535,721	580,914

Total	$806,193	$610,914	$678,239

	Year Ended December 31,
	2021	2020	2019
The components of the income tax provision were as follows:
Federal	$16,302	$28,385	$7,009
State	3,691	4,243	3,329
Foreign	76,724	59,408	66,083

Total current tax provision	$96,717	$92,036	$76,421

Federal	$10,491	$(8,244)	$6,913
State	345	(506)	1,253
Foreign	5,797	6,057	1,454

Total deferred tax provision	16,633	(2,693)	9,620

Total provision	$113,350	$89,343	$86,041

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal tax computed at U.S. statutory income tax rate	$169,300	$128,292	$142,430
Foreign currency exchange impact on distributed earnings	—	—	(3,229)
GILTI, net of foreign tax credits	10,476	13,319	10,523
State income tax, net of federal income tax benefit	4,036	2,415	3,459
Net effect of foreign operations	(54,566)	(48,962)	(52,727)
Effect of stock-based compensation	(6,682)	(6,798)	(9,211)
Other, net	(9,214)	1,077	(5,204)

Provision for income taxes	$113,350	$89,343	$86,041

The Company’s effective tax rates were 14.1%, 14.6% and 12.7% for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to differences in the proportionate amounts of pre-tax
income recognized in jurisdictions with different effective tax rates and the items discussed below.
The four principal jurisdictions in which the Company manufactures are the U.S., Ireland, the U.K. and Singapore, where the statutory tax rates were 21%, 12.5%, 19% and 17%, respectively, as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a new Development and Expansion Incentive in Singapore that provides a concessionary income tax rate of 5% on certain types of income for the period April 1, 2021 through March 31, 2026.
Prior to April 1, 2021, the
Company had a tax exemption on income arising from qualifying activities in Singapore, based upon the achievement of certain contractual milestones, which the Company met as of December 31, 2020 and maintained through March 2021. The effect of applying these concessionary income tax rates rather than the statutory tax rate to income arising from qualifying activities in Singapore increased the Company’s net income during the years ended December 31, 2021, 2020 and 2019 by $20 million, $21 million and $24 million, respectively, and increased the Company’s net income per diluted share by $0.32, $0.33 and $0.35, respectively.
During 2021, the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $10 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The 2020 the Company’s effective tax rate differed from the 21% U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, a $13 million provision related to the GILTI tax and a tax benefit of $7 million on stock-based compensation.
The 2019 effective tax rate differed from the U.S. federal statutory tax rate primarily due to the jurisdictional mix of earnings, an $11 million provision related to the GILTI tax and a tax benefit of $9 million on stock-based compensation.
At the end of 2018, and as a result of the enactment of the 2017 Act, we reevaluated our historic assertion and no longer considered undistributed earnings from foreign subsidiaries to be indefinitely reinvested. The Company recorded a tax provision of $4 million, $3 million and $3 million for 2021, 2020 and 2019, respectively, for future withholding taxes and U.S. state taxes on the repatriation of 2021, 2020 and 2019 undistributed earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses and credits	$55,813	$61,962
Depreciation	—	5,701
Operating leases	19,288	24,317
Amortization	2,316	2,377
Stock-based compensation	8,074	7,773
Deferred compensation	30,105	27,754
Deferred revenue	10,997	11,341
Revaluation of equity investments and licenses	3,083	4,492
Inventory	5,405	5,060
Accrued liabilities and reserves	6,675	10,639
Unrealized foreign currency gain/loss	2,266	—
Other	6,713	3,483

Total deferred tax assets	150,735	164,899
Valuation allowance	(58,834)	(60,101)

Deferred tax assets, net of valuation allowance	91,901	104,798
Deferred tax liabilities:
Capitalized software	(24,357)	(23,748)
Operating leases	(19,251)	(24,314)
Indefinite-lived intangibles	(15,534)	(14,973)
Unrealized foreign currency gain/loss	—	(10,819)
Depreciation	(3,481)	—
Deferred tax liability on foreign earnings	(17,283)	(17,277)

Total deferred tax liabilities	(79,906)	(91,131)

Net deferred tax assets	$11,995	$13,667

The Company has gross foreign net operating losses of $229 million, of which $202 million do not expire under current laws and $27 million start expiring in 2022. As of December 31, 2021, the Company has provided a deferred tax valuation allowance of $59 million, of which $53 million relates to certain foreign net operating losses. The Company’s net deferred tax assets associated with net operating losses and tax credit carryforwards are approximately $3 million as of December 31, 2021, which represent the future tax benefit of foreign net operating loss carryforwards that do not expire under current law.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the Company’s gross unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance at the beginning of the period	$28,666	$27,790	$26,108
Net reductions for settlement of tax audits	(1,300)	(399)	—
Net reductions for lapse of statutes taken during the period	(433)	(684)	(261)
Net additions for tax positions taken during the current period	1,759	1,959	1,943

Balance at the end of the period	$28,692	$28,666	$27,790

As of 2021, the total amount of gross unrecognized tax benefits was $29 million, all of which, if recognized, would impact the Company’s effective tax rate.
With limited exceptions, the Company is no longer subject to tax audit examinations in significant jurisdictions for the years ended on or before December 31, 2016. The Company continuously monitors the lapsing of statutes of limitations on potential tax assessments for related changes in the measurement of unrecognized tax benefits, related net interest and penalties and deferred tax assets and liabilities.
As of December 31, 2021, the Company expects to record additional reductions in the measurement of its unrecognized tax benefits and related net interest and penalties of approximately $18 million within the next twelve months due to potential tax audit settlements and the lapsing of statutes of limitations on potential tax assessments. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.
As of December 31, 2021, the Company is currently under an income tax audit in the U.S. for its 2017 and 2018 tax years. The Company is also subject to various foreign audits and inquiries and we currently do not expect any material adjustments.
The following i
s
 a summary of the activity of the Company’s valuation allowance for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Charged to Provision for Income Taxes*	Other**	Balance at End of Period
Valuation allowance for deferred tax assets:
2021	$60,101	$2,919	$(4,186)	$58,834
2020	$51,221	$1,137	$7,743	$60,101
2019	$53,893	$(1,242)	$(1,430)	$51,221

*
These amounts have been recorded as part of the income statement provision for income taxes. The income statement effects of these amounts have largely been offset by amounts related to changes in other deferred tax balance sheet accounts.

**
The change in the valuation allowance during the year ended December 31, 2021 is primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward. The change in the valuation allowance during the year ended December 31, 2020 was primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward and acquired historical net operating losses. The change in the valuation allowance during the year ended December 31, 2019 was primarily due to the effect of foreign currency translation on a valuation allowance related to a net operating loss carryforward.

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
11    Litigation
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes it has meritorious arguments in its current litigation matters and believes any outcome, either individually or in the aggregate, will not be material to the Company’s financial position, results of operations or cash flows. During the year ended December 31, 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which was recognized within other income in our consolidated statement of operations for the year ended December 31, 2021. During the year ended December 31, 2021, the Company received $3 million in guaranteed payments, net of applicable withholding taxes. The Company also had a litigation provision of $5 million during the year ended December 31, 2021 related to a legal settlement. The accrued patent litigation expense is in other current liabilities in the consolidated balance sheets at December 31, 2021 and 2020
.
12    Leases
As

of December
31
,
2021
and
2020
, the Company had lease agreements that expire at various dates through
2034
, with weighted-average remaining lease terms of
4.7
years and
5.2
years, respectively. Rental expense was $
34
 million, $
38
 million and $
36
million for the years ended December
31
,
2021
,
2020
and
2019
, respectively. As of December
31
,
2021
and
2020
, the weighted-average discount rates used to determine the present value of lease liabilities were
3.04
% and
3.50
%, respectively. During the years ended December
31
,
2021
,
2020
and
2019
, cash paid for amounts included in the measurement of lease liabilities in operating activities in the statement of cash flows was $
34
 million, $
38
 million and $
36
million, respectively. The Company recorded $
3
 million, $
16
 million and $
118
million
right-of-use
assets in exchange for new operating lease liabilities during the years ended December
31
,
2021
,
2020
and
2019
, respectively.
The Company’s
right-of-use
lease assets and lease liabilities included in the consolidated balance sheets are classified as follows (in thousands):

		December 31,
	Financial Statement Classification	2021	2020
Assets:
Property operating lease assets	Operating lease assets	$55,774	$62,374
Automobile operating lease assets	Operating lease assets	28,236	29,694
Equipment operating lease assets	Operating lease assets	724	1,184

Total lease assets		$84,734	$93,252

Liabilities:
Current operating lease liabilities	Current operating lease liabilities	$27,906	$27,764
Long-term operating lease liabilities	Long-term operating lease liabilities	59,623	68,197

Total lease liabilities		$87,529	$95,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undiscounted future minimum rents payable as of December 31, 2021 under non-cancelable
leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows (in thousands):

2022	$29,311
2023	20,763
2024	14,688
2025	10,642
2026	7,107
2027 and thereafter	11,072

Total future minimum lease payments	93,583
Less: amount of lease payments representing interest	(6,054)

Present value of future minimum lease payments	87,529
Less: current operating lease liabilities	(27,906)

Long-term operating lease liabilities	$59,623

13    Other Commitments and Contingencies
The Company licenses certain technology and software from third parties in the course of ordinary business. Future minimum license fees payable under existing license agreements as of December 31, 2021 are immaterial for the years ended December 31, 2022 and thereafter. The Company enters into licensing arrangements with third parties that require future milestone or royalty payments contingent upon future events. Upon the achievement of certain milestones in existing agreements, the Company could make additional future payments of up to $2 million.
The Company enters into standard indemnification agreements i
n
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
14     Stock-Based Compensation
In May 2020, the Company’s shareholders approved the Company’s 2020 Equity Incentive Plan (“2020 Plan”). As of December 31, 2021, the 2020 Plan has 6.7 million shares available for grant in the form of incentive or non-qualified
stock options, stock appreciation rights (“SARs”), restricted stock or other types of awards (e.g. restricted stock units and performance stock units). The Company issues new shares of common stock upon exercise of stock options, restricted stock unit conversion or performance stock unit conversion. Under the 2020 Plan, the exercise price for stock options may not be less than the fair market value of the underlying stock at the date of grant. The 2020 Plan is scheduled to terminate on May 13, 2030. Options generally will expire no later than ten years after the date on which they are granted and will become exercisable as directed by the Compensation Committee of the Board of Directors and generally vest in equal annual installments over a five-year period. A SAR may be granted alone or in conjunction with an option or other award. Shares of restricted stock, restricted stock units and performance stock units may be issued under the 2020 Plan for such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration as is determined by the Compensation Committee of the Board of Directors. As of December 31, 2021, the Company had stock options, restricted stock and restricted and performance stock unit awards outstanding.
In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan, under which eligible employees may contribute up to 15% of their earnings toward the quarterly purchase of the Company’s common stock. The plan makes available 0.8 million shares of the Company’s common stock, which includes the remaining shares available under the 1996 Employee Stock Purchase Plan. As of December 31, 2021, 1.6 million shares have been issued under both the 2009 and 1996 Employee Stock Purchase Plans. Each plan period lasts three months beginning on January 1, April 1, July 1 and October 1 of each year. The purchase price for each share of stock is the lesser of 90% of the market price on the first day of the plan period or 100% of the market price on the last day of the plan period. Stock-based compensation expense related to this plan was $1 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.
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
The consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 include the following stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock unit awards, performance stock unit awards and the employee stock purchase plan (in thousands):

	2021	2020	2019
Cost of sales	$2,500	$2,485	$2,271
Selling and administrative expenses	21,727	29,711	30,907
Research and development expenses	5,691	4,669	5,399

Total stock-based compensation	$29,918	$36,865	$38,577

During the years ended 2020 and 2019, the Company recognized $1 million and less than $1 million of expense, respectively, of stock-based compensation related to the modification of certain stock awards upon the retirement of senior executives. There was no expense related to stock award modifications in 2021.

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
issues with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock options granted during the year ended December 31, 2021, 2020 and 2019 are as follows:

Options Issued and Significant Weighted-Average Assumptions Used to Estimate Option Fair Values	2021	2020	2019
Options issued in thousands	160	267	146
Risk-free interest rate	0.8%	1.2%	2.5%
Expected life in years	6	6	5
Expected volatility	32.4%	27.8%	24.5%
Expected dividends	—	—	—

Weighted-Average Exercise Price and Fair Value of Options on the Date of Grant	2021	2020	2019
Exercise price	$281.33	$215.12	$230.37
Fair value	$91.48	$63.14	$61.75
The following table summarizes stock option activity for the plans for the year ended December 31, 2021 (in thousands, except per share data):

	Number of Shares	Exercise Price per Share			Weighted- Average Exercise Price per Share
Outstanding at December 31, 2020	1,067	$75.94	to	$238.52	$179.59
Granted	160	$250.15	to	$371.64	$281.33
Exercised	(282)	$75.94	to	$238.52	$165.29
Canceled	(254)	$139.51	to	$280.80	$198.05

Outstanding at December 31, 2021	691	$88.71	to	$371.64	$202.24

The following table details the options outstanding at December 31, 2021 by range of exercise prices (in thousands, except per share data):

Exercise Price Range	Number of Shares Outstanding	Weighted- Average Exercise Price	Remaining Contractual Life of Options Outstanding	Number of Shares Exercisable	Weighted- Average Exercise Price
$88.71 to $194.2 5	232	$135.77	4.3	213	$133.11
$194.2 6 to $224.37	232	$206.51	7.4	84	$204.73
$224.38 to $371.64	227	$265.81	8.4	34	$237.24

Total	691	$202.24	6.7	331	$162.09

During 2021, 2020 and 2019, the total intrinsic value of the stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $43 million, $45 million and $45 million, respectively. The total cash received from the exercise of these stock options was $46 million, $59 million and $46 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The aggregate intrinsic value of the outstanding stock options at December 31, 2021 was $118 million. Options exercisable at December 31, 2021, 2020 and 2019 were 0.3 million, 0.5 million and 0.7 million, respectively. The weighted-average exercise prices of options exercisable at December 31, 2021, 2020 and 2019 were $162.09, $154.16 and $134.94, respectively. The weighted-average remaining contractual life of the exercisable outstanding stock options at December 31, 2021 was 5.5 years. The aggregate intrinsic value of stock options exercisable as of December 31, 2021 was $71 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2021, the Company had 0.7 million stock options that are vested and expected to vest. The intrinsic value, weighted-average exercise price and remaining contractual life of the vested and expected to vest stock options were $117 million, $201.85 and 6.9 years, respectively, at December 31, 2021.
As of December 31, 2021, there were $19 million of total unrecognized compensation costs related to unvested stock option awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.5 years.
Restricted Stock
During the years ended December 31, 2021, 2020 and 2019, the Company granted four thousand, six thousand and five thousand shares of restricted stock, respectively. The weighted-average fair value per share on the grant date of the restricted stock granted in 2021, 2020 and 2019 was $256.28, $229.67 and $183.41, respectively. The Company has recorded $1 million of compensation expense in each of the years ended December 31, 2021, 2020 and 2019 related to the restricted stock grants. As of December 31, 2021, the Company had 3 thousand unvested shares of restricted stock outstanding, which have been fully expensed.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit award activity for the year ended December 31, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2020	271	$202.00
Granted	88	$283.10
Vested	(88)	$184.60
Forfeited	(26)	$224.71

Unvested at December 31, 2021	245	$234.97

Restricted stock units are generally granted annually in February and vest in equal annual installments over a five-year period. The amount of compensation costs recognized for the years ended December 31, 2021, 2020 and 2019 on the restricted stock units expected to vest were $17 million, $15 million and $14 million, respectively. As of December 31, 2021, there were $41 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 3.3 years.
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
In determining the fair value of the performance stock units, the Company makes a variety of assumptions and estimates, including volatility measures, expected yields and expected terms. The fair value of each performance stock unit grant was estimated on the date of grant using the Monte Carlo simulation model. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company uses implied volatility on its publicly-traded options as the basis for its estimate of expected volatility. The Company believes that implied volatility is the most appropriate indicator of expected volatility because it is generally reflective of historical volatility and expectations of how future volatility will differ from historical volatility. The expected life assumption for grants is based on the performance period of the underlying performance stock units. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon
issues with a remaining term approximating the expected term used as the input to the Monte Carlo simulation model. The correlation coefficient is used to model the way in which each company in the S&P Health Care Index tends to move in relation to each other during the performance period. The relevant data used to determine the value of the performance stock units granted during the year ended December 31, 2021, 2020 and 2019 are as follows:

Performance Stock Units Issued and Significant Assumptions Used to Estimate Fair Values	2021	2020	2019
Performance stock units issued in thousands	41	58	13
Risk-free interest rate	0.2%	1.3%	2.4%
Expected life in years	2.9	2.9	2.8
Expected volatility	38.7%	25.1%	23.5%
Average volatility of peer companies	34.7%	26.1%	26.2%
Correlation Coefficient	45.8%	36.6%	34.2%
Expected dividends	—	—	—
The following table summarizes the unvested performance stock unit award activity for the year ended December 31, 2021 (in thousands, except per share data):

	Shares	Weighted-Average Fair Value per Share
Unvested at December 31, 2020	95	$230.36
Granted	41	$315.98
Vested	(5)	$242.94
Forfeited	(44)	$199.22

Unvested at December 31, 2021	87	$285.73

The amount of compensation costs recognized for the years ended December 31, 2021, 2020 and 2019 on the performance stock units expected to vest were $3 million, $6 million and $7 million, respectively. As of December 31, 2021, there were $12 million of total unrecognized compensation costs related to the restricted stock unit awards that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.0 years.
15    Earnings Per Share
Basic and diluted EPS calculations are detailed as follows (in thousands, except per share data):

	Year Ended December 31, 2021
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$692,843	61,575	$11.25
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	453	(0.08)

Net income per diluted common share	$692,843	62,028	$11.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$521,571	62,094	$8.40
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	320	(0.04)

Net income per diluted common share	$521,571	62,414	$8.36

	Year Ended December 31, 2019
	Net Income	Weighted-Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income per basic common share	$592,198	67,627	$8.76
Effect of dilutive stock option, restricted stock, performance stock unit and restricted stock unit securities	—	539	(0.07)

Net income per diluted common share	$592,198	68,166	$8.69

For the years ended December 31, 2021, 2020 and 2019, the Company had 0.1 million, 0.3 million and 0.1 million stock options that were antidilutive, respectively, due to having higher exercise prices than the Company’s average stock price during the period. These securities were not included in the computation of diluted EPS. The effect of dilutive securities was calculated using the treasury stock method.
16    Accumulated Other Comprehensive Income
The components of accumulated othe
r
 comprehensive loss are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Retirement Plans	Unrealized Loss on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(104,066)	$(15,405)	$—	$(119,471)
Other comprehensive income (loss), net of tax	5,984	(4,456)	—	1,528

Balance at December 31, 2020	$(98,082)	$(19,861)	$—	$(117,943)
Other comprehensive income (loss), net of tax	(1,903)	8,001	(20)	6,078

Balance at December 31, 2021	$(99,985)	$(11,860)	$(20)	$(111,865)

17    Retirement Plans
U.S. employees are eligible to participate in the Waters Employee Investment Plan, a 401(k) defined contribution plan, immediately upon hire. Employees may contribute up to 60% of eligible pay on a pre-tax
or
post-tax
basis and the Company makes matching contributions of 100% for contributions up to 6% of eligible pay. The Company also sponsors a 401(k) Restoration Plan, which is a nonqualified defined contribution plan. Employees are 100% vested in employee and Company matching contributions for both plans. For the years ended December 31, 2021, 2020 and 2019, the Company’s matching contributions amounted to $19 million, $7 million and $17 million, respectively.
In May 2018, the Company’s Board of Directors approved the termination of two defined benefit pension plans in the U.S. for which the pay credit accruals have been frozen, the Waters Retirement Plan and the Waters Retirement Restoration Plan (collectively, the “U.S. Pension Plans”). In December 2018, the Company settled the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company contributed $17 million, $14 million and $15 million in the years ended December 31, 2021, 2020 and 2019, respectively, to the
non-U.S.
plans (primarily defined contribution plans) which are currently outside of the scope of the required disclosures. The eligibility and vesting of
non-U.S. plans
are consistent with local laws and regulations.
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
Plans are presented in the following tables, using the measurement dates of December 31, 2021 and 2020, respectively.
The reconciliation of the projected benefit obligations for the plans at December 31, 2021 and 2020 is as follows (in thousands):

	2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation, January 1	$25,369	$119,590	$21,186	$103,366
Service cost	884	4,577	665	4,519
Employee contributions	1,176	561	1,149	514
Interest cost	559	1,247	711	1,413
Actuarial (gains) losses	(852)	(5,803)	2,788	2,624
Benefits paid	(1,178)	(5,334)	(1,130)	(1,474)
Plan amendments	—	69	—	—
Plan settlements	—	(341)	—	(1,449)
Currency impact	—	(7,642)	—	10,077

Projected benefit obligation, December 31	$25,958	$106,924	$25,369	$119,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the fair value of the plan assets at December 31, 2021 and 2020 is as follows (in thousands):

	2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Fair value of plan assets, January 1	$16,168	$93,890	$13,773	$83,011
Actual return on plan assets	1,682	2,739	1,967	1,395
Company contributions	466	5,529	409	3,581
Employee contributions	1,176	561	1,149	514
Plan settlements	—	(341)	—	(1,449)
Benefits paid	(1,178)	(5,334)	(1,130)	(1,474)
Currency impact	—	(5,875)	—	8,312

Fair value of plan assets, December 31	$18,314	$91,169	$16,168	$93,890

The summary of the funded status for the plans at December 31, 2021 and 2020 is as follows (in thousands):

	2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Projected benefit obligation	$(25,958)	$(106,924)	$(25,369)	$(119,590)
Fair value of plan assets	18,314	91,169	16,168	93,890

Funded status	$(7,644)	$(15,755)	$(9,201)	$(25,700)

The change in the Company’s projected benefit obligation for the year ended December 31, 2021 was primarily due to fluctuations in foreign currency exchange rates during the year, net actuarial gains that arose during the year driven by an increase in discount rates and differences between expected and actual return on plan assets. The change in the Company’s projected benefit obligation for the year ended December 31, 2020 was primarily due to net actuarial losses that arose during the year driven by a decline in discount rates, differences between expected and actual return on plan assets, and also fluctuations in foreign currency exchange rates during the year.
The summary of the amount
s
 recognized in the consolidated balance sheets for the plans at December 31, 2021 and 2020 is as follows (in thousands):

	2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Long-term assets	$—	$1,992	$—	$971
Current liabilities	(466)	—	(409)	(1,999)
Long-term liabilities	(7,178)	(17,747)	(8,792)	(24,672)

Net amount recognized at December 31	$(7,644)	$(15,755)	$(9,201)	$(25,700)

The accumulated benefit obligation for all defined benefit pension plans was $92 million and $103 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the
Non-U.S.
Pension Plans that have accumulated benefit obligations in excess of plan assets at December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Accumulated benefit obligations	$75,178	$84,940
Fair value of plan assets	$66,414	$68,334
The summary of the
Non-U.S.
Pension Plans that have projected benefit obligations in excess of plan assets at December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Projected benefit obligations	$96,010	$107,093
Fair value of plan assets	$78,264	$80,422
The summary of the components of net periodic pension costs for the plans for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021			2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Service cost	$—	$884	$4,577	$—	$665	$4,519	$—	$499	$4,339
Interest cost	—	559	1,247	—	711	1,413	29	777	1,735
Expected return on plan assets	—	(1,011)	(1,835)	—	(871)	(1,874)	—	(706)	(2,154)
Settlement loss	—	—	77	—	—	235	27	—	1,548
Net amortization:
Prior service credit	—	(19)	(87)	—	(19)	(163)	—	(19)	(108)
Net actuarial loss	—	10	1,186	—	—	1,571	—	—	531

Net periodic pension cost	$—	$423	$5,165	$—	$486	$5,701	$56	$551	$5,891

The summary of the changes in amounts recognized in other comprehensive income (loss) for the plans for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021			2020			2019
	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Prior service credit	$—	$—	$(69)	$—	$—	$—	$—	$—	$—
Net gain (loss) arising during the year	—	1,524	6,708	—	(1,692)	(3,104)	32	(648)	(8,940)
Amortization:
Prior service credit	—	(19)	(87)	—	(19)	(163)	—	(19)	(108)
Net loss	—	10	1,263	—	—	1,806	27	—	2,079
Other Plans	—	—	—	—	—	—	—	—	18
Currency impact	—	—	1,179	—	—	(2,225)	—	—	178

Total recognized in other comprehensive income (loss)	$—	$1,515	$8,994	$—	$(1,711)	$(3,686)	$59	$(667)	$(6,773)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) in the consolidated statements of operations.
The summary of the amounts included in accumulated other comprehensive loss in stockholders’ equity for the plans at December 31, 2021 and 2020 is as follows (in thousands):

	2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Net actuarial loss	$(889)	$(14,938)	$(2,423)	$(24,138)
Prior service credit	55	152	74	358

Total	$(834)	$(14,786)	$(2,349)	$(23,780)

The plans’ investment asset mix is as follows at December 31, 2021 and 2020:

	2021		2020
	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans	U.S. Retiree Healthcare Plan	Non-U.S. Pension Plans
Equity securities	77%	8%	67%	5%
Debt securities	23%	18%	33%	20%
Cash and cash equivalents	0%	1%	0%	1%
Insurance contracts and other	0%	73%	0%	74%

Total	100%	100%	100%	100%

The plans’ investment policies include th
e
 following asset allocation guidelines:

	U.S. Retiree Healthcare Plan		Non-U.S. Pension Plans Policy Target
	Policy Target	Range
Equity securities	60%	30% - 90%	13%
Debt securities	35%	20% - 50%	19%
Cash and cash equivalents	0%	0% - 10%	8%
Insurance contracts and other	5%	0% - 10%	60%
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

There have been no changes in the above valuation techniques associated with determining the value of the plans’ assets during the years ended December 31, 2021 and 2020.
The fair value of the Company’s retirement plan assets are as follows at December 31, 2021 (in thousands):

	Total at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (a)	18,314	18,314	—	—

Total U.S. Retiree Healthcare Plan	18,314	18,314	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,333	1,333	—	—
Mutual funds (c)	23,891	23,891	—	—
Bank and insurance investment contracts (d)	65,945	—	—	65,945

Total Non-U.S. Pension Plans	91,169	25,224	—	65,945

Total fair value of retirement plan assets	$109,483	$43,538	$—	$65,945

The fair value of the Company’s retirement plan assets are as follows at December 31, 2020 (in thousands):

	Total at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Retiree Healthcare Plan:
Mutual funds (e)	16,168	16,168	—	—

Total U.S. Retiree Healthcare Plan	16,168	16,168	—	—
Non-U.S. Pension Plans:
Cash equivalents (b)	1,188	1,188	—	—
Mutual funds (f)	23,582	23,582	—	—
Bank and insurance investment contracts (d)	69,120	—	—	69,120

Total Non-U.S. Pension Plans	93,890	24,770	—	69,120

Total fair value of retirement plan assets	$110,058	$40,938	$—	$69,120

(a)
The mutual fund balance in the U.S. Retiree Healthcare Plan is invested in the following categories: 48% in the common stock of large-cap
U.S. companies, 29% in the common stock of international growth companies and 23% in fixed income bonds of U.S. companies and the U.S. government.

(b)	Primarily represents deposit account funds held with various financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)
The mutual fund balance in the
Non-U.S.
Pension Plans is primarily invested in the following categories: 58% in international bonds, 31% in the common stock of international companies and 11% in various other global investments.

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

The following table summarizes the changes in fair value of the Level 3 retirement plan assets for the years ended December 31, 2021 and 2020 (in thousands):

Insurance Guaranteed Investment Contracts
Fair value of assets, December 31, 2019	$60,119
Net purchases (sales) and appreciation (depreciation)	9,001

Fair value of assets, December 31, 2020	69,120
Net purchases (sales) and appreciation (depreciation)	(3,175)

Fair value of assets, December 31, 2021	$65,945

The weighted-average assumptions used to determine the benefit obligation in the consolidated balance sheets at December 31, 2021, 2020 and 2019 are as follows:

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.70%	1.40%	2.25%	1.12%	3.42%	1.38%
Increases in compensation levels	* *	2.74%	* *	2.69%	* *	2.83%
Interest crediting rate	5.25%	0.99%	5.25%	0.85%	5.25%	0.79%

**	Not applicable
The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.25%	1.40%	3.42%	1.98%	4.41%	2.25%
Return on plan assets	6.25%	2.58%	6.25%	2.99%	6.25%	3.11%
Increases in compensation levels	* *	3.11%	* *	3.62%	* *	3.20%
Interest crediting rate	5.25%	0.77%	5.25%	0.63%	5.25%	0.58%

**	Not applicable
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
$1 million
. A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-quarter percentage point increase in the discount rate would decrease the Company’s net periodic benefit cost by less than $1 million.
During fiscal year 2022, the Company expects to contribute a total of approximately $3 million to $6 million to the Company’s defined benefit plans. Estimated future benefit payments from the plans as of December 31, 2021 are as follows (in thousands):

	U.S. Retiree Healthcare Plans	Non-U.S. Pension Plans	Total
2022	$1,452	$4,090	$5,542
2023	1,554	2,285	3,839
2024	1,643	2,635	4,278
2025	1,703	3,815	5,518
2026	1,726	3,093	4,819
2027 - 2031	8,358	23,408	31,766
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

Net sales for the Company’s products and services are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Product net sales:
Waters instrument systems	$1,089,248	$890,855	$963,871
Chemistry consumables	507,209	432,080	412,018
TA instrument systems	225,613	174,398	191,300

Total product sales	1,822,070	1,497,333	1,567,189
Service net sales:
Waters service	876,626	794,189	761,594
TA service	87,178	73,843	77,813

Total service sales	963,804	868,032	839,407

Total net sales	$2,785,874	$2,365,365	$2,406,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales are attributable to geographic areas based on the region of destination. Geographic sales information is presented below for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net Sales:
Asia:
China	$521,128	$404,352	$439,557
Japan	182,597	179,815	180,707
Asia Other	372,040	315,010	318,848

Total Asia	1,075,765	899,177	939,112
Americas:
United States	774,014	678,313	692,277
Americas Other	151,206	119,529	137,964

Total Americas	925,220	797,842	830,241
Europe	784,889	668,346	637,243

Total net sales	$2,785,874	$2,365,365	$2,406,596

None of the Company’s individual customers accounts for more than 2% of annual Company sales. Net sales by customer class are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Pharmaceutical	$1,667,061	$1,386,966	$1,365,275
Industrial	829,204	707,772	719,377
Academic and governmental	289,609	270,627	321,944

Total net sales	$2,785,874	$2,365,365	$2,406,596

Net sales for the Company recognized at a point in time versus over time are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net sales recognized at a point in time:
Instrument systems	$1,314,861	$1,065,253	$1,155,171
Chemistry consumables	507,209	432,080	412,018
Service sales recognized at a point in time (time & materials)	354,666	365,776	323,247

Total net sales recognized at a point in time	2,176,736	1,863,109	1,890,436
Net sales recognized over time:
Service and software sales recognized over time (contracts)	609,138	502,256	516,160

Total net sales	$2,785,874	$2,365,365	$2,406,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-lived assets information at December 31, 2021 and 2020 is presented below (in thousands):

	2021	2020	2019
Long-lived assets:
United States	$395,446	$350,615	$276,891
Americas Other	1,662	1,179	1,929

Total Americas	397,108	351,794	278,820
Europe	130,806	119,978	116,734
Asia	19,999	22,231	21,788

Total long-lived assets	$547,913	$494,003	$417,342

The Americas Other category includes Canada, Latin America and Puerto Rico. Long-lived assets exclude goodwill, other intangible assets and other assets.
19    Unaudited Quarterly Results
The Company’s unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$608,545	$681,647	$659,233	$836,449	$2,785,874
Costs and operating expenses:
Cost of sales	254,147	280,254	271,128	351,004	1,156,533
Selling and administrative expenses	143,196	158,213	152,545	173,014	626,968
Research and development expenses	38,092	44,949	41,986	43,331	168,358
Purchased intangibles amortization	1,840	1,809	1,759	1,735	7,143
Litigation provisions	—	—	—	5,165	5,165

Total costs and operating expenses	437,275	485,225	467,418	574,249	1,964,167

Operating income	171,270	196,422	191,815	262,200	821,707
Other income (expense)	9,359	9,321	(607)	(870)	17,203
Interest expense	(10,946)	(12,027)	(11,081)	(10,884)	(44,938)
Interest income	4,101	3,698	2,548	1,874	12,221

Income before income taxes	173,784	197,414	182,675	252,320	806,193
Provision for income taxes	25,657	30,122	21,490	36,081	113,350

Net income	$148,127	$167,292	$161,185	$216,239	$692,843

Net income per basic common share	2.38	2.71	2.63	3.55	11.25
Weighted-average number of basic common shares	62,260	61,685	61,359	60,984	61,575
Net income per diluted common share	2.37	2.69	2.60	3.52	11.17
Weighted-average number of diluted common shares and equivalents	62,632	62,157	61,888	61,423	62,028

10
0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$464,939	$519,984	$593,784	$786,658	$2,365,365
Costs and operating expenses:
Cost of sales	210,644	213,134	262,342	320,569	1,006,689
Selling and administrative expenses	147,735	117,449	135,430	153,084	553,698
Research and development expenses	34,989	31,155	34,971	39,662	140,777
Purchased intangibles amortization	2,625	2,618	2,657	2,687	10,587
Asset Impairments	—	—	—	6,945	6,945
Litigation provisions	666	514	—	—	1,180

Total costs and operating expenses	396,659	364,870	435,400	522,947	1,719,876

Operating income	68,280	155,114	158,384	263,711	645,489
Other (expense) income	(374)	(736)	(1,039)	374	(1,775)
Interest expense	(14,079)	(13,018)	(10,915)	(11,058)	(49,070)
Interest income	4,036	4,003	4,007	4,224	16,270

Income before income taxes	57,863	145,363	150,437	257,251	610,914
Provision for income taxes	4,301	22,434	23,668	38,940	89,343

Net income	$53,562	$122,929	$126,769	$218,311	$521,571

Net income per basic common share	0.86	1.98	2.04	3.51	8.40
Weighted-average number of basic common shares	62,232	61,944	62,002	62,170	62,094
Net income per diluted common share	0.86	1.98	2.03	3.49	8.36
Weighted-average number of diluted common shares and equivalents	62,626	62,184	62,303	62,501	62,414
The Company typically experiences an increase in sales in the fourth quarter, as a result of purchasing habits for capital goods of customers that tend to exhaust their spending budgets by calendar year end. Selling and administrative expenses are typically higher after the first quarter in each year as the Company’s annual payroll merit increases take effect, however during the second quarter of 2020, the Company’s selling and administrative expenses decreased compared to the first quarter of 2020 as a result of severance-related costs incurred during the first quarter of 2020 in connection with a reduction in workforce and lease-termination and exit costs. These costs were offset by
COVID-19 and restructuring
cost-saving actions that reduced planned
salaries and non-essential spending,
beginning in the second quarter of 2020 and totaled $70 million for the year. Selling and administrative expenses will vary in the fourth quarter in relation to performance in the quarter and for the year.
During the first quarter of 2021, the Company recorded an unrealized gain of $10 million due to an observable change in fair value of an existing investment the Company does not have the ability to exercise significant influence over. This unrealized gain was recorded in Other income.
During the second quarter of 2021, the Company executed a settlement agreement to resolve patent infringement litigation with Bruker Corporation and Bruker Daltronik GmbH regarding their timsTOF product line. In connection with the settlement, the Company is entitled to receive $10 million in guaranteed payments, including minimum royalty payments, which was recognized within other income in our consolidated statement of operations. This settlement was recorded in Other income.

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

10
1

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
10-K.
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 (1) to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure and (2) to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
See Management’s Report on Internal Control Over Financial Reporting in Item 8 on page 51 of this Form
10-K.
Report of the Independent Registered Public Accounting Firm
See the report of PricewaterhouseCoopers LLP in Item 8 beginning on page 52 of this Form
10-K.
Changes in Internal Control Over Financial Reporting
No change was identified in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B:
 Other Information
None.
Item 9C:
 Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III

Item 10:	Directors, Executive Officers and Corporate Governance
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:
Dr. Udit Batra, 51, was appointed a Director of the Company as well as President and CEO on September 1, 2020. He most recently served as Chief Executive Officer of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates as MilliporeSigma in the United States and Canada, and as a member of its Executive Board, roles he held from 2014 and 2016, respectively, through July 2020. Prior to that, Dr. Batra served as President and Chief Executive Officer of Merck KGaA, Darmstadt, Germany’s Consumer Health business. Dr. Batra oversaw the company’s Bioethics Advisory Panel and had Board responsibility for the global Information Technology function. Before joining Merck KGaA, Darmstadt, Germany, Dr. Batra held several positions of increasing responsibility at Novartis, including Global Head of Corporate Strategy in Switzerland, Country President for the Pharma Business of Novartis in Australia and New Zealand and the Global Head of Public Health and Market Access in Cambridge, Massachusetts. Dr. Batra also served at the global consultancy McKinsey & Company across the healthcare, consumer and non-profit
sectors. Dr. Batra started his career at Merck Research Labs in West Point, Pennsylvania as a research engineer.
Keeley Aleman, 45, was appointed Senior Vice President, General Counsel and Secretary in October of 2019. Ms. Aleman joined Waters Corporation in 2006 as the Assistant General Counsel and held various legal roles focusing on business transactions, commercial strategies, international development, compliance, corporate governance and organizational matters. Prior to joining Waters Corporation she held corporate associate positions at Goodwin Procter, LLP and Testa, Hurwitz & Thibeault, LLP.
Jianqing Bennett, 52, was appointed Senior Vice President of TA Instruments Division on May 1, 2021. Previously, Ms. Bennett served as Senior Vice President, High Growth Markets at Beckman Coulter Diagnostics from November 2017 to March 2021. Prior to that, from 2007-2017, she held various senior management positions at Carestream Health Inc, including serving as President, Medical Digital Solutions from August 2015 to November 2017.
Amol Chaubal, 46, was appointed Chief Financial Officers of Waters Corporation on May 12, 2021. Previously, Mr. Chaubal was Chief Financial Officer of Quanterix Corporation, a life sciences company, where he served as Chief Financial Officer since April 2019. Before Quanterix, Mr. Chaubal served as Chief Financial Officer, Global Operations at Smith & Nephew, a global medical devices company, from October 2017 to April 2019. Prior to his time at Smith & Nephew, he served as Corporate Vice President and Head of Finance for the Clinical Research Services and Access business at Parexel from July 2015 to October 2017.
Belinda Hyde, 51, was appointed Senior Vice President, Global Human Resources of Waters Corporation in January 2021. She is responsible for all aspects of the Global Human Resources function including talent management, total rewards, HR business partners, HR operations and technology, employee engagement and diversity and inclusion. Prior to joining Waters, Ms. Hyde served as the Chief Human Resources Officer for SPX FLOW, from July 2015 to December 2020, and Schnitzer Steel. She has also held leadership roles in business and cultural transformation, executive development, talent management, compensation, benefits, training, internal communications and business partner support at companies such as Caltex Petroleum, Dell Technologies, Invitrogen and Celanese Corporation. Ms. Hyde earned a Bachelor of Arts in psychology from the University of Texas, as well as both a master’s degree and doctorate in industrial and organizational psychology from the University of Houston.
Jonathan M. Pratt, 52, was appointed Senior Vice President, Waters Division, on May 1, 2021. Previously, he served as Senior Vice President and President, TA Instruments from August 2019 to April 30, 2021. Prior to joining Waters Corporation, Mr. Pratt was President of Beckman Coulter Life Sciences from January 2017 to April 2019. Additionally, he held senior positions at Pall Corporation from 2001 to 2017, where he was Vice President and General Manager from October 2015 to December 2016 following Pall Corporation’s acquisition by Danaher Corporation and, prior to that, President of its Food & Beverage, Laboratory and ForteBio businesses from April 2011 to October 2015. Since August 2020, Mr. Pratt has served on the Board of SPX FLOW, Inc. (NYSE:FLOW) as an independent director and a member of the Audit, Compensation and Nominating & Governance Committees.
Dan Welch, 60, was appointed Senior Vice President, Global Operations in July 2020 and was Vice President of Global Supply Chain since July 2019 and Senior Director, Supply Chain Management since August 2017. Mr. Welch joined Waters Corporation in May 2012 as General Manager and Senior Director of Manufacturing Operations. Prior to joining Waters Corporation, he held senior operations and engineering positions at semiconductor and solar energy companies.

Information regarding the Company’s directors, any material changes to the process by which security holders may recommend nominees to the Board of Directors and the information required by the Item will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference (the “2022 Proxy Statement”), under the headings “Election of Directors”, “Directors Meetings and Board Committees”, “Corporate Governance”, “Report of the Audit Committee of the Board of Directors” and “Compensation of Directors and Executive Officers”. Information regarding compliance with Section 16(a) of the Exchange Act is contained in the 2022 Proxy Statement, under the heading “Delinquent Section 16(a) Reports”. Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is contained in the 2022 Proxy Statement, under the headings “Report of the Audit Committee of the Board of Directors” and “Directors Meetings and Board Committees”. Such information is incorporated herein by reference.
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
The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors are available on the Company’s website,
www.waters.com
, under the caption “Corporate Governance”. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Secretary of the Company, c/o Waters Corporation, 34 Maple Street, Milford, MA 01757.

Item 11:	Executive Compensation
This information is contained in the 2022 Proxy Statement, under the headings “Compensation of Directors and Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the Equity Compensation Plan information set forth below, this information is contained in the 2022 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2021 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its existing equity compensation plans (in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,064	$202.24	7,177
Equity compensation plans not approved by security holders	—	—	—

Total	1,064	$202.24	7,177

(1)
Column (a) includes an aggregate of 373 shares of common stock to be issued upon settlement of restricted stock, restricted stock units and performance stock units. The weighted-average share price in column (b) does not take into account restricted stock, restricted stock units or performance stock units, which do not have an exercise price.

See Note 14, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

Item 13:	Certain Relationships and Related Transactions and Director Independence
This information is contained in the 2022 Proxy Statement, under the headings “Directors Meetings and Board Committees”, “Corporate Governance” and “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services
This information is contained in the 2022 Proxy Statement, under the headings “Ratification of Selection of Independent Registered Public Accounting Firm” and “Report of the Audit Committee of the Board of Directors”. Such information is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:

(1)	Financial Statements:
The consolidated financial statements of the Company and its subsidiaries are filed as part of this
Form 10-K
and are set forth on pages
55
to
101
. The report of PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, dated February 24, 2022, is set forth beginning on page
52
of this
Form 10-K.

(2)	Exhibits:

Exhibit Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Waters Corporation.(1)(P)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 12, 1999.(3)

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of July 27, 2000.(4)

3.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Waters Corporation, dated as of May 25, 2001.(5)

3.5	Amended and Restated Bylaws of Waters Corporation, dated as of October 8, 2020.(33)

4.1	Description of Registrant’s Securities.(6)

10.1	Waters Corporation Retirement Plan.(2)(P)(*)

10.2	Waters Corporation 2003 Equity Incentive Plan.(7)(*)

10.3	First Amendment to the Waters Corporation 2003 Equity Incentive Plan.(8)(*)

10.4	Form of Director Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(9)(*)

10.5	Form of Director Restricted Stock Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(9)(*)

10.6	Form of Executive Officer Stock Option Agreement under the Waters Corporation 2003 Equity Incentive Plan, as amended.(9)(*)

10.7	Second Amendment to the Waters Corporation 2003 Equity Incentive Plan.(10)(*)

10.8	Third Amendment to the Waters Corporation 2003 Equity Incentive Plan.(11)(*)

10.9	Amended and Restated Waters 401(k) Restoration Plan, effective January 1, 2008.(12)(*)

10.10	Amended and Restated Waters Retirement Restoration Plan, effective January 1, 2008.(13)(*)

10.11	Amended and Restated Waters Corporation 1996 Non-Employee Director Deferred Compensation Plan, Effective January 1, 2008.(13)(*)

10.12	2014 Waters Corporation Management Incentive Plan.(21)(*)

10.13	Waters Corporation 2009 Employee Stock Purchase Plan.(14)(*)

10.14	Note Purchase Agreement, dated as of February 1, 2010, between Waters Corporation and the purchases named therein.(15)

Exhibit Number	Description of Document

10.15	First Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(16)

10.16	Note Purchase Agreement, dated March 15, 2011, between Waters Corporation and the purchases named therein.(16)

10.17	Waters Corporation 2012 Equity Incentive Plan.(17)(*)

10.18	Form of Waters 2012 Stock Option Agreement - Executive Officers.(18)(*)

10.19	Form of Waters 2012 Stock Option Agreement - Directors.(18)(*)

10.20	Form of Waters 2012 Restricted Stock Agreement - Directors.(18)(*)

10.21	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - Five Year Vesting.(19)(*)

10.22	Form of Waters 2012 Restricted Stock Unit Agreement for Executive Officers - One Year Vesting.(19)(*)

10.23	Note Purchase Agreement, dated June 30, 2014, between Waters Corporation and the purchases named therein.(20)

10.24	Change of Control/Severance Agreement, dated as of April 1, 2015, between Waters Corporation and Michael F. Silveira.(22)(*)

10.25	President and Chief Executive Employment Agreement.(23)(*)

10.26	Change of Control/Severance Agreement, dated as of September 8, 2015, between Waters Corporation and Christopher J. O’Connell.(23)(*)

10.27	Note Purchase Agreement, dated as of May 12, 2016, between Waters Corporation and the purchasers named therein.(24)

10.28	Form of Waters 2012 Performance Stock Unit Award Agreement.(25)(*)

10.29	Senior Vice President and Chief Financial Officer Employment Agreement.(26)(*)

10.30	Form of Change of Control/Severance Agreement.(27)(*)

10.31	Employment Agreement, dated July 21, 2017, between Waters Corporation and Dr. Rohit Khanna.(28)(*)

10.32	Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(30)

10.33	First Amendment to the Credit Agreement, dated as of November 30, 2017, among Waters Corporation, JPMorgan Chase Bank, N.A., JP Morgan Europe Limited and other Lenders party thereto.(31)

10.34	Second Amendment to the Note Purchase Agreement, dated as of February 1, 2010.(31)

10.35	First Amendment to the Note Purchase Agreement, dated as of March 15, 2011.(31)

10.36	First Amendment to the Note Purchase Agreement, dated as of June 30, 2014.(31)

10.37	First Amendment to the Note Purchase Agreement, dated as of May 12, 2016.(31)

10.38	Note Purchase Agreement, dated as of September 12, 2019, between Waters Corporation and the purchasers named therein.(32)

10.39	Form of Performance Stock Unit Award Agreement under the Waters Corporation 2012 Equity Incentive Plan.(36)(*)

Exhibit Number	Description of Document

10.40	Chief Executive Officer Transition and Separation Agreement, dated June 17, 2020, between Waters Corporation and Christopher J. O’Connell.(34)(*)

10.41	President and Chief Executive Employment Agreement, dated July 14, 2020, between Waters Corporation and Udit Batra.(34)(*)

10.42	Change of Control/Severance Agreement, dated as of July 14, 2020, between Waters Corporation and Udit Batra.(34)(*)

10.43	Waters Corporation 2020 Equity Incentive Plan.(35)(*)

10.44	Employee Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.45	Director Form of Stock Option Award Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.46	Form of RSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.47	CEO Form of PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.48	Employee (Non-CEO) PSU Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.49	Director Form of RSA Agreement under the Waters Corporation 2020 Equity Incentive Plan.(34)(*)

10.50	Note Purchase Agreement, dated as of March 2, 2021, by and among the Company and the purchasers signatory thereto, including the forms of notes. (37)

10.51	Transition and Consulting Agreement, dated April 16, 2021, between Waters Corporation and Michael C. Harrington. (38)(*)

10.52	Transition and Consulting Agreement, dated April 19, 2021, between Waters Corporation and Ian S. King. (38)(*)

10.53	Employment Offer Letter, dated April 16, 2021, between Waters Corporation and Amol Chaubal (38)(*)

10.54	Change of Control and Severance Agreement, dated April 16, 2021, between Waters Corporation and Amol Chaubal. (38)(*)

10.55	Letter Agreement, dated April 18, 2021, between Waters Corporation and Jonathan M. Pratt. (38)(*)

10.56	Amendment and Restatement Agreement, dated September 17, 2021, by and among the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (39)

21.1	Subsidiaries of Waters Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101
The following materials from Waters Corporation’s Annual Report on Form
10-K
for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) Notes to Consolidated Financial Statements.

Exhibit Number	Description of Document

104	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 29, 1996 (File No. 001-14010).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated October 24, 1996 (File No. 333-96934).
(3)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 11, 1999 (File No. 001-14010).
(4)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 8, 2000 (File No. 001-14010).
(5)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 28, 2002 (File No. 001-14010).
(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K dated February 24, 2021 (File No. 001-14010)
(7)	Incorporated by reference to the Registrant’s Report on Form S-8 dated November 20, 2003 (File No. 333-110613).
(8)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 12, 2004 (File No. 001-14010).
(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 10, 2004 (File No. 001-14010).
(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2005 (File No. 001-14010).
(11)	Incorporated by reference to the Registrant’s Report on Form 10-K dated March 1, 2007 (File No. 001-14010).
(12)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 2, 2007 (File No. 001-14010).
(13)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2009 (File No. 001-14010).
(14)	Incorporated by reference to the Registrant’s Report on Form S-8 dated July 10, 2009 (File No. 333-160507).
(15)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 26, 2010 (File No. 001-14010).
(16)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2011 (File No. 001-14010).
(17)	Incorporated by reference to the Registrant’s Report on Form S-8 dated September 5, 2012 (File No. 333-183721).
(18)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2012 (File No. 001-14010).
(19)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 11, 2013 (File No. 001-14010).
(20)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 1, 2014 (File No. 001-14010).
(21)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated February 27, 2015 (File No. 001-14010).
(22)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 8, 2015 (File No. 001-14010).
(23)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 7, 2015 (File No. 001-14010).
(24)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated August 5, 2016 (File No. 001-14010).

(25)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 15, 2016 (File No. 001-14010).
(26)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 24, 2017 (File No. 001-14010).
(27)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 27, 2017 (File No. 001-14010).
(28)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated November 3, 2017 (File No. 001-14010).
(29)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 8, 2017 (File No. 001-14010).
(30)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 27, 2018 (File No. 001-14010).
(31)	Incorporated by reference to the Registrant’s Report on Form 10-K/A dated March 1, 2019 (File No. 001-14010).
(32)	Incorporated by reference to the Registrant’s Report on Form 8-K dated September 16, 2019 (File No. 001-14010).
(33)	Incorporated by reference to the Registrant’s Report on Form 8-K dated October 8, 2020 (File No. 001-14010).
(34)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated July 29, 2020 (File No. 001-14010).
(35)	Incorporated by reference to Exhibit 4.2 of the Registration Statement filed on Form S-8 dated June 8, 2020 (File No. 333-239020).
(36)	Incorporated by reference to the Registrant’s Report on Form 10-K dated February 25, 2020 (File No. 001-14010).
(37)	Incorporated by reference to the Registrant’s Report on Form 8-K dated March 4, 2021 (File No. 001-14010).
(38)	Incorporated by reference to the Registrant’s Report on Form 10-Q dated May 6, 2021 (File No. 001-14010).
(39)	Incorporated by reference to the Registrant’s Report on Form 8-K dated September 20, 2021 (File No. 001-14010).
(P)	Paper Filing
(*)	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(**)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

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

W ATERS C ORPORATION

/s/ Amol Chaubal
Amol Chaubal
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

/s/ Dr. Flemming Ornskov, M.D., M.P.H.	Chairman of the Board of Directors
Dr. Flemming Ornskov, M.D., M.P.H.

/s/ Dr. Udit Batra, Ph.D.	President and Chief Executive Officer
Dr. Udit Batra, Ph.D.	Director (Principal Executive Officer)

/s/ Amol Chaubal	Senior Vice President and Chief Financial Officer
Amol Chaubal	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Linda Baddour	Director
Linda Baddour

/s/ John M. Ballbach	Director
John M. Ballbach

/s/ Edward Conard	Director
Edward Conard

/s/ Gary Hendrickson	Director
Gary Hendrickson

/s/ Dr. Pearl S. Huang, Ph.D.	Director
Dr. Pearl S. Huang, Ph.D.

/s/ Wei Jiang	Director
Wei Jiang

/s/ Christopher A. Kuebler	Director
Christopher A. Kuebler

/s/ Thomas P. Salice	Director
Thomas P. Salice